Form 10-Q
period 2012-03-31
Ares Commercial Real Estate Corp
filed 2012-06-01
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period           to

Commission File No. 001-35517

ARES COMMERCIAL REAL ESTATE CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	45-3148087
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Two North LaSalle Street, Suite 925, Chicago, IL 60602

(Address of principal executive office)   (Zip Code)

(312) 324-5900

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2012
Common stock, $0.01 par value	9,235,135

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$4,586	$1,240
Restricted cash	912	—
Loans held for investment	77,251	4,945
Interest receivable	521	3
Deferred financing costs, net	1,173	1,194
Other assets	458	205
Total assets	$84,901	$7,587
LIABILITIES
Secured financing agreements	$47,289	$—
Due to affiliate	418	827
Interest payable	71	—
Dividends payable	502	—
Refundable deposits	—	200
Accrued expenses and other liabilities	1,055	123
Total liabilities	49,335	1,150

Commitments and contingencies

Series A convertible preferred stock, par value $50,000 per share, 600 and 0 shares authorized, 114.4578 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6,295	—

STOCKHOLDER’S EQUITY
Preferred stock, par value $0.01 per share, 5,000,000 and 0 shares authorized at March 31, 2012 and December 31, 2011, respectively, 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share, 95,000,000 and 100,000 shares authorized, 1,500,000 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	15	—
Additional paid in capital — common stock	29,985	6,600
Accumulated deficit	(729)	(163)
Total stockholder’s equity	29,271	6,437
Total liabilities and stockholder’s equity	$84,901	$7,587

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share data)

For the three months ended March 31, 2012
(unaudited)
Net interest margin:
Interest income	$949
Interest expense	(339)
Net interest margin	610

Expenses:
Professional fees	65
General and administrative fees	37
Total expenses	102

Income from continuing operations	508

Income tax expense	—

Net income	508

Less income allocable to Series A convertible preferred stock:
Quarterly preferred dividend	(52)
Accretion of redemption premium	(572)

Net loss allocable to common stockholder	(116)

Basic and diluted earnings per common share	$(0.12)

Weighted average shares of common stock outstanding — basic and diluted	998,571

Dividends declared per common share	$0.30

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2011	—	$—	$6,600	$(163)	$6,437
Issuance of common stock	1,500,000	15	23,385	—	23,400
Net loss allocable to common stockholder	—	—	—	(116)	(116)
Dividends declared	—	—	—	(450)	(450)
Balance at March 31, 2012	1,500,000	$15	$29,985	$(729)	$29,271

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

For the three months ended March 31, 2012
(unaudited)
Operating activities:
Net income	$508
Adjustments to reconcile net income to cash used in operating activities:
Amortization of deferred financing costs	125
Amortization of deferred loan origination fees	(57)
Changes in operating assets and liabilities:
Interest receivable	(518)
Other assets	(24)
Due to affiliate	(144)
Interest payable	71
Refundable deposits	(200)
Accounts payable and accrued expenses	18
Net cash used in operating activities	(221)
Investing activities:
Issuance of and fundings on loans held for investment	(73,147)
Repayment of loans held for investment	18
Receipt of origination fees	880
Net cash used in investing activities	(72,249)
Financing activities:
Proceeds from secured financing arrangements	47,289
Proceeds for issuance of Series A convertible preferred stock	5,723
Proceeds for issuance of common stock	23,400
Secured financing and offering costs	(596)
Net cash provided by financing activities	75,816

Change in cash and cash equivalents	3,346
Cash and cash equivalents, beginning of period	1,240

Cash and cash equivalents, end of period	$4,586

Supplemental Information:
Interest paid during the period	$143
Supplemental disclosure of noncash financing activities:
Accretion of redemption premium	$572
Deferred financing and offering costs	$332
Dividends payable	$502

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except share data, percentages and as otherwise indicated)

1.                                      ORGANIZATION

Ares Commercial Real Estate Corporation (the “Company,” “ACRE,” “we,” “us” and “our”) is a Maryland corporation that was incorporated on September 1, 2011, and was initially funded and commenced investment operations on December 9, 2011. The Company is focused primarily on originating, investing in and managing middle-market commercial real estate (“CRE”) loans and other CRE-related investments.  As of March 31, 2012, we had filed a registration statement to offer shares of our common stock for public sale. See Note 11 for subsequent events relating to the public sale of our common stock.

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s taxable year ending December 31, 2012. The Company generally will not be subject to U.S. federal income taxes on the Company’s taxable income to the extent that the Company annually distributes all or substantially all of the Company’s taxable income to stockholders and maintains the Company’s intended qualification as a REIT.

The Company is externally managed by Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”), a Securities and Exchange Commission registered investment adviser and a wholly owned subsidiary of Ares Management LLC, a global alternative asset manager and also a registered investment adviser.

Interim financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2012.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP, and include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of the operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions. Cash and cash equivalents are carried at cost which approximates fair value.

Restricted Cash

Restricted cash includes escrows for taxes, insurance, leasing outlays, capital expenditures, tenant security deposits, and payments required under certain loan agreements.  These escrow deposits are held on behalf of the respective borrowers and are offset by escrow cash liability included in accrued expenses and other liabilities on the consolidated balance sheet.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the Federal Deposit Insurance Corporation insured limit.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except share data, percentages and as otherwise indicated)

Loans Held for Investment

The Company originates commercial real estate debt and related instruments generally to be held for investment and to maturity. Loans that are held for investment are carried at cost, net of unamortized loan fees, and origination and acquisition costs, unless the loans are deemed impaired.

Each loan classified as held for investment is evaluated for impairment on a periodic basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, the Company will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.

The Company’s loans are collateralized by real estate. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan.

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs to be incurred by the Company in connection with its common stock offerings will be reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering will be expensed as incurred. Underwriting commissions that are paid by another party, such as our Manager, will be reflected as a contribution from stockholder in the consolidated financial statements.

Revenue Recognition

Interest income is accrued based on the outstanding principal amount and the contractual terms of each loan. Origination fees, contractual exit fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the terms of the respective credit facilities. Accumulated amortization of deferred financing costs was $164 and $39 at March 31, 2012 and December 31, 2011, respectively.

Fair Value Measurements

The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs.  The three levels of inputs that may be used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except share data, percentages and as otherwise indicated)

Level 3 — Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

The only financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are cash equivalents. The Company has not elected the fair value option for the remaining financial instruments, including loans held for investment and secured financing agreements. Such financial instruments are carried at cost while fair value is separately disclosed (see Note 8).

Income Taxes

The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT. As a result of the Company’s expected REIT qualification, the Company does not generally expect to pay U.S. federal corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s taxable income to the Company’s stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the Company’s subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

Segment Reporting

The Company is primarily focused on acquiring and originating commercial mortgage loans and other commercial real estate-related debt investments. For the three months ended March 31, 2012, the Company’s only reportable segment was the debt investment segment.

New Accounting Pronouncements

Repurchase Agreements—In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update was effective for the Company on January 1, 2012, and the amendment is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this new guidance did not have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows.

Fair Value Measurement—In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements under GAAP. The new guidance amends current fair value guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the new guidance did not have a significant effect on the Company’s consolidated balance sheet, results of operations or cash flows.

Comprehensive Income—In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The new guidance changes the presentation of comprehensive income, but not the components that are recognized in net income or other comprehensive income under current GAAP. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the new guidance did not have a significant effect on the Company’s consolidated balance sheet, results of operations or cash flows.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except share data, percentages and as otherwise indicated)

3.                                      LOANS HELD FOR INVESTMENT

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost.  The following tables summarize our loans held for investment as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
Senior mortgage loans	$69,393	$70,184	6.5%	3.1
Subordinated debt investment	7,858	8,000	6.0%	3.0
Total	$77,251	$78,184	6.5%	3.1

	December 31, 2011
	Carrying Value	Face Amount	Weighted Average Coupon	Weighted Average Life (years)
Senior mortgage loan	$4,945	$5,055	6.5%	3.0

For the three months ended March 31, 2012, the activity in our loan portfolio was as follows:

Balance at December 31, 2011	$4,945
Originations	72,945
Receipt of origination fee	(880)
Additional funding	202
Repayments	(18)
Origination fee amortization	57
Balance at March 31, 2012	$77,251

On January 27, 2012, we co-originated a $37,000 commitment for a transitional first mortgage loan on an office building located in Fort Lauderdale, FL. The loan was closed as a $15,000 subordinated debt B-Note, which we retained, and a $22,000 A-Note, which was fully funded by a major national bank. The B-Note was initially funded in the amount of $8,000; net of fees, the carrying amount is $7,850.

On February 8, 2012, we originated a $35,000 stretch first mortgage loan on an office building located in Boston, MA. The loan was fully funded at closing; net of fees, the carrying amount is $34,650.

On February 13, 2012, we funded $29,945 of the total commitment of $38,000 for a transitional first mortgage loan on an office building located in Austin, TX; net of fees, the carrying amount is $29,565.

The Company evaluates its loans for impairment at least quarterly.  Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower are regularly evaluated. Specifically, the Company’s performance monitoring criteria are classified in four general categories; (1) Borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation, (2) Economic review, which considers the performance of the leasing, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity, (3) Property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures, and market perception, and (4) Market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except share data, percentages and as otherwise indicated)

As of March 31, 2012, all loans were paying in accordance with their terms.  There were no troubled debt restructurings during the three months ended March 31, 2012.

4.                                      SECURED FINANCING AGREEMENTS

	March 31, 2012		December 31, 2011
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Wells Fargo Facility	$43,751	$75,000	$—	$75,000
Citibank Facility	3,538	50,000	—	50,000
Total	$47,289	$125,000	$—	$125,000

Wells Fargo Facility

On December 14, 2011, ACRC Lender W LLC (“Lender W”), a wholly owned subsidiary of the Company, entered into a $75,000 secured revolving funding facility arranged by Wells Fargo Bank, National Association (the “Wells Fargo Facility”), pursuant to which the Company borrows funds in order to originate qualifying senior commercial mortgage loans and A-Notes.

Advances under the Wells Fargo Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50% - 2.75%. Starting May 15, 2012, the Company will begin incurring a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility. The Company is required to have a minimum of $15,000 in eligible assets assigned to Lender W before a sale of the asset for proceeds can occur.  The initial maturity date of the Wells Fargo Facility is December 14, 2014, subject to two 12-month extension options.   The Company has $31,249 of available funding under this agreement at March 31, 2012

See Note 11 for subsequent events relating to the Wells Fargo Facility.

Citibank Facility

On December 8, 2011, ACRC Lender C LLC (“Lender C”), a wholly owned subsidiary of the Company, entered into a $50,000 secured revolving funding facility arranged by Citibank, N.A. (the “Citibank Facility”). The Citibank Facility is being used for originating qualifying senior commercial mortgage loans and A-Notes.

Under the Citibank Facility, Lender C may borrow up to an aggregate principal amount of $50,000 on a revolving basis in the form of individual loans (each, an “Individual Loan”).  Each Individual Loan will be secured by an underlying loan originated by Lender C or an affiliate of Lender C.  Amounts outstanding under each Individual Loan will accrue interest at a per annum rate based on LIBOR. The margin can vary between 3.25% and 4.00% over the greater of LIBOR and 1.0%, based on the debt yield of the assets contributed into Lender C.  Effective March 3, 2012, the Company began incurring a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility.

The maturity date of each Individual Loan will be the same as the maturity date of the underlying loan that secures such Individual Loan.  The initial funding period under the Citibank Facility ends December 8, 2012, which is automatically extendable to December 8, 2013 upon the completion of an initial public offering (“IPO”) , and may be further extended on December 8, 2013 for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring.  See Note 11 for subsequent events relating to the Citibank Facility. The Company has $46,462 of available funding under this agreement at March 31, 2012.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except share data, percentages and as otherwise indicated)

Debt Covenants

The Wells Fargo Facility and Citibank Facility contain various affirmative and negative covenants, including financial covenants that require the Company or certain subsidiaries to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the agreements. As of March 31, 2012 and December 31, 2011, the Company was in compliance with all of these financial covenants.

5.                                      COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of March 31, 2012 and December 31, 2011, the Company had the following commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated debt investments:

	As of
	March 31, 2012	December 31, 2011
Total commitments	$98,932	$11,000
Less: funded commitments	(78,184)	(5,055)
Total unfunded commitments	$20,748	$5,945

The Company is from time to time party to litigation relating to claims arising in the normal course of business. The Company is not aware of any legal claims.

6.                                      SERIES A CONVERTIBLE PREFERRED STOCK

On February 8, 2012, our board of directors adopted resolutions classifying and designating 600 shares of authorized preferred stock as shares of Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”).  Holders of shares of Series A Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of funds legally available for that purpose, dividends at the Prevailing Dividend Rate, compounded quarterly. The “Prevailing Dividend Rate” means (a) beginning on the issue date through and including December 31, 2012, 10% per annum, (b) beginning on January 1, 2013 through and including December 31, 2013, 11% per annum, (c) beginning on January 1, 2014 through and including December 31, 2014, 12% per annum, and (d) beginning on January 1, 2015 and thereafter, 13% per annum; provided, however, that the Prevailing Dividend Rate may decrease by certain specified amounts if the Company achieves a certain coverage ratio.

Shares of Series A Preferred Stock are redeemable by the Company at any time, in whole or in part, beginning on June 30, 2012, at the redemption price. The redemption price for redeemed shares of Series A Preferred Stock will be an amount equal to (i) the sum of (a) the subscription price, (b) any dividends per share added thereto pursuant to the terms of the Series A Preferred Stock and (c) any accrued and unpaid dividends per share plus (ii) an amount equal to a percentage of the subscription price of the Series A Preferred Stock, which percentage shall be no less than 5% and no more than 10% and shall be the lowest percentage that, when applied to the calculation of the redemption price, would result in such holder of Series A Preferred Stock receiving a total return (taking into account the redemption price, all dividends paid in cash to such holder and any other cash payments made to such holder of Series A Preferred Stock pursuant to the terms of the Series A Preferred Stock or pursuant to the terms of such holder’s subscription agreement) on the subscription price of 14% unless such amount would be less than 5% of the subscription price (in which case 5% of the subscription price will be added) or such amount would exceed 10% of the subscription price (in which case 10% of the subscription price will be added).

Additionally, upon the occurrence of an IPO or sale transaction by the Company, the Series A Preferred Stock automatically converts to common stock at a ratio of the Series A Preferred Stock issue price divided by the public offering price of the common stock issued by the Company.  Prior to the consummation of an IPO or sale transaction, holders of the Series A Preferred Stock have an option to redeem their shares in conjunction with exercising the redemption premium.

In February 2012, we entered into subscription agreements with certain third party investors, pursuant to which such investors subscribed for commitments to purchase up to 475 shares of Series A Preferred Stock at a price per share of $50.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except share data, percentages and as otherwise indicated)

As of March 31, 2012, we had issued 114.4578 shares of Series A Preferred Stock for an aggregate subscription price of $5,723 and recognized the accretion of $572 for the redemption premium for a total balance of $6,295 .  See Note 11 for subsequent events relating to the Series A Preferred Stock.

7.                                      STOCKHOLDER’S EQUITY

In December 2011, Ares Investments Holdings LLC (“AIH”) contributed $6,600 to the Company in exchange for the Company’s agreement to effectively issue 330,000 shares of our common stock upon an increase in the authorized number of shares of the Company’s common stock. Although there were no shares of our common stock issued and outstanding as of December 31, 2011, the accompanying consolidated financial statements assumes these shares of common stock were issued to AIH during the period ended December 31, 2011.

On January 25, 2012, we entered into a subscription agreement with AIH, whereby AIH agreed to purchase 400,000 shares of our common stock for a total purchase price of $8,000, after giving effect to the reverse stock split on February 22, 2012.

On February 6, 2012, we entered into a subscription agreement with AIH, whereby AIH agreed to purchase 770,000 shares of our common stock for a total purchase price of $15,400, after giving effect to the reverse stock split on February 22, 2012.

On February 8, 2012, the charter of the Company was amended and restated to increase the number of authorized shares of our common stock and preferred stock to 95,000,000 and 5,000,000 shares, respectively. The par value remained at $0.01 per share.

On February 22, 2012, our board of directors and AIH approved a one-for-two reverse stock split whereby every two shares of common stock that were issued and outstanding immediately prior to this date were changed into one issued and outstanding share of our common stock.

As of March 31, 2012, the Company had issued and sold 1,500,000 shares of our common stock to AIH for $30,000 at an effective per share price of $20.

There were no other sales of our common stock for the three months ended March 31, 2012.  See Note 11 for subsequent events relating to sales of our common stock.

8.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments reported at fair value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP, including cash and cash equivalents. The Company did not have any other financial instruments at March 31, 2012 or December 31, 2011 that were required to be carried at fair value.

The carrying values of interest receivable and accrued expenses and other liabilities approximate their fair values due to their short-term nature. The carrying values of loans held for investment approximate fair value since the contractual rate approximates market rate.

Financial Instruments reported at cost

The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment charges have been recognized to date. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts. As of March 31, 2012, the fair value of our financial instruments approximates cost using Level 3 fair value assumptions.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except share data, percentages and as otherwise indicated)

9.                                      EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2012:

For the three months ended March 31, 2012
Net loss allocable to common stockholder:	$(116)
Divided by:
Weighted average shares of common stock outstanding—basic and diluted:	998,571
Basic and diluted earnings per common share:	$(0.12)

10.                               RELATED PARTY TRANSACTIONS

The Company is party to an interim management agreement with ACREM.  ACREM provides investment advisory and management services to the Company. For providing these services on an interim basis, ACREM has agreed to receive only reimbursements from the Company for any third party costs that ACREM incurs on behalf of the Company. As of March 31, 2012 and December 31, 2011, the Company owed $418 and $827, respectively to ACREM for such costs that are reported in “due to affiliate” in the accompanying consolidated balance sheets. See Note 11 for subsequent events relating to the Company’s management agreement.

In addition, two of the Company’s subsidiaries, Lender C and Lender W, along with their respective lenders, Citibank, N.A. and Wells Fargo Bank, National Association, have entered into interim servicing agreements with ACREM’s servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s-ranked commercial primary and special servicer that is included on S&P’s Select Servicer List. No servicing fees are owed at December 31, 2011.  For the three months ended March 31, 2012, servicing fees of $11 were owed to ACRES and reported in “general and administrative expenses” within the accompanying consolidated statement of operations.

On February 8, 2012, we entered into a promissory note with AIH, whereby AIH loaned us $2,000. The note was repaid with $4 in interest due under the note on March 1, 2012 with the proceeds from the sale of the Series A Preferred Stock.

See Note 11 for subsequent events relating to the Company’s related party transactions.

11.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the accompanying consolidated financial statements as of and for the three months ended March 31, 2012.

On April 2, 2012, a cash dividend of $52 was paid in respect of, and in accordance with, the Company’s Series A Preferred Stock and a cash dividend of $450 was paid to our sole common stockholder at that time.

On April 23, 2012, the Company adopted the 2012 Equity Incentive Plan.  Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units and/or other equity-based awards to the Company’s independent directors, the Company’s Chief Financial Officer, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 7.5% of the issued and outstanding shares of the Company’s common stock immediately after giving effect to the issuance of the shares sold in the Company’s IPO (including any shares issued pursuant to the underwriters’ exercise of their overallotment option but excluding grants of common stock-based awards under the 2012 Equity Incentive Plan or any other equity plan of the Company). Any restricted shares of the Company’s common stock and restricted stock units will be accounted for under Financial Accounting Standards Board ASC Topic 718, resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except share data, percentages and as otherwise indicated)

On April 25, 2012, in connection with our IPO, the Company entered into a management agreement (the “Management Agreement”) with ACREM under which ACREM, subject to the supervision and oversight of our board of directors, will be responsible for, among other duties, (a) performing all of the Company’s day-to-day functions, (b) determining the Company’s investment strategy and guidelines in conjunction with the Company’s board of directors, (c) sourcing, analyzing and executing investments, asset sales and financing, and (d) performing portfolio management duties. In addition, ACREM will have an Investment Committee that will oversee compliance with the Company’s investment strategy and guidelines, investment portfolio holdings and financing strategy.

In exchange for its services, ACREM will be entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to the Company’s 2012 Equity Incentive Plan and a termination fee, if applicable, as set forth below.

The base management fee is equal to 1.5% of the Company’s stockholders’ equity per annum and calculated and payable quarterly in arrears in cash.  For purposes of calculating the management fee, stockholders’ equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase our common stock since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to our operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between ACREM and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The base management fee is payable quarterly in arrears in cash.

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted stock units, any restricted shares of the Company’s common stock and other shares of the Company’s common stock underlying awards granted under the Company’s 2012 Equity Incentive Plan as further described below) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that the Company forecloses on any properties underlying its target investments), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of our independent directors.  For purposes of calculating the incentive fee prior to the completion of a 12-month period following this offering, Core Earnings will be calculated on the basis of the number of days that the Management Agreement has been in effect on an annualized basis.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except share data, percentages and as otherwise indicated)

The Company will reimburse ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis. The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company’s (a) Chief Financial Officer, based on the percentage of his time spent on the Company’s affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of their time spent on the Company’s affairs. The Company may be required to pay the Company’s pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates required for the Company’s operations.

The initial term of the Management Agreement will end May 1, 2015, with automatic one-year renewal terms that end on the applicable anniversary of the completion of this offering. Except under limited circumstances, upon such a termination, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24 month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

On May 1, 2012, the Company completed its IPO of 7,700,000 shares of its common stock at a price of $18.50 per share, raising $142,450 in gross proceeds.  Our Manager paid directly to the underwriters the underwriting discount.  The Company incurred approximately $3,100 of expenses in connection with the IPO. The net proceeds to the Company totaled approximately $139,400. The Company used approximately $47,300 of the net proceeds of the IPO to repay outstanding amounts under the Wells Fargo Facility and the Citibank Facility and approximately $6,300 to redeem all of its issued shares of Series A Preferred Stock.  The balance will be used for general corporate working capital purposes and to originate our target investments. Until appropriate investments can be identified, we may invest this balance in interest-bearing short-term investments, including money market accounts or funds, CMBS or corporate bonds, which are consistent with our intention to qualify as a REIT.

On May 1, 2012, in connection with the completion of the IPO, each of the Company’s five independent directors were granted 5,000 restricted shares of the Company’s common stock as awards granted pursuant to the 2012 Equity Incentive Plan. These initial awards of restricted shares will vest ratably on a quarterly basis over a three-year period beginning on July 1, 2012. In addition, on May 1, 2012, each of the Company’s five independent directors were granted 2,027 restricted shares of the Company’s common stock as 2012 annual compensation awards granted pursuant to the 2012 Equity Incentive Plan. These annual awards of restricted shares will vest ratably on a quarterly basis over a one-year period beginning on July 1, 2012.

On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to make the Company the guarantor and to provide for an increase in the availability under the Citibank Facility from $50,000 to $86,225.  The end of the funding period was automatically extended to December 8, 2013, and may be further extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring.   The completion of the IPO triggered a modification of the interest rate margin to a range of 2.50% -3.50% over the greater of LIBOR and 0.5%. The Citibank Facility, as amended, imposes certain financial and operating covenants, including, without limitation, covenants on the Company related to: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $20,000, or (2) 5% of the Company’s tangible net worth, and (c) a cap on the Company’s distributions of the greater of (1) 100% of the Company’s taxable net income, or (2) such amount as is necessary to maintain the Company’s status as a real estate investment trust.

On May 18, 2012, ACRC Lender One LLC (“Lender One”), a wholly owned subsidiary of the Company, entered into a $50,000 secured funding facility (the “Capital One Facility”) with Capital One, National Association (“Capital One”), as lender and the Company, as guarantor.  The Capital One Facility will be used for originating qualifying senior commercial mortgage loans.  Under the Capital One Facility, Lender One may borrow up to an aggregate principal amount of $50,000 on a revolving basis in the form of individual loans evidenced by individual notes (each, an “Individual Loan”).  Each Individual Loan will be secured by an underlying loan originated by Lender One or an affiliate of Lender One.  Amounts outstanding under each Individual Loan will accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%.  Lender One may request Individual Loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at Capital One’s discretion.  The maturity date of each Individual Loan will be the same as the maturity date of the underlying loan that secures such Individual Loan.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012

(in thousands, except share data, percentages and as otherwise indicated)

The Capital One Facility imposes certain negative covenants and other financial and operating covenants upon the Company, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1.0, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all subsequent equity issuances by the Company, (c) maintaining a total liquidity in excess of the greater of (1) 5% of the Company’s tangible net worth or (2) $20,000 and (d) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1.0.  The Capital One Facility contains various affirmative and negative covenants, including financial covenants, with respect to the Company and certain subsidiaries.

On May 22, 2012, the agreements governing the Wells Fargo Facility were amended to, among other things,  increase the availability under the Wells Fargo Facility from $75,000 to $172,450. In connection with the amendment, the Company entered into a substitute guarantee agreement with respect to the obligations of Lender W.  The substitute guarantee agreement imposes upon us negative covenants and other financial and operating covenants, including the following: (a) maintaining a ratio of total debt to total assets of not more than 75%, (b) maintaining liquidity in an amount not less than the greater of (1) 5% of our tangible net worth or (2) $20,000, (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1.0, and (d) maintaining a tangible net worth of at least the sum of (1) $135,520, plus (2) 80% of the net proceeds raised in all subsequent equity offerings. In addition, certain change of control events regarding the Company constitute an event of default under the Wells Fargo Facility, and the amendment of our management agreement in a material respect without prior lender consent is no longer an event of default under the Wells Fargo Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (except where the context suggests otherwise, together with our consolidated subsidiaries, the “Company,” “ACRE,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•                  use of proceeds from our initial public offering (the “IPO”);

•                  our business and investment strategy;

•                  our projected operating results;

•                  the timing of cash flows, if any, from our investments;

•                  the state of the U.S. economy generally or in specific geographic regions;

•                  defaults by borrowers in paying debt service on outstanding items;

•                  actions and initiatives of the U.S. Government and changes to U.S. Government policies;

•                  our ability to obtain financing arrangements;

•                  the amount of commercial mortgage loans requiring refinancing over the 2012 to 2016 period;

•                  financing and advance rates for our target investments;

•                  our expected leverage;

•                  general volatility of the securities markets in which we may invest;

•                  the impact of a protracted decline in the liquidity of credit markets on our business;

•                  the uncertainty surrounding the strength of the U.S. economic recovery;

•                  the return or impact of current and future investments;

•                  allocation of investment opportunities to us by Ares Commercial Real Estate Management LLC (our “Manager” or “ACREM”);

•                  changes in interest rates and the market value of our investments;

•                  effects of hedging instruments on our target investments;

•                  rates of default or decreased recovery rates on our target investments;

•                  the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•                  changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

•                  our ability to maintain our qualification as a real estate investment trust (“REIT”);

•                  our ability to maintain our exemption from registration under the Investment Company Act of 1940 (“1940 Act”);

•                  availability of investment opportunities in mortgage-related and real estate-related investments and securities;

•                  the ability of our Manager to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

•                  availability of qualified personnel;

•                  estimates relating to our ability to make distributions to our stockholders in the future;

•                  our understanding of our competition; and

•                  market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward- looking statements, although not all forward looking statements include these words. Our actual results and condition could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” below and in the final prospectus relating to our IPO, dated April 25, 2012, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on April 27, 2012.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including registration statements on Forms S-11 or S-3, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We are a recently organized specialty finance company focused on originating, investing in and managing middle-market commercial real estate loans and other commercial real estate, or “CRE,” related investments. We target borrowers whose capital needs are not being met in the market by offering customized financing solutions. We implement a strategy focused on direct origination combined with experienced portfolio management through our Manager’s servicer, which is a Standard & Poor’s-ranked commercial primary servicer and commercial special servicer that is included on S&P’s Select Servicer List, to meet our borrowers’ and sponsors’ needs.

Our investment objective is to generate attractive risk-adjusted returns for our stockholders, primarily through dividends and distributions and secondarily through capital appreciation. We are focused on originating, investing in and managing customized CRE loans and other CRE middle-market financings. We believe the availability of capital in the CRE middle-market is limited and borrowers and sponsors have the greatest need for customized solutions in this segment of the market. We act as a single “one stop” financing source by providing our customers with one or more of our customized financing solutions. Our customized financing solutions are comprised of our “target investments,” which include the following:

•                  “Transitional senior” mortgage loans that provide strategic, flexible, short-term financing solutions on transitional CRE middle market assets. These assets are typically properties that are the subject of a business plan that is expected to enhance the value of the property. The mortgage loans are usually funded over time as the borrower’s business plan for the property is executed. They also typically have a lower initial loan-to-value ratios as compared to “stretch senior” mortgage loans, with the loan-to-value ratios increasing as the loan is further funded over time;

•                  “Stretch senior” mortgage loans that provide flexible “one stop” financing on quality CRE middle market assets. These assets are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows, with the mortgage loans having higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans and are typically fully funded at closing and non-recourse to the borrower (as compared to conventional mortgage loans, which are usually fully recourse to the borrower);

•                  “Subordinate debt” mortgage loans (including subordinate tranches of first lien mortgages, or B-Notes) and mezzanine loans, both of which provide subordinate financing on quality CRE middle market assets; and

•                  “Other CRE debt and preferred equity investments,” together with selected other income-producing equity investments.

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an affiliate of Ares Management LLC (“Ares Management”), a global alternative asset manager and SEC registered investment adviser.

We commenced operations on December 9, 2011. We are incorporated in Maryland and intend to elect and qualify to be taxed as a REIT, commencing with our taxable year ending December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans, CRE debt and other financial assets in the marketplace. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates will vary according to the type of investment, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers.

Changes in Fair Value of Our Assets.  We typically hold our target investments as long-term investments. We evaluate our investments for impairment on a quarterly basis and impairments will be recognized when it is probable that we will not be able to collect all amounts estimated to be collected at the time of origination. We evaluate impairment (both interest and principal) based on the present value of expected future cash flows discounted at the investment’s effective interest rate or the fair value of the collateral, if repayment is expected solely from the collateral.

The Company evaluates its loans for impairment at least quarterly.  Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan.  If a loan is considered to be impaired, the Company will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral.  Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower are regularly evaluated. Specifically, the Company’s performance monitoring criteria are classified in four general categories; (1) Borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation, (2) Economic review, which considers the performance of the leasing, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity, (3) Property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures, and market perception, and (4) Market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.

As of March 31, 2012 and December 31, 2011, all loans were paying in accordance with their terms.  There were no troubled debt restructurings during the three months ended March 31, 2012.

Although we hold our target investments as long-term investments, we may occasionally classify some of our investments as available-for-sale. Investments classified as available-for-sale will be carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. We do not hold any of our investments for trading purposes.

Changes in Market Interest Rates.  With respect to our proposed business operations, increases in interest rates, in general, may over time cause:

•                  the interest expense associated with our borrowings to increase;

•                  the value of our mortgage loans to decline;

•                  coupons on our mortgage loans to reset, although on a delayed basis, to higher interest rates; and

•                  to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause:

•                  the interest expense associated with our borrowings to decrease;

•                  the value of our mortgage loan portfolio to increase;

•                  to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease; and

•                  coupons on our floating rate mortgage loans to reset, although on a delayed basis, to lower interest rates.

Credit Risk.  We are subject to varying degrees of credit risk in connection with our target investments. Our Manager seeks to mitigate this risk by seeking to originate or acquire investments of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated or acquired investments. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.

Market Conditions.  We believe that our target investments currently present attractive risk-adjusted return profiles. We believe that the U.S. CRE markets are currently in the initial stages of a recovery from the severe economic downturn that began in 2007. Following a dramatic decline in CRE lending in 2008 and 2009, debt capital has become more readily available for select stabilized, high quality assets in certain locations such as gateway cities, but remains limited for many other types of properties. For example, we currently anticipate a high demand for customized debt financing from borrowers or sponsors who are looking to refinance indebtedness that is maturing in the next two to five years or are seeking shorter-term debt solutions as they reposition their properties. In addition, we believe the uncertainty surrounding multifamily mortgage finance may provide us incremental lending opportunities in the future as Congress considers restructuring Fannie Mae and Freddie Mac, who have been the most significant sources of multifamily debt capital in recent years.

We believe that as a result of the aforementioned economic downturn and the subsequent banking regulatory reform, a number of lenders and finance companies who traditionally served the CRE middle-market, are burdened with legacy portfolio issues, balance sheet constraints or have otherwise exited the market. In particular, smaller and regional banks who represented a large portion of the CRE market prior to the downturn have sharply curtailed their CRE lending activities. We believe that this decreased competition will create a favorable investment environment for the foreseeable future. We also believe that we are well positioned to capitalize on the expected demand generated by the estimated $1.8 trillion of CRE debt maturing between 2012 and 2016 (as reported in Commercial Real Estate Outlook: Top Ten Issues in 2012 published by Deloitte & Touche LLP).

Results of Operations

We commenced operations on December 9, 2011 and therefore, have no period to compare results for the quarter ended March 31, 2012.  For the period presented, ACREM has been reimbursed for approximately $827,000 for out-of-pocket costs incurred on our behalf.

Our net loss allocable to our common stockholder for the quarter ended March 31, 2012 was approximately $116,000 or ($0.12) per common share (basic and diluted). We earned approximately $610,000 in net interest margin, incurred operating expenses of $102,000 as well as allocated income of approximately $52,000 and recognized the accretion of approximately $572,000 for the redemption premium to the holders of our Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”).

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and meet other general business needs. We will use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash will generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us.

The sources of financing for our target investments are described below.

Wells Fargo Facility

On December 14, 2011, ACRC Lender W LLC (“Lender W”), a wholly owned subsidiary of the Company, entered into a $75 million secured revolving funding facility arranged by Wells Fargo Bank, National Association, or the “Wells Fargo Facility.” The Wells Fargo Facility is being used for originating qualifying senior commercial mortgage loans and A-Notes. Advances under the Wells Fargo Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50% - 2.75%. Starting May 15, 2012, the Company will begin incurring a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility. As of March 31, 2012, the interest charged on this indebtedness is 2.86%. The initial maturity date of the Wells Fargo Facility is December 14, 2014, and provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. The Wells Fargo Facility imposes upon us negative covenants and other financial and operating covenants, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments, (d) maintenance of a minimum of $15 million in eligible assets assigned to Lender W before a sale of the asset for proceeds can occur, (e) maintenance of adequate capital, (f) limitations on change of control, (g) our ratio of total debt to total assets cannot exceed 75%, and (h) maintaining liquidity in an amount not less than $7,500,000.  The Wells Fargo Facility also prohibits us from amending our management agreement in a material respect without the prior consent of the lender. As of March 31, 2012, approximately $43.8 million was outstanding under the Wells Fargo Facility. See the Recent Developments section as well as Note 11 to our consolidated financial statements for the three months ended March 31, 2012 for more information regarding the Wells Fargo Facility.

Citibank Facility

On December 8, 2011, ACRC Lender C LLC (“Lender C”), a wholly owned subsidiary of the Company, entered into a $50 million secured revolving funding facility arranged by Citibank, N.A., or the “Citibank Facility.”  The Citibank Facility is being used for originating qualifying senior commercial mortgage loans and A-Notes.  Under the Citibank Facility, Lender C may borrow up to an aggregate principal amount of $50,000 on a revolving basis in the form of individual loans (each, an “Individual Loan”).  Each Individual Loan will be secured by an underlying loan originated by Lender C or an affiliate of Lender C.  Amounts outstanding under each Individual Loan will accrue interest at a per annum rate based on LIBOR. The margin can vary between 3.25% and 4.00% over the greater of LIBOR and 1.0%, based on the debt yield of the assets contributed into Lender C. Upon the completion of the IPO, the margin will be modified to a range of 2.50% - 3.50% over the greater of LIBOR and 0.5%. As of March 3, 2012, the Company began incurring a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility. As of March 31, 2012, the interest charged on this indebtedness is 4.5%. The maturity date of each Individual Loan will be the same as the maturity date of the underlying loan that secures such Individual Loan.  The initial funding period under the Citibank Facility is December 8, 2012, which is automatically extendable to December 8, 2013 upon the completion of an IPO of a certain size, and may be further extended on December 8, 2013 for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring. The Citibank Facility imposes upon us negative covenants and other financial and operating covenants, including the following: (a) our ratio of debt to equity cannot exceed 3:1, (b) we must maintain net worth of at least 80% of ACRC Holdings LLC’s net worth immediately prior to this offering, plus 80% of all future equity issuances by us, (c) we must maintain liquidity in an amount not less than the greater of (i) 5% of our tangible net worth or (ii) $20 million, (d) our distributions are capped at the greater of 95% of our taxable net income or such amount as is necessary to maintain our status as a real estate investment trust, and (e) if our average debt yield across the portfolio of assets that are financed with the Citibank Facility falls below certain thresholds, we may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits us from amending our management agreement in a material respect without the prior consent of the lender. As of March 31, 2012, approximately $3.5 million was outstanding under the Citibank Facility. See the Recent Developments section as well as Note 11 to our consolidated financial statements for the three months ended March 31, 2012 for more information regarding the Citibank Facility.

Other Credit Facilities, Warehouse Facilities and Repurchase Agreements

In the future, we may also use other sources of financing to fund the origination or acquisition of our target investments, including other credit facilities, warehouse facilities, repurchase facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments. For example, we may seek to enhance the returns on our senior commercial mortgage loan investments, especially loan originations, through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization.

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured financing facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of this offering to directly originate our target investments, we may fund our quarterly distributions out of such net proceeds.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2012 (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured Financing, including interest payable	$47,289	$—	$47,289	$—	$—
Future Loan Funding Commitments	20,748	—	20,748	—	—
Total	$68,037	$—	$68,037	$—	$—

We may enter into certain contracts that may contain a variety of indemnification obligations, principally with underwriters and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

See the Recent Developments section as well as Note 11 to our consolidated financial statements for the three months ended March 31, 2012 subsequent events relating to the Company’s contractual obligations.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or VIEs, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Recent Developments

On April 2, 2012, a cash dividend of $52,000 was paid in respect of, and in accordance with, the Company’s Series A Preferred Stock and a cash dividend of $450,000 was paid to our sole common stockholder at that time.

On April 23, 2012, the Company adopted the 2012 Equity Incentive Plan.  Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units and/or other equity-based awards to the Company’s independent directors, the Company’s Chief Financial Officer, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 7.5% of the issued and outstanding shares of the Company’s common stock immediately after giving effect to the issuance of the shares sold in the Company’s IPO (including any shares issued pursuant to the underwriters’ exercise of their overallotment option but excluding grants of common stock-based awards under the 2012 Equity Incentive Plan or any other equity plan of the Company). Any restricted shares of the Company’s common stock and restricted stock units will be accounted for under Financial Accounting Standards Board ASC Topic 718, resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

On April 25, 2012, in connection with the IPO, the Company entered into a management agreement (the “Management Agreement”) with ACREM under which ACREM, subject to the supervision and oversight of our board of directors, will be responsible for, among other duties, (a) performing all of the Company’s day-to-day functions, (b) determining the Company’s investment strategy and guidelines in conjunction with the Company’s board of directors, (c) sourcing, analyzing and executing investments, asset sales and financing, and (d) performing portfolio management duties. In addition, ACREM will have an Investment Committee that will oversee compliance with the Company’s investment strategy and guidelines, investment portfolio holdings and financing strategy.

In exchange for its services, ACREM will be entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to the Company’s 2012 Equity Incentive Plan and a termination fee, if applicable, as set forth below.

The base management fee is equal to 1.5% of the Company’s stockholders’ equity per annum and calculated and payable quarterly in arrears in cash.  For purposes of calculating the management fee, stockholders’ equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase our common stock since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to our operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between ACREM and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The base management fee is payable quarterly in arrears in cash.

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted stock units, any restricted shares of the Company’s common stock and other shares of the Company’s common stock underlying awards granted under the Company’s 2012 Equity Incentive Plan as further described below) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that the Company forecloses on any properties underlying its target investments), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of our independent directors.  For purposes of calculating the incentive fee prior to the completion of a 12-month period following this offering, Core Earnings will be calculated on the basis of the number of days that the Management Agreement has been in effect on an annualized basis.

The Company will reimburse ACREM at cost for operating expenses that are incurred by the Company’s Manager, including expenses relating to legal, financial, accounting, servicing, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis. The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company’s (a) Chief Financial Officer, based on the percentage of his time spent on the Company’s affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of their time spent on the Company’s affairs. The Company may be required to pay the Company’s pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates required for the Company’s operations.

The initial term of the Management Agreement will end May 1, 2015, with automatic one-year renewal terms that end on the applicable anniversary of the completion of this offering. Except under limited circumstances, upon such a termination, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24 month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

On May 1, 2012, the Company completed its IPO of 7,700,000 shares of its common stock at a price of $18.50 per share, raising $142.5 million in gross proceeds.  Our Manager paid directly to the underwriters the underwriting discount.  The Company incurred approximately $3.1 million of expenses in connection with the IPO. The net proceeds to the Company totaled approximately $139.4 million. The Company used approximately $47.3 million of the net proceeds of the IPO to repay outstanding amounts under the Wells Fargo Facility and the Citibank Facility and approximately $6.3 million to redeem all of its issued shares of Series A Preferred Stock.  The balance will be used for general corporate working capital purposes and to originate our target investments. Until appropriate investments can be identified, we may invest this balance in interest-bearing short-term investments, including money market accounts or funds, CMBS or corporate bonds, which are consistent with our intention to qualify as a REIT.

On May 1, 2012, in connection with completion of the IPO, each of the Company’s five independent directors were granted 5,000 restricted shares of the Company’s common stock as awards granted pursuant to the 2012 Equity Incentive Plan. These initial awards of restricted shares will vest ratably on a quarterly basis over a three-year period beginning on July 1, 2012. In addition, on May 1, 2012, each of the Company’s five independent directors were also granted 2,027 restricted shares of the Company’s common stock as 2012 annual compensation awards granted pursuant to the 2012 Equity Incentive Plan. These annual awards of restricted shares will vest ratably on a quarterly basis over a one-year period beginning on July 1, 2012.

On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to make the Company the guarantor and to provide for an increase in the availability under the Citibank Facility from $50 million to $86.225 million.  The end of the funding period was automatically extended to December 8, 2013, and may be further extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring.   The completion of the IPO triggered a modification of the interest rate margin to a range of 2.50% -3.50% over the greater of LIBOR and 0.5%. The Citibank Facility, as amended, imposes certain financial and operating covenants, including, without limitation, covenants related to: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $20 million, or (2) 5% of the Company’s tangible net worth, and (c) a cap on the Company’s distributions of the greater of (1) 100% of the Company’s taxable net income, or (2) such amount as is necessary to maintain the Company’s status as a real estate investment trust.

On May 18, 2012, ACRC Lender One LLC (“Lender One”), a wholly owned subsidiary of the Company, entered into a $50 million secured funding facility (the “Capital One Facility”) with Capital One, National Association (“Capital One”), as lender, and the Company, as guarantor.  The Capital One Facility will be used for originating qualifying senior commercial mortgage loans.  Under the Capital One Facility, Lender One may borrow up to an aggregate principal amount of $50 million on a revolving basis in the form of individual loans evidenced by individual notes (each, an “Individual Loan”).  Each Individual Loan will be secured by an underlying loan originated by Lender One or an affiliate of Lender One.  Amounts outstanding under each Individual Loan will accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%.  Lender One may request Individual Loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at Capital One’s discretion.  The maturity date of each Individual Loan will be the same as the maturity date of the underlying loan that secures such Individual Loan.

The Capital One Facility imposes certain negative covenants and other financial and operating covenants upon the Company, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1.0, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all subsequent equity issuances by the Company, (c) maintaining a total liquidity in excess of the greater of (1) 5% of the Company’s tangible net worth or (2) $20.0 million and (d) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1.0.  The Capital One Facility contains various affirmative and negative covenants, including financial covenants, with respect to the Company and certain subsidiaries.

On May 22, 2012, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the availability under the Wells Fargo Facility from $75 million to $172.45 million. In connection with the amendment, the Company entered into a substitute guarantee agreement with respect to the obligations of Lender W.  The substitute guarantee agreement imposes upon us negative covenants and other financial and operating covenants, including the following: (a) maintaining a ratio of total debt to total assets of not more than 75%, (b) maintaining liquidity in an amount not less than the greater of (1) 5% of our tangible net worth or (2) $20 million, (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1.0, and (d) maintaining a tangible net worth of at least the sum of (1) $135.52 million, plus (2) 80% of the net proceeds raised in all subsequent future equity offerings. In addition, certain change of control events regarding the Company constitute an event of default under the Wells Fargo Facility, and the amendment of our management agreement in a material respect without prior lender consent is no longer an event of default under the Wells Fargo Facility.

As of May 31, 2012, there were no amounts outstanding under the Wells Fargo Facility, the Citibank Facility or the Capital One Facility.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or “GAAP”, which requires the use of estimates and assumptions that involve the exercise of judgment as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe apply to us based on the nature of our initial operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments used to draft our financial statements are based upon reasonable assumptions given the information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our strategy. Those accounting policies and estimates that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.  Our actual results could differ from these estimates.

Loans Held for Investment and Interest Income Recognition

Our originated loans receivable will be classified as held-for-investment based upon our intent and ability to hold them until maturity. Loans that are held-for-investment are carried at cost, net of unamortized loan fees, and origination and acquisition costs, unless the loan is deemed impaired. Interest income will be recognized based on the contractual rate and the outstanding principal balance of the loans. Origination fees, contractual exit fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the loan term.

For some of our subordinated loans, we may use the estimated cash flows from the security and applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment will be recognized as interest income under the effective yield method. We will review and, if appropriate, make adjustments to our cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.

We will evaluate each loan classified as held for investment for impairment on a periodic basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Our loans are collateralized by real estate. As a result, we will regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves will be analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We will also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we will consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses will be completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan.

Significant judgment will be required in determining impairment, including making assumptions regarding the value of a loan or loan pool, the value of the underlying collateral and other provisions such as guarantees.

Valuation of Financial Instruments

GAAP establishes a hierarchy of valuation techniques based on the level of observation of the inputs utilized in measuring financial instruments at fair values. The three levels of inputs that may be used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level 3 — Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available. We anticipate that a significant portion of our assets will fall in Level 3 in the valuation hierarchy.

Currently, the only financial instruments that we record at fair value on a recurring basis are cash equivalents and derivative instruments. We estimate the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired.

Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we will operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed REIT taxable income.

Recent Accounting Pronouncements

In April 2011, the FASB issued new guidance that revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update was effective for the Company on January 1, 2012, and the amendment is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We adopted this new guidance beginning with the first quarter 2012 interim financial statements. This standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued new guidance to achieve common fair value and disclosure requirements under GAAP. The new guidance amends current fair value guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this new guidance beginning with the first quarter 2012 interim financial statements. This standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The new guidance changes the presentation of comprehensive income, but not the components that are recognized in net income or other comprehensive income under current GAAP. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this new guidance beginning with the first quarter 2012 interim financial statements.  This standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks can be quantified from historical experience and seek to actively manage those risks, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

We expect to be subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. We will have exposure to credit risk on our CRE loans and other target investments. Our Manager will seek to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk will also be addressed through our Manager’s on-going review, and investments will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

Our investment guidelines do not limit the amount of our equity that may be invested in any type of our target investments. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any individual target investment at any given time.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the origination or acquisition of our target investments through financings in the form of borrowings under warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations and repurchase agreements. We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. For many of our investments, we may also seek to limit the exposure of our borrowers and sponsors to future fluctuations of interest rates through their use of interest-rate caps and other interest rate hedging instruments.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk.

Interest Rate Effect on Net Interest Income

Our operating results will depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The cost of our borrowings generally will be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (a) while the yields earned on our leveraged fixed-rate mortgage assets will remain static, and (b) at a faster pace than the yields earned on our leveraged floating rate mortgage assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Hedging techniques are partly based on assumed levels of prepayments of our target investments. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Interest Rate Cap Risk

We may originate or acquire floating rate mortgage assets. These are assets in which the mortgages may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating rate mortgage assets would effectively be limited. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We may fund a portion of our origination or acquisition of mortgage loans with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to LIBOR or another index rate, such as the one-year Constant Maturity Treasury, or “CMT”, index, the Monthly Treasury Average, or “MTA”, index or the 11th District Cost of Funds Index, or “COFI”. Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that may not be matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

Extension Risk

Our Manager will compute the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the mortgages. If prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate assets could extend beyond the term of the interest swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the fixed-rate assets would remain fixed. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Market Risk

Available-for-sale investments will be reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income. The estimated fair value of these investments fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of any available-for-sale investment in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

Real Estate Risk

Commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses.

Inflation

Virtually all of the Company’s assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with GAAP and distributions will be determined by the Company’s board of directors consistent with the Company’s obligation to distribute to its stockholders at least 90% of its REIT taxable income on an annual basis in order to maintain the Company’s REIT qualification. In each case, the Company’s activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Risk Management

To the extent consistent with maintaining our REIT qualification, we will seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a debt investment to changes in interest rates) risks associated with holding a portfolio of our target investments. Generally, with the guidance and experience of our Manager:

•                  we will manage our portfolio through an interactive process with Ares Management and service our self-originated investments through our Manager’s servicer, which is a Standard & Poor’s-ranked commercial primary servicer and commercial special servicer that is included on S&P’s Select Servicer List;

•                  we intend to engage in a variety of interest rate management techniques that seek, on the one hand to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets, and on the other hand help us achieve our risk management objectives, including utilizing derivative financial instruments, such as puts and calls on securities or indices of securities, interest rate swaps, interest rate caps, exchange-traded derivatives, U.S. Treasury securities, options on U.S. Treasury securities and interest rate floors to hedge all or a portion of the interest rate risk associated with the financing of our portfolio;

•                  we intend to actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Manager’s risk management tools such as software and services licensed or purchased from third parties and proprietary analytical methods developed by Ares Management; and

•                  we will seek to manage credit risk through our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. In addition, with respect to any particular target investment, our Manager’s investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans held for investment. Currently, we are not aware of any legal proceedings pending against us or any of our subsidiaries.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factor discussed below and the risk factors discussed in “Risk Factors” in the final prospectus relating to our IPO, dated April 25, 2012, filed with the SEC in accordance with Rule 424(b) of the Securities Act, on April 27, 2012, which could materially affect our business, financial condition and/or operating results. The risks in our Prospectus and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

During the period from December 9, 2011 through February 6, 2012, AIH purchased 1,500,000 shares of our common stock for $30 million (an effective per share price of $20) in order to fund certain investments. 1,170,000 of those 1,500,000 shares of common stock were purchased during the quarter ended March 31, 2012.  AIH is an “accredited investor,” as such term is defined in Regulation D as promulgated under the Securities Act. Based upon the foregoing, the issuance of shares of common stock to AIH in connection with its purchase of shares of our common stock was consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(2) of the Securities Act as a transaction not involving any public offering.  The proceeds were used to assist in financing the acquisition of certain senior commercial mortgage loans.

In addition, beginning in October 2011 we engaged in a private offering to “accredited investors” as that term is defined in Regulation D by contacting an investment manager and a private individual, both with whom we had a substantive pre-existing relationship. In February 2012, we entered into subscription agreements arranged by the investment manager on behalf of his clients for whom he has discretionary authority, and with the one individual investor noted above. Pursuant to the subscription agreements, such investors agreed to purchase up to an aggregate of 475 shares of our Series A Preferred Stock at a price per share of $50,000. During the period from February 27, 2012 through March 7, 2012, such investors purchased an aggregate of 114.4578 shares of our Series A Preferred Stock for a total purchase price of approximately $5.7 million. The proceeds were used to repay the $2.0 million promissory note with AIH, plus approximately $4,000 in interest due under the note.  As discussed below, all shares of Series A Preferred Stock were redeemed in connection with our IPO for an aggregate redemption price of approximately $6.3 million.

Each investor represented that it was an accredited investor and that it either became aware of the investment in the shares of Series A Preferred Stock as a result of being contacted by us or by a representative of its investment manager and did not initiate the initial contact with us, our Manager or any of our respective affiliates. Each investor also confirmed that it was not furnished with a copy of this registration statement and that it did not learn of the investment in the shares of Series A Preferred Stock as a result of this registration statement, the publication of such information on the SEC’s EDGAR website or other information concerning this offering.

Based upon the foregoing, the private offerings were consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(2) of the Securities Act as transactions not involving any public offering.

Use of Proceeds from Registered Securities

On April 25, 2012, the SEC declared effective our registration statement filed on Form S-11 under the Securities Act (File No. 333-176841) relating to our initial public offering of our common stock. A total of 7,700,000 shares of our common stock were registered, and all shares were sold. The joint bookrunning managers for the offering were Wells Fargo Securities, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.

The offering commenced on April 25, 2012 and was completed on May 1, 2012. The offering price per share was $18.50 resulting in gross offering proceeds to us of $142,450,000. Our Manager paid directly to the underwriters the underwriting discount. We incurred approximately $3.1 million of expenses in connection with the offering. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliate of ours.  The net proceeds to the Company totaled approximately $139.4 million.

The Company used approximately $47.3 million of the net proceeds of the IPO to repay outstanding amounts under the Wells Fargo Facility and the Citibank Facility and approximately $6.3 million to redeem all of the Company’s issued shares of Series A Preferred Stock.  The balance will be used for general corporate working capital purposes and to originate our target investments. Until appropriate investments can be identified, the Company may invest this balance in interest-bearing short-term investments, including money market accounts or funds, CMBS or corporate bonds, which are consistent with our intention to qualify as a real estate investment trust.  There has been no material change in the Company’s planned use of proceeds from the IPO, as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (1)
3.3	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (1)
31.1*	Certification of President pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**                                  These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

(1)          Incorporated by reference to Exhibits 3.1 and 3.2, as applicable, to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated: June 1, 2012	By	/s/ John B. Bartling, Jr.
John B. Bartling, Jr.
Chief Executive Officer (Principal Executive Officer)

Dated: June 1, 2012	By	/s/ Richard S. Davis
Richard S. Davis
Chief Financial Officer (Principal Financial and Accounting Officer)