Form 10-Q
period 2012-06-30
Ares Commercial Real Estate Corp
filed 2012-08-14
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2012
Common stock, $0.01 par value	9,267,162

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$87,455	$1,240
Restricted cash	2,087	—
Loans held for investment	78,173	4,945
Accrued interest receivable	580	3
Deferred financing costs, net	2,212	1,194
Other assets	752	205
Total assets	$171,259	$7,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Due to affiliates	$890	827
Dividends payable	555	—
Refundable deposits	—	200
Escrow liability	1,334	—
Accrued expenses and other liabilities	822	123
Total liabilities	3,601	1,150

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 5,000,000 and no shares authorized at June 30, 2012 and December 31, 2011, respectively, no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share, 95,000,000 and 100,000 shares authorized at June 30, 2012 and December 31, 2011, respectively, 9,242,162 and no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	92	—
Additional paid in capital — common stock	169,075	6,600
Accumulated deficit	(1,509)	(163)
Total stockholders’ equity	167,658	6,437
Total liabilities and stockholders’ equity	$171,259	$7,587

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
	(unaudited)	(unaudited)
Net interest margin:
Interest income	$1,559	$2,508
Interest expense	(353)	(692)

Net interest margin	1,206	1,816

Expenses:
Management fees	419	419
Professional fees	331	414
General and administrative expenses	323	331
General and administrative expenses reimbursed to affiliate	308	319

Total expenses	1,381	1,483

Net income (loss)	(175)	333

Less income attributable to Series A convertible preferred stock:
Quarterly preferred dividends	(50)	(102)
Accretion of redemption premium	—	(572)

Net income (loss) attributable to common stockholders	(225)	(341)

Basic and diluted earnings per common share	$(0.03)	$(0.09)

Weighted average shares of common stock outstanding — basic and diluted	6,576,923	3,787,747

Dividends declared per common share	$0.06	$0.11

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2011	—	$—	$6,600	$(163)	$6,437
Authorized increase in shares of common stock	330,000	3	(3)	—	—
Private issuance of common stock	1,170,000	12	23,388	—	23,400
Proceeds from public offering of common stock	7,700,000	77	142,373	—	142,450
Stock-based compensation	42,162	—	67	—	67
Offering costs	—	—	(3,350)	—	(3,350)
Net loss attributable to common stockholders	—	—	—	(341)	(341)
Dividends declared ($0.11 per share)	—	—	—	(1,005)	(1,005)
Balance at June 30, 2012	9,242,162	$92	$169,075	$(1,509)	$167,658

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

For the six months ended June 30, 2012
(unaudited)
Operating activities:
Net income	$333
Adjustments to reconcile net income to cash used in operating activities:
Amortization of deferred financing costs	265
Accretion of deferred loan origination fees	(138)
Stock based compensation	67
Changes in operating assets and liabilities:
Restricted cash	(753)
Interest receivable	(577)
Other assets	(681)
Due to affiliate	573
Refundable deposits	(200)
Accounts payable and accrued expenses	405
Net cash used in operating activities	(706)
Investing activities:
Issuance of and fundings on loans held for investment, net	(73,164)
Principal repayment of loans held for investment	74
Payment of furniture, fixtures and equipment	(62)
Net cash used in investing activities	(73,152)
Financing activities:
Proceeds from secured financing arrangements	47,277
Repayments of secured financing arrangements	(47,277)
Secured financing costs	(1,637)
Series A preferred dividend	(102)
Proceeds from issuance of Series A convertible preferred stock	5,723
Redemption of Series A convertible preferred stock	(6,295)
Proceeds for issuance of common stock	165,850
Payment of offering costs	(3,016)
Pre-IPO common dividend payment	(450)
Net cash provided by financing activities	160,073
Change in cash and cash equivalents	86,215
Cash and cash equivalents, beginning of period	1,240
Cash and cash equivalents, end of period	$87,455
Supplemental Information:
Interest paid during the period	$426
Supplemental disclosure of noncash financing activities:
Dividends payable	$555
Accrued financing and offering costs	379

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

1.                                      ORGANIZATION

Ares Commercial Real Estate Corporation (the “Company,” “ACRE,” “we,” “us” and “our”) is a Maryland corporation that was incorporated on September 1, 2011, and was initially funded and commenced investment operations on December 9, 2011. The Company is focused primarily on originating, investing in and managing middle-market commercial real estate (“CRE”) loans and other CRE-related investments.  ACRE completed its initial public offering on May 1, 2012 (the “IPO”). The Company is externally managed by Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”), a Securities and Exchange Commission registered investment adviser and a wholly owned subsidiary of Ares Management LLC, a global alternative asset manager and also a registered investment adviser.

The Company’s target investments include: “transitional senior” mortgage loans, “stretch senior” mortgage loans, subordinate debt mortgage loans such as B-notes and mezzanine loans and other select commercial real estate debt and preferred equity investments.  “Transitional senior” mortgage loans provide strategic, flexible, short-term financing solutions on transitional CRE middle-market assets that are the subject of a business plan that is expected to enhance the value of the property, are usually funded over time as the borrower’s business plan for the property is executed and have a lower initial loan-to-value ratio as compared to “stretch senior” mortgage loans, with the loan-to-value ratios increasing as the loan is further funded over time.  “Stretch senior” mortgage loans provide flexible “one stop” financing on quality CRE middle-market assets that are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows, with the mortgage loans having higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans and are typically fully funded at closing and non-recourse to the borrower (as compared to conventional mortgage loans, which are usually full recourse to the borrower).

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s taxable year ending December 31, 2012. The Company generally will not be subject to U.S. federal income taxes on the Company’s taxable income to the extent that the Company annually distributes 90% or more of our taxable income to stockholders and complies with various other requirements as a REIT.

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

Restricted Cash

Restricted cash includes escrows for taxes, insurance, leasing outlays, capital expenditures, tenant security deposits, and payments required under certain loan agreements.  These escrow deposits are held on behalf of the respective borrowers and are offset by an escrow cash liability included in accrued expenses and other liabilities on the consolidated balance sheet.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the Federal Deposit Insurance Corporation insured limit.

Loans Held for Investment

The Company originates commercial real estate debt and related instruments generally to be held for investment and to maturity. Loans that are held for investment are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired.

Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, the Company will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate.

Each loan classified as held for investment is evaluated for impairment on a periodic basis.  Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower could impact the expected amounts received and are therefore regularly evaluated. The Company monitors performance of its investment portfolio under the following methodology (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity; (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.  Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with common stock offerings will be reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering will be expensed. Underwriting commissions that are the responsibility of and paid by a related party, such as our Manager, are reflected as a contribution of additional paid in capital from a sponsor in the consolidated financial statements.

Revenue Recognition

Interest income is accrued based on the outstanding principal amount and the contractual terms of each loan. Origination fees, contractual exit fees and direct loan origination costs are also recognized in interest income over the initial loan term as a yield adjustment using the effective interest method.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the terms of the respective credit facilities. Accumulated amortization of deferred financing costs was $304 and $39 at June 30, 2012 and December 31, 2011, respectively.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

Fair Value Measurements

The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs.  The only financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are cash and cash equivalents. The Company has not elected the fair value option for the remaining financial instruments, including loans held for investment and secured financing agreements. Such financial instruments are carried at cost.  Fair value is separately disclosed (see Note 9).  The three levels of inputs that may be used to measure fair value are as follows:

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

Stock Based Compensation

The Company recognizes the cost of stock based compensation and payment transactions using the same expense category as would be charged for payments in cash. The fair value of the restricted stock or restricted stock units granted is recorded to expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to directors and officers, the fair value is determined based upon the market price of the stock on the grant date.

Earnings per Share

The Company calculates basic earnings per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period after consideration of the earnings allocated to our restricted stock and restricted stock units, which are participating securities as defined in GAAP.  Diluted earnings per share takes into effect any dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be anti-dilutive.

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

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

Segment Reporting

For the six months ended June 30, 2012, the Company operated in one business segment.  The Company is primarily engaged in originating, investing in and managing commercial mortgage loans and other commercial real estate-related debt investments.

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

3.                                      LOANS HELD FOR INVESTMENT

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost.  The following tables summarize our loans held for investment as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Carrying Value	Funded Amount	Weighted Average Coupon	Effective Yield	Weighted Average Life (years) *
Senior mortgage loans	$70,302	$71,025	6.5%	7.3%	2.7
Subordinated debt investment	7,871	8,000	11.5%	13.1%	2.6
Total	$78,173	$79,025	7.0%	8.0%	2.6

	December 31, 2011
	Carrying Value	Funded Amount	Weighted Average Coupon	Effective Yield	Weighted Average Life (years) *
Senior mortgage loan	$4,945	$5,055	6.5%	6.6%	3.0

*                 Weighted average life is calculated based on the remaining term of the loan from the reporting date multiplied by the weighted average loan balance divided by the total weighted average loan balance for each type of loan held for investment.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

For the six months ended June 30, 2012, the activity in our loan portfolio was as follows:

Balance at December 31, 2011	$4,945
Initial funding	72,944
Receipt of origination fee	(880)
Additional funding	1,100
Repayments	(74)
Origination fee accretion	138
Balance at June 30, 2012	$78,173

On January 27, 2012, we co-originated a $37,000 commitment for a transitional first mortgage loan on an office building located in Fort Lauderdale, FL. The loan was closed as a $15,000 subordinated debt B-Note, which we retained, and a $22,000 A-Note, which was fully funded by Citibank, N.A., one of our secured funding facility providers. The B-Note was initially funded in the amount of $8,000; net of fees, the funded amount was $7,850.

On February 8, 2012, we originated a $35,000 stretch first mortgage loan on an office building located in Boston, MA. The loan was fully funded at closing; net of fees, the funded amount was $34,650.

On February 13, 2012, we funded $29,945 of the total commitment of $37,950 for a transitional first mortgage loan on an office building located in Austin, TX; net of fees, the funded amount was $29,565.

As of June 30, 2012, all loans were paying in accordance with their terms and there were no loan impairments during the six months ended June 30, 2012.

4.                                      SECURED FINANCING AGREEMENTS

	June 30, 2012		December 31, 2011
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Wells Fargo Facility	$—	$172,450	$—	$75,000
Citibank Facility	—	86,225	—	50,000
Capital One Facility	—	50,000	—	—
Total	$—	$308,675	$—	$125,000

The secured financing arrangements are generally collateralized by assignments of specific loans held for investment originated by the Company.  The secured financing arrangements are guaranteed by the Company.

Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investments with the secured financing agreement used to fund them.

Wells Fargo Facility

On December 14, 2011, ACRC Lender W LLC (“Lender W”), a wholly owned subsidiary of the Company, entered into a $75,000 secured revolving funding facility arranged by Wells Fargo Bank, National Association (the “Wells Fargo Facility”), pursuant to which the Company may borrow funds to originate qualifying senior commercial mortgage loans and A-Notes.

Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50% - 2.75%. Starting May 15, 2012, the Company incurs a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility.  The initial maturity date of the Wells Fargo Facility is December 14, 2014, subject to two 12-month extension options.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

On May 22, 2012, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the maximum availability under the Wells Fargo Facility, subject to available collateral, from $75,000 to $172,450.  As of June 30, 2012, the outstanding balance on the Wells Fargo Facility was zero.

Citibank Facility

On December 8, 2011, ACRC Lender C LLC (“Lender C”), a wholly owned subsidiary of the Company, entered into a $50,000 secured revolving funding facility arranged by Citibank, N.A. (the “Citibank Facility”), pursuant to which the Company may borrow funds to originate qualifying senior commercial mortgage loans and A-Notes.

Under the Citibank Facility, Lender C may borrow funds on a revolving basis in the form of individual loans (each, an “Individual Loan”).  Each Individual Loan will be secured by an underlying loan originated by Lender C or an affiliate of Lender C.  Amounts outstanding under each Individual Loan will accrue interest at a per annum rate based on LIBOR. The margin can vary between 3.25% and 4.00% over the greater of LIBOR and 1.0%, based on the debt yield of the assets contributed into Lender C.  Effective March 3, 2012, the Company began incurring a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility.  The maturity date of each Individual Loan will be the same as the maturity date of the underlying loan that secures such Individual Loan.

On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to, among other things, increase the maximum availability under the Citibank Facility, subject to available collateral, from $50,000 to $86,225.  The end of the funding period was automatically extended to December 8, 2013 upon the completion of the IPO, and may be further extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring.   The completion of the IPO triggered a modification of the interest rate margin to a range of 2.50% -3.50% over the greater of LIBOR and 0.5%.  As of June 30, 2012, the outstanding balance on the Citibank Facility was zero.

Capital One Facility

On May 18, 2012, ACRC Lender One LLC (“Lender One”), a wholly owned subsidiary of the Company, entered into a $50,000 secured revolving funding facility (the “Capital One Facility”) with Capital One, National Association (“Capital One”), as lender and the Company, as guarantor.  The Capital One Facility will be used for originating qualifying senior commercial mortgage loans.  Under the Capital One Facility, Lender One may borrow funds on a revolving basis in the form of individual loans evidenced by individual notes (each, an “Individual Loan”).  Each Individual Loan will be secured by an underlying loan originated by Lender One or an affiliate of Lender One.  Amounts outstanding under each Individual Loan will accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%.  Lender One may request Individual Loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at Capital One’s discretion.  The maturity date of each Individual Loan will be the same as the maturity date of the underlying loan that secures such Individual Loan.  As of June 30, 2012, the outstanding balance on the Capital One Facility was zero.

Debt Covenants

The Wells Fargo Facility, Citibank Facility and Capital One Facility contain various affirmative and negative covenants, including financial covenants that require the Company or certain subsidiaries as guarantor or borrower to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the respective agreements.

Effective June 29, 2012, the agreements governing the Wells Fargo Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (i) the calendar quarter ending on June 30, 2013 and (ii) the first full calendar quarter following the calendar quarter in which the Company reports “Loans held for investment” in excess of $200 million on its quarterly consolidated balance sheets.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

5.                                      COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of June 30, 2012 and December 31, 2011, the Company had the following commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated debt investments:

	As of
	June 30, 2012	December 31, 2011
Total commitments	$98,876	$11,000
Less: funded commitments	(79,025)	(5,055)
Total unfunded commitments	$19,851	$5,945

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2012, the Company is not aware of any legal claims.

6.                                      SERIES A CONVERTIBLE PREFERRED STOCK

On February 8, 2012, our board of directors adopted resolutions classifying and designating 600 shares of authorized preferred stock as shares of Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”).  Holders of shares of Series A Preferred Stock were entitled to receive, when and as authorized by our board of directors and declared by us out of funds legally available for that purpose, dividends at the Prevailing Dividend Rate, compounded quarterly. The “Prevailing Dividend Rate” means (a) beginning on the issue date through and including December 31, 2012, 10% per annum, (b) beginning on January 1, 2013 through and including December 31, 2013, 11% per annum, (c) beginning on January 1, 2014 through and including December 31, 2014, 12% per annum, and (d) beginning on January 1, 2015 and thereafter, 13% per annum; provided, however, that the Prevailing Dividend Rate may decrease by certain specified amounts if the Company achieves a certain coverage ratio.

Shares of Series A Preferred Stock were redeemable by the Company at any time, in whole or in part, beginning on June 30, 2012, at the applicable redemption price. Additionally, shares of Series A Preferred Stock were redeemable at the option of the holder upon an IPO, at the applicable redemption price.  Holders of shares of the Series A Preferred Stock exercised this redemption in connection with the IPO.

In February 2012, we entered into subscription agreements with certain third party investors, pursuant to which such investors subscribed for commitments to purchase up to 475 shares of Series A Preferred Stock at a price of $50,000 per share.  On April 2, 2012, a cash dividend of $52 was paid in respect of the Company’s Series A Preferred Stock.

In May 2012, upon the consummation of the IPO, we redeemed all of the shares of Series A Preferred Stock for an aggregate redemption price of $6,295.  The redemption price for redeemed shares of Series A Preferred Stock was equal to (i) the sum of (a) the subscription price, (b) any dividends per share added thereto pursuant to the terms of the Series A Preferred Stock and (c) any accrued and unpaid dividends per share plus (ii) an amount equal to a percentage of the subscription price of the Series A Preferred Stock and 10%.

During the six months ended June 30, 2012, we issued 114.4578 shares of Series A Preferred Stock for an aggregate subscription price of $5,723 and recognized the accretion of $572 for the redemption premium for a total balance of $6,295.

7.                                      STOCKHOLDERS’ EQUITY

In December 2011, Ares Investments Holdings LLC (“AIH”), an affiliate of ACREM, contributed $6,600 to the Company in exchange for the Company’s agreement to effectively issue 330,000 shares of our common stock upon an increase in the authorized number of shares of the Company’s common stock. Although there were no shares of our common stock issued and outstanding as of December 31, 2011, the accompanying consolidated financial statements assume these shares of common stock were issued to AIH during the period ended December 31, 2011.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

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

On May 1, 2012, the Company completed its IPO of 7,700,000 shares of its common stock at a price of $18.50 per share, raising $142,450 in gross proceeds.  The underwriting commissions of $5,328 are reflected as a reduction of additional paid-in capital on the consolidated statement of stockholders’ equity.  Under the underwriting agreement, our Manager was responsible for and paid directly the underwriting commissions. Because the Manager is a related party, the payment of underwriting commission of $5,328 by our Manager is reflected as a contribution of additional paid-in capital on the consolidated statement of stockholders’ equity in accordance with GAAP.  The Company incurred approximately $3,350 of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $139,100. The Company used approximately $47,300 of the net proceeds of the IPO to repay outstanding amounts under the Wells Fargo Facility and the Citibank Facility and $6,295 to redeem all of its issued shares of Series A Preferred Stock.  The balance will be used for general corporate working capital purposes and to make investments in our target investments. Until appropriate investments can be identified, we may invest this balance in interest-bearing short-term investments, including money market accounts or funds, and CMBS or corporate bonds, which are consistent with our intention to qualify as a REIT.

Equity Incentive Plan

On April 23, 2012, the Company adopted the 2012 Equity Incentive Plan.  Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units and/or other equity-based awards to the Company’s outside directors, the Company’s Chief Financial Officer, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of the Company’s common stock immediately after giving effect to the issuance of the shares sold in the IPO). Any restricted shares of the Company’s common stock and restricted stock units will be accounted for under Financial Accounting Standards Board ASC Topic 718, resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

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

On June 18, 2012, a sixth outside director of the Company was granted 5,000 restricted shares of the Company’s common stock as an award granted pursuant to the 2012 Equity Incentive Plan. In addition, on June 18th, 2012, the sixth director was granted 2,027 restricted shares of the Company’s common stock as a 2012 annual compensation award granted pursuant to the 2012 Equity Incentive Plan.

Restricted shares totaling 30,000 will vest ratably on a quarterly basis over a three-year period beginning on July 1, 2012. Restricted shares totaling 12,162 related to 2012 annual compensation awards will vest ratably on a quarterly basis over a one-year period beginning on July 1, 2012.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

Schedule of Non-Vested Share and Share Equivalents

Restricted Stock Grants
Balance as of December 31, 2011	—
Granted	42,162
Vested	—
Forfeited	—
Balance as of June 30, 2012	42,162

Vesting Schedule

Restricted Stock Grants
2012	11,081
2013	16,081
2014	10,000
2015	5,000
Total	42,162

8.             EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2012:

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Net loss attributable to common stockholders:	$(225)	$(341)
Divided by:
Weighted average shares of common stock outstanding—basic and diluted (1):	6,576,923	3,787,747

Basic and diluted earnings per common share:	$(0.03)	$(0.09)

(1)        The dilutive impact of the Company’s restricted stock grants has not been included in the calculation of diluted earnings per share as the inclusion would have been anti-dilutive.

9.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments reported at fair value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP, including cash and cash equivalents. The Company did not have any other financial instruments at June 30, 2012 or December 31, 2011 that were required to be carried at fair value.

The carrying values of interest receivable and accrued expenses and other liabilities approximate their fair values due to their short-term nature. The carrying values of loans held for investment approximate fair value since the contractual rate approximates market rate.

Financial Instruments reported at cost

The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment charges have been recognized at June 30, 2012. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts. At June 30, 2012, the fair value of our financial instruments approximates cost using Level 3 fair value assumptions.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

10.          RELATED PARTY TRANSACTIONS

Management Agreements

The Company was party to an interim management agreement with ACREM prior to the IPO.  ACREM provides investment advisory and management services to the Company. For providing these services on an interim basis, ACREM had agreed to receive only reimbursements from the Company for any third party costs that ACREM incurs on behalf of the Company.

In addition, two of the Company’s subsidiaries, Lender C and Lender W, along with their respective lenders, Citibank, N.A. and Wells Fargo Bank, National Association, have entered into interim servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s-ranked commercial primary and special servicer that is included on S&P’s Select Servicer List.  Effective May 1, 2012, ACRES waived the servicing fee but will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the management agreement set forth below.

On April 25, 2012, in connection with our IPO, the Company entered into a management agreement (the “Management Agreement”) with ACREM under which ACREM, subject to the supervision and oversight of our board of directors, will be responsible for, among other duties, (a) performing all of the Company’s day-to-day functions, (b) determining the Company’s investment strategy and guidelines in conjunction with the Company’s board of directors, (c) sourcing, analyzing and executing investments, asset sales and financing and (d) performing portfolio management duties. In addition, ACREM will have an Investment Committee that will oversee compliance with the Company’s investment strategy and guidelines, investment portfolio holdings and financing strategy.

Effective May 1, 2012, in exchange for its services, ACREM is entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to the Company’s 2012 Equity Incentive Plan and a termination fee, if applicable, as set forth below.

The base management fee is equal to 1.5% of the Company’s stockholders’ equity per annum and calculated and payable quarterly in arrears in cash.  For purposes of calculating the management fee, stockholders’ equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase our common stock since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to our operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between ACREM and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements.

The incentive fee is equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted stock units, any restricted shares of the Company’s common stock and other shares of the Company’s common stock underlying awards granted under the Company’s 2012 Equity Incentive Plan as further described below) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that the Company forecloses on any properties underlying its target investments), any unrealized gains, losses or other non-cash items recorded in net income for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of our independent directors.  For purposes of calculating the incentive fee prior to the completion of a 12-month period following this offering, Core Earnings will be calculated on the basis of the number of days that the Management Agreement has been in effect on an annualized basis.  No incentive fees were earned for the six months ended June 30, 2012.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

The Company will reimburse ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation. The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company’s (a) Chief Financial Officer, based on the percentage of his time spent on the Company’s affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of their time spent on the Company’s affairs.  No portion of the interim Chief Financial Officer salary was charged to the Company for the three or six months ended June 30, 2012.  The Company shall pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates required for the Company’s operations.  The initial term of the Management Agreement will end May 1, 2015, with automatic one-year renewal terms that end on the applicable anniversary of the completion of this offering. Except under limited circumstances, upon such a termination, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24 month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

Summarized below are the related-party costs incurred by the Company and amounts payable to the Manager:

	Incurred		Payable as of
	Three months ended June 30, 2012	Six months ended June 30, 2012	June 30, 2012	December 31, 2011
Affiliate Payments
Management fees	$419	419	$419	—
Servicing fees	6	17	6	—
General and administrative expenses reimbursed to affiliate	302	302	302	—
Direct third party costs paid by Manager to be reimbursed by the Company
Deferred financing costs	46	149	46	621
Offering costs	41	298	41	—
Other assets	32	47	32	196
General and administrative expenses	44	87	44	10
	$890	1,319	$890	827

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012

(unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

AIH

On February 8, 2012, the Company entered into a promissory note with AIH, whereby AIH loaned the Company $2,000. The note was repaid with $4 in interest due under the note on March 1, 2012 with the proceeds from the sale of the Series A Preferred Stock.

As of June 30, 2012, AIH owned approximately 2,000,000 shares of the Company’s common stock representing approximately 21.6% of the total shares outstanding.

11.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the accompanying consolidated financial statements as of and for the six months ended June 30, 2012.

On July 9, 2012, the Company appointed Tae-Sik Yoon as the Company’s Chief Financial Officer, replacing Richard S. Davis, who served in the same capacity on an interim basis.  As the Chief Financial Officer, Mr. Yoon also replaces Mr. Davis as a member of ACREM’s Investment Committee.

On July 9, 2012, Tae-Sik Yoon was granted 25,000 shares of restricted stock pursuant to the Company’s 2012 Equity Incentive Plan. The shares of restricted stock are scheduled to vest ratably on a quarterly basis over a four-year period.

On August 2, 2012, we originated a $14,300 mezzanine loan collateralized by interests in an office building located in Atlanta, GA. The loan was fully funded at closing; net of fees, the carrying amount is $14,157.  The initial effective yield on the mezzanine loan is 10.7%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report.  Dollar amounts are in thousands, except for share and per share data, percentages and as otherwise indicated. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (except where the context suggests otherwise, together with our consolidated subsidiaries, the “Company,” “ACRE,” “we,” “us,” or “our”). The forward-looking statements contained in this quarterly report involve a number of risks and uncertainties, including statements concerning:

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

•                  the amount of commercial mortgage loans requiring refinancing;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” below and in the final prospectus relating to our IPO (the “Prospectus”), dated April 25, 2012, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on April 27, 2012.

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

Overview

We are a recently organized specialty finance company focused on originating, investing in and managing middle-market commercial real estate loans and other commercial real estate (or “CRE”) related investments. We target borrowers whose capital needs are not being met in the market by offering customized financing solutions. We implement a strategy focused on direct origination combined with experienced portfolio management through our Manager’s servicer, which is a Standard & Poor’s-ranked commercial primary servicer and commercial special servicer that is included on S&P’s Select Servicer List, to meet our borrowers’ and sponsors’ needs.

Our investment objective is to generate attractive risk-adjusted returns for our stockholders, primarily through dividends and distributions and secondarily through capital appreciation. We believe the availability of capital in the CRE middle-market is limited and borrowers and sponsors have the greatest need for customized solutions in this segment of the market. We act as a single “one stop” financing source by providing our customers with one or more of our customized financing solutions. Our customized financing solutions are comprised of our “target investments,” which include the following:

•                  “Transitional senior” mortgage loans that provide strategic, flexible, short-term financing solutions on transitional CRE middle-market assets. These assets are typically properties that are the subject of a business plan that is expected to enhance the value of the property. The mortgage loans are usually funded over time as the borrower’s business plan for the property is executed. They also typically have a lower initial loan-to-value ratios as compared to “stretch senior” mortgage loans, with the loan-to-value ratios increasing as the loan is further funded over time;

•                  “Stretch senior” mortgage loans that provide flexible “one stop” financing on quality CRE middle-market assets. These assets are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows, with the mortgage loans having higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans and are typically fully funded at closing and non-recourse to the borrower (as compared to conventional mortgage loans, which are usually recourse to the borrower);

•                  “Subordinate debt” mortgage loans (including subordinate tranches of first lien mortgages, or B-Notes) and mezzanine loans, both of which provide subordinate financing on quality CRE middle-market assets; and

•                  “Other CRE debt and preferred equity investments,” together with selected other income-producing equity investments.

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an affiliate of Ares Management LLC (“Ares Management”), a global alternative asset manager and SEC registered investment adviser.

We are a Maryland corporation that commenced investment operations on December 9, 2011.  We completed our IPO on May 1, 2012.

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

Changes in Fair Value of Our Assets.  We generally hold our target investments as long-term investments. We evaluate our investments for impairment on at least a quarterly basis and impairments will be recognized when it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, the Company will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate, or if repayment is expected solely from the collateral, the fair value of the collateral.

Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, are regularly evaluated.  The Company monitors performance of its investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity; (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.  Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

As of June 30, 2012 and December 31, 2011, all loans were paying in accordance with their terms.  There were no impairments during the six months ended June 30, 2012.

Although we generally hold our target investments as long-term investments, we may occasionally classify some of our investments as available-for-sale. Investments classified as available-for-sale will be carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. We do not expect to hold any of our investments for trading purposes.

Changes in Market Interest Rates.  With respect to our proposed business operations, increases in interest rates, in general, may over time cause:

•                  the interest expense associated with our borrowings to increase;

•                  the value of our mortgage loans to decline;

•                  coupons on our mortgage loans to reset to higher interest rates; and

•                  to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause:

•                  the interest expense associated with our borrowings to decrease, subject to any applicable floors;

•                  the value of our mortgage loan portfolio to increase, subject to any applicable floors;

•                  to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease; and

•                  coupons on our floating rate mortgage loans to reset to lower interest rates.

Credit Risk.  We are subject to varying degrees of credit risk in connection with our target investments. Our Manager seeks to mitigate this risk by seeking to originate or acquire investments of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated or acquired investments. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results and stockholders’ equity.

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

Results of Operations

We commenced operations on December 9, 2011 and completed our IPO on May 1, 2012. Therefore, we have no period to compare operating results for the three or six months ended June 30, 2012.  In addition, the proceeds of our IPO were used in part to fully repay all outstanding balances on our various secured financing agreements, including all accrued interest due, and to fully redeem all of our issued and outstanding shares of Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), including payment of all dividends due and applicable redemption premiums.  As a result, at June 30, 2012, we had no outstanding debt under our various secured financing agreements, no issued and outstanding Series A Preferred Stock and $87,455 in unrestricted cash and cash equivalents. We are currently in the process of investing the proceeds of our IPO. Results for the initial period of our operations are not indicative of the results we expect when our investment strategy has been fully implemented.

For the three and six months ended June 30, 2012, our net income (loss) attributable to our common stockholders was ($225) and ($341), respectively or ($0.03) and ($0.09) per basic and diluted common share, respectively.  For the three and six months ended June 30, 2012, we earned approximately $1,206 and $1,816, respectively in net interest margin.  For the three and six months ended June 30, 2012, interest income of $1,559 and $2,508, respectively, was generated by average earning assets of $77.8 million and $62.1 million, respectively, offset by $353 and $692, respectively, of interest expense from average secured financing agreements of $15.6 million and $21.3 million, respectively.  We had lower overall average debt balances as we fully repaid the debt on May 1, 2012, using the proceeds of our IPO.

For the three and six months ended June 30, 2012, we incurred expenses of $1,381 and $1,483, respectively.  Related party expenses for the three and six months ended June 30, 2012 include $419 and $419, respectively in management fees due to our Manager and $308 and $319, respectively for our share of allocable general and administrative expenses.  These expenses reflect the management contract that went into effect on May 1, 2012, the date of our IPO.  Also included in general and administrative expenses reimbursed to our Manager for the three and six months ended June 30, 2012 are $6 and $17, respectively, of servicing fees.  Servicing fees were charged to an affiliate of our Manager through May 1, 2012.  Other expenses for the three and six months ended June 30, 2012, includes professional fees of $331 and $414, respectively, and general and administrative expenses of $323 and $331, respectively.

For the three and six months ended June 30, 2012, we paid $50 and $102, respectively, in dividends to the holders of Series A Preferred Stock.  The Series A Preferred Stock was redeemed on May 1, 2012 using the proceeds of our IPO.  For the six months ended June 30, 2012, we incurred $572 in accretion of redemption premium related to the Series A Preferred Stock.

Our investment portfolio is comprised of the following at June 30, 2012:

		Investment Information
		Our Total		Carrying	Funded	Origination	Maturity	Interest
Property Type	Location	Commitment		Value	Amount	Date	Date(1)	Rate
Stretch Senior Mortgage Loans
Boston CBD* Office Building: 12-story
office building (approximately
152,000 sq. ft.)	Boston MA	$34,926	(2)	$34,623	$34,926	2/8/2012	3/1/2015	L+5.65%(3)

Transitional Senior Mortgage Loans
Austin Office Building: Two
properties consisting of four
low-rise office buildings (aggregate								L+5.75%-
of approximately 270,000 sq. ft.)	Austin TX	37,950		29,648	29,976	2/13/2012	3/1/2015	L+5.25%(4)

Denver Tech Center Office Building:
Low-rise office building
(approximately 173,000 sq. ft.)	Denver CO	11,000		6,031	6,123	12/29/2011	1/1/2015	L+5.50%(5)

Subordinated Debt Investments
Fort Lauderdale CBD* Office
Building: 28-story office building								L+10.75%-
(approximately 257,000 sq. ft.)	Ft. Lauderdale FL	15,000	(6)	7,871	8,000	1/27/2012	2/1/2015	L+8.18%(7)

Total		$98,876		$78,173	$79,025

(1) The Boston loan is subject to one 12-month extension option. The Austin and Fort Lauderdale loans are subject to two 12-month extension options.

(2) This $35,000 loan was fully funded at origination. Subsequent to the initial funding through June 30, 2012, we received amortization payments on principal of $74, which reduced our total commitment and the funded amount accordingly.

(3) This loan was originated with a 1.0% origination fee, paid to us, and a 0.5% exit fee payable to us upon the earlier of repayment or the loan’s maturity. The interest rate for this loan is L+5.65% with the LIBOR component subject to a minimum rate of 0.65%.

(4) This loan was originated with a 1.0% origination fee, paid to us, and a 1.0% exit fee payable to us upon the earlier of repayment or the loan’s maturity. The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.25%. The LIBOR component of the rate on this loan is subject to a minimum rate of 1.0%.

(5) This loan was originated with a 1.0% origination fee, paid to us, and a 1.0% exit fee payable to us upon the earlier of repayment or the loan’s maturity. The interest rate for this loan is L+5.50% with the LIBOR component subject to a minimum rate of 1.0%.

(6) The total commitment we co-originated was a $37,000 first mortgage, of which a $22,000 A-Note was fully funded by Citibank, N.A. We retained a $15,000 B-Note.

(7) This loan was originated with a 1.0% origination fee, paid to us, and a 0.5% exit fee payable to us upon the earlier of repayment or the loan’s maturity. The whole loan, consisting of the A-Note and our B-Note, was priced at L+5.25% on a cumulative basis with the LIBOR component subject to a minimum rate of 0.75%. The fully funded A-Note priced at L+3.25% (with the LIBOR component of the rate subject to a minimum rate of 0.75%) resulting in an interest rate on our B-Note at initial funding of $8,000 of L+10.75% (with the LIBOR component subject to a minimum rate of 0.75%). Upon the B-Note becoming fully funded at $15,000, its effective interest rate will decrease to L+8.18% (with the LIBOR component subject to a minimum rate of 0.75%).

* Central Business District

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and meet other general business needs. We will use significant cash to purchase our target investments, repay principal and pay interest on our borrowings, make distributions to our stockholders and fund our operations, including base management fees, incentive management fees and reimbursements for expenses for our share of overhead expense incurred by our Manager. Our primary sources of cash will generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities and (d) public offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us.

Secured Financing Arrangements

The sources of financing for our target investments are described below.

	June 30, 2012		December 31, 2011
(dollar amounts in millions)	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Wells Fargo Facility	$—	$172.5	$—	$75.0
Citibank Facility	—	86.2	—	50.0
Capital One Facility	—	50.0	—	—
Total	$—	$308.7	$—	$125.0

The secured financing arrangements are generally collateralized by assignments of specific loans held for investment originated by us.  The secured financing arrangements are guaranteed by the Company.

Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investments with the secured financing agreement used to fund them.

Wells Fargo Facility

On December 14, 2011, we entered into a $75 million secured revolving funding facility arranged by Wells Fargo Bank, National Association (the “Wells Fargo Facility”), pursuant to which we may borrow funds to originate qualifying senior commercial mortgage loans and A-Notes.

Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50% - 2.75%. Starting May 15, 2012, we incur a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility. The initial maturity date of the Wells Fargo Facility is December 14, 2014, subject to two 12-month extension options.

On May 22, 2012, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the maximum availability under the Wells Fargo Facility, subject to available collateral, from $75 million to $172.5 million.  As of June 30, 2012, the outstanding balance on the Wells Fargo Facility was zero.

Citibank Facility

On December 8, 2011, we entered into a $50 million secured revolving funding facility arranged by Citibank, N.A. (the “Citibank Facility”), pursuant to which we may borrow funds to originate qualifying senior commercial mortgage loans and A-Notes.

Under the Citibank Facility, we may borrow funds on a revolving basis in the form of individual loans (each, an “Individual Loan”).  Each Individual Loan will be secured by an underlying loan originated by us.  Amounts outstanding under each Individual Loan will accrue interest at a per annum rate based on LIBOR. The margin can vary between 3.25% and 4.00% over the greater of LIBOR and 1.0%, based on the debt yield of the assets contributed into Lender C.  Effective March 3, 2012, we began incurring a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility.  The maturity date of each Individual Loan will be the same as the maturity date of the underlying loan that secures such Individual Loan.

On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to, among other things,  increase the maximum availability under the Citibank Facility from $50 million to $86.2 million.  The end of the funding period was automatically extended to December 8, 2013 upon the completion of the IPO, and may be further extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring.   The completion of the IPO triggered a modification of the interest rate margin to a range of 2.50% -3.50% over the greater of LIBOR and 0.5%. As of June 30, 2012, the outstanding balance on the Citibank Facility was zero.

Capital One Facility

On May 18, 2012, we entered into a $50 million secured revolving funding facility (the “Capital One Facility”) with Capital One, National Association (“Capital One”), as lender and the Company, as guarantor.  The Capital One Facility will be used for originating qualifying senior commercial mortgage loans.  Under the Capital One Facility, we may borrow funds on a revolving basis in the form of individual loans evidenced by individual notes (each, an “Individual Loan”).  Each Individual Loan will be secured by an underlying loan originated by us.  Amounts outstanding under each Individual Loan will accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%.  We may request Individual Loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at Capital One’s discretion.  The maturity date of each Individual Loan will be the same as the maturity date of the underlying loan that secures such Individual Loan.  As of June 30, 2012, the outstanding balance on the Capital One Facility was zero.

Debt Covenants

The Wells Fargo Facility, Citibank Facility and Capital One Facility contain various affirmative and negative covenants, including financial covenants that require us or certain subsidiaries as guarantor or borrower to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the respective agreements.

Effective June 29, 2012, the agreements governing the Wells Fargo Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (i) the calendar quarter ending on June 30, 2013 and (ii) the first full calendar quarter following the calendar quarter in which the Company reports “Loans held for investment” in excess of $200 million on its quarterly consolidated balance sheets.

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

Equity Issuances

The following summarizes the total shares issued and proceeds we received in private and underwritten public offerings of our common stock net of offering costs for the six months ended June 30, 2012:

On January 25, 2012, we entered into a subscription agreement with Ares Investment Holdings, LLC, an affiliate of ACREM, (“AIH”), whereby AIH agreed to purchase 400,000 shares of our common stock for a total purchase price of $8,000, after giving effect to the reverse stock split on February 22, 2012.

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

On May 1, 2012, the Company completed its IPO of 7,700,000 shares of its common stock at a price of $18.50 per share, raising $142,450 in gross proceeds.  Underwriting commissions of $5,328 are reflected as a reduction of additional paid-in capital on the consolidated statement of stockholders’ equity.  Under the underwriting agreement, our Manager was responsible for and paid directly the underwriting commissions.  Because the Manager is a related party, the payment of underwriting commissions of $5,328 by our Manager is reflected as a contribution of additional paid-in capital on the consolidated statement of stockholders’ equity in accordance with GAAP.  The Company incurred approximately $3,350 of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $139,100. The Company used approximately $47,300 of the net proceeds of the IPO to repay outstanding amounts under the Wells Fargo Facility and the Citibank Facility and $6,295 to redeem all of its issued shares of Series A Preferred Stock.  The balance will be used for general corporate working capital purposes and to make investments in our target investments. Until appropriate investments can be identified, we may invest this balance in interest-bearing short-term investments, including money market accounts or funds, and CMBS or corporate bonds, which are consistent with our intention to qualify as a REIT.

Capital Markets

We may seek to raise further equity capital and issue debt securities in order to fund our future investments. For example, we may seek to enhance the returns on our senior commercial mortgage loan investments, especially loan originations, through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization. To the extent investors purchase future stock issuances at a price lower than the IPO price, shareholders may experience dilution to the extent of the difference between the future offering price per share and the net tangible book value per share.

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates on that portion to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured financing facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of this offering to directly originate our target investments, we may fund our dividend distributions out of such net proceeds.

Contractual Obligations and Commitments

Contractual obligations as of June 30, 2012:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Secured Financing, including interest payable	$—	$—	$—	$—	$—
Future Loan Funding Commitments	19,851	—	19,851	—	—
Total	$19,851	$—	$19,851	$—	$—

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

Non-GAAP Financial Measures

Core Earnings is a measure not prepared in accordance with United States generally accepted accounting principles (“GAAP”) and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (related to targeted investments that are structured as debt to the extent that we foreclose on any properties underlying our target investments), any unrealized gains, losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

We believe that Core Earnings provides an additional measure of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable companies with fewer or no non-cash charges and comparison of our own operating results from period to period. Our management uses Core Earnings in this way, and also uses Core Earnings to compute the incentive fee due under our Management Agreement. We believe that our investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare our performance and our peers, and as such, we believe that the disclosure of Core Earnings is useful to our investors.

However, we caution that Core Earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other companies.

Our Core Earnings (Loss) for the three months and six months ended June 30, 2012 were approximately ($158) and ($274), respectively, or ($0.02) and ($0.07) per weighted average share, diluted. The table below provides a reconciliation of net income (loss) to Core Earnings for this period:

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Net loss attributable to common stockholders:	$(225)	(341)
Add back: non-cash stock-based compensation	67	67
Core Earnings (Loss)	$(158)	(274)

Recent Developments

On July 9, 2012, the Company appointed Tae-Sik Yoon as the Company’s Chief Financial Officer, replacing Richard S. Davis, who served in the same capacity on an interim basis.  As the Chief Financial Officer, Mr. Yoon also replaces Mr. Davis as a member of ACREM’s Investment Committee.

On July 9, 2012, Tae-Sik Yoon was granted 25,000 shares of restricted stock pursuant to the Company’s 2012 Equity Incentive Plan. The shares of restricted stock are scheduled to vest ratably on a quarterly basis over a four-year period.

On August 2, 2012, we originated a $14,300 mezzanine loan collateralized by interests on an office building located in Atlanta, GA. The loan was fully funded at closing; net of fees, the carrying amount is $14,157.  The initial effective yield on the mezzanine loan is 10.7%.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe apply to us based on the nature of our initial operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments used to draft our financial statements are based upon reasonable assumptions given the information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our strategy. Those accounting policies and estimates that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.  Our actual results could differ from these estimates.

Loans Held for Investment and Interest Income Recognition

Our originated loans receivable will be classified as held-for-investment based upon our intent and ability to hold them until maturity. Loans that are held-for-investment are carried at cost, net of unamortized loan fees, and origination and acquisition costs, unless the loan is deemed impaired. Interest income will be recognized based on the contractual rate and the outstanding principal balance of the loans. Origination fees, contractual exit fees and direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the original loan term inclusive of origination points and other fees.

We will evaluate each loan classified as held for investment for impairment on a periodic basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Our loans are collateralized by real estate. As a result, we will regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower.  The Company monitors performance of its investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity; (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.  Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

Significant judgment will be required in determining impairment, including making assumptions regarding the value of a loan or loan pool, the value of the underlying collateral and other provisions such as guarantees.

Valuation of Financial Instruments

The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs.  The only financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are cash and cash equivalents. The Company has not elected the fair value option for the remaining financial instruments, including loans held for investment and secured financing agreements. Such financial instruments are carried at cost.  For loans held for investment which are evaluated for impairment at least quarterly, we estimate the fair value of the financial instrument.  If an impairment is determined, we record an expense for the difference between fair value and the carrying cost of the financial instrument.  As of June 30, 2012, the fair value of our financial instruments approximates cost.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update was effective for the Company on January 1, 2012, and the amendment is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We adopted this new guidance beginning with the first quarter 2012 interim financial statements. This standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Credit Risk

We expect to be subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. We will have exposure to credit risk on our CRE loans and other target investments. Our Manager will seek to manage credit risk by performing credit fundamental analysis of potential collateral assets. Credit risk will also be addressed through our Manager’s on-going review.

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

Interest Rate Effect on Net Interest Income

Our operating results will depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The cost of our borrowings generally will be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (a) while the yields earned on our leveraged fixed-rate mortgage assets will remain static and (b) in some cases, at a faster pace than the yields earned on our leveraged floating rate mortgage assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

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

Interest Rate Mismatch Risk

We may fund a portion of our origination or acquisition of mortgage loans with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to LIBOR or another index rate, such as the one-year Constant Maturity Treasury, or “CMT”, index, the Monthly Treasury Average, or “MTA”, index or the 11th District Cost of Funds Index, or “COFI.” Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that may not be matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

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

Inflation

Virtually all of the Company’s assets and liabilities will be sensitive to interest rates. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  In each case, in general, the Company’s activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Item 4. Controls and Procedures

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

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans held for investment. Currently, we are not aware of any legal proceedings pending against us or any of our subsidiaries.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors” in our Prospectus and our quarterly report on Form 10-Q for the quarter ended March 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks in our Prospectus and our quarterly report on Form 10-Q for the quarter ended March 31, 2012 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

Use of Proceeds from Registered Securities

On April 25, 2012, the SEC declared effective our registration statement filed on Form S-11 under the Securities Act (File No. 333-176841) relating to our IPO of our common stock. A total of 7,700,000 shares of our common stock were registered, and all shares were sold upon the completion of the offering on May 1, 2012, of which 500,000 shares were purchased by AIH at the IPO price of $18.50 per share.  As of June 30, 2012, AIH owned 2,000,000 shares or 21.6% of the total common shares outstanding.  The net proceeds to the Company totaled approximately $139.1 million.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (1)
3.2	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (1)
10.1	Form of Restricted Stock Agreement (2)
10.2	Form of Indemnification Agreement with directors and certain officers (3)
10.3	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC (3)
10.4	2012 Equity Incentive Plan (1)
10.5	First Amendment to Master Loan and Security Agreement, dated as of April 16, 2012, between ACRC Lender C LLC, as borrower, and Citibank, N.A., as lender (4)
10.6	Amended and Restated Note, dated as of April 16, 2012, between ACRC Lender C LLC, as borrower, for the benefit of Citibank, N.A., as lender (4)
10.7	Substitute Guaranty Agreement, dated as of May 1, 2012, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Citibank, N.A., as lender (3)
10.8	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC (3)
10.9	Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation (3)
10.10	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC (3)
10.11

Master Revolving Line of Credit Agreement, dated May 18, 2012, among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender (5)

10.12	Guaranty Agreement, dated as of May 18, 2012, by Ares Commercial Real Estate Corporation, as guarantor, for the benefit of Capital One, National Association, as lender (5)
10.13

Amendment No. 1 to the Master Repurchase and Securities Contract, dated as of May 22, 2012, among ACRC Lender W LLC, as seller, ACRC Holdings LLC, as original guarantor, Ares Commercial Real Estate Corporation, as new guarantor and Wells Fargo Bank, National Association, as buyer (5)

10.14	Guarantee Agreement, dated as of May 22, 2012, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Wells Fargo Bank, National Association, as bank (5)
10.15*

Amendment No. 1 to Guarantee Agreement dated effective as of June 29, 2012, between Ares Commercial Real Estate Corporation, as guarantor and Wells Fargo Bank, National Association, as beneficiary, and acknowledged by ACRC Lender W LLC, as seller

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

* Filed herewith
**

These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Exhibits 3.1, 3.2 and 10.1, as applicable, to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

(2)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-176841), filed on April 12, 2012.

(3)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 as applicable to the Company’s Form 8-K (File No. 001-35517 ), filed on May 4, 2012.

(4)	Incorporated by reference to Exhibits 10.9 and 10.17 as applicable, to the Company’s Registration Statement on Amendment No. 5 to Form S-11 (File No. 333-176841), filed on April 20, 2012.

(5)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 as applicable to the Company’s Form 8-K (File No. 001-35517 ), filed on May 24, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated: August 14, 2012	By	/s/ John B. Bartling, Jr.
John B. Bartling, Jr.
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2012	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer (Principal Financial and Accounting Officer)