Form 10-Q
period 2012-09-30
Ares Commercial Real Estate Corp
filed 2012-11-07
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2012
Common stock, $0.01 par value	9,267,162

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$23,983	$1,240
Restricted cash	1,922	—
Loans held for investment	190,539	4,945
Accrued interest receivable	871	3
Deferred financing costs, net	2,416	1,194
Other assets	522	205
Total assets	$220,253	$7,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Secured funding agreements	$48,790	—
Escrow liability	1,922	—
Accrued expenses	812	123
Due to affiliate	1,284	827
Dividends payable	556	—
Refundable deposits	175	200
Interest payable	31	—
Total liabilities	53,570	1,150

Commitments and contingencies (Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 and no shares authorized at September 30, 2012 and December 31, 2011, respectively, no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share, 450,000,000 and 100,000 shares authorized at September 30, 2012 and December 31, 2011, respectively, 9,267,162 and no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	92	—
Additional paid in capital — common stock	169,210	6,600
Accumulated deficit	(2,619)	(163)
Total stockholders’ equity	166,683	6,437
Total liabilities and stockholders’ equity	$220,253	$7,587

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
	(unaudited)	(unaudited)
Net interest margin:
Interest income	$1,889	$4,397
Interest expense	(398)	(1,090)

Net interest margin	1,491	3,307

Expenses:
Management fees	625	1,044
Professional fees	292	706
General and administrative expenses	496	827
General and administrative expenses reimbursed to affiliate	632	951

Total expenses	2,045	3,528

Net income (loss)	(554)	(221)

Less income (loss) attributable to Series A convertible preferred stock:
Quarterly preferred dividends	—	(102)
Accretion of redemption premium	—	(572)

Net income (loss) attributable to common stockholders	(554)	(895)

Basic and diluted earnings (loss) per common share	$(0.06)	$(0.16)

Basic and diluted weighted average shares of common stock outstanding	9,205,480	5,606,840

Basic and diluted dividends declared per share of common stock	$0.06	$0.17

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2011	—	$—	$6,600	$(163)	$6,437
Authorized increase in shares of common stock	330,000	3	(3)	—	—
Private issuance of common stock	1,170,000	12	23,388	—	23,400
Proceeds from public offering of common stock	7,700,000	77	142,373	—	142,450
Stock-based compensation	67,162	—	202	—	202
Offering costs	—	—	(3,350)	—	(3,350)
Net income (loss) attributable to common stockholders	—	—	—	(895)	(895)
Dividends declared ($0.17 per share)	—	—	—	(1,561)	(1,561)
Balance at September 30, 2012	9,267,162	$92	$169,210	$(2,619)	$166,683

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

For the nine months ended September 30, 2012
(unaudited)
Operating activities:
Net income (loss)	$(221)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of deferred financing costs	469
Accretion of deferred loan origination fees and costs	(171)
Stock based compensation	202
Changes in operating assets and liabilities:
Interest receivable	(868)
Other assets	(514)
Due to affiliate	1,053
Refundable deposits	(25)
Accounts payable and accrued expenses	386
Net cash provided by operating activities	311
Investing activities:
Issuance of and fundings on loans held for investment	(185,555)
Principal repayment of loans held for investment	132
Net cash used in investing activities	(185,423)
Financing activities:
Proceeds from secured funding arrangements	113,067
Repayments of secured funding arrangements	(64,277)
Secured funding costs	(2,090)
Series A preferred dividend	(102)
Proceeds from issuance of Series A convertible preferred stock	5,723
Redemption of Series A convertible preferred stock	(6,295)
Proceeds from issuance of common stock	165,850
Payment of offering costs	(3,016)
Common dividend payment	(1,005)
Net cash provided by financing activities	207,855
Change in cash and cash equivalents	22,743
Cash and cash equivalents, beginning of period	1,240
Cash and cash equivalents, end of period	$23,983
Supplemental Information:
Interest paid during the period	$589
Supplemental disclosure of noncash financing activities:
Dividends payable	$556
Accrued financing and offering costs	$334

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012

(unaudited)

1.                                      ORGANIZATION

Ares Commercial Real Estate Corporation (together with our consolidated subsidiaries, the “Company,” “ACRE,” “we,” “us” and “our”) is a Maryland corporation that was incorporated on September 1, 2011, and was initially funded and commenced investment operations on December 9, 2011. The Company is focused primarily on originating, investing in and managing middle-market commercial real estate (“CRE”) loans and other CRE-related investments.  ACRE completed its initial public offering on May 1, 2012 (the “IPO”). The Company is externally managed by Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”), a Securities and Exchange Commission registered investment adviser and a wholly owned subsidiary of Ares Management LLC, a global alternative asset manager and also a Securities and Exchange Commission registered investment adviser.

The Company’s target investments include: “transitional senior” mortgage loans, “stretch senior” mortgage loans, subordinate debt mortgage loans such as B-notes and mezzanine loans and other select CRE debt and preferred equity investments.  “Transitional senior” mortgage loans provide strategic, flexible, short-term financing solutions on transitional CRE middle-market assets that are the subject of a business plan that is expected to enhance the value of the property. They are usually funded over time as the borrower’s business plan for the property is executed, and have a lower initial loan-to-value ratio as compared to “stretch senior” mortgage loans, with the loan-to-value ratios increasing as the loan is further funded over time.  “Stretch senior” mortgage loans provide flexible “one stop” financing on quality CRE middle-market assets that are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows, with the mortgage loans having higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans and are typically fully funded at closing and non-recourse to the borrower (as compared to conventional mortgage loans, which are usually full recourse to the borrower).

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s taxable year ending December 31, 2012. The Company generally will not be subject to U.S. federal income taxes on the Company’s REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that the Company annually distributes all of its REIT taxable income to stockholders and complies with various other requirements as a REIT.

Interim financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2012.

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

Loans Held for Investment

The Company originates CRE debt and related instruments generally to be held for investment and to maturity. Loans that are held for investment are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired.

Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, the Company will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate.

Each loan classified as held for investment is evaluated for impairment on a periodic basis.  Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower could impact the expected amounts received and are therefore regularly evaluated. The Company monitors performance of its investment portfolio under the following methodology (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.  Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with common stock offerings are reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering are expensed. Underwriting commissions that are the responsibility of and paid by a related party, such as our Manager, are reflected as a contribution of additional paid in capital from a sponsor in the consolidated financial statements.

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

Fair Value Measurements

The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs.  The only financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are cash and cash equivalents. The Company has not elected the fair value option for the remaining financial instruments, including loans held for investment and secured funding agreements. Such financial instruments are carried at cost.  Fair value is separately disclosed (see Note 9).  The three levels of inputs that may be used to measure fair value are as follows:

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

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to our restricted stock and restricted stock units, which are participating securities as defined in GAAP.  Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be anti-dilutive.

Income Taxes

The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT. As a result of the Company’s expected REIT qualification and its distribution policy, the Company does not generally expect to pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company has previously qualified as a REIT and fails to qualify as a REIT in any subsequent taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for the Company’s four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

Segment Reporting

For the nine months ended September 30, 2012, the Company operated in one business segment.  The Company is primarily engaged in originating, investing in and managing commercial mortgage loans and other CRE related debt investments.

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

3.             LOANS HELD FOR INVESTMENT

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize our loans held for investment as of September 30, 2012 and December 31, 2011:

	September 30, 2012
$ in thousands	Carrying Amount	Outstanding Principal	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield	Weighted Average Remaining Life* (Years)
Senior mortgage loans	$168,445	$170,180	6.2%	6.7%	3.1
Subordinated and mezzanine debt	22,094	22,300	10.9%	11.2%	4.0
Total	$190,539	$192,480	6.7%	7.2%	3.2

	December 31, 2011
	Carrying Amount	Outstanding Principal	Interest Rate	Unleveraged Effective Yield	Remaining Life (Years)*
Senior mortgage loan	$4,945	$5,055	6.5%	6.6%	3.0

*                 Remaining life is calculated based on the remaining term of the loan from the reporting date multiplied by the weighted average loan balance divided by the total weighted average loan balance for each type of loan held for investment.

For the nine months ended September 30, 2012, the activity in our loan portfolio was as follows ($ in thousands):

Balance at December 31, 2011	$4,945
Initial funding	185,661
Receipt of origination fee	(2,002)
Additional funding	1,896
Amortizing payments	(132)
Origination fee accretion	171
Balance at September 30, 2012	$190,539

On January 27, 2012, we co-originated a $37.0 million commitment for a transitional first mortgage loan on an office building located in Fort Lauderdale, FL. The loan was closed as a $15.0 million subordinated debt B-Note, which we retained, and a $22 million A-Note, which was fully funded by Citibank, N.A., one of our secured funding facility providers. At closing, the outstanding principal of the B-Note was $8.0 million.

On February 8, 2012, we originated an approximately $35.0 million stretch first mortgage loan on an office building located in Boston, MA. At closing, the outstanding principal was approximately $35.0 million.

On February 13, 2012, we originated an approximately $38.0 million transitional first mortgage loan on an office complex located in Austin, TX. At closing, the outstanding principal was approximately $30.0 million.

On August 2, 2012, we originated an approximately $14.3 million mezzanine loan collateralized by interests in an office building located in Atlanta, GA. At closing, the outstanding principal was approximately $14.3 million.

On August 30, 2012, we originated an approximately $22.1 million transitional first mortgage loan on an apartment complex located in Avondale, AZ. At closing, the outstanding principal was approximately $20.6 million.

On September 25, 2012, we originated an approximately $36.1 million transitional first mortgage loan on an apartment building located in New York, NY. At closing, the outstanding principal was approximately $30.8 million.

On September 28, 2012, we originated an approximately $47.0 million stretch first mortgage loan on an office building in Miami, FL. At closing, the outstanding principal was approximately $47.0 million.

As of September 30, 2012, all loans were paying in accordance with their terms and there were no loan impairments during the nine months ended September 30, 2012.

4.                                      SECURED FUNDING AGREEMENTS

	September 30, 2012		December 31, 2011
$ in thousands	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Wells Fargo Facility	$29,961	$172,450	$—	$75,000
Citibank Facility	4,409	86,225	—	50,000
Capital One Facility	14,420	50,000	—	—
Total	$48,790	$308,675	$—	$125,000

The secured funding arrangements are generally collateralized by assignments of specific loans held for investment originated by the Company.  The secured funding arrangements are guaranteed by the Company.

Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investments with the secured funding agreement used to fund them.

Wells Fargo Facility

On December 14, 2011,  the Company entered into a $75.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association (the “Wells Fargo Facility”), pursuant to which the Company (through its wholly owned subsidiary ACRC Lender W LLC) borrows funds to originate qualifying senior commercial mortgage loans and A-Notes, subject to available collateral.

Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50% - 2.75%. Effective May 15, 2012, the Company incurs a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility.  The initial maturity date of the Wells Fargo Facility is December 14, 2014, subject to two 12-month extension options.

On May 22, 2012, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the total commitment under the Wells Fargo Facility from $75.0 million to $172.5 million. As of September 30, 2012, the outstanding balance on the Wells Fargo Facility was $30.0 million.

Citibank Facility

On December 8, 2011,  the Company entered into a $50.0 million secured revolving funding facility arranged by Citibank, N.A. (the “Citibank Facility”), pursuant to which the Company (through its wholly owned subsidiary ACRC Lender C LLC) borrows funds to originate qualifying senior commercial mortgage loans and A-Notes, subject to available collateral.

Under the Citibank Facility, the Company borrows funds on a revolving basis in the form of individual loans.  Each individual loan is secured by an underlying loan originated by the Company.  Amounts outstanding under each individual loan accrue interest at a per annum rate based on LIBOR.  The margin can vary between 3.25% and 4.00% over the greater of LIBOR and 1.0%, based on the debt yield of the assets contributed into ACRC Lender C LLC.  Effective March 3, 2012, the Company incurs a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan.

On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to, among other things, increase the total commitment under the Citibank Facility from $50.0 million to $86.2 million.  The end of the funding period was automatically extended to December 8, 2013 upon the completion of the IPO, and may be further extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring.  The completion of the IPO triggered a modification of the interest rate margin to a range of 2.50% -3.50% over the greater of LIBOR and 0.5%.  As of September 30, 2012, the outstanding balance on the Citibank Facility was $4.4 million.

Capital One Facility

On May 18, 2012,  the Company entered into a $50.0 million secured revolving funding facility with Capital One, National Association (the “Capital One Facility”), pursuant to which the Company (through its wholly owned subsidiary ACRC Lender One LLC) borrows funds to originate qualifying senior commercial mortgage loans, subject to available collateral.

Under the Capital One Facility, the Company borrows funds on a revolving basis in the form of individual loans.  Each individual loan is secured by an underlying loan originated by us.  Amounts outstanding under each individual loan will accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%.  We may request individual loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at the lender’s discretion.  The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan.  As of September 30, 2012, the outstanding balance on the Capital One Facility was $14.4 million.

Debt Covenants

The Wells Fargo Facility, Citibank Facility and Capital One Facility contain various affirmative and negative covenants, including financial covenants that require the Company or certain subsidiaries as guarantor or borrower to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the respective agreements.

The agreements governing the Wells Fargo Facility and the Capital One Facility were amended effective June 29, 2012 and September 27, 2012, respectively, to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which the Company reports “Loans held for investment” in excess of $200.0 million on its quarterly consolidated balance sheet.

5.                                      COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of September 30, 2012 and December 31, 2011, the Company had the following commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated and mezzanine debt investments:

	As of
$ in thousands	September 30, 2012	December 31, 2011
Total commitments	$218,400	$11,000
Less: funded commitments	(192,480)	(5,055)
Total unfunded commitments	$25,920	$5,945

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2012, the Company is not aware of any legal claims.

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

Shares of Series A Preferred Stock were redeemable by the Company at any time, in whole or in part, beginning on September 30, 2012, at the applicable redemption price. Additionally, shares of Series A Preferred Stock were redeemable at the option of the holder upon an IPO, at the applicable redemption price.  Holders of shares of the Series A Preferred Stock exercised this redemption in connection with the IPO.

In February 2012, we entered into subscription agreements with certain third party investors, pursuant to which such investors subscribed for commitments to purchase up to 475 shares of Series A Preferred Stock at a price of $50 thousand per share.  On April 2, 2012, a cash dividend of $52 thousand was paid in respect of the Company’s Series A Preferred Stock.

In May 2012, upon the consummation of the IPO, we redeemed all of the shares of Series A Preferred Stock for an aggregate redemption price of approximately $6.3 million. The redemption price for redeemed shares of Series A Preferred Stock was equal to (i) the sum of (a) the subscription price, (b) any dividends per share added thereto pursuant to the terms of the Series A Preferred Stock and (c) any accrued and unpaid dividends per share plus (ii) an amount equal to a percentage of the subscription price of the Series A Preferred Stock and 10%.

During the nine months ended September 30, 2012, we issued 114.4578 shares of Series A Preferred Stock for an aggregate subscription price of approximately $5.7 million and recognized the accretion of $572 thousand for the redemption premium for a total balance of approximately $6.3 million.

7.                                      STOCKHOLDERS’ EQUITY

In December 2011, Ares Investments Holdings LLC (“Ares Investments”), an affiliate of ACREM, contributed $6.6 million to the Company in exchange for the Company’s agreement to effectively issue 330 thousand shares of our common stock upon an increase in the authorized number of shares of the Company’s common stock. Although there were no shares of our common stock issued and outstanding as of December 31, 2011, the accompanying consolidated financial statements assume these shares of common stock were issued to Ares Investments during the period ending December 31, 2011 for the purposes of additional paid-in capital, accumulated deficit and total stockholders’ equity.

On January 25, 2012, the Company entered into a subscription agreement with Ares Investments, whereby Ares Investments agreed to purchase 400 thousand shares of the Company’s common stock for a total purchase price of $8.0 million, after giving effect to the reverse stock split on February 22, 2012.

On February 6, 2012, the Company entered into a subscription agreement with Ares Investments, whereby Ares Investments agreed to purchase 770 thousand shares of the Company’s common stock for a total purchase price of $15.4 million, after giving effect to the reverse stock split on February 22, 2012.

On February 8, 2012, the charter of the Company was amended and restated to increase the number of authorized shares of our common stock and preferred stock to 95.0 million and 5.0 million shares, respectively.  The par value remained at $0.01 per share.

On February 22, 2012, the Company’s board of directors and Ares Investments approved a one-for-two reverse stock split whereby every two shares of common stock that were issued and outstanding immediately prior to this date were changed into one issued and outstanding share of our common stock.

On April 23, 2012, the charter of the Company was amended to increase the number of authorized shares of common stock and preferred stock of the Company to 450.0 million and 50.0 million shares, respectively.  The par value remained at $0.01 per share.

On May 1, 2012, the Company completed its IPO of 7.7 million shares of its common stock at a price of $18.50 per share, raising approximately $142.5 million in gross proceeds.  The underwriting commissions of approximately $5.3 million are reflected as a reduction of additional paid-in capital on the consolidated statement of stockholders’ equity.  Under the underwriting agreement, our Manager was responsible for and paid directly the underwriting commissions. Because the Manager is a related party, the payment of underwriting commission of approximately $5.3 million by our Manager is reflected as a contribution of additional paid-in capital on the consolidated statement of stockholders’ equity in accordance with GAAP.  The Company incurred approximately $3.4 million of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital.  The net proceeds to the Company totaled approximately $139.1 million. The Company used approximately $47.3 million of the net proceeds of the IPO to repay outstanding amounts under the Wells Fargo Facility and the Citibank Facility and approximately $6.3 million to redeem all of its issued shares of Series A Preferred Stock.  The balance was used for general corporate working capital purposes and to make investments in the Company’s target investments.

Equity Incentive Plan

On April 23, 2012, the Company adopted the 2012 Equity Incentive Plan.  Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units and/or other equity-based awards to the Company’s outside directors, the Company’s Chief Financial Officer, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 690 thousand shares of common stock (7.5% of the issued and outstanding shares of the Company’s common stock immediately after giving effect to the issuance of the shares sold in the IPO).  Any restricted shares of the Company’s common stock and restricted stock units will be accounted for under FASB ASC Topic 718, Stock Compensation resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

On May 1, 2012, in connection with the completion of the IPO, each of the Company’s five independent directors were granted 5 thousand restricted shares of the Company’s common stock as awards granted pursuant to the 2012 Equity Incentive Plan. In addition, on May 1, 2012, each of the Company’s five independent directors were granted 2,027 restricted shares of the Company’s common stock as 2012 annual compensation awards granted pursuant to the 2012 Equity Incentive Plan.

On June 18, 2012, Mr. Rosen, one of the Company’s outside directors was granted 5 thousand restricted shares of the Company’s common stock as an award granted pursuant to the 2012 Equity Incentive Plan.  In addition, on June 18, 2012, Mr. Rosen was granted 2,027 restricted shares of the Company’s common stock as a 2012 annual compensation award granted pursuant to the 2012 Equity Incentive Plan.

On July 9, 2012, in connection with his appointment as Chief Financial Officer of the Company, Tae-Sik Yoon was granted 25 thousand restricted shares of the Company’s common stock as an award granted pursuant to the 2012 Equity Incentive Plan. These shares of restricted stock vest ratably on a quarterly basis over a four-year period, subject to certain conditions, beginning on October 1, 2012.

As of September 30, 2012, 2,478 shares of the total 30 thousand restricted shares of common stock granted to Mr. Rosen and our five independent directors, as initial grants in connection with the IPO have vested.  These shares vest ratably on a quarterly basis over a three-year period that began on July 2, 2012.

As of September 30, 2012, 3,036 shares of the total 12,162 restricted shares of common stock granted to Mr. Rosen and our five independent directors in respect of 2012 annual compensation have vested.  These shares vest ratably on a quarterly basis over a one-year period that began on July 2, 2012.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants - Directors	Restricted Stock Grants - Officer	Total
Balance as of December 31, 2011	—	—	—
Granted	42,162	25,000	67,162
Vested	(5,514)	—	(5,514)
Forfeited	—	—	—
Balance as of September 30, 2012	36,648	25,000	61,648

Vesting Schedule

	Restricted Stock Grants - Directors	Restricted Stock Grants - Officer	Total
2012	11,058	1,564	12,622
2013	16,092	6,250	22,342
2014	10,008	6,250	16,258
2015	5,004	6,250	11,254
2016	—	4,686	4,686
Total	42,162	25,000	67,162

8.             EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2012:

$ in thousands (except share and per share data)	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Net income (loss) attributable to common stockholders:	$(554)	$(895)
Divided by:
Basic and diluted weighted average shares of common stock outstanding (1):	9,205,480	5,606,840

Basic and diluted earnings (loss) per common share:	$(0.06)	$(0.16)

(1)        The dilutive impact of the Company’s restricted stock grants has not been included in the calculation of diluted earnings (loss) per share as the inclusion would have been anti-dilutive.

9.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments reported at fair value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP, including cash and cash equivalents. The Company did not have any other financial instruments at September 30, 2012 or December 31, 2011 that were required to be carried at fair value.

The carrying values of interest receivable and accrued expenses and other liabilities approximate their fair values due to their short-term nature. The carrying values of loans held for investment approximate fair value since the contractual rate approximates market rate.

Financial Instruments reported at cost

The Company estimates the fair value of financial instruments carried at historical cost on a quarterly basis. These instruments are recorded at fair value only if they are impaired. No impairment charges have been recognized at September 30, 2012. In cases where quoted market prices are not available, fair values are estimated using inputs such as discounted cash flow projections, market comparables, dealer quotes and other quantitative and qualitative factors. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different assumptions or methodologies could have a material effect on the estimated fair value amounts. At September 30, 2012, the fair value of our financial instruments approximates cost using Level 3 fair value assumptions.

10.          RELATED PARTY TRANSACTIONS

Management Agreements

The Company was party to an interim management agreement with ACREM prior to the IPO.  Pursuant to the interim management agreement, ACREM provided investment advisory and management services to the Company on an interim basis until the IPO. For providing these services, ACREM received only reimbursements from the Company for any third party costs that ACREM incurred on behalf of the Company.

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

The base management fee is equal to 1.5% of the Company’s stockholders’ equity per annum and calculated and payable quarterly in arrears in cash.  For purposes of calculating the management fee, stockholders’ equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) (x) any amount that the Company has paid to repurchase our common stock since inception, (y) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, and (z) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between ACREM and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements.

The incentive fee is equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of the Company’s common stock, restricted units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan as further described below) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero.  “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of our independent directors.  For purposes of calculating the incentive fee prior to the completion of a 12-month period following this offering, Core Earnings will be calculated on the basis of the number of days that the Management Agreement has been in effect on an annualized basis.  No incentive fees were earned for the nine months ended September 30, 2012.

The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation. The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company’s (a) Chief Financial Officer, based on the percentage of his time spent on the Company’s affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of their time spent on the Company’s affairs. The Company is also required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates that are required for the Company’s operations.  The initial term of the Management Agreement will end May 1, 2015, with automatic one-year renewal terms. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24 month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

Certain of the Company’s subsidiaries, along with the Company’s lenders under the Wells Fargo Facility and the Citibank Facility have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s-ranked commercial primary and special servicer that is included on Standard & Poor’s Select Servicer List.  Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

Summarized below are the related-party costs incurred by the Company and amounts payable to the Manager:

	Incurred		Payable as of
$ in thousands	Three months ended September 30, 2012	Nine months ended September 30, 2012	September 30, 2012	December 31, 2011
Affiliate Payments
Management fees	$625	1,044	$625	—
Servicing fees	—	17	—	—
General and administrative expenses reimbursed to affiliate	632	934	628	—
Direct third party costs either paid or owed by Manager to be reimbursed by the Company
Deferred financing costs	—	149	—	621
Loan origination fees	72	72	72	—
Offering costs	—	298	—	—
Other assets	(112)	(65)	(112)	196
General and administrative expenses	71	158	71	10
	$1,288	2,607	$1,284	827

Ares Investments

On February 8, 2012, the Company entered into a promissory note with Ares Investments, whereby Ares Investments loaned the Company $2.0 million. The note was repaid with $4 thousand in interest due under the note on March 1, 2012 with the proceeds from the sale of the Series A Preferred Stock.

As of September 30, 2012, Ares Investments owned approximately 2 million shares of the Company’s common stock representing approximately 21.6% of the total shares outstanding.

11.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2012.

On October 9, 2012, we originated an approximately $35.5 million transitional first mortgage loan on an office building in Cincinnati, OH. At closing the outstanding principal was approximately $26.9 million.  The loan has an interest rate of L+5.35%, origination fee of 0.5%, exit fee of 0.5%, and a term of 3 years.  The initial unleveraged effective yield is 6.0%.

On October 31, 2012, our board of directors amended our investment guidelines to reflect our Manager’s proposed consolidation of its Underwriting and Investment Committees into one Investment Committee.

On October 31 2012, our board of directors declared a dividend of $0.25 per common share for the fourth quarter of 2012. The fourth quarter 2012 dividend is payable on January 10, 2013 to common stockholders of record as of December 31, 2012.

On November 5, 2012, we originated an approximately $13.4 million stretch first mortgage loan on an apartment complex located in Arlington, VA. At closing the outstanding principal was approximately $13.4 million.  The loan has an interest rate of L+5.15%, origination fee of 1.0%, exit fee of 0.5% and a term of 2 years.  The initial unleveraged effective yield is 6.2%.

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

•                  allocation of investment opportunities to us by Ares Commercial Real Estate Management LLC (our “Manager”);

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

We use words such as “anticipate,” “believe,” “expect,” “estimate,” “plan,” “continue,” “intend,” “will,” “should,” “may” and other similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” below and in the final prospectus relating to our IPO (the “Prospectus”), dated April 25, 2012, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on April 27, 2012.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements.

Overview

We are a recently organized specialty finance company focused on originating, investing in and managing middle-market commercial real estate (“CRE”) loans and other CRE related investments. We target borrowers whose capital needs are not being met in the market by offering customized financing solutions. We implement a strategy focused on direct origination combined with experienced portfolio management through our Manager’s servicer, which is a Standard & Poor’s-ranked commercial primary servicer and commercial special servicer that is included on Standard & Poor’s Select Servicer List, to meet our borrowers’ and sponsors’ needs.

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

We are externally managed and advised by our Manager, a SEC registered investment adviser, pursuant to the terms of a management agreement. Our Manager is an affiliate of Ares Management LLC (“Ares Management”), a global alternative asset manager and also a SEC registered investment adviser with approximately $56 billion of total committed capital under management as of September 30, 2012.

We are a Maryland corporation that commenced investment operations on December 9, 2011.  On May 1, 2012 we completed our IPO of 7.7 million shares of our common stock at a price of $18.50 per share, raising $139.1 million in net proceeds.  We used approximately $47.3 million of the net proceeds to repay outstanding amounts under our secured funding facilities and approximately $6.3 million to redeem all of our issued and outstanding shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).  The balance was used for general corporate working capital purposes and to make investments in our target investments.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, are regularly evaluated.  We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity; (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.  Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

As of September 30, 2012 and December 31, 2011, all loans were paying in accordance with their terms.  There were no impairments during the three and nine months ended September 30, 2012.

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

Results of Operations

We commenced operations on December 9, 2011 and completed our IPO on May 1, 2012. Therefore, we have no period to compare operating results for the three or nine months ended September 30, 2012.  In addition, the proceeds of our IPO were used in part to fully repay all of the outstanding balances on our various secured funding arrangements as of the date of the IPO, including all accrued interest due, and to fully redeem all of our issued and outstanding shares of Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), including payment of all dividends due and applicable redemption premiums.  As a result, at September 30, 2012, we had no issued and outstanding Series A Preferred Stock and $24.0 million in unrestricted cash and cash equivalents. Results for the initial period of our operations are not indicative of the results we expect when our investment strategy has been fully implemented.

For the three and nine months ended September 30, 2012, our net income (loss) attributable to our common stockholders was $(554) thousand and $(895) thousand, respectively or earnings (loss) of $(0.06) and $(0.16) per basic and diluted common share, respectively.  For the three and nine months ended September 30, 2012, we earned approximately $1.5 million and $3.3 million, respectively in net interest margin.  For the three and nine months ended September 30, 2012, interest income of $1.9 million and $4.4 million, respectively, was generated by average earning assets of $98.2 million and $74.2 million, respectively, offset by $398 thousand and $1.1 million, respectively, of interest expense from average secured funding agreements of $4.3 million and $15.6 million, respectively.

For the three and nine months ended September 30, 2012, we incurred operating expenses of $2.0 million and $3.5 million, respectively.  Related party expenses for the three and nine months ended September 30, 2012 include $625 thousand and $1.0 million, respectively, in management fees due to our Manager, and $632 thousand and $934 thousand, respectively, for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager.  Also included in general and administrative expenses reimbursed to our Manager for the three and nine months ended September 30, 2012 are $0 and $17 thousand, respectively, of servicing fees.  Servicing fees were charged to Ares Commercial Real Estate Services LLC (“ACRES”), an affiliate of our Manager, through May 1, 2012.  Effective May 1, 2012, ACRES agreed that no servicing fees will be charged pursuant to these servicing agreements for so long as the management agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the management agreement. Other expenses for the three and nine months ended September 30, 2012, includes professional fees of $292 thousand and $706 thousand, respectively, and general and administrative expenses of $496 thousand and $827 thousand, respectively.

For the three and nine months ended September 30, 2012, we paid $0 and $102 thousand, respectively, in dividends to the holders of Series A Preferred Stock.  The Series A Preferred Stock was redeemed on May 1, 2012 using the proceeds of our IPO.  For the nine months ended September 30, 2012, we incurred $572 thousand in the accretion of redemption premium related to the Series A Preferred Stock.

Our investment portfolio is comprised of the following at September 30, 2012:

Loan Type/Location	Square Footage/ Units	Origination Date	Maturity Date(1)	Remaining Life (Years)
Transitional Senior Mortgage Loans

Office Complex in Austin, TX	270,000 sq. ft	Feb 2012	Mar 2015	2.4

Office Building in Denver, CO	173,000 sq. ft	Dec 2011	Jan 2015	2.3

Apartment Building in New York, NY	101 units	Sep 2012	Oct 2017	5.0

Apartment Building in Avondale, AZ	301 units	Aug 2012	Oct 2015	2.8

Stretch Senior Mortgage Loans

Office Building in Boston, MA	152,000 sq. ft	Feb 2012	Mar 2015	2.4

Office Building in Miami, FL	286,000 sq. ft	Sep 2012	Oct 2015	3.0

Subordinated Debt Investments

Office Building in Atlanta, GA	175,000 sq. ft	Aug 2012	Sep 2017	4.8

Office Building in Fort Lauderdale, FL	257,000 sq. ft	Jan 2012	Feb 2015	2.3
Average				3.2

(1) The Boston loan is subject to one 12-month extension option. The Miami, Austin, Avondale, and Fort Lauderdale loans are subject to two 12-month extension options.

(amounts in millions, except percentages)	Total	Outstanding		Carrying	LTV	Interest		Origination	Exit	LIBOR	Unleveraged Effective
Loan Type/Location	Commitment	Principal		Amount	At Origination	Rate		Fee	Fee	Floor	Yield
Transitional Senior Mortgage Loans
						L+5.75%	-
Office Complex in Austin, TX	$38.0	$30.3		$29.8	70%	L+5.25%		1.0%	0.5%(2)	1.0%	7.5%

Office Building in Denver, CO	11.0	6.6		6.5	38%	L+5.50%		1.0%	1.0%	1.0%	7.3%

Apartment Building in New York, NY	36.1	30.8		30.5	65%	L+5.00%		1.0%	0.5%	0.8%	6.1%

Apartment Complex in Avondale, AZ	22.1	20.6		20.4	68%	L+4.25%		1.0%	0.8%	1.0%	5.9%

Stretch Senior Mortgage Loans

Office Building in Boston, MA	34.9	34.9		34.6	88%	L+5.65%		1.0%	0.5%	0.7%	6.8%

Office Building in Miami, FL	47.0	47.0		46.5	76%	L+5.25%		1.0%	—(1)	1.0%	6.6%

Subordinated Debt Investments

Office Building in Atlanta, GA	14.3	14.3		14.3	75%	10.5%		1.0%	—	—	10.8%

Office Building in Fort Lauderdale, FL	15.0	8.0	(3)	7.9	51%	L+10.75%-L+8.18%		1.0%	0.5%(4)	0.8%	12.1%
Total	$218.4	$192.5		$190.5							7.2%

(1) This loan was originated with a 0.25% exit fee payable to us upon the earlier of repayment or the loan’s maturity. However, such exit fee is not payable if loan is repaid within 24 months of origination.

(2) The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.25%.

(3) The total commitment we co-originated was a $37 million first mortgage, of which a $22 million A-Note was fully funded by Citibank, N.A. We retained a $15 million B-Note.

(4) This loan was structured using an A-Note/B-Note structure which priced at L+5.25% on a cumulative basis with the LIBOR component subject to a minimum rate of 0.75%. The fully funded A-Note priced at L+3.25% (with the LIBOR component of the rate subject to a minimum rate of 0.75%) resulting in an interest rate on our B-Note at initial funding of $8 million of L+10.75% (with the LIBOR component subject to a minimum rate of 0.75%). Upon the B-Note becoming fully funded at $15 million, its effective interest rate will decrease to L+8.18% (with the LIBOR component subject to a minimum rate of 0.75%).

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and meet other general business needs. We will use significant cash to purchase our target investments, repay principal and pay interest on our borrowings, make distributions to our stockholders and fund our operations, including base management fees, incentive management fees and reimbursements for expenses for our share of overhead expense incurred by our Manager. Our primary sources of cash will generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities and (d) offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us. See “Recent Developments” for information on our available capital as of November 6, 2012.

Secured Funding Arrangements

The sources of financing for our target investments are described below.

	September 30, 2012		December 31, 2011
$ in millions	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Wells Fargo Facility	$30.0	$172.5	$—	$75.0
Citibank Facility	4.4	86.2	—	50.0
Capital One Facility	14.4	50.0	—	—
Total	$48.8	$308.7	$—	$125.0

The secured funding arrangements are generally collateralized by assignments of specific loans held for investment originated by us.  The secured funding arrangements are guaranteed by the Company.

Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investments with the secured funding agreement used to fund them.

Wells Fargo Facility

On December 14, 2011, we entered into a $75.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association (the “Wells Fargo Facility”), pursuant to which we borrow funds to originate qualifying senior commercial mortgage loans and A-Notes, subject to available collateral.

Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50% - 2.75%. Effective May 15, 2012, the Company incurs a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility.  The initial maturity date of the Wells Fargo Facility is December 14, 2014, subject to two 12-month extension options.

On May 22, 2012, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the total commitment under the Wells Fargo Facility from $75.0 million to $172.5 million.  As of September 30, 2012, the outstanding balance on the Wells Fargo Facility was $30.0 million.

Citibank Facility

On December 8, 2011, we entered into a $50 million secured revolving funding facility arranged by Citibank, N.A. (the “Citibank Facility”), pursuant to which we borrow funds to originate qualifying senior commercial mortgage loans and A-Notes, subject to available collateral.

Under the Citibank Facility, we borrow funds on a revolving basis in the form of individual loans.  Each individual loan is secured by an underlying loan originated by us.  Amounts outstanding under each individual loan accrue interest at a per annum rate based on LIBOR.  The margin can vary between 3.25% and 4.00% over the greater of LIBOR and 1.0%, based on the debt yield of the assets contributed into ACRC Lender C LLC.  Effective March 3, 2012, the Company incurs a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility.  The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan.

On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to, among other things, increase the total commitment under the Citibank Facility, from $50.0 million to $86.2 million.  The end of the funding period was automatically extended to December 8, 2013 upon the completion of the IPO, and may be further extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring. The completion of the IPO triggered a modification of the interest rate margin to a range of 2.50% -3.50% over the greater of LIBOR and 0.5%.  As of September 30, 2012, the outstanding balance on the Citibank Facility was $4.4 million.

Capital One Facility

On May 18, 2012, we entered into a $50 million secured revolving funding facility with Capital One, National Association (the “Capital One Facility”), pursuant to which we borrow funds to originate qualifying senior commercial mortgage loans, subject to available collateral.

Under the Capital One Facility, we borrow funds on a revolving basis in the form of individual loans.  Each individual loan is secured by an underlying loan originated by us.  Amounts outstanding under each individual loan will accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%.  We may request individual loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at the lender’s discretion.  The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan.  As of September 30, 2012, the outstanding balance on the Capital One Facility was $14.4 million.

Debt Covenants

The Wells Fargo Facility, Citibank Facility and Capital One Facility contain various affirmative and negative covenants, including financial covenants that require the Company or certain subsidiaries as guarantor or borrower to maintain minimum tangible net worth, liquidity levels and financial ratios, as defined in the respective agreements.

The agreements governing the Wells Fargo Facility and the Capital One Facility were amended effective June 29, 2012 and September 27, 2012,  respectively, to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which the Company reports “Loans held for investment” in excess of $200.0 million on its quarterly consolidated balance sheet.

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

Equity Issuances

The following summarizes the total shares issued and proceeds we received in private and underwritten public offerings of our common stock net of offering costs for the nine months ended September 30, 2012:

On January 25, 2012, we entered into a subscription agreement with Ares Investment Holdings LLC (“Ares Investments”), an affiliate of our Manager, whereby Ares Investments agreed to purchase 400 thousand shares of our common stock for a total purchase price of $8 million, after giving effect to the reverse stock split on February 22, 2012.

On February 6, 2012, we entered into a subscription agreement with Ares Investments, whereby Ares Investments agreed to purchase 770 thousand shares of our common stock for a total purchase price of $15.4 million, after giving effect to the reverse stock split on February 22, 2012.

On February 8, 2012, our charter was amended and restated to increase the number of authorized shares of our common stock and preferred stock to 95.0 million and 5.0 million shares, respectively. The par value remained at $0.01 per share.

On February 22, 2012, our board of directors and Ares Investments approved a one-for-two reverse stock split whereby every two shares of common stock that were issued and outstanding immediately prior to this date were changed into one issued and outstanding share of our common stock.

On April 23, 2012, our charter was amended to increase the number of authorized shares of our common stock and preferred stock to 450.0 million and 50.0 million shares, respectively.  The par value remained at $0.01 per share.

On May 1, 2012, we completed our IPO of 7.7 million shares of common stock at a price of $18.50 per share, raising $142.5 million in gross proceeds.  Underwriting commissions of $5.3 million are reflected as a reduction of additional paid-in capital on the consolidated statement of stockholders’ equity.  Under the underwriting agreement, our Manager was responsible for and paid directly the underwriting commissions.  Because the Manager is a related party, the payment of underwriting commissions of $5.3 million by our Manager is reflected as a contribution of additional paid-in capital on the consolidated statement of stockholders’ equity in accordance with United States generally accepted accounting principles (“GAAP”).  We incurred approximately $3.4 million of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to us totaled approximately $139.1 million. We used approximately $47.3 million of the net proceeds of the IPO to repay outstanding amounts under the Wells Fargo Facility and the Citibank Facility and $6.3 million to redeem all of our issued shares of Series A Preferred Stock.  The balance was used for general corporate working capital purposes and to make investments in our target investments.

Capital Markets

In addition to borrowings, we will need to periodically raise additional capital to fund new investments. We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes. Among other things, in order to qualify and maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and, as a result, such distributions will not be available to fund investments. We may also seek to enhance the returns on our senior commercial mortgage loan investments, especially loan originations, through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization.

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use.  The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its net taxable income in any taxable year, and that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our board of directors. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Contractual Obligations and Commitments

Contractual obligations as of September 30, 2012:

$ in millions	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$30.0	$—	$30.0	$—	$—
Citibank Facility	4.4	—	4.4	—	—
Capital One Facility	14.4	—	14.4	—	—
Future Loan Funding Commitments	25.9	—	25.9	—	—
Total	$74.7	$—	$74.7	$—	$—

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

Non-GAAP Financial Measures

Core Earnings is a measure not prepared in accordance with GAAP and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (related to targeted investments that are structured as debt to the extent that we foreclose on any properties underlying our target investments), any unrealized gains, losses or other non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss). The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

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

However, we caution that Core Earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other companies.

Our Core Earnings (loss) for the three months and nine months ended September 30, 2012 were approximately $(418) thousand and $(694) thousand, respectively, $(0.05) and $(0.12) per weighted average share, diluted. The table below provides a reconciliation of net income (loss) to Core Earnings (loss) for this period:

	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
$ in thousands, except per share amounts	Amount	Per Share	Amount	Per share
Net income (loss) attributable to common stockholders r	$(554)	$(0.06)	(895)	$(0.16)
Add back: non-cash stock-based compensation	136	0.01	202	0.04
Core Earnings (loss)	$(418)	$(0.05)	$(693)	$(0.12)

Recent Developments

On October 9, 2012, we originated an approximately $35.5 million total commitment transitional first mortgage loan on an office building in Cincinnati, OH.  At closing the outstanding principal was approximately $26.9 million.  The loan has an interest rate of L+5.35%, origination fee of 0.5%, exit fee of 0.5%, and a term of 3 years.  The initial unleveraged effective yield is 6.0%.

On October 31, 2012, our board of directors amended our investment guidelines to reflect our Manager’s proposed consolidation of its Underwriting and Investment Committees into one Investment Committee.

On October 31 2012, our board of directors declared a dividend of $0.25 per common share for the fourth quarter of 2012.  The fourth quarter 2012 dividend is payable on January 10, 2013 to common stockholders of record as of December 31, 2012.

On November 5, 2012, we originated an approximately $13.4 million stretch first mortgage loan on an apartment complex located in Arlington, VA. At closing the outstanding principal was approximately $13.4 million.  The loan has an interest rate of L+5.15%, origination fee of 1.0%, exit fee of 0.5% and a term of 2 years.  The initial unleveraged effective yield is 6.2%.

As of November 6, 2012, we had approximately $29.9 million in cash and cash equivalents (excluding approximately $3.6 million of restricted cash) and approximately $48.7 million available, subject to the satisfaction of certain terms and conditions, in approved but undrawn capacity under its secured funding facilities based on the existing loans held for investment that have been pledged.  Under the secured funding facilities, we are required, among other affirmative and negative covenants, to maintain a minimum liquidity of $20.0 million, which we currently intend to meet by holding in reserve cash or cash equivalents equal to such amount.  Accordingly, as of November 6, 2012, we had approximately $58.6 million of capital available to fund additional investments, existing unfunded commitments and other working capital items.  Assuming that we used such amount to make investments and were able to achieve a debt-to-equity ratio of between 1-to-1 and 2-to-1, we had the capacity to fund between approximately $100 million and approximately $150 million of additional senior loans and our existing unfunded commitments.  As of November 6, 2012, the total unfunded commitments for our existing loans held for investment were approximately $34.1 million and borrowings under our secured funding facilities were approximately $94.5 million.

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

We will evaluate each loan classified as held for investment for impairment on a periodic basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Our loans are collateralized by real estate. As a result, we will regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower.  We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity; (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.  Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

Significant judgment will be required in determining impairment, including making assumptions regarding the value of a loan or loan pool, the value of the underlying collateral and other provisions such as guarantees.

Valuation of Financial Instruments

We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value.  GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs.  The only financial instruments recorded at fair value on a recurring basis in our consolidated financial statements are cash and cash equivalents.  We have not elected the fair value option for the remaining financial instruments, including loans held for investment and secured funding agreements.  Such financial instruments are carried at cost.  For loans held for investment which are evaluated for impairment at least quarterly, we estimate the fair value of the financial instrument.  If an impairment is determined, we record an expense for the difference between fair value and the carrying cost of the financial instrument.  As of September 30, 2012, the fair value of our financial instruments approximates cost.

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

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we will operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification and our distribution policy, we do not generally expect to pay U.S. federal corporate level income taxes.  Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of our REIT taxable income to our stockholders. If we have previously qualified as a REIT and fail to qualify as a REIT in any subsequent taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed REIT taxable income.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update was effective for us on January 1, 2012, and the amendment is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We adopted this new guidance beginning with the first quarter 2012 interim financial statements. This standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest Rate Cap Risk

We may originate or acquire floating rate mortgage assets. These are assets in which the mortgages may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our borrowing costs pursuant to our funding agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating rate mortgage assets would effectively be limited. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

Inflation

Virtually all of our assets and liabilities will be sensitive to interest rates. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  In each case, in general, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Risk Management

To the extent consistent with maintaining our REIT qualification, we will seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a debt investment to changes in interest rates) risks associated with holding a portfolio of our target investments. Generally, with the guidance and experience of our Manager:

•                  we will manage our portfolio through an interactive process with Ares Management and service our self-originated investments through our Manager’s servicer, which is a Standard & Poor’s-ranked commercial primary servicer and commercial special servicer that is included on Standard & Poor’s Select Servicer List;

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act .

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans held for investment. Currently, we are not aware of any legal proceedings pending against us or any of our subsidiaries.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and in “Risk Factors” in our Prospectus and our quarterly report on Form 10-Q for the quarter ended March 31, 2012 which could materially affect our business, financial condition and/or operating results. The risks discussed below, in our Prospectus and our quarterly report on Form 10-Q for the quarter ended March 31, 2012 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our portfolio is concentrated in a limited number of loans, which subjects us to a risk of significant loss if any of these loans default.

We are currently invested in 10 loans.  The number of loans we are invested in may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

While we intend to continue to diversify our portfolio of investments in the manner described in our filings with the Securities and Exchange Commission, we do not have fixed guidelines for diversification.  As a result our investments could be concentrated in relatively few loans and/or relatively few property types.  If our portfolio of target investments is concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

We have experienced losses in the past and may experience similar losses in the future.

We incurred net operating losses for the year ended December 31, 2011 and the nine months ended September 30, 2012. Our losses have been incurred primarily because we have been in the initial stages of building our investment portfolio.  As a result, our earnings have been highly sensitive to a number of variables, including the velocity and timing of new originations and our level of operating expenses.  Our operating costs to date have been primarily funded with offering proceeds. We cannot assure you that we will be profitable in the future or that our target investments will produce sufficient income to fund our operating expenses and dividends.

Our distributions may exceed our cash flow from our operations and our earnings.

We intend to make regular quarterly distributions to holders of our common stock. The regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities. However, there can be no assurance that our earnings or cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as from offering proceeds, borrowings and asset sales, to fund portions of our future distributions. Our distributions for the nine months ended September 30, 2012 exceeded, and future distributions may exceed, our cash flow from operating activities and earnings primarily because we have been in the initial stages of building our investment portfolio and as a result our earnings have been highly sensitive to a number of variables, including the velocity and timing of new originations and our level of operating expenses. Such distributions reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results.

The interests of certain control persons may be adverse to investors.

Our board of directors has established an excepted holder limit for Ares Investments, an affiliate of our Manager, that allows Ares Investments to own, subject to certain conditions, up to 22% of the outstanding shares of our common stock. As of September 30, 2012, Ares Investments, an affiliate of Ares Management, owned 2,000,000 shares, or 21.6%, of our total shares of common stock outstanding. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with only one or very few controlling stockholders. Furthermore, Ares Investments has the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit you.

If we invest in certain derivative instruments, failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements which could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” (“CPOs”). Under the new rules, unless an exemption is available, a CPO must register with the U.S. Commodity Futures Trading Commission (the “CFTC”) and become a member of the National Futures Association (the “NFA”) by the end of 2012, which will require compliance with NFA’s rules, and render such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct.

We do not currently invest in any instruments that meet the definition of “swap” under the new rules, and we do not currently expect to engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures.  However, may use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments could include interest rate swaps, interest rate futures and options on interest rate futures, each of which is considered a “swap” under CFTC rules. Prior to initiating any swap position in our portfolio, we intend to submit a no-action letter request to the CFTC seeking exemptive relief for our directors from CPO registration under these new rules. While the CFTC has recently granted interpretive relief to equity REITs that use swaps, no such relief has yet been provided to mortgage REITs. Several other mortgage REITs have submitted no-action requests to the CFTC, however there can be no assurance that any such relief will be granted before we need to make a determination regarding our status under the new rules. If exemptive relief is granted, we may be restricted to using swaps within certain specific parameters. For example, prior to the adoption of the new swaps rules, no-action relief was provided to equity REITs that used commodity interest trading to engage in hedging transactions, but such relief limited the use of such instruments such that no more than 1% of the fair market value of the assets of an equity REIT could be committed to commodity interest trading, and income derived from commodity interest trading was limited to 5% of the gross income of an equity REIT. If no exemption or no-action relief is available, our directors may be compelled to register as CPOs, or we may be required to seek other hedging instruments or techniques at increased cost to us, or that may not be as effective as the use of swaps.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action may exist against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to receive no-action relief from the CFTC on this matter and are unable to claim another exemption from registration for our directors, and our directors fail to comply with the requirements of these new rules, we may be unable to use certain types of hedging instruments or we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On April 25, 2012, the SEC declared effective our registration statement filed on Form S-11 under the Securities Act (File No. 333-176841) relating to our IPO of our common stock. A total of 7.7 million shares of our common stock were registered, and all shares were sold upon the completion of the offering on May 1, 2012, of which 500,000 shares were purchased by Ares Investments at the IPO price of $18.50 per share.  As of September 30, 2012, Ares Investments owned 2.0 million shares or 21.6% of the total common shares outstanding.  The net proceeds to us from the IPO totaled approximately $139.1 million.

We used approximately $47.3 million of the net proceeds of the IPO to repay outstanding amounts under the Wells Fargo Facility and the Citibank Facility and approximately $6.3 million to redeem all of our issued and outstanding shares of Series A Preferred Stock.  The balance was used for general corporate working capital purposes and to make investments in our target investments.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (1)
3.2	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (1)
10.1*

First Amendment to Master Revolving Line of Credit Loan Agreement, dated September 27, 2012, between and among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated: November 7, 2012	By	/s/ John B. Bartling, Jr.
John B. Bartling, Jr.
Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2012	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer (Principal Financial and Accounting Officer)