Form 10-K
period 2012-12-31
Ares Commercial Real Estate Corp
filed 2013-04-01
CIK 1529377

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-35517

ARES COMMERCIAL REAL ESTATE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	45-3148087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two North LaSalle Street, Suite 925, Chicago, IL 60602 (Address of principal executive offices) (Zip Code)
(312) 324-5900 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2012, based on the closing price on that date of $17.48 on the New York Stock Exchange, was approximately $125,856,000. As of March 28, 2013, there were 9,267,162 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

GENERAL

        Ares Commercial Real Estate Corporation (together with our consolidated subsidiaries, the "Company," "ACRE," "we," "us" and "our") is a Maryland corporation that was incorporated on September 1, 2011, and was initially funded and commenced investment operations on December 9, 2011. We are focused primarily on originating, investing in and managing middle-market commercial real estate, or "CRE," loans and other CRE-related investments. We completed the initial public offering, or the "IPO," of our common stock on May 1, 2012. We are externally managed by Ares Commercial Real Estate Management LLC, "ACREM" or our "Manager," a Securities and Exchange Commission, or "SEC," registered investment adviser and a wholly owned subsidiary of Ares Management LLC, or "Ares Management," a global alternative asset manager and also a SEC registered investment adviser.

        Our target investments include: "transitional senior" mortgage loans, "stretch senior" mortgage loans, subordinate debt mortgage loans such as B-notes and mezzanine loans and other select CRE debt and preferred equity investments. "Transitional senior" mortgage loans provide strategic, flexible, short-term financing solutions on transitional CRE middle-market assets that are the subject of a business plan that is expected to enhance the value of the property. They are usually funded over time as the borrower's business plan for the property is executed, and have a lower initial loan-to-value ratio as compared to "stretch senior" mortgage loans. "Stretch senior" mortgage loans provide flexible "one stop" financing on quality CRE middle-market assets that are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows, with the mortgage loans having higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans and are typically fully funded at closing and non-recourse to the borrower (as compared to conventional mortgage loans, which are usually full recourse to the borrower).

        We intend to elect and qualify to be taxed as a real estate investment trust, or "REIT," under the Internal Revenue Code of 1986, as amended, or the "Code," commencing with the Company's taxable year ended December 31, 2012. To the extent that we annually distribute at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles, or "GAAP") to our stockholders and comply with various other requirements as a REIT, we generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains.

Our Investment Strategy

        Our investment objective is to generate attractive risk-adjusted returns for our stockholders, primarily through dividends and distributions and secondarily through capital appreciation. Despite increased liquidity in the broader CRE capital markets, we believe the availability of capital in the CRE middle-market is limited as it relates to our "target investments" and borrowers and sponsors have the greatest need for customized solutions in this segment of the market. We act as a single "one stop" financing source by providing our customers with one or more of our customized financing solutions. Our customized financing solutions are comprised of our "target investments," which include the following:

  •
  "Transitional senior" mortgage loans that provide strategic, flexible, short-term financing solutions on transitional CRE middle-market assets. These assets are typically properties that are the subject of a business plan that is expected to enhance the value of the property. The mortgage loans are usually funded over time as the borrower's business plan for the property is executed. They also typically have lower initial loan-to-value ratios as compared to "stretch senior" mortgage loans;

  •
  "Stretch senior" mortgage loans that provide flexible "one stop" financing on quality CRE middle-market assets. These assets are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows, with the mortgage loans having higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans and are typically fully funded at closing and non-recourse to the borrower (as compared to conventional mortgage loans, which are usually recourse to the borrower);

  •
  "Subordinate debt" mortgage loans (including subordinate tranches of first lien mortgages, or B-Notes) and mezzanine loans, both of which provide subordinate financing on quality CRE middle-market assets; and

  •
  "Other CRE debt and preferred equity investments," together with selected other income producing equity investments.

Commercial Real Estate Mortgage Loans

  •
  Commercial Mortgage Loans and A-Notes:  These mortgage loans are typically secured by first liens on commercial properties, including the following property types: office, retail, multifamily/manufactured housing, industrial/warehouse and hospitality. In some cases, first lien mortgages may be divided into an A-Note and a B-Note. The A-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties that is senior to a B-Note secured by the same first mortgage property or group.

  •
  Subordinated Mortgage Loans and B-Notes:  These loans may include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. As noted above, a B-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties and is subordinated to an A-Note secured by the same first mortgage property or group. The subordination of a B-Note typically is evidenced by participations or intercreditor agreements with other holders of interests in the note. B-Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-Note.

  •
  Mezzanine Loans:  Like B-Notes, these loans are also subordinated CRE loans, but are usually secured by a pledge of the borrower's equity ownership in the entity that owns the property or by a second lien mortgage on the property. In a liquidation, these loans are generally junior to any mortgage liens on the underlying property, but senior to any preferred equity or common equity interests in the entity that owns the property. Investor rights are usually governed by intercreditor agreements.

Other CRE Debt and Preferred Equity Investments

        To a lesser extent, we invest in other loans and securities, including but not limited to loans to real estate or hospitality companies, debtor-in-possession loans, preferred equity and selected other income producing equity investments, such as triple net lease equity.

Direct Origination

        We focus primarily on directly originating our target investments, which allows us to:

  •
  take a more active role in underwriting and structuring investments,

  •
  have direct access to our customers' management teams and enhance our due diligence process,

  •
  have meaningful input into our customers' pro forma capital structures,

  •
  actively participate in negotiating transaction pricing and terms, and

  •
  generate structuring and origination fees.

        Our direct origination strategy gives us the flexibility to originate a broad and flexible product that meets the specific needs of our customers and drives portfolio composition in response to changing market conditions. Our Manager will opportunistically adjust our asset allocation, with the proportion and types of investments changing over time depending on our Manager's views on, among other things, the then existing economic and credit environment. Based on current market conditions, we expect that, like our current investment portfolio, the majority of our investments will be senior mortgage loans secured by cash-flowing properties located in the United States and directly originated by us. These investments will typically pay interest at rates that are determined periodically on the basis of a floating base lending rate (primarily LIBOR plus a premium) and have a three-year term and an expected duration between one and five years.

Opportunistic Strategy

        In pursuing investment opportunities with attractive risk-reward profiles, our Manager incorporates its views of the current and future economic environment, its outlook for real estate in general and particular asset classes and its assessment of the risk-reward profile derived from its underwriting. Our Manager's underwriting standards center on the creditworthiness of the borrower and the underlying sponsor of a given asset, with particular focus on an asset's business plan, competitive positioning within the market, existing capital structure and potential exit opportunities. All investment decisions are made so that we maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended, or the "1940 Act."

        In addition, as part of our investment strategy, we may from time to time engage in discussions with counterparties in respect of various potential strategic acquisition and investment transactions, including potential acquisitions of other finance companies or loan portfolios. In connection with evaluating potential strategic acquisition and investment transactions, we may incur significant expenses for the evaluation and due diligence investigation of any potential transaction.

        Our investment strategy may be amended from time to time without the approval of our stockholders, if recommended by our Manager and approved by our board of directors. We expect to disclose any material changes to our investment strategy in the periodic quarterly and annual reports that we will file with the SEC.

Our Manager and Ares Management

        We are externally managed and advised by our Manager, a SEC registered investment adviser, pursuant to the terms of a management agreement dated April 25, 2012 between us and our Manager. Our Manager is responsible for administering our business activities and day-to-day operations and providing us our executive management team, investment team and appropriate support personnel. Pursuant to the management agreement, our Manager is entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to our equity incentive plan that was adopted on April 23, 2012, or the "2012 Equity Incentive Plan" and a termination fee, if applicable.

        Our Manager is an affiliate of Ares Management, a global alternative asset manager and SEC registered investment adviser founded in 1997. As of December 31, 2012, Ares Management had approximately 560 employees in over a dozen offices worldwide, including over 235 investment professionals with significant experience in CRE, private debt, capital markets, private equity, trading and research. We believe that the significant experience of our Manager's and Ares Management's investment professionals, our Manager's background in developing customized financing solutions for CRE middle-market borrowers and our Manager's efficient and comprehensive credit underwriting process position us to be a preferred lender for borrowers seeking flexible CRE middle-market financing. As of December 31, 2012, Ares Management managed approximately $59 billion of committed capital on behalf of large pension funds, banks, insurance companies, endowments, public institutional and retail investors and certain high net worth individuals.

        The following chart shows the structure and various investment strategies of Ares Management as of December 31, 2012:

        Ares Management is organized around four primary investment platforms: Private Equity, Capital Markets, Private Debt and Commercial Real Estate. Ares Management's senior principals collectively possess an average of approximately 20 years of experience in CRE, leveraged finance, private equity, distressed debt, commercial real estate, investment banking and capital markets and are backed by a large team of highly disciplined professionals. We believe that our Manager's access to the insights of Ares Management's investment professionals in the Commercial Real Estate, Private Debt, Capital Markets and Private Equity Groups provides us with a breadth of market knowledge that differentiates us from many of our competitors. Our Manager has adopted Ares Management's rigorous investment process that is based upon an intensive, independent financial analysis, with a focus on preservation of capital, diversification and active portfolio management.

        As of December 31, 2012, ACREM, which is part of the Ares Commercial Real Estate Group, had approximately $2.0 billion of total committed capital under management in CRE-related investments and an origination, investment and portfolio management team consisting of approximately 25 experienced investment professionals and approximately 25 administrative professionals, including legal and finance professionals. This team is led by the senior investment professionals and has significant experience directly originating, underwriting, financing, and managing CRE middle-market loans and other CRE-related assets throughout various market cycles, including the severe economic downturn that began in 2007. For a more detailed discussion on how the current economic conditions may impact us, see "Risk Factors—Risks Related to Our Investments—A prolonged economic slowdown, a lengthy or severe recession or further declines in real estate values could impair our investments and harm our operations."

        Our Manager also works closely with other investment professionals in the Ares Private Debt Group, which as of December 31, 2012, had approximately $23.0 billion of total committed capital under management. The Ares Private Debt Group, which includes an origination, investment and portfolio management team of approximately 120 U.S.-based investment professionals focused on investments in the "corporate middle-market," which the Ares Private Debt Group defines as companies with annual earnings before interest, tax, depreciation and amortization, or EBITDA, between $10 million and $250 million. The Ares Private Debt Group primarily focuses on the direct origination of non-syndicated first and second lien senior secured loans and mezzanine debt in the corporate middle-market. The Ares Private Debt Group also manages Ares Capital Corporation, a publicly traded specialty finance company with approximately $6.4 billion of total assets as of December 31, 2012. We expect to leverage the Ares Private Debt Group's skill and experience managing a public company and Ares Management's investor and lender relationships as we operate the Company and increase scale.

MARKET OPPORTUNITY

        We believe that our target investments currently present attractive risk-adjusted return profiles. We believe that the U.S. CRE markets are currently in the early to middle stages of a recovery from the severe economic downturn that began in 2007. Following a dramatic decline in CRE lending in 2008 and 2009, debt capital has become more readily available for select stabilized, high quality assets in certain locations such as gateway cities, but remains limited for many other types of properties. For example, we currently anticipate a high demand for customized debt financing from borrowers or sponsors who are looking to refinance indebtedness that is maturing in the next two to five years or are seeking shorter-term debt solutions as they reposition their properties.

        We believe that as a result of the aforementioned economic downturn and the subsequent banking regulatory reform, a number of lenders and finance companies who traditionally served the CRE middle-market, are burdened with legacy portfolio issues, balance sheet constraints or have otherwise exited the market. We believe that this decreased competition will create a favorable investment environment for the foreseeable future. We also believe that we are well positioned to capitalize on the expected demand generated by the estimated $1.7 trillion of CRE debt maturing between 2012 and 2016 (as reported in Commercial Real Estate Outlook: Top Ten Issues in 2013 published by Deloitte & Touche LLP).

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages in originating and acquiring assets for our investment portfolio:

The Ares Management Platform

        We benefit from Ares Management's extensive credit-focused culture and investment platform, which have contributed to its reputation as a leading corporate credit manager. We believe Ares Management's existing investment platform provides us with extensive access to capital markets relationships, deal flow and an established investment evaluation process, as well as in-depth market information, company knowledge and industry insight that benefits our investment and due diligence process. Furthermore, in sourcing and analyzing our investments, we benefit from access to Ares Management's substantial portfolio of investments in over 1,100 companies across over 30 industries and its extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares Management has long-term relationships. We also benefit from Ares Management's experience managing a public company and its well-developed infrastructure as we operate the Company and increase scale.

Seasoned Management Team with Significant Real Estate Experience

        Our Manager's senior investment professionals have extensive experience investing in and financing CRE across market cycles over the last two decades. In particular, our senior investment professionals have substantial experience in the direct origination, structuring and ownership of investments to provide attractive returns without exposing investors to an inappropriate level of risk. Over the course of their careers such individuals have been part of teams that have invested, owned or managed over $10 billion of CRE investments. Our senior management team also has significant experience operating and building public and private companies, including real estate and specialty finance companies, and has demonstrated its ability to obtain access to public and private credit and equity capital throughout various market cycles.

National Direct Origination Platform

        Our Manager employs a nationwide team of senior investment professionals who have an average of approximately 20 years in the origination and credit underwriting of CRE loans. We believe having a network of experienced personnel in key local markets such as Dallas, Chicago, New York, Washington D.C. and Los Angeles enhances our focus on fundamental market and credit analyses that emphasize current and sustainable cash flows. We believe this insight, together with the deal flow to be provided by such originators, enables us to originate loans with proper risk-adjusted return profiles. We also believe our national platform of originators helps us maintain relationships with our borrowers and their sponsors, which can lead to future or repeat business.

Established Portfolio Management Functions

        Our Manager currently acts as portfolio manager for a portfolio of CRE-related investments, including senior and subordinated loans, and had approximately $2.0 billion of total committed capital under management as of December 31, 2012. These portfolio management activities include primary and special servicing functions performed by a team of experienced professionals through our Manager's servicer, which is a Standard & Poor's-ranked commercial primary servicer and commercial special servicer that is included on Standard & Poor's Select Servicer List. We actively monitor and manage our investments from origination to payment or maturity. Our active portfolio management, which includes the use of our special servicing subsidiary, allows us to assess and manage the risk in our portfolio more accurately, build and maintain strong relationships with borrowers and their sponsors, control costs and ensure operational control over our investments.

Flexible "One Stop" Transaction Structuring

        While maintaining our focus on credit and risk assessment, we are flexible in structuring investments, including the types of assets that we originate or invest in, and the terms associated with such investments. We leverage Ares Management's experience investing across a capital structure and its "buy and hold" philosophy, which enhances our ability to provide "one stop" financing and to tailor an investment to meet the specific needs of a borrower. We believe that having flexibility with our transaction structuring, while maintaining our underwriting standards, rigorous investment approach and target investment and market focus, enhances our competitive position in the CRE middle-market by providing a strong value proposition to borrowers seeking financial solutions that cannot typically be provided by traditional "senior only" or "mezzanine only" lenders or those lenders intending to securitize the underlying investment. Our ability to tailor investments in turn allows us to drive increased earnings through premium pricing on a risk-adjusted basis. Furthermore, we believe that this flexible approach, coupled with Ares Management's market visibility and sourcing capabilities, enables our Manager to identify attractive investment opportunities throughout economic cycles and across a borrower's capital structure, and allows us to make investments consistent with our stated investment objective.

Middle-Market Focus

        We believe that we are one of the few active capital providers operating nationally that focuses on the CRE middle-market and has the benefit of a quality asset manager such as Ares Management and its affiliates. We believe the availability of capital in the CRE middle-market is limited and borrowers and sponsors have the greatest need for customized solutions in this segment of the market. Our access to a permanent capital base will assist us in growing our business and allow us to maintain a consistent presence in the market across economic cycles, which provides us with a competitive advantage over fund managers or other finite life investment vehicles pursuing investment opportunities in the CRE middle-market. We also believe the expected pace of CRE debt maturities creates a strong driver of demand for CRE middle-market loans in the short to medium term. Based on our Manager's experience, we believe that we are well positioned to take advantage of this market opportunity.

OUR INVESTMENT PORTFOLIO

        As of December 31, 2012, we have originated or co-originated 15 loans secured by CRE middle market properties. The aggregate originated commitment under these loans at closing was approximately $405.7 million, of which $356.7 in total principal remained outstanding as of December 31, 2012. For the year ended December 31, 2012, we had funded approximately $351.9 million and received repayments of $180 thousand on our net $405.7 million of commitments at closing as described in more detail in the tables below. Such investments are referred to herein as our investment portfolio. The following tables present an overview of our current investment portfolio, based on information available as of December 31, 2012. References to LIBOR are to 30-day LIBOR (unless otherwise specifically stated).

 Investment Portfolio
as of December 31, 2012

(amounts in millions, except percentages)

Loan Type	Location	Total Commitment (at closing)		Outstanding Principal		Carrying Amount(1)		LTV At Origination(2)		Interest Rate		LIBOR Floor	Unleveraged Effective Yield(3)	Maturity Date(4)	Payment Terms(5)
Transitional Senior Mortgage Loans
Apartment	Brandon, FL	$49.6		$43.4		$42.9	(6)	71%		L+4.80%		0.5%	5.9%	Jan 2016	I/O
Office	Austin, TX	38.0		30.8		30.5		69%		L+5.75%- L+5.25%	(7)	1.0%	7.5%	Mar 2015	I/O
Apartment	New York, NY	36.1		30.8		30.5		81%		L+5.00%		0.8%	6.1%	Oct 2017	I/O
Office	Cincinnati, OH	35.5		26.9		26.7		67%		L+5.35%	(8)	0.3%	6.0%	Nov 2015	I/O
Apartment	New York, NY	26.3		22.7		22.5		81%		L+5.75%- L+5.00%	(9)	0.2%	6.5%	Dec 2015	I/O
Apartment	New York, NY	21.9		18.4		18.3		72%		L+5.75%- L+5.00%	(9)	0.2%	6.5%	Dec 2015	I/O
Apartment	New York, NY	21.8		18.6		18.4		83%		L+5.75%- L+5.00%	(9)	0.2%	6.5%	Dec 2015	I/O
Apartment	Avondale, AZ	22.1		20.6		20.4		74%		L+4.25%		1.0%	5.8%	Sep 2015	I/O
Office	Denver, CO	11.0		8.3		8.2		38%		L+5.50%		1.0%	7.3%	Jan 2015	I/O
Stretch Senior Mortgage Loans
Office	Miami, FL	47.0		47.0		46.6	(6)	76%		L+5.25%		1.0%	6.6%	Oct 2015	I/O
Office	Boston, MA	35.0		34.8		34.6		88%		L+5.65%		0.7%	6.8%	Mar 2015	P&I
Apartment	Arlington, VA	13.4		13.4		13.3		80%		L+5.15%		0.3%	6.1%	Dec 2014	I/O
Subordinated Debt Investments
Apartment	Rocklin, CA	18.7		18.7	(10)	18.5		72%	(13)	L+6.40%	(11)	1.0%	10.0%	Dec 2013	I/O
Office	Fort Lauderdale, FL	15.0	(12)	8.0		7.9		51%	(13)	L+10.75%- L+8.18%	(14)	0.8%	12.1%	Feb 2015	I/O
Office	Atlanta, GA	14.3		14.3		14.2		75%	(13)	10.50%	(15)	—	11.0%	Aug 2017	I/O

Total/Average		$405.7		$356.7		$353.5							7.4%

(1)
The difference between the carrying amount and the outstanding principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
LTV At Origination is calculated as the initial outstanding principal at closing divided by the valuation of the property underlying the loan based on an appraisal of the property based on market conditions at the time of origination.

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults.

(4)
The Boston and Arlington loans are subject to one 12-month extension option. The Miami, Austin, Avondale, Brandon, Cincinnati, New York (the loans with a Maturity Date of December 2015) and Fort Lauderdale loans are subject to two 12-month extension options. The Rocklin loan is subject to one 6-month extension option.

(5)
P&I = principal and interest; I/O = interest only.

(6)
The Carrying Amount of this loan is above 10%, but less than 20%, of total assets of the Company.

(7)
The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.25%.

(8)
The initial interest rate for this loan of L+5.35% steps down based on performance hurdles to L+5.00%.

(9)
The initial rate for this loan of L+5.75% steps down based on performance hurdles to L+5.00%.

(10)
This loan was co-originated with a third party using an A/B structure, with a cumulative interest rate of L + 4.10% and a LIBOR minimum rate ("LIBOR Floor") of 1.00%. The fully funded A-Note (held by a third party) has an interest rate of L + 2.75% with no LIBOR Floor and our B-Note receives the full benefit of the LIBOR Floor on the full $50.5 million balance of the loan, which would result in an interest rate on our B-Note of 9.10% if LIBOR was equal to 0.0% and 7.40% if LIBOR was equal to 1.0%, with the interest rate on the B-Note equal to L + 6.40% if LIBOR is greater than 1.0%.

(11)
The B-Note has an initial interest rate of L + 6.40% subject to a 1.00% LIBOR floor (with the benefit of any difference between actual LIBOR and the LIBOR floor on the A-Note and B-Note accruing to the B-Note).

(12)
The total commitment we co-originated was a $37.0 million first mortgage, of which a $22.0 million A-Note was fully funded by Citibank, N.A. We funded a $15.0 million B-Note.

(13)
LTV At Origination for this subordinated debt investment is calculated as the sum of outstanding principal at closing for the senior interest (held by a third party) and the subordinated interest (held by us) divided by the valuation reflected in the property appraisal. See Note (2).

(14)
This loan was co-originated with a third party using an A/B structure, with a cumulative interest rate of L + 5.25% and a LIBOR floor of 0.75%. The fully funded A-Note (held by a third party) has an interest rate of L + 3.25% with the LIBOR Floor, resulting in an initial interest rate on our B-Note of L + 10.75% with the LIBOR Floor. As we fund additional proceeds on the B-Note, the interest rate will decrease and the fully funded B-Note ($15.0 million) will have an interest rate of LIBOR + 8.18% with the LIBOR Floor.

(15)
The interest rate for this loan increases to 11.0% on September 1, 2014.

OUR FINANCING STRATEGY

        Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities and (d) public offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us.

Secured Funding Facilities

Wells Fargo Facility

        We are party to a $172.5 million secured revolving funding facility arranged by Wells Fargo Bank, National Association, or the "Wells Fargo Facility," pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50% - 2.75%. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of December 31, 2012, the outstanding balance on the Wells Fargo Facility was $98.2 million.

Citibank Facility

        We are party to a $86.2 million secured revolving funding facility arranged by Citibank, N.A., or the "Citibank Facility," pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. Under the Citibank Facility, we borrow funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by us. Advances under the Citibank Facility accrue interest at a per annum rate based on LIBOR. The margin can vary between 2.50% and 3.50% over the greater of LIBOR and 0.5%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of our wholly owned subsidiaries and the borrower under the Citibank Facility. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. The end of the funding period is December 8, 2013, and may be extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring. As of December 31, 2012, the outstanding balance on the Citibank Facility was $13.9 million.

Capital One Facility

        We are party to a $50.0 million secured funding facility with Capital One, National Association, or the "Capital One Facility," pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans, subject to available collateral. Under the Capital One Facility, we borrow funds on a revolving basis in the form of individual loans evidenced by individual notes. Each individual loan is secured by an underlying loan originated by us. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%. We may request individual loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at the lender's discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of December 31, 2012, the outstanding balance on the Capital One Facility was $32.2 million.

        For more information about our secured funding facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured Funding Arrangements."

2015 Convertible Notes

        We have outstanding $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015, or the "2015 Convertible Notes," the terms of which are governed by an Indenture, dated December 19, 2012, or the "Indenture," between us and U.S. Bank National Association, as trustee. As of December 31, 2012, the carrying value of the 2015 Convertible Notes was $67.3 million. The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was approximately 9.4% for the year ended December 31, 2012. The 2015 Convertible Notes will mature on December 15, 2015, or the "Maturity Date," unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the 2015 Convertible Notes prior to the Maturity Date, except to the extent necessary to preserve our qualification as a REIT for U.S. federal income tax purposes.

        For more information about our 2015 Convertible Notes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2015 Convertible Notes."

Other Credit Facilities, Warehouse Facilities and Repurchase Agreements

        In the future, we may also use other sources of financing to fund the origination or acquisition of our target investments, including other credit facilities, warehouse facilities, repurchase facilities, convertible debt, retail notes and other secured and unsecured forms of borrowing. These financings may be collateralized or noncollateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

Capital Markets

        We may seek to raise further equity capital and issue debt securities in order to fund our future investments. For example, we may seek to enhance the returns on our senior commercial mortgage loan investments, especially loan originations, through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a "sale" and the loans will be removed from our balance sheet or as a "financing" and will be classified as "securitized loans" on our balance sheet, depending upon the structure of the securitization.

LEVERAGE POLICIES

        We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager's assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

INVESTMENT PROCESS

        Our investment strategy is implemented through a highly disciplined underwriting, investment and portfolio management process.

Step 1: Origination

        Our Manager identifies investment opportunities through its extensive network of relationships within the real estate and finance industries. In addition, our Manager may establish strategic alliances with third parties in order to enhance our access to opportunities. The efforts and sourcing relationships of our Manager's dedicated team of real estate investment professionals are complemented by those across Ares Management's broader team of investment professionals. Given Ares Management's long-term experience in the finance and real estate sectors, strong relationships exist with public and private real estate owners, investors, developers and operators with expertise across all real estate asset classes, as well as key intermediaries such as mortgage brokerage firms, commercial banks, leading investment banks and servicers. We believe these relationships dramatically improve the scale and scope of our senior loan origination platform. Our Manager is focused on originating, evaluating, structuring, investing in and managing customized CRE loans and other CRE middle-market financings.

Step 2: Screening / Initial Analysis

        As soon as a potential investment opportunity arises, our Manager performs an initial credit analysis, including a quantitative and qualitative assessment of the investment, as well as research on the market and sponsor, to determine whether our Manager believes that it is beneficial to pursue the potential investment. The review is conducted by the investment team, which is comprised of the investment originator, a senior credit professional, an investment analyst, and other investment professionals. Our Manager evaluates each investment opportunity based on its experience and expected risk-adjusted return relative to other comparable investment opportunities available to us. Additionally, the investment is screened by our Manager to determine its impact on maintaining our REIT qualification and our exemption from registration under the 1940 Act. Prior to making an investment decision, our Manager determines whether an investment will cause the portfolio to be too heavily weighted to any specific borrower, asset class, or geographic location. As part of the risk management process, our Manager employs portfolio monitoring services, loan servicing operations and finance and accounting policies. If our Manager determines that the proposed investment meets the appropriate risk and return criteria, as well as appropriately complements our existing investment portfolio, the investment team completes a preliminary investment analysis to be presented for initial review by our Manager's investment committee, or the "Investment Committee." The Investment Committee is comprised of senior professionals from Ares Management and executive officers of our Manager, including the following individuals: Mr. Bartling, the Chairman of the Investment Committee, and Messrs. Arougheti, Choulochas, Cohen, Jaekel, Sachs, Smith and Yoon. Our Manager maintains an ongoing pipeline of investment opportunities and the members of the Investment Committee are notified about the proposed investment opportunities on at least a weekly basis.

        In addition, as part of our initial consideration of each asset, we apply our proprietary loan pricing methodology, which incorporates inputs from different parts of the CRE lending market, including banks, commercial mortgage backed securities, or "CMBS," and our competitive landscape in both primary and secondary markets. The loan pricing methodology takes into account our dynamic cost of capital and is based on credit risk tiering as well as the leverage percentage for each individual loan within each property and product type.

Step 3: Preliminary Investment Committee Approval

        Once initial analysis is complete and the investment team has negotiated a term sheet, a preliminary investment brief is presented to our Manager's Investment Committee. Our Manager's Investment Committee reviews the investment opportunity and directs the investment team to perform additional diligence.

        Upon completion of a preliminary investment analysis by the investment team, our Manager's Investment Committee meets to review and discuss the investment to determine (i) whether it fits within the investment strategy, (ii) whether it exhibits the appropriate risk/reward characteristics, and (iii) whether to continue to pursue the investment or to pass on the investment.

Step 4: Due Diligence / Underwriting / Documentation

        Our Manager employs a value-driven approach to underwriting and due diligence, consistent with the historic experience of our Manager's real estate investment professionals and Ares Management's historical investment strategy. Our Manager employs a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment, with specific reference to the strength of the transaction sponsor(s), the underlying real estate and the structure of the investment. Detailed financial modeling and analysis is used to assess the cash flow and debt service coverage characteristics of the properties as well as interest rate and prepayment analysis. Our focus is on current cash flows and potential risks to cash flow such as those associated with tenant credit quality, lease maturities, reversion to market level rental rates, vacancy and expenses. Cash flow analysis and market comparables are used to determine the current and projected stabilized value of the underlying collateral, assess the capacity to repay or refinance upon maturity, as well as understand sensitivities to various potential changes in asset performance, market fundamentals and real estate capital markets. Our Manager performs extensive property and market-level due diligence, including, where appropriate, a competitive analysis, tenant profile and credit reviews, delinquency and default rates, market and industry research, supply and demand trends, shape of yield curves, recovery of various sectors and due diligence on the borrower and its sponsor(s), including meeting with the borrower's and sponsor's respective management teams, checking management's backgrounds and references and analyzing the governance structure of the borrower. The market research incorporates analysis of demographics, key fundamentals such as employment growth and population growth, comparable transactions and the competitive landscape, as well as an investigation into any legal risks. Our Manager's underwriting focus is also on understanding the broader capital structure of the transaction and ensuring that we have the appropriate controls and rights within its prospective investment. Our Manager visits the property, tours the market in which the property is located, reviews their borrower and sponsor(s) experience and capabilities in managing the collateral and executing the specific business plan. In the event that our Manager is considering the acquisition of CMBS, our Manager will undertake an extensive analysis of the underlying loans and careful review of the bond terms and conditions.

        Our Manager enhances its due diligence and underwriting efforts by accessing Ares Management's extensive knowledge base and industry contacts. Ares Management has a long history investing across a number of industries that support and connect with the real estate sector, such as retail, logistics, residential real estate brokerage and hospitality/leisure. Our access to Ares Management's deep industry knowledge and relationships add an extra dimension to our Manager's perspective when evaluating the fundamental drivers underlying the real estate. Ares Management is a broad participant in the capital markets through its capital markets businesses and strategies. As Ares Management develops its views of the real estate markets and macroeconomic conditions and determines investment strategy, our Manager will benefit from Ares Management's insights into the broader capital markets and investment themes across the economy.

Step 5: Final Investment Committee Approval

        Upon completion of due diligence, the investment team will formally present the investment opportunity to our Manager's Investment Committee. All investments made by us require approval by a majority of the members of our Manager's Investment Committee, although unanimous consent is sought in each case. Our Manager's Investment Committee meets regularly to evaluate potential investments and review our investment portfolio. Additionally, the members of our Manager's Investment Committee are available to guide our Manager's investment professionals throughout their evaluation, underwriting and structuring of prospective investments. Generally, the investment team is responsible for presenting to our Manager's Investment Committee a credit memorandum on the investment opportunity that provides an in-depth overview of the collateral, borrower, due diligence conducted, key financial metrics and analyses, as well as investment considerations and risk mitigants.

Step 6: Final Due Diligence / Closing

        After the investment is approved by our Manager's Investment Committee, an extensive legal due diligence process is employed in combination with our final credit review. As part of the closing process, our Manager deploys members of its investment team, along with outside legal counsel, to complete legal due diligence (including title and insurance review) and document each investment. Our Manager may, as appropriate, engage third party advisors and/or consultants to conduct an engineering and environmental review of the collateral and provide a property condition report, Phase I environmental assessment and appraisal. Once we have determined that a prospective investment is suitable, we work with the borrower and its sponsor(s) to close and fund the investment.

Step 7: Portfolio Management

        Upon closing an investment, our Manager immediately begins proactively managing the asset, including detailed compliance monitoring, regular communications with borrowers and sponsors and periodic property visits depending on the circumstance. Our Manager's portfolio management team has significant prior experience in all aspects of primary and special servicing of CRE investments, as evidenced by the ranking by Standard & Poor's of our Manager's servicing subsidiary as a commercial primary servicer and commercial special servicer that is included on Standard & Poor's Select Servicer List. We believe that having the primary and special servicing functions performed for us by our Manager enhances our portfolio performance by helping us control costs and ensure operational control over investments.

        Our investment process focuses on actively monitoring and managing an investment from origination to payment or maturity. Our proactive approach to portfolio management includes a risk rating system based on a uniform set of criteria, review of monthly property statements, active compliance monitoring, regular communications with borrowers and sponsors, monitoring the financial performance of the collateral, periodic property visits, monitoring cash management and reserve accounts and monthly joint meetings to review the performance of each investment. If securities are acquired, in the form of CMBS or corporate bank loans or bonds, our Manager is responsible for interacting with the servicer and/or trustee and reviewing in detail the monthly reports from the issuer. With respect to CMBS, if an investment underperforms the borrower's business plan, our Manager may access the loan servicer's portfolio management capabilities and will also be able to capitalize on Ares Management's experience in distressed credit and restructurings. Any material loan modification or amendment to a security requires the approval of our Manager's Investment Committee. We believe our proactive and regular portfolio management approach allows us to more accurately assess and manage the risk in our portfolio, and to build and maintain strong relationships with borrowers and their sponsors. We can provide no assurances that we will be successful in identifying or managing all of the risks associated with originating, acquiring, holding or disposing of a particular asset or that we will not realize losses on certain assets. See also "Investment Guidelines" below.

Investment Guidelines

        We currently adhere to the following investment guidelines:

  •
  our investments will be in our target investments;

  •
  no investment will be made that would cause us to fail to qualify as a REIT;

  •
  no investment will be made that would cause us or any of our subsidiaries to be required to be registered as an investment company under the 1940 Act;

  •
  pending indication of appropriate investments in our target investments, our Manager may invest our available cash in interest-bearing, short-term investments, including money market accounts or funds, CMBS or corporate bonds, that are consistent with our intention to qualify as a REIT; and

  •
  all investments require the approval of our Manager's Investment Committee.

        These investment guidelines may be changed from time to time by our board of directors without our stockholders' consent, but we expect to disclose any material changes to our investment guidelines in the periodic quarterly and annual reports that we will file with the SEC. In addition, our Manager is not subject to any limits or proportions with respect to the mix of target investments that we originate or acquire other than as necessary to maintain our qualification as a REIT and our exemption from registration under the 1940 Act.

        We do not have a formal portfolio turnover policy, and currently do not intend to adopt one. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we currently expect that we will typically hold assets that we originate or acquire for between two and ten years. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset.

        On October 31, 2012, our board of directors amended our investment guidelines to reflect our Manager's proposed consolidation of its Underwriting and Investment Committees into one Investment Committee.

RISK MANAGEMENT

        As part of our risk management strategy, our Manager closely monitors our portfolio and actively manages the financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a debt investment to changes in interest rates) risks associated with holding a portfolio of our target investments.

Portfolio Management

        We recognize the importance of active portfolio management in successful investing. Our Manager's portfolio management activities provide not only investment oversight, but also critical input into the origination and acquisition process. Ares Management's portfolio management process creates value through careful investment-specific market review, enforcement of loan and security rights, and timely execution of disposition strategies. In addition, our Manager seeks to leverage Ares Management's research insights into macroeconomic leading indicators. This interactive process coordinates underwriting assumptions with direct knowledge of local market conditions and costs and revenue expectations. These critical assumptions then become the operational benchmarks by which the asset managers are guided and evaluated in their ongoing management responsibilities. For mortgage investments, annual budgets are reviewed and monitored quarterly for variance, and follow up and questions are directed by the asset manager back to the owner. For securities investments, monthly remittance reports are reviewed, and questions are prompted by the asset manager to the servicer and trustee to ensure strict adherence to the servicing standards set forth in the applicable pooling and servicing agreements. Our Manager services our self-originated investments through our Manager's servicer, a Standard & Poor's-ranked commercial primary servicer and commercial special servicer that is included on Standard & Poor's Select Servicer List, which allows us to assess the risk in our portfolio more accurately. All materials are submitted to our Manager's Investment Committee for review on a periodic basis. One of the key components in the underwriting process is the evaluation of potential exit strategies. Our Manager monitors each investment and reviews the disposition strategy on a regular basis in order to realize appreciated values and maximize returns.

Interest Rate Hedging

        Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate management techniques that seek, on the one hand to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets, and on the other hand help us achieve our risk management objectives. Under the U.S. federal income tax laws applicable to REITs, we generally are able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to originate, acquire or carry real estate assets, although our total gross income from interest rate hedges that do not meet this requirement and other non-qualifying income generally must not exceed 5% of our gross income.

        We may utilize derivative financial instruments, including, among others, puts and calls on securities or indices of securities, interest rate swaps, interest rate caps, exchange-traded derivatives, U.S. Treasury securities, options on U.S. Treasury securities and interest rate floors to hedge all or a portion of the interest rate risk associated with the financing of our portfolio. Specifically, we may seek to hedge our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs caused by interest rate fluctuations. In utilizing leverage and interest rate hedges, our objectives are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of our financing. We rely on our Manager's expertise to manage these risks on our behalf.

        The U.S. federal income tax rules applicable to REITs, may require us to implement certain of these techniques through a taxable REIT subsidiary, or "TRS," that is fully subject to U.S. federal corporate income taxation.

Market Risk Management

        Risk management is an integral component of our strategy to deliver returns to our stockholders. Because we invest in senior commercial mortgage loans and other debt investments, investment losses from prepayments, defaults, interest rate volatility or other risks can meaningfully reduce or eliminate funds available for distribution to our stockholders. In addition, because we employ financial leverage in funding our portfolio, mismatches in the maturities of our assets and liabilities can create risk in the need to continually renew or otherwise refinance our liabilities. Our net interest margin is dependent upon a positive spread between the returns on our portfolio and our overall cost of funding. To minimize the risks to our portfolio, we actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations. Our Manager's risk management tools include software and services licensed or purchased from third parties, in addition to proprietary analytical methods developed by Ares Management. There can be no guarantee that these tools will protect us from market risks.

Credit Risk Management

        While we seek to limit our credit losses through our investment strategy, there can be no assurance that we will be successful. However, we retain the risk of potential credit losses on all of the senior commercial mortgage loans and other commercial real-estate related debt investments that we originate or acquire. We seek to manage credit risk through our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. In addition, with respect to any particular target investment, our Manager's investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

        Our investment guidelines do not limit the amount of our equity that may be invested in any type of our target investments. Our investment decisions depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any individual target investment at any given time.

OPERATING AND REGULATORY STRUCTURE

REIT Qualification

        We intend to elect to qualify as a REIT commencing with our taxable year ended on December 31, 2012. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT, and that our manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

        As long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. If we have previously qualified as a REIT and fail to qualify as a REIT in any subsequent taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and property and to U.S. federal income and excise taxes on undistributed income.

1940 Act Exemption

        We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or the "40% test." Excluded from the term "investment securities," among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

        We are organized as a holding company that conducts its businesses primarily through wholly owned subsidiaries. We intend to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of "investment securities." The securities issued by any wholly owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of "investment company" based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

        If the value of securities issued by our subsidiaries that are excepted from the definition of "investment company" by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

        We expect that certain of our subsidiaries that we may form in the future may rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged" in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exemption generally requires that at least 55% of these subsidiaries' assets comprise qualifying real estate assets and at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. Specifically, we expect each of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in mortgage loans, certain mezzanine loans and B-Notes and other interests in real estate that constitute qualifying real estate assets in accordance with SEC staff guidance, and approximately an additional 25% of its assets in other types of mortgages, securities of REITs and other real estate-related assets. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exemption. Unless we receive further guidance from the SEC or its staff with respect to CMBS, we intend to treat CMBS as a real estate-related asset. The SEC may in the future take a view different than or contrary to our analysis with respect to the types of assets we have determined to be qualifying real estate assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

        The SEC staff, according to published guidance, takes the view that certain mezzanine loans and B-Notes are qualifying real estate assets. Thus, we intend to treat certain mezzanine loans and B-Notes as qualifying real estate assets.

        The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

        Although we monitor our portfolio periodically and prior to each investment origination or acquisition, there can be no assurance that we will be able to maintain this exemption from registration for these subsidiaries.

        Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). The SEC has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

        We determine whether an entity is one of our majority-owned subsidiaries. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority- owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

        To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exceptions we and our subsidiaries rely on from the 1940 Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

COMPETITION

        Our net income depends, in part, on our ability to originate or acquire assets at favorable spreads over our borrowing costs. In originating or acquiring our target investments, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies; fund managers and other entities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Our Operating Results—Market Conditions." In addition, there are numerous REITs with similar asset origination and acquisition objectives and others may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. Many of our anticipated competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Our Operating Results—Market Conditions."

        In the face of this competition, we have access to our Manager's and Ares Management's professionals and their industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. In addition, we believe that current market conditions may have adversely affected the financial condition of certain competitors. Thus, not having a legacy portfolio may also enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see "Risk Factors—Risks Related to Our Investments—We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities."

STAFFING

        We are externally managed by our Manager pursuant to the management agreement between our Manager and us. Our executive officers also serve as officers of our Manager. We do not have any employees.

MANAGEMENT AGREEMENT

        We have entered into a management agreement with our Manager pursuant to which it provides for the day-to-day management of our operations. The management agreement requires our Manager to manage our business affairs in conformity with the investment guidelines and policies that are approved and monitored by our board of directors. Our Manager's role as Manager is under the supervision and direction of our board of directors.

Management Services

        Our Manager is responsible for (a) the selection, the origination or purchase and the sale, of our portfolio investments, (b) our financing activities and (c) providing us with investment advisory services. Our Manager is responsible for our day-to-day operations and will perform (or will cause to be performed) such services and activities relating to our assets and operations as may be appropriate, which may include, without limitation, the following:

            (i)  serving as our consultant with respect to the periodic review of the investment guidelines and other parameters for our investments, financing activities and operations, any modification to which will be approved by our board of directors;

           (ii)  investigating, analyzing and selecting possible investment opportunities and originating, acquiring, financing, retaining, selling, restructuring or disposing of investments consistent with the investment guidelines;

          (iii)  with respect to prospective purchases, sales or exchanges of investments, conducting negotiations on our behalf with sellers, purchasers and brokers and, if applicable, their respective agents and representatives;

          (iv)  negotiating and entering into, on our behalf, repurchase agreements, interest rate swap agreements and other agreements and instruments required for us to conduct our business;

           (v)  engaging and supervising, on our behalf and at our expense, independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial services, due diligence services, underwriting review services, legal and accounting services, and all other services (including transfer agent and registrar services) as may be required relating to our operations or investments (or potential investments);

          (vi)  coordinating and managing operations of any joint venture or co-investment interests held by us and conducting all matters with the joint venture or co-investment partners;

         (vii)  providing executive and administrative personnel, office space and office services required in rendering services to us;

        (viii)  administering the day-to-day operations and performing and supervising the performance of such other administrative functions necessary to our management as may be agreed upon by our Manager and our board of directors, including the collection of revenues and the payment of our debts and obligations and maintenance of appropriate computer services to perform such administrative functions;

          (ix)  communicating on our behalf with the holders of any of our equity or debt securities as required to satisfy the reporting and other requirements of any governmental bodies or agencies or trading markets and to maintain effective relations with such holders, including website maintenance, logo design, analyst presentations, investor conferences and annual meeting arrangements;

           (x)  counseling us in connection with policy decisions to be made by our board of directors;

          (xi)  evaluating and recommending to our board of directors hedging strategies and engaging in hedging activities on our behalf, consistent with such strategies as so modified from time to time, with our qualification as a REIT and with our investment guidelines;

         (xii)  counseling us regarding the maintenance of our qualification as a REIT and monitoring compliance with the various REIT qualification tests and other rules set out in the Code and Treasury Regulations thereunder and using commercially reasonable efforts to cause us to qualify for taxation as a REIT;

        (xiii)  counseling us regarding the maintenance of our exemption from the status of an investment company required to register under the 1940 Act, monitoring compliance with the requirements for maintaining such exemption and using commercially reasonable efforts to cause us to maintain such exemption from such status;

        (xiv)  furnishing reports and statistical and economic research to us regarding our activities and services performed for us by our Manager;

         (xv)  monitoring the operating performance of our investments and providing periodic reports with respect thereto to the board of directors, including comparative information with respect to such operating performance and budgeted or projected operating results;

        (xvi)  investing and reinvesting any moneys and securities of ours (including investing in short-term investments pending investment in other investments, payment of fees, costs and expenses, or payments of dividends or distributions to our stockholders and partners) and advising us as to our capital structure and capital raising;

       (xvii)  causing us to retain qualified accountants and legal counsel, as applicable, to assist in developing appropriate accounting procedures and systems, internal controls and other compliance procedures and testing systems with respect to financial reporting obligations and compliance with the provisions of the Code applicable to REITs and, if applicable, TRSs, and to conduct quarterly compliance reviews with respect thereto;

      (xviii)  assisting us in qualifying to do business in all applicable jurisdictions and to obtain and maintain all appropriate licenses;

        (xix)  assisting us in complying with all regulatory requirements applicable to us in respect of our business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports and documents, if any, required under the Securities and Exchange Act of 1934, as amended, or the "Exchange Act," or the Securities Act of 1933, as amended, or the "Securities Act," or by the NYSE;

         (xx)  assisting us in taking all necessary action to enable us to make required tax filings and reports, including soliciting stockholders for required information to the extent required by the provisions of the Code applicable to REITs;

        (xxi)  placing, or arranging for the placement of, all orders pursuant to our Manager's investment determinations for us either directly with the issuer or with a broker or dealer (including any affiliated broker or dealer);

       (xxii)  handling and resolving all claims, disputes or controversies (including all litigation, arbitration, settlement or other proceedings or negotiations) in which we may be involved or to which we may be subject arising out of our day-to-day operations (other than with our Manager or its affiliates), subject to such limitations or parameters as may be imposed from time to time by the board of directors;

      (xxiii)  using commercially reasonable efforts to cause expenses incurred by us or on our behalf to be commercially reasonable or commercially customary and within any budgeted parameters or expense guidelines set by the board of directors from time to time;

      (xxiv)  advising us with respect to and structuring long-term financing vehicles for our portfolio of assets, and offering and selling securities publicly or privately in connection with any such structured financing;

        (xxv)  forming an Investment Committee;

      (xxvi)  forming an Underwriting Committee;

     (xxvii)  serving as our consultant with respect to decisions regarding any of our financings, hedging activities or borrowings undertaken by us, including (A) assisting us, in developing criteria for debt and equity financing that is specifically tailored to our investment objectives, and (B) advising us with respect to obtaining appropriate financing for our investments;

    (xxviii)  providing us with portfolio management services and monitoring services;

       (xxix)  arranging marketing materials, advertising, industry group activities (such as conference participations and industry organization memberships) and other promotional efforts designed to promote our business;

        (xxx)  performing such other services as may be required from time to time for management and other activities relating to our assets and business as our board of directors shall reasonably request or our Manager shall deem appropriate under the particular circumstances; and

       (xxxi)  using commercially reasonable efforts to cause us to comply with all applicable laws.

Liability and Indemnification

        Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith. It will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations, including as set forth in the investment guidelines. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. However, to the extent that employees of our Manager also serve as officers of the Company, such officers will owe us duties under Maryland law in their capacity as officers of the Company, which may include the duty to exercise reasonable care in the performance of such officers' responsibilities, as well as the duties of loyalty, good faith and candid disclosure. Under the terms of the management agreement, our Manager and its affiliates, and any of their members, stockholders, managers, partners, personnel, officers, directors, employees, consultants and any person providing sub-advisory services to our Manager, will not be liable to us, our directors, stockholders, partners or members for any acts or omissions (including errors that may result from ordinary negligence, such as errors in the investment decision-making process or in the trade process) performed in accordance with and pursuant to the management agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement, as determined by a final non-appealable order of a court of competent jurisdiction. We have agreed to indemnify our Manager, its affiliates and any of their officers, stockholders, members, partners, managers, directors, personnel, employees, consultants and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, arising from acts or omissions performed in good faith in accordance with and pursuant to the management agreement. Our Manager has agreed to indemnify us, our directors, officers, stockholders, partners or members and any persons controlling us with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties under the management agreement or any claims by our Manager's employees relating to the terms and conditions of their employment by our Manager. Notwithstanding the foregoing, our Manager carries errors and omissions and other customary insurance coverage.

Management Team

        Pursuant to the terms of the management agreement, our Manager is required to provide us with our management team, along with appropriate support personnel, to provide the management services to be provided by our Manager to us. None of such persons are employed directly by us, nor will they be dedicated exclusively to us. Members of our management team are required to devote such time as is necessary and appropriate commensurate with the level of our activity.

        Our Manager is required to refrain from any action that, in its sole judgment made in good faith, (a) is not in compliance with the investment guidelines, (b) would adversely and materially affect our qualification as a REIT under the Code or our status as an entity intended to be exempted or excluded from investment company status under the 1940 Act, or (c) would violate any law, rule or regulation of any governmental body or agency having jurisdiction over us or of any exchange on which our securities may be listed or that would otherwise not be permitted by our charter or bylaws. If our Manager is ordered to take any action by our board of directors, our Manager will promptly notify the board of directors if it is our Manager's judgment that such action would adversely and materially affect such status or violate any such law, rule or regulation or our charter or bylaws. Our Manager, its affiliates and any of their members, stockholders, managers, partners, personnel, officers, directors, employees, consultants and any person providing sub-advisory services to our Manager will not be liable to us, our board of directors, our stockholders, partners or members, for any act or omission by our Manager or any of its affiliates, except as provided in the management agreement.

Term and Termination

        The management agreement may be amended or modified by agreement between us and our Manager. The initial term of the management agreement expires on May 1, 2015, and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated as described below. Our independent directors will review our Manager's performance and the management fees annually and, following the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, based upon (a) unsatisfactory performance that is materially detrimental to us taken as a whole, or (b) our determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We must provide 180 days' prior written notice of any such termination. Unless terminated for cause, our Manager will be paid a termination fee equal to three times the sum of the average annual base management fee and incentive fee during the 24-month period immediately preceding most recently completed fiscal quarter prior to the date of termination.

        We may also terminate the management agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days' prior written notice from our board of directors for cause, which is defined as:

  •
  our Manager's continued breach of any material provision of the management agreement following a period of 30 days after written notice thereof (or 45 days after written notice of such breach if our Manager, under certain circumstances, has taken steps to cure such breach within 30 days of the written notice);

  •
  the commencement of any proceeding relating to the bankruptcy or insolvency of our Manager, including an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition;

  •
  any change of control of our Manager which a majority of our independent directors determines is materially detrimental to us taken as a whole;

  •
  our Manager committing fraud against us, misappropriating or embezzling our funds, or acting, or failing to act, in a manner constituting bad faith, willful misconduct, gross negligence or reckless disregard in the performance of its duties under the management agreement; provided, however, that if any of these actions is caused by an employee of our Manager or one of its affiliates and our Manager (or such affiliate) takes all necessary and appropriate action against such person and cures the damage caused by such actions within 30 days of our Manager's actual knowledge of its commission or omission, the management agreement shall not be terminable; and

  •
  the dissolution of our Manager.

        During the initial three-year term of the management agreement, we may not terminate the management agreement except for cause.

        Our Manager may assign the agreement in its entirety or delegate certain of its duties under the management agreement to any of its affiliates without the approval of our independent directors if such assignment or delegation does not require our approval under the 1940 Act.

        Our Manager may terminate the management agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, in which case we would not be required to pay a termination fee. Our Manager may decline to renew the management agreement by providing us with 180 days' written notice, in which case we would not be required to pay a termination fee. In addition, if we default in the performance of any material term of the agreement and the default continues for a period of 30 days after written notice to us specifying such default and requesting the same be remedied in 30 days, our Manager may terminate the management agreement upon 60 days' written notice. If the management agreement is terminated by our Manager upon our breach, we would be required to pay our Manager the termination fee described above.

        We may not assign our rights or responsibilities under the management agreement without the prior written consent of our Manager, except in the case of assignment to another REIT or other organization which is our successor, in which case such successor organization will be bound under the management agreement and by the terms of such assignment in the same manner as we are bound under the management agreement.

Management Fees, Incentive Fees and Expense Reimbursements

        We do not maintain an office or directly employ personnel. Instead, we rely on the facilities and resources of our Manager to manage our day-to-day operations.

Base Management Fee

        We pay our Manager a base management fee equal to 1.5% of our stockholders' equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, our stockholders' equity means: (a) the sum of (i) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) our retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP, (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) (x) any amount that we have paid to repurchase our common stock since inception, (y) any unrealized gains and losses and other non-cash items that have impacted stockholders' equity as reported in our financial statements prepared in accordance with GAAP, and (z) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders' equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders' equity shown on our financial statements. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. The management fee is payable independent of the performance of our portfolio.

        The management fee of our Manager shall be calculated within 30 days after the end of each fiscal quarter and such calculation shall be promptly delivered to us. We are obligated to pay the management fee in cash within five business days after delivery to us of the written statement of our Manager setting forth the computation of the management fee for such quarter. The base management fee paid to our Manager for the year ended December 31, 2012 was $1.7 million.

Incentive Fee

        We pay our Manager an incentive fee with respect to each fiscal quarter (or part thereof that the management agreement is in effect) in arrears in cash. The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) our Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average issue price per share of our common stock of all of our public offerings of common stock multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of our common stock, restricted stock units or any shares of our common stock not yet issued, but underlying other awards granted under our 2012 Equity Incentive

Plan) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by our Manager with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. Core Earnings is a measure not prepared in accordance with GAAP and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (related to targeted investments that are structured as debt to the extent that we foreclose on any properties underlying our target investments), any unrealized gains, losses or other non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss). The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. No incentive fees were earned for the year ended December 31, 2012 or for the period from September 1, 2011 (inception) to December 31, 2011.

        Pursuant to the calculation formula, if Core Earnings increases from one quarter to the next and the weighted average share price and weighted average number of shares of common stock outstanding remain constant, the incentive fee will generally increase.

        For purposes of calculating the incentive fee prior to the completion of a 12-month period in which the management agreement has been in effect, Core Earnings will be calculated on the basis of the number of days that the management agreement has been in effect on an annualized basis.

        Our Manager will compute each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly deliver such calculation to our board of directors. The amount of the installment shown in the calculation will be due and payable no later than the date which is five business days after the date of delivery of such computation to our board of directors.

Reimbursement of Expenses

        We reimburse our Manager for the expenses described below. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month or when billed by our Manager. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager's personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's length basis.

        We also pay all operating expenses, except those specifically required to be borne by our Manager under the management agreement. The expenses required to be paid by us include, but are not limited to:

  •
  expenses in connection with the issuance and transaction costs incident to the origination, acquisition, disposition and financing of our investments;

  •
  costs of legal, financial, tax, accounting, servicing, due diligence consulting, auditing and other similar services rendered for us by providers retained by our Manager or, if provided by our Manager's personnel, in amounts that are no greater than those that would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's length basis;

  •
  the compensation and expenses of our directors and the cost of liability insurance to indemnify our directors and officers and our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premium;

  •
  costs associated with the establishment and maintenance of any of our secured funding facilities, other financing arrangements, or other indebtedness of ours (including commitment fees, accounting fees, legal fees, closing and other similar costs) or any of our securities offerings;

  •
  expenses connected with communications to holders of our securities and other bookkeeping and clerical work necessary in maintaining relations with holders of such securities and in complying with the continuous reporting and other requirements of governmental bodies or agencies, including all costs of preparing and filing required reports with the SEC, the costs payable by us to any transfer agent and registrar in connection with the listing and/or trading of our securities on any exchange, the fees payable by us to any such exchange in connection with its listing, costs of preparing, printing and mailing our annual report to our stockholders and proxy materials with respect to any meeting of our stockholders;

  •
  costs associated with any computer software or hardware, electronic equipment or purchased information technology services from third-party vendors that is used for us;

  •
  expenses incurred by managers, officers, personnel and agents of our Manager for travel on our behalf and other out-of-pocket expenses incurred by managers, officers, personnel and agents of our Manager in connection with the purchase, financing, refinancing, sale or other disposition of an investment or establishment and maintenance of any of our securitizations or any of our securities offerings;

  •
  costs and expenses incurred with respect to market information systems and publications, research publications and materials, and settlement, clearing and custodial fees and expenses;

  •
  compensation and expenses of our custodian and transfer agent, if any;

  •
  the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency;

  •
  all federal, state and local taxes and license fees;

  •
  all insurance costs incurred in connection with the operation of our business except for the costs attributable to the insurance that our Manager elects to carry for itself and its personnel;

  •
  costs and expenses incurred in contracting with third parties;

  •
  all other costs and expenses relating to our business and investment operations, including the costs and expenses of originating, acquiring, owning, protecting, maintaining, developing and disposing of investments, including appraisal, reporting, audit and legal fees;

  •
  expenses (including our pro rata portion of rent, telephone, printing, mailing, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses) relating to any office(s) or office facilities, including disaster backup recovery sites and facilities, maintained for us or our investments or the investments of our Manager or their affiliates required for our operation;

  •
  expenses connected with the payments of interest, dividends or distributions in cash or any other form authorized or caused to be made by the board of directors to or on account of holders of our securities, including in connection with any dividend reinvestment plan;

  •
  any judgment or settlement of pending or threatened proceedings (whether civil, criminal or otherwise) against us, or against any trustee, director, partner, member or officer of us or in his or her capacity as such for which we are required to indemnify such trustee, director, partner, member or officer by any court or governmental agency;

  •
  expenses connected with calculating Core Earnings (including the cost and expenses of any independent valuation firm); and

  •
  all other expenses actually incurred by our Manager (except as described below) which are reasonably necessary for the performance by our Manager of its duties and functions under the management agreement.

        We do not reimburse our Manager for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of our (a) Chief Financial Officer, based on the percentage of his time spent on the Company's affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of their time spent on the Company's affairs. In addition, we are required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

AVAILABLE INFORMATION

        We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (312) 324-5900 or on our website at www.arescre.com. The information on our website is not deemed incorporated by reference in this annual report. You also may inspect and copy these reports, proxy statements and other information, as well as the annual report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC's Internet site at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.

Item 1A.    Risk Factors

RISK FACTORS

        You should carefully consider these risk factors, together with all of the other information included in this annual report, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR RELATIONSHIP WITH OUR MANAGER AND ITS AFFILIATES

Our future success depends on our Manager, its key personnel and their access to the investment professionals of Ares Management. We may not find a suitable replacement for our Manager if our management agreement is terminated, or if such key personnel or investment professionals leave the employment of our Manager or Ares Management or otherwise become unavailable to us.

        We have no separate facilities and do not have any employees. We rely completely on our Manager to provide us with investment advisory services. Our executive officers also serve as officers of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our business.

        Our Manager is not obligated to dedicate any specific personnel exclusively to us. None of our officers are obligated to dedicate any specific portion of their time to our business. Each of them has significant responsibilities for other investment vehicles managed by affiliates of Ares Management. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of our Manager's personnel and our executive officers and the resources of Ares Management will also be required by other investment vehicles managed by affiliates of Ares Management.

        In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's officers and key personnel. The initial term of our management agreement with our Manager expires on May 1, 2015, and will be automatically renewed for one-year terms thereafter. Furthermore, our Manager may decline to renew the management agreement with 180 days' written notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

        We also depend on the diligence, skill and network of business contacts of key personnel of the Ares Private Debt Group and access to the investment professionals of other groups within Ares Management and the information and deal flow generated by Ares Management's investment professionals in the course of their investment and portfolio management activities. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares Management, could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will continue to have access to Ares Management's investment professionals or its information and deal flow.

Our growth depends on the ability of our Manager to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns initially and consistently from time to time.

        Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on the management and investment teams of our Manager and their ability to identify and to make investments on favorable terms in our target investments as well as on our access to financing on acceptable terms. The demands on the time of the professional staff of our Manager will increase as our portfolio grows, and we cannot assure you that our Manager will be able to hire, train, supervise, manage and retain new officers and employees to manage future growth effectively, and any such failure could have a material adverse effect on our business.

There are various conflicts of interest in our relationship with our Manager and Ares Management that could result in decisions that are not in the best interests of our stockholders.

        We are subject to conflicts of interest arising out of our relationship with our Manager and Ares Management. In the future, we may enter into additional transactions with Ares Management or its affiliates. In particular, we may invest in, acquire, sell assets to or provide financing to portfolio companies of investment vehicles managed by Ares Management or its affiliates or co-invest with, purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their portfolio companies. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm's length transaction. In addition, to the extent we co-invest with other investment vehicles that are managed by affiliates of Ares Management, we will not be responsible for fees other than as set forth in our management agreement, except our proportionate share of fees charged by the managers of such other investment vehicles if approved by a majority of our independent directors.

        Our Manager and Ares Management have agreed that for so long as our Manager is managing us, neither Ares Management nor any of its affiliates will sponsor or manage any other U.S. publicly traded REIT that invests primarily in the same asset classes as us. Ares Management and its affiliates may sponsor or manage another U.S. publicly traded REIT that invests generally in real estate assets but not primarily in our target investments.

        Other than as set forth herein, neither Ares Management nor any of its affiliates (including our Manager) currently manages any other investment vehicle that primarily focuses on our target investments and none of them have any current plans to do so, but they may in the future sponsor or manage other funds or investment vehicles (other than U.S. publicly traded REITs) that invest in our target investments. Our Manager manages certain funds, real estate assets and a collateralized debt obligation, or "CDO," that were previously managed by Wrightwood Capital LLC, or "Wrightwood." Ares Management acquired the investment platform of Wrightwood, a provider of debt capital to the U.S. CRE sector, in August 2011. None of the Wrightwood vehicles will be making any further investments (other than follow-on investments in existing investments and additional fundings pursuant to existing commitments).

        Ares Management has an investment allocation policy in place that is intended to enable us to share equitably with any other investment vehicles that are managed by Ares Management. In general, investment opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles' available capital, their investment objectives or strategies, their risk profiles and their existing or prior positions in an issuer/security, as well as potential conflicts of interest, the nature of the opportunity and market conditions. The investment allocation policy may be amended by our Manager and Ares Management at any time without our consent.

        Certain former Wrightwood personnel who are members of the Ares Commercial Real Estate Group own equity, partnership, profits or other similar interests in Wrightwood and certain of its investment vehicles. The ownership of such interests may be viewed as creating a conflict of interest insofar as such persons may receive greater benefits, by virtue of such interests, than they would receive from our Manager.

        In addition to the fees payable to our Manager under the management agreement, our Manager and its affiliates may benefit from other fees paid to it in respect of our investments. For example, if we seek to securitize our CRE loans, Ares Management and/or our Manager, may act as collateral manager. In any of these or other capacities, Ares Management and/or our Manager may receive market-based fees for their roles, but only if approved by a majority of our independent directors.

        As of December 31, 2012, Ares Investments Holdings LLC, or "Ares Investments," an affiliate of our Manager, beneficially owned approximately 21.6% of our common stock. To the extent Ares Investments sells some of these shares, our Manager's interests may be less aligned with our interests. In addition, Ares Investments owns $1,150,000 aggregate principal amount of the 2015 Convertible Notes.

The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business and may result in certain conflicts of interest.

        Certain of our officers and directors, and the officers and other personnel of our Manager, also serve or may serve as officers, directors or partners of Ares Management, as well as Ares Management sponsored investment vehicles, including new affiliated potential pooled investment vehicles or managed accounts not yet established, whether managed or sponsored by Ares Management's affiliates or our Manager. Accordingly, the ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Manager and its officers and employees will not be devoted exclusively to the business of the Company; instead it will be allocated between the business of the Company and the management of these other investment vehicles.

        In the course of our investing activities, we will pay base management fees to our Manager and will reimburse our Manager for certain expenses it incurs. As a result, investors in our common stock will invest on a "gross" basis and receive distributions on a "net" basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. As a result of this arrangement, our Manager's interests may be less aligned with our interests.

The management agreement with our Manager was not negotiated on an arm's length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

        We do not have any employees and rely completely on our Manager to provide us with investment advisory services. Our executive officers also serve as officers of our Manager. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

        We will pay our Manager substantial base management fees regardless of the performance of our portfolio. Our Manager's entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

Terminating the management agreement for unsatisfactory performance of the Manager or electing not to renew the management agreement may be difficult and terminating the agreement in certain circumstances requires payment of a substantial termination fee.

        Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager's performance and the management fees annually and, upon 180 days' written notice prior to the expiration of the initial three-year term that expires on May 1, 2015, or any renewal term, the management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) our Manager's unsatisfactory performance that is materially detrimental to us; or (b) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Additionally, upon any such termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the cost to us of terminating the management agreement and adversely affects our ability to terminate our Manager without cause.

        During the initial three-year term of the management agreement, we may not terminate the management agreement except for cause.

Our Manager's contractual commitment to manage us is limited to the initial three-year term of the management agreement.

        Our Manager is only contractually committed to serve us until May 1, 2015. Thereafter, the management agreement automatically renews for one-year terms; provided, however, that our Manager may terminate the management agreement upon 180 days' written notice prior to the expiration of the initial three-year term or any renewal term. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

The incentive fee payable to our Manager under the management agreement may cause our Manager to select investments in riskier assets to increase its incentive compensation.

        Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" for the definition of Core Earnings and a reconciliation of net income (loss) to Core Earnings). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

Our Manager manages our portfolio in accordance with very broad investment guidelines and our board of directors does not approve each investment and financing decision made by our Manager, which may result in our making riskier investments than those currently comprising our investment portfolio.

        While our directors periodically review our investment portfolio, they do not review all of our proposed investments. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager. Our investment guidelines may be changed from time to time. Furthermore, our Manager may use complex strategies and transactions entered into by our

Manager that may be difficult or impossible to unwind by the time they are reviewed by our directors. Our Manager has great latitude in determining the types of assets that are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. In addition, our Manager is not subject to any limits or proportions with respect to the mix of target investments that we originate or acquire other than as necessary to maintain our qualification as a REIT and our exemption from registration under the 1940 Act. Decisions made and investments entered into by our Manager may not fully reflect your best interests.

Our Manager may change its investment process, or elect not to follow it, without stockholder consent at any time, which may adversely affect our investments.

        Our Manager may change its investment process without stockholder consent at any time. In addition, there can be no assurance that our Manager will follow its investment process in relation to the identification and underwriting of prospective investments. Changes in our Manager's investment process may result in inferior, among other things, due diligence and underwriting standards, which may adversely affect the performance of our portfolio.

We do not have a policy that expressly prohibits our directors, officers, stockholders or affiliates from engaging for their own account in business activities of the types conducted by us.

        We do not have a policy that expressly prohibits our directors, officers, stockholders or affiliates from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our directors, officers and employees from engaging in any transaction that involves an actual conflict of interest with us without the approval of the audit committee of our board of directors. In addition, our management agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities, some of which could compete with us, and our code of business conduct and ethics acknowledges that such activities shall not be deemed a conflict of interest.

Our Manager is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.

        Our Manager is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators to consider increasing the rules and regulations governing, and oversight of, the U.S. financial system. This activity is expected to result in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect our Manager's ability to manage our business. Our Manager must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. Our Manager has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

We may not replicate Ares Management's historical performance.

        We cannot assure you that we will replicate Ares Management's historical performance, and we caution you that our investment returns could be substantially lower than the returns achieved by other entities managed by Ares Management or its affiliates. Although such funds share our general objective of targeting investments in senior secured debt, each of them is or has been focused on making senior debt investments secured primarily by the corporate assets of their borrowers and none of them target investments in senior or any other loans secured by CRE, which is our specific investment objective.

We do not own the Ares name, but we may use the name pursuant to a license agreement with Ares Management. Use of the name by other parties or the termination of our license agreement may harm our business.

        We have entered into a license agreement with Ares Management pursuant to which it has granted us a non-exclusive, royalty-free license to use the name "Ares." Under this agreement, we have a right to use this name for so long as Ares Commercial Real Estate Management LLC serves as our Manager pursuant to the management agreement. Ares Management retains the right to continue using the "Ares" name. We cannot preclude Ares Management from licensing or transferring the ownership of the "Ares" name to third parties, some of whom may compete with us. Consequently, we would be unable to prevent any damage to goodwill that may occur as a result of the activities of Ares Management or others. Furthermore, in the event that the license agreement is terminated, we will be required to change our name and cease using the name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business. The license agreement may be terminated by either party without penalty upon 180 days written notice to the other.

Our Manager's and Ares Management's liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.

        Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Under the terms of the management agreement, our Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by our Manager, including Ares Management, and any person providing services to our Manager will not be liable to us, any subsidiary of ours, our stockholders or partners or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

Our Manager and its affiliates, including Ares Management, have limited experience managing a portfolio of assets in the manner necessary to maintain our exemption under the 1940 Act.

        In order to maintain our exemption from registration under the 1940 Act, the assets in our portfolio are subject to certain restrictions that limit our operations meaningfully. Our Manager and its affiliates, including Ares Management, have limited experience managing a portfolio in the manner necessary to maintain our exemption from registration under the 1940 Act.

RISKS RELATED TO OUR COMPANY

We have limited operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

        We were organized on September 1, 2011, completed our IPO on May 1, 2012 and have limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies as described in this annual report. The results of our operations depend on several factors, including the availability of opportunities for the origination or acquisition of target investments, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions. In addition, our future operating results and financial data may vary materially from the historical operating results and financial data contained in this annual report because of a number of factors, including costs and expenses associated with the management agreement and being a public company. Consequently, the historical financial statements contained in this annual report may not be useful in assessing our likely future performance.

We have experienced losses in the past and may experience similar losses in the future.

        We incurred net operating losses for the period from September 1, 2011 (Inception) to December 31, 2011. These losses have been incurred primarily because we have been in the initial stages of building our investment portfolio. As a result, our earnings have been highly sensitive to a number of variables, including the velocity and timing of new originations and our level of operating expenses. Our operating costs to date have been primarily funded with offering proceeds. We cannot assure you that we will be profitable in the future or that our target investments will produce sufficient income to fund our operating expenses and dividends.

Our board of directors may change our investment strategy or guidelines, financing strategy or leverage policies without stockholder consent.

        Our board of directors may change our investment strategy or guidelines, financing strategy or leverage policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile than that of our current investment portfolio or of a portfolio comprised of our target investments. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this annual report. These changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations (including, without limitation, laws and regulations having the effect of exempting mortgage REITs from the 1940 Act) and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

        We are subject to regulation by laws and regulations at the local, state and federal. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with current or new laws or regulations or such changes thereto, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

Actions of the U.S. government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market response to those actions, may not achieve the intended effect and may adversely affect our business.

        In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act, or "EESA," was enacted by the U.S. Congress in 2008. There can be no assurance that the EESA or any other U.S. government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.

        In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the "Dodd-Frank Act," in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. While the full impact of the Dodd-Frank Act cannot be assessed until all implementing regulations are released, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our business.

        In addition, the U.S. government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

        The ongoing U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in August 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the United States from "AAA" to "AA." The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Further, Moody's Investors Service has warned that it may downgrade the U.S. Federal Government's rating if the federal debt is not stabilized. Absent further quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

        Our business is highly dependent on communications and information systems of Ares Management. Any failure or interruption of Ares Management's systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

RISKS RELATED TO SOURCES OF FINANCING AND HEDGING

We may incur significant additional debt, which may subject us to restrictive covenants and increased risk of loss and may reduce cash available for distributions to our stockholders.

        We borrow funds under the Wells Fargo Facility, the Citibank Facility and the Capital One Facility. Subject to market conditions and availability, we may incur significant additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

  •
  our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (a) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (c) the loss of some or all of our assets to foreclosure or sale;

  •
  our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

  •
  we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

  •
  we are not able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

        There can be no assurance that our leveraging strategy will be successful.

Our secured funding facilities impose, and any additional lending facilities will impose, restrictive covenants.

        We borrow funds under the Wells Fargo Facility, the Citibank Facility and the Capital One Facility. The documents that govern these secured funding facilities contain, and any additional lending facilities would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, such loan documents contain negative covenants that limit, among other things, our ability to repurchase our common stock, distribute more than a certain amount of our net income or funds from operations to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the management agreement with our Manager in a material respect). Certain of the restrictive covenants that apply to the Wells Fargo Facility, the Citibank Facility and the Capital One Facility are further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Secured Funding Arrangements." If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, these restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

        Our primary interest rate exposures will relate to the yield on our investments and the financing cost of our debt, as well as our interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates.

        To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and not compensate for such decrease in interest income. Additionally, the interest we are charged on our fixed rate debt would not change. Any such scenario could materially and adversely affect us.

        Our operating results will depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.

The Wells Fargo Facility, the Citibank Facility, the Capital One Facility and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets, may require us to provide additional collateral or pay down debt.

        We borrow funds under the Wells Fargo Facility, the Citibank Facility and the Capital One Facility. We anticipate that we will also utilize additional bank credit facilities or repurchase agreements (including term loans and revolving facilities) to finance our assets if they become available on acceptable terms. Such financing arrangements would involve the risk that the value of the loans pledged or sold by us to the provider of the bank credit facility or repurchase agreement counterparty may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities and repurchase agreement financing may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

        In addition, if a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.

        There can be no assurance that we will be able to obtain additional bank credit facilities or repurchase agreements on favorable terms, or at all.

Our access to sources of financing may be limited and thus our ability to grow our business and to maximize our returns may be adversely affected.

        We borrow funds under the Wells Fargo Facility, the Citibank Facility and the Capital One Facility. Subject to market conditions and availability, we may incur significant additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth.

        Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

  •
  general economic or market conditions;

  •
  the market's view of the quality of our assets;

  •
  the market's perception of our growth potential;

  •
  our current and potential future earnings and cash distributions; and

  •
  the market price of the shares of our common stock.

        We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments. We intend to elect to be treated as a REIT and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to REITs. Among other things, in order to maintain our REIT status, we are generally required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income, and, as a result, such distributions will not be available to fund investment originations. We must continue to borrow from financial institutions and issue additional securities to fund the growth of our investments. Unfavorable economic or capital market conditions, such as the severe economic downturn that began in 2007, may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. In addition, the current dislocation and weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any such financing, including any replacement of the Wells Fargo Facility, the Citibank Facility or the Capital One Facility on favorable terms or at all.

Any warehouse facilities that we may obtain in the future may limit our ability to originate or acquire assets, and we may incur losses if the collateral is liquidated.

        If securitization financings become available, we may utilize, if available, warehouse facilities pursuant to which we would accumulate mortgage loans in anticipation of a securitization financing, which assets would be pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to originate or acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to originate or acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization structure would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could demand repayment of the facility, and in the event that we were unable to timely repay, could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the completion, we would have to bear any resulting loss on the sale.

If non-recourse long-term securitizations become available to us in the future, such structures may expose us to risks which could result in losses.

        If available, we may utilize non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, if and when they become available. Prior to any such financing, we may seek to finance these investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to originate or acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and originate or acquire sufficient eligible assets for a securitization. In addition, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

        Subject to maintaining our qualification as a REIT, part of our investment strategy will involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

        Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. This hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

  •
  interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

  •
  available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

  •
  due to a credit loss, the duration of the hedge may not match the duration of the related liability;

  •
  the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a TRS to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

  •
  the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

  •
  the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

        In addition, we may fail to recalculate, readjust and execute hedges in an efficient manner. Any hedging activity in which we engage may materially and adversely affect our business. Therefore, while we may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house, and involve risks and costs that could result in material losses.

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

Changes to derivatives regulation imposed by the Dodd-Frank Act could increase our costs of entering into derivative transactions, which could adversely impact our results of operation, financial condition and business.

        Through its comprehensive new regulatory regime for derivatives, the Dodd-Frank Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants, such as "swap dealers," "security-based swap dealers," "major swap participants," and "major security-based swap participants" that will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The details of these requirements and the parameters of these categories remain to be clarified through rulemaking and interpretations by the U.S. Commodity Futures Trading Commission, or the "CFTC," the SEC, the Federal Reserve Board and other regulators in a regulatory implementation process which is expected to take a year or more to complete.

        Nonetheless, based on information available as of the date of this annual report, the possible effect of the Dodd-Frank Act will be likely to increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and capital charges, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions sold by market participants to whom such requirements apply. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in higher pricing of derivatives. New exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, adversely affecting the performance of certain of our trading strategies.

        In addition, it is possible that the Company may be determined by a governmental authority to be a swap dealer, major swap participant, security-based swap dealer, major security-based swap participant or otherwise become subject to new entity and transaction level regulation as a result of the Dodd-Frank Act. This additional regulation could lead to significant new costs which could materially adversely affect our business.

We may fail to qualify for hedge accounting treatment.

        We intend to record derivative and hedging transactions in accordance with Financial Accounting Standards Board, or "FASB," ASC 815, Derivatives and Hedging. Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the FASB ASC 815 definition of a derivative (such as short sales), we fail to satisfy FASB ASC 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

        Subject to maintaining our qualification as a REIT, we may enter into derivative contracts that could require us to fund cash payments in the future under certain circumstances (e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses may materially and adversely affect our business.

We are currently exempt from being regulated as a commodity pool operator in part because we comply with certain restrictions regarding our use of certain derivative instruments, and failure to comply with such restrictions could subject us to additional regulation and compliance requirements which could materially adversely affect our business and financial condition.

        Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as "swaps." Under these recently adopted rules, any investment fund that trades in swaps may be considered a "commodity pool," which would cause its directors to be regulated as "commodity pool operators," or "CPOs." Unless an exemption is available, a CPO must register with the CFTC and become a member of the National Futures Association, or the "NFA," which requires compliance with NFA's rules, and renders such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct.

        We do not currently invest in any instruments that meet the definition of "swap" under the new rules, and we do not currently expect to engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. However, we may use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments could include interest rate swaps, interest rate futures and options on interest rate futures, each of which is considered a "swap" under CFTC rules. We have submitted a claim for relief from any registration requirements pursuant to a no-action letter issued by the CFTC for mortgage REITs. In order to qualify for relief from registration, we are restricted to using swaps within certain specific parameters, including a limitation that our annual income derived from commodity interest trading be less than 5% of our gross annual income and that the initial margin and premiums required to establish commodity interest positions be no more than 5 percent of the fair market value of our total assets. If we fail to comply with the applicable restrictions, our directors may be compelled to register as CPOs, or we may be required to seek other hedging instruments or techniques at increased cost to us, or that may not be as effective as the use of swaps.

RISKS RELATED TO OUR INVESTMENTS

We will allocate our available capital without input from our stockholders.

        You will not be able to evaluate the manner in which our available capital is invested or the economic merit of our expected investments. As a result, we may use our available capital to invest in investments with which you may not agree. Additionally, our investments will be selected by our Manager and our stockholders will not have input into such investment decisions. Both of these factors will increase the uncertainty, and thus the risk, of investing in our securities. The failure of our Manager to apply this capital effectively or find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders, and could cause the value of our common stock to decline.

        Until appropriate investments can be identified, our Manager may invest our available capital in interest-bearing short-term investments, including money market accounts or funds, CMBS or corporate bonds, which are consistent with our intention to qualify as a REIT. These investments are expected to provide a lower net return than we seek to achieve from investments in our target investments. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that our Manager's due diligence processes will uncover all relevant facts or that any investment will be successful.

        We cannot assure you that we will be able to enter into definitive agreements to invest in any new investments that meet our investment objective; that we will be successful in consummating any investment opportunities we identify; or that one or more investments we may make will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our business and our ability to make distributions to our stockholders.

The lack of liquidity in our investments may adversely affect our business.

        The illiquidity of our target investments may make it difficult for us to sell such investments if the need or desire arises. Certain target investments such as B-Notes, transitional, mezzanine and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower's default. In addition, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our portfolio is concentrated in a limited number of loans, which subjects us to a risk of significant loss if any of these loans default.

        As of December 31, 2012, we were invested in 15 loans. The number of loans we are invested in may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

        While we intend to continue to diversify our portfolio of investments in the manner described in our filings with the SEC, we do not have fixed guidelines for diversification. As a result our investments could be concentrated in relatively few loans and/or relatively few property types. If our portfolio of target investments is concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

A prolonged economic slowdown, a lengthy or severe recession or further declines in real estate values could impair our investments and harm our operations.

        We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. For example, the severe economic downturn that began in 2007 continues to limit the availability of debt financing in the overall marketplace and has generally made leveraged acquisitions and refinancing more difficult. Consequently, our investment model may be adversely affected if the current economic conditions persist for longer than we may anticipate. Declining real estate values would likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our manager's ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of, or return from, a loan secured by a particular property.

        We may own CRE directly in the future as a result of a default of mortgage or other real estate related loans. Real estate investments are subject to various risks, including:

  •
  acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

  •
  acts of war or terrorism, including the consequences of terrorist attacks;

  •
  adverse changes in national and local economic and market conditions;

  •
  changes in governmental laws and regulations (including their interpretations), fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

  •
  costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

  •
  the potential for uninsured or under-insured property losses.

        If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to pay dividends to stockholders.

The senior CRE loans we originate and the mortgage loans underlying any CMBS investments that we may make will be subject to the ability of the commercial property owner to generate net income from operating the property, as well as the risks of delinquency and foreclosure.

        Our senior CRE loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,

  •
  tenant mix;

  •
  success of tenant businesses;

  •
  property management decisions;

  •
  property location, condition and design;

  •
  competition from comparable types of properties;

  •
  changes in laws that increase operating expenses or limit rents that may be charged;

  •
  changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

  •
  declines in regional or local real estate values;

  •
  declines in regional or local rental or occupancy rates;

  •
  increases in interest rates, real estate tax rates and other operating expenses;

  •
  costs of remediation and liabilities associated with environmental conditions;

  •
  the potential for uninsured or underinsured property losses;

  •
  changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

  •
  acts of God, terrorist attacks, social unrest and civil disturbances.

        In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities.

        A number of entities compete with us to make the types of investments that we seek to make. Our profitability depends, in large part, on our ability to originate or acquire our target investments on attractive terms. In originating or acquiring our target investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Ares Management), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Many of our anticipated competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

If our Manager overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.

        Our Manager values our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the collateral underlying them, and the estimated impact of these losses on expected future cash flows and returns. Our Manager's loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Loans on properties in transition will involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers.

        We may originate transitional loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

        In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower's inability to obtain permanent financing to repay the transitional loan. Transitional loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, the value of the Company and the price of our shares of common stock may be adversely affected.

Risks of cost overruns and noncompletion of renovation of the properties underlying short term senior loans on properties in transition may result in significant losses.

        The renovation, refurbishment or expansion by a borrower under a mortgaged property involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.

        Many of our investments will not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers' credit history, the underlying properties' cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

The B-Notes that we have originated or may originate or acquire in the future may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

        We have originated and may continue to originate or acquire B-Notes. A B-Note is a mortgage loan typically (a) secured by a first mortgage on a single large commercial property or group of related properties and (b) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and accordingly reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Our mezzanine loan assets involve greater risks of loss than senior loans secured by income-producing properties.

        We have originated and may continue to originate or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

        Some of our investments may be rated by rating agencies such as Moody's Investors Service, Fitch Ratings, Standard & Poor's, DBRS, Inc. or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

We may experience a decline in the fair value of our assets.

        A decline in the fair market value of our assets may require us to recognize an "other-than-temporary" impairment against such assets under GAAP, if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to our stockholders could be materially and adversely affected.

Some of our portfolio investments may be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

        Some of our portfolio investments may be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Currently, the only financial instruments recorded at fair value on a recurring basis in the Company's consolidated financial statements are derivative instruments. The Company has not elected the fair value option for the remaining financial instruments, including loans held for investment and secured funding agreements. Such financial instruments are carried at cost. For loans held for investment that are evaluated for impairment at least quarterly, we estimate the fair value of the instrument, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

        Additionally, the Company's results of operations for a given period could be adversely affected if its determinations regarding the fair value of these investments were materially higher than the values that the Company ultimately realizes upon their disposal. The valuation process has been particularly challenging recently, as market events have made valuations of certain assets more difficult, unpredictable and volatile.

If we invest in CMBS, such investments would pose additional risks, including the risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.

        We may acquire CMBS. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated stockholder (generally, the "B-Piece" buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

        With respect to the CMBS in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificateholder" or a "controlling class representative," which is appointed by the holders of the most subordinated class of CMBS in such series. Because we may acquire classes of existing series of CMBS, we will not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

Insurance on mortgage loans and real estate securities collateral may not cover all losses.

        There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property and the value of our investment related to such property.

Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments.

        To the extent we foreclose on properties with respect to which we have extended mortgage loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

        The presence of hazardous substances may adversely affect an owner's ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders.

        If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may fluctuate significantly.

        Our common stock is listed on the NYSE under the trading symbol "ACRE." Over the past several years, the global capital and credit markets have been in an extended period of volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

        Some of the factors that could negatively affect the market price of our common stock include:

  •
  our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

  •
  actual or perceived conflicts of interest with our Manager or Ares Management and individuals, including our executives;

  •
  equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

  •
  loss of a major funding source;

  •
  actual or anticipated accounting problems;

  •
  publication of research reports about us or the real estate industry;

  •
  changes in market valuations of similar companies;

  •
  adverse market reaction to any increased indebtedness we incur in the future;

  •
  additions to or departures of our Manager's or Ares Management's key personnel;

  •
  speculation in the press or investment community;

  •
  increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock, if we have begun to make distributions to our stockholders, and would result in increased interest expenses on our debt;

  •
  failure to maintain our REIT qualification or exemption from the 1940 Act;

  •
  price and volume fluctuations in the overall stock market from time to time;

  •
  general market and economic conditions, and trends including inflationary concerns, the current state of the credit and capital markets;

  •
  significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

  •
  changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

  •
  changes in the value of our portfolio;

  •
  any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

  •
  operating performance of companies comparable to us;

  •
  short-selling pressure with respect to shares of our common stock or REITs generally;

  •
  uncertainty surrounding the strength of the U.S. economic recovery particularly in light of the recent downgrade of the U.S. Government's credit rating; and

  •
  concerns regarding European sovereign debt.

        As noted above, market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase.

Common stock eligible for future sale may have adverse effects on our share price.

        As of December 31, 2012, we had 9,267,162 shares of common stock outstanding on a fully diluted basis. Of these shares, 7,700,000 shares of our common stock are freely tradable without restriction or limitation under the Securities Act.

        Prior to our IPO, there was no established trading market for our common stock. We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. The market price of our common stock may decline significantly when the restrictions on resale by certain of our stockholders lapse. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

        We may issue additional restricted common stock and other equity-based awards under our 2012 Equity Incentive Plan. We may continue to issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders' interests in us.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

        We are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains, for us to qualify as a REIT, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

  •
  our ability to make profitable investments;

  •
  margin calls or other expenses that reduce our cash flow;

  •
  defaults in our asset portfolio or decreases in the value of our portfolio; and

  •
  the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

        As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

        In addition, distributions that we make to our stockholders out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes), and not designated by us as capital gain dividends or qualified dividend income, generally will be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as capital gain dividends and generally will be taxed to our stockholders as long-term capital gain to the extent that such distributions do not exceed our actual net capital gain for the taxable year, without regard to the period for which the stockholder that receives such distribution has held its stock. Distributions in excess of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes, and not designated by us as capital gain dividends or qualified dividend income, may constitute a return of capital. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock, but not below zero.

Our distributions may exceed our cash flow from our operations and our earnings.

        We intend to make regular quarterly distributions to holders of our common stock. The regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities. However, there can be no assurance that our earnings or cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as from offering proceeds, borrowings and asset sales, to fund portions of our future distributions. Our distributions for the year ended December 31, 2012 exceeded, and future distributions may exceed, our cash flow from operating activities and earnings primarily because we have been in the initial stages of building our investment portfolio and as a result our earnings have been highly sensitive to a number of variables, including the velocity and timing of new originations and our level of operating expenses. Such distributions reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results.

Investing in our common stock may involve a high degree of risk.

        The investments that we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.

        If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

The interests of certain control persons may be adverse to investors.

        Our board of directors has established an excepted holder limit for Ares Investments that allows Ares Investments to own, subject to certain conditions, up to 22% of the outstanding shares of our common stock. As of December 31, 2012, Ares Investments owned 2,000,000 shares, or 21.6%, of our total shares of common stock outstanding. In addition, Ares Investments owns $1,150,000 aggregate principal amount of the 2015 Convertible Notes. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with only one or very few controlling stockholders. Furthermore, Ares Investments has the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit you.

Our stockholders may experience dilution upon the conversion of the 2015 Convertible Notes.

        Our 2015 Convertible Notes are convertible into shares of our common stock beginning on June 15, 2015 or, under certain circumstances, earlier. Upon conversion of the 2015 Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the 2015 Convertible Notes is approximately $18.65 per share, subject to adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2015 Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

The Maryland General Corporation Law, or the "MGCL," prohibits certain business combinations, which may make it more difficult for us to be acquired.

        Under the MGCL, "business combinations" between a Maryland corporation and an "interested stockholder" or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as: (a) any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or (b) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation.

        A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.

        After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

  •
  80% of the votes entitled to be cast by holders of the then-outstanding shares of voting stock of the corporation; and

  •
  two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested stockholder.

        These supermajority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The MGCL also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has adopted a resolution exempting any business combination with Ares Investments or any of its affiliates. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and Ares Investments or any of its affiliates. As a result, Ares Investments or any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Stockholders have limited control over changes in our policies and operations.

        Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our stockholders generally have a right to vote only on the following matters:

  •
  the election or removal of directors;

  •
  the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

  •
  change our name;

  •
  change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

  •
  increase or decrease the aggregate number of shares of stock that we have the authority to issue;

  •
  increase or decrease the number of shares of any class or series of stock that we have the authority to issue; and

  •
  effect certain reverse stock splits;

  •
  our liquidation and dissolution; and

  •
  our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

        All other matters are subject to the discretion of our board of directors.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

        Our charter authorizes us to issue up to 450,000,000 shares of common stock and 50,000,000 shares of preferred stock without stockholder approval. In addition, our board of directors may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a merger, third-party tender offer or similar transaction or a change in incumbent management that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Maintenance of our exemption from registration under the 1940 Act imposes significant limits on our operations. Your investment return may be reduced if we are required to register as an investment company under the 1940 Act.

        We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the 1940 Act, because we are a holding company that will conduct its businesses primarily through wholly owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business.

        If the value of securities issued by our subsidiaries that are excepted from the definition of "investment company" by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

        Failure to maintain an exemption would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the 1940 Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we might be required to terminate our management agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register us as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

        We expect certain subsidiaries that we may form in the future to rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged" in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exemption generally requires that at least 55% of these subsidiaries' assets must comprise qualifying real estate assets and at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC's guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may face, and much of the guidance was issued more than 20 years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the 1940 Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the 1940 Act. To the extent that the SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying real estate assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

        The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exemption. Unless we receive further guidance from the SEC or its staff with respect to CMBS, we intend to treat CMBS as a real estate-related asset.

        Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

        We determine whether an entity is one of our majority-owned subsidiaries. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

        On August 31, 2011, the SEC issued a concept release titled "Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments" (SEC Release No. IC-29778). Under the concept release, the SEC is reviewing interpretive issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

Rapid and steep declines in the values of our CRE finance-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

        If the market value or income potential of real estate-related investments declines as a result of increased interest rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

Our rights and the rights of our stockholders to recover on claims against our directors and officers are limited, which could reduce our stockholders and our recovery against them if they negligently cause us to incur losses.

        The MGCL provides that a director has no liability in such capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. A director who performs his or her duties in accordance with the foregoing standards should not be liable to us or any other person for failure to discharge his or her obligations as a director.

        In addition, our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. Our bylaws require us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. With the approval of our board of directors, we may provide such indemnification and advance for expenses to any individual who served a predecessor of the Company in any of the capacities described above and any employee or agent of the Company or a predecessor of the Company, including our Manager and its affiliates.

        We also are permitted to purchase and maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, including our Manager and its affiliates, against any liability asserted which was incurred in any such capacity with us or arising out of such status. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

        Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of the Company that is in the best interests of our stockholders. Pursuant to our charter, our board of directors also is divided into three classes of directors. The initial terms of the first, second and third classes will expire in 2013, 2014 and 2015, respectively. Beginning in 2013, directors of each class will be chosen for three-year terms upon the expiration of their current terms, and each year one class of directors will be elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

        In order for us to qualify as a REIT commencing with our taxable year ended December 31, 2012, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year after 2012. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, our charter generally prohibits any person (except Ares Investments which is subject to a 22% excepted holder limit) from directly or indirectly owning more than 9.8% in value of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

U.S. FEDERAL INCOME TAX RISKS

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

        We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2012. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited.

Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by Internal Revenue Service, or the "IRS," such recharacterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

        If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.

        Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

        In order to qualify and maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

        For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur income taxes), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties held for at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

TRSs are subject to corporate-level taxes and dealings with TRSs may be subject to 100% excise tax.

        A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the gross value of a REIT's assets may consist of stock or securities of one or more TRS. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's length basis.

        TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Our investments in certain debt instruments may cause us to recognize "phantom income" for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

        Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue OID or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as "phantom income." In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

        As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

        Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

The failure of mortgage loans subject to a repurchase agreement or a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

        We have entered into repurchase agreements under which we will nominally sell certain of our assets to counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

        In addition, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, generally the loan must be secured by real property. We may originate or acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

        When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute real estate assets for purposes of the asset tests and produce qualifying income for purposes of the 75% gross income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate level tax.

The taxable mortgage pool, or "TMP," rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

        Securitizations by us or our subsidiaries could result in the creation of TMPs for U.S. federal income tax purposes. As a result, we could have "excess inclusion income." Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company, or RIC, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC, or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

        In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

        Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

        The maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% beginning in 2013. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.

        In order to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

        The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

        To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

        In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel's tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

        Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

        If (a) we are a "pension-held REIT," (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at Two North LaSalle Street, Suite 925, Chicago, IL 60602. Our principal executive offices and our other offices are leased by our Manager or one of its affiliates from third parties and pursuant to the terms of our management agreement, we reimburse our Manager (or its affiliate, as applicable) for our pro rata portion of such offices' rent.

Item 3.    Legal Proceedings

        Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager consider to be material.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK AND DIVIDEND PAYMENTS

        Our common stock began trading on the NYSE under the symbol "ACRE" on April 25, 2012. On March 28, 2013, the closing price of our common stock, as reported on the NYSE, was $16.92 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share for our common stock, and the dividends paid with respect to such shares for each fiscal quarter for the year ended December 31, 2012.

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year Ended December 31, 2012
First quarter(1)	$—	$—	$0.30	(3)
Second quarter(2)	$18.00	$16.35	$0.06	(4)
Third quarter	$17.62	$16.31	$0.06	(5)
Fourth quarter	$17.08	$15.60	$0.25	(6)

(1)
Sales price information for this period is unavailable because shares of our common stock did not begin trading publicly until April 25, 2012.

(2)
Information is provided only for the period from April 25, 2012 to June 30, 2012, as shares of our common stock did not begin trading publicly until April 25, 2012.

(3)
On March 30, 2012, we declared a cash dividend of $0.30 per share of our common stock, payable on April 2, 2012 to our common stockholder of record on March 31, 2012.

(4)
On June 19, 2012, we declared a cash dividend of $0.06 per share of our common stock, payable on July 12, 2012 to our common stockholders of record on June 29, 2012.

(5)
On September 21, 2012, we declared a cash dividend of $0.06 per share of our common stock, payable on October 11, 2012 to our common stockholders of record on October 2, 2012.

(6)
On November 7, 2012, we declared a cash dividend of $0.25 per share of our common stock, payable on January 10, 2013 to our common stockholders of record on December 31, 2012.

        On March 14, 2013, we declared a cash dividend of $0.25 per share of our common stock, payable on April 18, 2013 to our common stockholders of record on April 8, 2013.

HOLDERS

        As of March 28, 2013, there were nine holders of record of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name.

DISTRIBUTION POLICY

        We intend to make regular quarterly distributions to holders of our common stock (including holders of our restricted common stock). U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it distributes less than 100% of its net taxable income in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our board of directors.

        We cannot assure our stockholders, however, that the current level of distributions will be sustained, as any distributions that we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could materially alter our expectations. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

        To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our taxable income to holders of our common stock out of assets legally available therefor. Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend upon our earnings, financial condition, liquidity, debt covenants, funding or margin requirements under securitizations, warehouse facilities or other secured and unsecured borrowing agreements, maintenance of our REIT qualification, applicable provisions of the MGCL, and such other factors as our board of directors deems relevant. The Wells Fargo Facility and the Citibank Facility provide that if an event of default is continuing, then we may make distributions only to the extent necessary to maintain our status as a REIT. Our earnings, financial condition and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See "Risk Factors."

        Distributions that stockholders receive (not designated as capital gain dividends or qualified dividend income) will be taxed as ordinary income to the extent they are paid from our earnings and profits (as determined for U.S. federal income tax purposes). However, distributions that we designate as capital gain dividends generally will be taxable as long-term capital gain to our stockholders to the extent that they do not exceed our actual net capital gain for the taxable year. Some portion of these distributions may not be subject to tax in the year in which they are received because depreciation expense reduces the amount of taxable income, but does not reduce cash available for distribution. The portion of our stockholders distribution that is not designated as a capital gain dividend and is in excess of our current and accumulated earnings and profits is considered a return of capital for U.S. federal income tax purposes and will reduce the adjusted tax basis of their investment, but not below zero, deferring such portion of their tax until their investment is sold or our company is liquidated, at which time they will be taxed at capital gain rates (subject to certain exceptions for corporate stockholders). To the extent such portion of our stockholders distribution exceeds the adjusted tax basis of their investment, such excess will be treated as capital gain if they hold their shares of common stock as a capital asset for U.S. federal income tax purposes. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Please note that each stockholder's tax considerations are different, therefore, our stockholders should consult with their own tax advisor and financial planners prior to making an investment in our shares.

 RECENT SALES OF UNREGISTERED EQUITY SECURITIES

        We have reported all sales of our unregistered equity securities that occurred during the period covered by this report in our Reports on Form 10-Q or Form 8-K, as applicable.

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

SOURCE:	Standard & Poor's Institutional Market Services
NOTES:	Assumes $100 invested on April 26, 2012 (the date ACRE's shares began trading in connection with the IPO) in ACRE, in S&P 500 Index and in S&P 500 REIT Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	6/30/12	9/30/12	12/31/12
ACRE	97.45	95.78	92.52
S&P 500 Index	97.72	103.92	103.53
S&P 500 REIT Index	102.51	103.37	107.01

        The graph and other information furnished under this Part II Item 5(d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        On April 23, 2012, we adopted, and our stockholders approved, our 2012 Equity Incentive Plan. Pursuant to our 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our outside directors, Chief Financial Officer, our Manager and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of the Company's common stock immediately after giving effect to the issuance of the shares sold in the IPO). As of December 31, 2012, 9.7% of the shares reserved under our 2012 Equity Incentive Plan, or a total of 67,162 restricted shares of our common stock, had been granted and 90.3% or the shares reserved, or 622,838 shares, remained available for future issuance under our 2012 Equity Incentive Plan. Aside from our 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our 2012 Equity Incentive Plan, see Note 7 to the consolidated financial statements included elsewhere in this annual report.

        The following table presents certain information about our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—		$—	622,838
Equity compensation plans not approved by stockholders	—		—	—

Total	—	$		622,838

(1)
The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our 2012 Equity Incentive Plan.

Item 6.    Selected Financial Data

        The following selected financial and other data for the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011 is derived from our consolidated financial statements and related notes which have been audited by Ernst & Young, LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this annual report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this annual report.

ARES COMMERICAL REAL ESTATE CORPORATION
SELECTED FINANCIAL DATA
(in thousands, except share and per share data)

	For the Year Ended December 31, 2012	For the Period from September 1, 2011 (Inception) to December 31, 2011
Operating Data:
Interest income	$9,278	$3
Interest expense (from secured funding facilities)	(2,342)	(39)

Net interest margin (loss)	6,936	(36)
Total operating expenses	(6,076)	(127)
Net income (loss)	860	(163)
Net income (loss) attributable to common stockholders	186	(163)
Net income (loss) per share of common stock:
Basic and diluted	$0.03	$(8.56)
Dividends declared per share of common stock	$0.67 (1)	$—
Weighted-average shares of common stock outstanding:
Basic	6,532,706	19,052
Diluted	6,567,309	19,052
Balance Sheet Data:
Cash	$23,390	$1,240
Loans held for investment	353,500	4,945
Total assets	387,859	7,587
Total secured financing arrangements	144,256	—
Total convertible notes	67,289	—
Total liabilities	222,421	1,150
Total stockholders' equity	165,438	6,437

(1)
A dividend of $450 ($0.30 per share) was based on 1,500,000 shares outstanding as of March 31, 2012.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        The information contained in this section should be read in conjunction with the Selected Financial Data and our financial statements and notes thereto appearing elsewhere in this annual report. In addition, some of the statements in this report (including in the following discussion) constitute forward- looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (the "Company," "ACRE,", "we," "us," or "our"). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

  •
  allocation of investment opportunities to us by Ares Commercial Real Estate Management LLC, or "our Manager";

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

  •
  our ability to maintain our qualification as a real estate investment trust, or "REIT";

  •
  our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the "1940 Act";

  •
  availability of investment opportunities in mortgage-related and real estate-related investments and securities;

  •
  the ability of our Manager to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

  •
  our ability to successfully complete and integrate any acquisitions;

  •
  availability of qualified personnel;

  •
  estimates relating to our ability to make distributions to our stockholders in the future;

  •
  our understanding of our competition; and

  •
  market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

        We use words such as "anticipates," "believes," "expects," "intends," "will," "should," "may" and similar expressions to identify forward- looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" and elsewhere in this annual report.

        We have based the forward-looking statements included in this annual report on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

        We are a recently organized specialty finance company focused on originating, investing in and managing middle-market commercial real estate loans and other commercial real estate, or "CRE," related investments. We target borrowers whose capital needs are not being met in the market by offering customized financing solutions. We implement a strategy focused on direct origination combined with experienced portfolio management through our Manager's servicer, which is a Standard & Poor's-ranked commercial primary servicer and commercial special servicer that is included on Standard & Poor's Select Servicer List, to meet our borrowers' and sponsors' needs.

        Our investment objective is to generate attractive risk-adjusted returns for our stockholders, primarily through dividends and distributions and secondarily through capital appreciation. We believe the availability of capital in the CRE middle-market is limited and borrowers and sponsors have the greatest need for customized solutions in this segment of the market. We act as a single "one stop" financing source by providing our customers with one or more of our customized financing solutions. Our customized financing solutions are comprised of our "target investments," which include the following:

  •
  "Transitional senior" mortgage loans that provide strategic, flexible, short-term financing solutions on transitional CRE middle-market assets. These assets are typically properties that are the subject of a business plan that is expected to enhance the value of the property. The mortgage loans are usually funded over time as the borrower's business plan for the property is executed. They also typically have lower initial loan-to-value ratios as compared to "stretch senior" mortgage loans, with the loan-to-value ratios increasing as the loan is further funded over time;

  •
  "Stretch senior" mortgage loans that provide flexible "one stop" financing on quality CRE middle-market assets. These assets are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows, with the mortgage loans having higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans and are typically fully funded at closing and non-recourse to the borrower (as compared to conventional mortgage loans, which are usually recourse to the borrower);

  •
  "Subordinate debt" mortgage loans (including subordinate tranches of first lien mortgages, or B-Notes) and mezzanine loans, both of which provide subordinate financing on quality CRE middle-market assets; and

  •
  "Other CRE debt and preferred equity investments," together with selected other income producing equity investments.

        We are externally managed and advised by our Manager, a Securities and Exchange Commission, or "SEC," registered investment adviser, pursuant to the terms of a management agreement. Our

Manager is an affiliate of Ares Management LLC, or "Ares Management," a global alternative asset manager and SEC registered investment adviser.

        We are a Maryland corporation that commenced investment operations on December 9, 2011. We completed our initial public offering, or "IPO," on May 1, 2012. We are incorporated in Maryland and intend to elect and qualify to be taxed as a REIT, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act. We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the "JOBS Act," and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

        In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act or 1933, as amended, for complying with new or revised accounting standards. However, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

        We could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

        Changes in Fair Value of Our Assets.    We generally hold our target investments as long-term investments. We evaluate our investments for impairment on at least a quarterly basis and impairments will be recognized when it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate, or if repayment is expected solely from the collateral, the fair value of the collateral.

        Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, are regularly evaluated. We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower's ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity; (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower's exit plan, among other factors.

        As of December 31, 2012 and December 31, 2011, all loans were paying in accordance with their terms. There were no impairments during the year ended December 31, 2012.

        Although we generally hold our target investments as long-term investments, we may occasionally classify some of our investments as available-for-sale. Investments classified as available-for-sale will be carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders' equity, rather than through earnings. We do not expect to hold any of our investments for trading purposes.

        Changes in Market Interest Rates.    With respect to our proposed business operations, increases in interest rates, in general, may over time cause:

  •
  the interest expense associated with our borrowings to increase, subject to any applicable ceilings;

  •
  the value of our mortgage loans to decline, subject to any applicable ceilings;

  •
  coupons on our mortgage loans to reset to higher interest rates; and

  •
  to the extent we enter into interest rate swap agreements as part of our hedging strategy where we pay fixed and receive floating interest rates, the value of these agreements to increase.

        Conversely, decreases in interest rates, in general, may over time cause:

  •
  the interest expense associated with our borrowings to decrease, subject to any applicable floors;

  •
  the value of our mortgage loan portfolio to increase, for such mortgages with applicable floors;

  •
  to the extent we enter into interest rate swap agreements as part of our hedging strategy where we pay fixed and receive floating interest rates, the value of these agreements to decrease; and

  •
  coupons on our floating rate mortgage loans to reset to lower interest rates.

        Credit Risk.    We are subject to varying degrees of credit risk in connection with our target investments. Our Manager seeks to mitigate this risk by seeking to originate or acquire investments of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated or acquired investments. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results and stockholders' equity.

        Market Conditions.    We believe that our target investments currently present attractive risk-adjusted return profiles. We believe that the U.S. CRE markets are currently in the early to middle stages of a recovery from the severe economic downturn that began in 2007. Following a dramatic decline in CRE lending in 2008 and 2009, debt capital has become more readily available for select stabilized, high quality assets in certain locations such as gateway cities, but remains limited for many other types of properties. For example, we currently anticipate a high demand for customized debt financing from borrowers or sponsors who are looking to refinance indebtedness that is maturing in the next two to five years or are seeking shorter-term debt solutions as they reposition their properties. We believe that as a result of the aforementioned economic downturn and the subsequent banking regulatory reform, a number of lenders and finance companies who traditionally served the CRE middle-market, are burdened with legacy portfolio issues, balance sheet constraints or have otherwise exited the market. We believe that this decreased competition will create a favorable investment environment for the foreseeable future. We also believe that we are well positioned to capitalize on the expected demand generated by the estimated $1.7 trillion of CRE debt maturing between 2012 and 2016 (as reported in Commercial Real Estate Outlook: Top Ten Issues in 2013 published by Deloitte & Touche LLP).

RECENT DEVELOPMENTS

        On March 8, 2013, we entered into a loan assumption transaction with a new sponsor group to facilitate the purchase of a Class B office building in Miami, FL that was collateralized by our existing $47.0 million first mortgage loan. The interest rate on our existing loan did not change. The new maturity date of the loan is April 2014 and is subject to a one 12-month extension option.

        On March 14, 2013, we declared a cash dividend of $0.25 per common share for the first quarter of 2013. The first quarter 2013 dividend is payable on April 18, 2013 to common stockholders of record as of April 8, 2013.

        On March 28, 2013 we co-originated an approximately $107.1 million transitional first mortgage loan on three properties located in Atlanta, GA. At closing the outstanding principal was approximately $94.7 million. As part of the transaction, we funded an approximately $26.7 million B-Note, while the approximately $68.1 million A-Note was funded by a commercial bank. The B-Note has an initial interest rate of L + 10.75% subject to a 0.50% LIBOR floor (with the benefit of any difference between actual LIBOR and the LIBOR floor on the A-Note and B-Note accruing to the B-Note; as the B-Note funds additional loan proceeds, the interest rate on the B-Note may decrease) and an initial term of 3 years.

        On March 29, 2013 we originated an approximately $25.5 million transitional first mortgage loan on a property located in Overland Park, KS. At closing the outstanding principal was approximately $24.4 million. The loan has an interest rate of L + 5.00% subject to a 0.25% LIBOR floor and term of 3 years.

        Once a formal financing commitment is obtained (subject to the terms of our applicable secured funding facility) for the approximately $25.5 million transitional first mortgage loan originated on March 29, 2013, we expect to have approximately $48 million of remaining capital, either in cash or in approved but undrawn capacity under our secured funding facilities. After holding in reserve $20.0 million in liquidity requirements, we have approximately $28 million in capital available to fund additional commitments, our existing outstanding commitments and for other working capital purposes. Assuming that we use such amount as equity capital to make new investments and are able to achieve a debt-to-equity ratio of 1-to-1 to 2-to-1, we have the capacity to fund approximately $55 million to approximately $85 million of additional investments. As of March 29, 2013, the total unfunded commitments for our existing loans held for investment were approximately $57 million and borrowings under our secured funding facilities and from the issuance of convertible senior notes were approximately $199 million and $69.0 million, respectively.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

        Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe apply to us based on the nature of our initial operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments used to draft our financial statements are based upon reasonable assumptions given the information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our strategy. Those accounting policies and estimates that we believe are most critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below. Our actual results could differ from these estimates.

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

        We will evaluate each loan classified as held for investment for impairment on a periodic basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Our loans are collateralized by real estate. As a result, we will regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower. We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower's ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower's exit plan, among other factors.

        In addition, we evaluate the entire portfolio to determine whether the portfolio has any impairments that require a general valuation allowance on the remainder of the loan portfolio. The amount of each element of the allowance would be determined separately; however, the entire allowance for loan losses would be available to absorb losses in the loan portfolio. If impairment is indicated, a valuation write-down or write-off would be measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral would be charged to the allowance for loan losses. As of December 31, 2012, there are no impairments on our loan portfolio.

        Significant judgment will be required in determining impairment, including making assumptions regarding the value of a loan or loan pool, the value of the underlying collateral and other provisions such as guarantees.

Valuation of Financial Instruments

        We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The only financial instrument recorded at fair value on a recurring basis in our consolidated financial statements is the derivative liability associated with our 2015 Convertible Notes (defined below). We have not elected the fair value option for the remaining financial instruments, including loans held for investment and secured funding agreements. Such financial instruments are carried at cost. For loans held for investment which are evaluated for impairment at least quarterly, we estimate the fair value of the financial instrument. If an impairment is determined, we record an expense for the difference between fair value and the carrying cost of the financial instrument. As of December 31, 2012, the fair value of our financial instruments approximates cost.

        The three levels of inputs that may be used to measure fair value are as follows:

  Level 1—Quoted prices in active markets for identical assets or liabilities.

  Level 2—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

  Level 3—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

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

Derivative Financial Instruments

        We do not hold or issue derivative instruments for trading purposes. We recognize derivatives on our balance sheet, measure them at their estimated fair value and recognize changes in their estimated fair value in our results of operations for the period in which the change occurs. On December 19, 2012, we issued $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015, or the "2015 Convertible Notes." The conversion features of the 2015 Convertible

Notes are deemed to be an embedded derivative in accordance Accounting Standards Codification, or "ASC," Topic 815, Derivatives and Hedging, or "ASC 815." In accordance with ASC 815, we are required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. We will recognize the embedded derivative as a liability on our balance sheet, measure it at its estimated fair value and recognize changes in its estimated fair value in our results of operations for the period in which the change occurs.

Income Taxes

        Under our current structure, our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we will operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification and distribution policy, we do not generally expect to pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of our REIT taxable income to our stockholders. If we have previously qualified as a REIT and fail to qualify as a REIT in any subsequent taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed REIT taxable income.

RESULTS OF OPERATIONS

        The following discussion of our results of operations highlights our performance for the year ended December 31, 2012. We do not believe that a comparison of our results of operations for the period from September 1, 2011 (Inception) to December 31, 2011 is meaningful because we commenced investment operations on December 9, 2011 and had less than one month of operations for all of calendar year 2011. Because we had no operations prior to December 9, 2011, there is no prior period with which to compare our results of operations for the period from September 1, 2011 (Inception) to December 31, 2011.

        We completed our IPO on May 1, 2012. The proceeds of our IPO were used in part to fully repay all of the outstanding balances on our various secured funding arrangements as of the date of the IPO, including all accrued interest due, and to fully redeem all of our issued and outstanding shares of Series A Convertible Preferred Stock, par value $0.01 per share, or the "Series A Preferred Stock," including payment of all dividends due and applicable redemption premiums. Further, we completed an offering of our 2015 Convertible Notes on December 19, 2012, resulting in net proceeds of $66.2 million, which was used to repay outstanding amounts under our secured funding facilities and for other general corporate purposes. As a result, at December 31, 2012, we had no issued and outstanding Series A Preferred Stock and $23.4 million in unrestricted cash and cash equivalents. Results for the year ended December 31, 2012 are not indicative of the results we expect when our investment strategy has been fully implemented for a full fiscal year.

        The following table sets forth certain information regarding our net income for the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011 (in thousands):

	For the Year Ended December 31, 2012	For the Period from September 1, 2011 (Inception) to December 31, 2011
Net interest margin:
Interest income	$9,278	$3
Interest expense (from secured funding facilities)	(2,342)	(39)

Net interest margin (loss)	$6,936	$(36)

Expenses:
Other interest expense	$313	$—
Management fees to affiliate	1,665	—
Professional fees	1,194	58
General and administrative expenses	1,285	69
General and administrative expenses reimbursed to affiliate	1,619	—

Total expenses	$6,076	$127

Net income (loss)	$860	$(163)

Net Interest Margin

        For the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011, we earned approximately $6.9 million and $(36) thousand in net interest margin (loss), respectively. For the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011, interest income of $9.3 million and $3 thousand, respectively, was generated by average earning assets of $123.4 million and $41 thousand, respectively, offset by $1.6 million and $0, respectively, of interest expense from secured funding facilities and unused fees and $700 thousand and $39 thousand, respectively, of interest expense from the amortization of deferred loan costs. The average borrowings under our secured funding facilities were $42.6 million and $0 for the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011, respectively.

Operating Expenses

        For the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011, we incurred operating expenses of $6.1 million and $127 thousand, respectively. Related party expenses for the year ended December 31, 2012 included $1.7 million in management fees due to our Manager and $1.6 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. We did not reimburse our Manger for any such related party expenses for the period from September 1, 2011 (Inception) to December 31, 2011. Also included in general and administrative expenses reimbursed to our Manager for the year ended December 31, 2012 are $17 thousand of servicing fees. Servicing fees were charged to Ares Commercial Real Estate Services LLC, or "ACRES," an affiliate of our Manager, through May 1, 2012. Effective May 1, 2012, ACRES agreed that no servicing fees will be charged pursuant to these servicing agreements for so long as the management agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the management agreement.

        Other expenses for the year ended December 31, 2012 include an interest expense of $313 thousand related to the 2015 Convertible Notes (including $97 thousand unrealized loss on derivatives), professional fees of $1.2 million and general and administrative expenses of $1.3 million. Other expenses for the period from September 1, 2011 (Inception) to December 31, 2011, include professional fees of $58 thousand and general and administrative expenses of $69 thousand.

        During the year ended December 31, 2012, we paid $102 thousand and $1.6 million in dividends to the holders of Series A Preferred Stock and the holders of our common stock, respectively. The Series A Preferred Stock was redeemed on May 1, 2012 using the proceeds of our IPO resulting in the payment of a $572 thousand redemption premium to the holders of the Series A Preferred Stock.

Cash Flows

        The following table sets forth changes in cash and cash equivalents for the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011 (in thousands):

	For the Year Ended December 31, 2012	For the Period from September 1, 2011 (Inception) to December 31, 2011
Net income (loss)	$860	$(163)
Adjustments to reconcile net income (loss) to cash provided by operating activities	1,092	581

Net cash provided by Operating Activities	1,952	418
Net cash used in Investing Activities	(348,155)	(4,945)
Net cash provided by Financing Activities	368,549	5,767

Change in cash and cash equivalents	$22,150	$1,240

        Cash and cash equivalents increased by $22.2 million and $1.2 million, respectively, during the year ended December 31, 2012 and during the period from September 1, 2011 (Inception) to December 31, 2011. Net cash provided by operating activities totaled $2.0 million and $418 thousand, respectively, during the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011. This net cash was primarily related to interest and fee income collected offset by interest expense. The adjustments for non-cash charges for the year ended December 31, 2012, included stock-based compensation of $338 thousand, accretion of deferred loan origination fees and costs of $400 thousand and amortization of deferred financing costs of $698 thousand and $97 thousand of unrealized loss on derivatives (included in other interest expense). The adjustments for non-cash charges for the period from September 1, 2011 (Inception) to December 31, 2011 included amortization of deferred financing costs of $39 thousand.

        Net cash used in investing activities for the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011 totaled $(348.2) million and $(4.9) million, respectively, and related primarily to the origination of new loans held-for-investment.

        Net cash provided by financing activities for the year ended December 31, 2012 totaled $368.6 million and related primarily to proceeds from our IPO, proceeds from the offering of the 2015 Convertible Notes, and proceeds from our secured funding facilities. Net cash provided by financing activities for the period from September 1, 2011 (Inception) to December 31, 2011 totaled $5.8 million and related primarily to the issuance of our common stock to Ares Investments Holdings LLC, or "Ares Investments."

Changes in Stockholders' Equity Resulting From Operations per Common Share

        Changes in stockholders' equity resulting from operations per common share for the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011 was approximately $0.03 per share and $(8.56) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash will generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us.

Secured Funding Arrangements

        The sources of financing for our target investments are described below. For a more detailed description of the Wells Fargo Facility, the Citibank Facility and the Capital One Facility, see "—Our Financing Strategy."

	December 31, 2012		December 31, 2011
$ in thousands	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Wells Fargo Facility	$98,196	$172,500	$—	$75,000
Citibank Facility	13,900	86,225	—	50,000
Capital One Facility	32,160	50,000	—	—

Total	$144,256	$308,725	$—	$125,000

        The secured funding arrangements are generally collateralized by assignments of specific loans held for investment originated by us. We guarantee the secured funding arrangements. Generally, we partially offset interest rate risk by matching the interest index of loans held for investments with the secured funding agreement used to fund them.

Wells Fargo Facility

        On December 14, 2011, we entered into a $75.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association, or the "Wells Fargo Facility," pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On May 22, 2012, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the total commitment under the Wells Fargo Facility from $75.0 million to $172.5 million. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50% - 2.75%. On May 15, 2012, we started to incur a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of December 31 2012, the outstanding balance on the Wells Fargo Facility was $98.2 million.

        The Wells Fargo Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to total assets of not more than 75%, (g) maintaining liquidity in an amount not less than the greater of (1) 5% of our tangible net worth or (2) $20.0 million, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1, and (i) maintaining a tangible net worth of at least the sum of (1) $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by us. Effective June 29, 2012, the agreements governing the Wells Fargo Facility were further amended to provide that the required minimum fixed charge coverage ratio with respect to us as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which we report "Loans held for investment" in excess of $200.0 million on our quarterly consolidated balance sheet. Since as of December 31, 2012 we reported "Loans held for investment" in excess of $200.0 million, we will be required to test the minimum fixed charge coverage ratio beginning with the quarter ended March 31, 2013.

Citibank Facility

        On December 8, 2011, we entered into a $50.0 million secured revolving funding facility arranged by Citibank, N.A., or the "Citibank Facility," pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to, among other things, increase the total commitment under the Citibank Facility from $50.0 million to $86.2 million. Under the Citibank Facility, we borrow funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by us. Advances under the Citibank Facility accrue interest at a per annum rate based on LIBOR. The margin can vary between 2.50% and 3.50% over the greater of LIBOR and 0.5%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of our wholly owned subsidiaries and the borrower under the Citibank Facility. On March 3, 2012, we started to incur a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. The end of the funding period is December 8, 2013, and may be extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring. As of December 31, 2012, the outstanding balance on the Citibank Facility was $13.9 million.

        The Citibank Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of our tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by us, (b) maintaining liquidity in an amount not less than the greater of (1) $20.0 million or (2) 5% of our tangible net worth, (c) a cap on our distributions of the greater of (1) 100% of our taxable net income, or (2) such amount as is necessary to maintain our status as a REIT, and (d) if our average debt yield across the portfolio of assets that are financed with the Citibank Facility falls below certain thresholds, we may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits us from amending our management agreement in a material respect without the prior consent of the lender.

Capital One Facility

        On May 18, 2012, we entered into a $50.0 million secured funding facility with Capital One, National Association, or the "Capital One Facility," pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans, subject to available collateral. Under the Capital One Facility, we borrow funds on a revolving basis in the form of individual loans evidenced by individual notes. Each individual loan is secured by an underlying loan originated by us. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%. We may request individual loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at the lender's discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of December 31, 2012, the outstanding balance on the Capital One Facility was $32.2 million.

        The Capital One Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1, (b) maintaining a tangible net worth of at least the sum of (1) 80% of our tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by us, (c) maintaining a total liquidity in excess of the greater of (1) 5% of our tangible net worth or (2) $20.0 million, and (d) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1. Effective September 27, 2012, the agreements governing the Capital One Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to us as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which we report "Loans held for investment" in excess of $200.0 million on our quarterly consolidated balance sheet. Since as of December 31, 2012 we reported "Loans held for investment" in excess of $200.0 million, we will be required to test the minimum fixed charge coverage ratio beginning with the quarter ended March 31, 2013.

2015 Convertible Notes

        On December 19, 2012, we issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers' exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and other affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012, or the "Indenture," between us and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $2.1 million, were approximately $2.8 million. As of December 31, 2012, the carrying value of the 2015 Convertible Notes was $67.3 million.

        The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was approximately 9.4% for the year ended December 31, 2012. As of December 31, 2012, the interest incurred on this indebtedness was $216 thousand. The 2015 Convertible Notes will mature on December 15, 2015, or the "Maturity Date," unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

        Prior to the close of business on the business day immediately preceding June 15, 2015 holders may convert their 2015 Convertible Notes only under certain circumstances as set forth in the Indenture. On or after June 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their 2015 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, provided that we will not elect to use a settlement method that results in us issuing more than 1,853,432 shares of common stock prior to obtaining stockholder approval in accordance with certain New York Stock Exchange, or "NYSE," requirements. The conversion rate is initially 53.6107 shares of common stock per $1,000 principal amount of 2015 Convertible Notes (equivalent to an initial conversion price of approximately $18.65 per share of common stock). The conversion rate will be subject to adjustment in some events, including for regular quarterly dividends in excess of $0.35 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased but will in no event exceed 61.6523 shares of common stock per $1,000 principal amount of 2015 Convertible Notes.

        We may not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until we receive stockholder approval for issuances above this threshold. Until such stockholder approval is obtained, we may not share-settle the full conversion option. As a result, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.7 million, which represents a discount to the debt to be amortized through other interest expense using the effective interest method through the maturity of the 2015 Convertible Notes. The effective interest rate used to amortize the debt discount on the 2015 Convertible Notes is 9.4%. During each reporting period, the derivative liability is marked to fair value through earnings. As of December 31, 2012, the derivative liability had a fair value of $1.8 million. If the Company obtains stockholder approval for the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes so the conversion option can be share-settled in full at the Company's option, the conversion option may qualify for equity classification and the bifurcated derivative liability would no longer need to be accounted for as a derivative on a prospective basis from the date of reassessment. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through other interest expense.

        We do not have the right to redeem the 2015 Convertible Notes prior to the Maturity Date, except to the extent necessary to preserve our qualification as a REIT for U.S. federal income tax purposes. No sinking fund is provided for the 2015 Convertible Notes. In addition, if we undergo certain corporate events that constitute a "fundamental change," the holders of the 2015 Convertible Notes may require us to repurchase for cash all or part of their 2015 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2015 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Other Credit Facilities, Warehouse Facilities and Repurchase Agreements

        In the future, we may also use other sources of financing to fund the origination or acquisition of our target investments, including other credit facilities, warehouse facilities, repurchase facilities, convertible debt, retail notes and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

Equity Issuances

        The following summarizes the total shares of our common stock issued and proceeds we received in private and underwritten public offerings of our common stock net of offering costs for year ended December 31, 2012:

        On January 25, 2012, we entered into a subscription agreement with Ares Investments, whereby Ares Investments agreed to purchase 400,000 shares of our common stock for a total purchase price of $8.0 million, after giving effect to the reverse stock split on February 22, 2012.

        On February 6, 2012, we entered into a subscription agreement with Ares Investments, whereby Ares Investments agreed to purchase 770,000 shares of our common stock for a total purchase price of $15.4 million, after giving effect to the reverse stock split on February 22, 2012.

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

        On April 23, 2012, our charter was amended and restated to increase the number of authorized shares of our common stock and preferred stock to 450,000,000 and 50,000,000 shares, respectively. The par value remained at $0.01 per share.

        On May 1, 2012, we completed our IPO of 7,700,000 shares of our common stock at a price of $18.50 per share, raising $142.5 million in gross proceeds. Underwriting commissions of $5.3 million are reflected as a reduction of additional paid-in capital on the consolidated statement of stockholders' equity. Under the underwriting agreement, our Manager was responsible for and paid directly the underwriting commissions. Because the Manager is a related party, the payment of underwriting commissions of $5.3 million by our Manager is reflected as a contribution of additional paid-in capital on the consolidated statement of stockholders' equity in accordance with GAAP. We incurred approximately $3.5 million of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to us totaled approximately $139.0 million. We used approximately $47.3 million of the net proceeds of the IPO to repay outstanding amounts under the Wells Fargo Facility and the Citibank Facility and $6.3 million to redeem all of our issued shares of Series A Preferred Stock. The balance was used for general corporate working capital purposes and to make investments in our target investments. As of December 31, 2012, we have deployed substantially all of the net proceeds from the IPO with the exception of $20.0 million of cash reserves that we are required to maintain pursuant to the terms of the agreements governing our secured funding facilities.

Capital Markets

        In addition to borrowings, we will need to periodically raise additional capital to fund new investments. We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes. Among other things, in order to qualify and maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and, as a result, such distributions will not be available to fund investments. We may also seek to enhance the returns on our senior commercial mortgage loan investments, especially loan originations, through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a

"sale" and the loans will be removed from our balance sheet or as a "financing" and will be classified as "securitized loans" on our balance sheet, depending upon the structure of the securitization.

Leverage Policies

        We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager's assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        Contractual obligations as of December 31, 2012:

$ in millions	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$98.2	$—	$98.2	$—	$—
Citibank Facility	13.9	—	13.9	—	—
Capital One Facility	32.2	—	14.4	17.8	—
2015 Convertible Notes	69.0	—	69.0	—	—
Future Loan Funding Commitments	48.8	—	37.3	11.5	—

Total	$262.1	$—	$232.8	$29.3	$—

        We may enter into certain contracts that may contain a variety of indemnification obligations, principally with underwriters and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or VIEs, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

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

        Our Core Earnings (loss) for the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011 was approximately $621 thousand and $(163) thousand, respectively, and $0.09 and $(8.56), respectively, per weighted average share, diluted. The table below provides a reconciliation of net income (loss) to Core Earnings (loss) for these periods:

	For the Year Ended December 31, 2012		For the Period from September 1, 2011 (Inception) to December 31, 2011
$ in thousands, except per share amounts	Amount	Per Share	Amount	Per Share
Net income attributable to common stockholders	$186	$0.03	$(163)	$(8.56)
Add back: non-cash stock-based compensation	338	0.05	—	—
Add back: unrealized (gain) loss on derivative	97	0.01	—	—

Core Earnings (loss)	$621	$0.09	$(163)	$(8.56)

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

Credit Risk

        We expect to be subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. We will have exposure to credit risk on our CRE loans and other target investments. Our Manager will seek to manage credit risk by performing credit fundamental analysis of potential collateral assets. Credit risk will also be addressed through our Manager's on-going review. Our investment guidelines do not limit the amount of our equity that may be invested in any type of our target investments. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any individual target investment at any given time.

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

Interest Rate Effect on Net Interest Margin

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

        The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase and any applicable floors and caps. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

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

Interest Rate Cap and Floor Risk

        We may originate or acquire floating rate mortgage assets. These are assets in which the mortgages may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset's interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements may not be subject to similar restrictions or may have different floors and caps. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating rate mortgage assets could effectively be limited by various caps. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. In addition, in the period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on our borrowings could be fixed at a higher floor. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

        We may fund a portion of our origination or acquisition of mortgage loans with borrowings that are based on LIBOR, while the interest rates on these assets may be indexed to LIBOR or another index rate, such as the one-year Constant Maturity Treasury, or "CMT", index, the Monthly Treasury Average, or "MTA", index or the 11th District Cost of Funds Index, or "COFI." Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that may not be matched by a corresponding increase in the interest earnings on these assets. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

        Our analysis of risks is based on our Manager's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and as shown in this annual report.

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

Risk Management

        To the extent consistent with maintaining our REIT qualification, we will seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a debt investment to changes in interest rates) risks associated with holding a portfolio of our target investments. Generally, with the guidance and experience of our Manager:

  •
  we will manage our portfolio through an interactive process with Ares Management and service our self-originated investments through our Manager's servicer, which is a Standard & Poor's ranked commercial primary servicer and commercial special servicer that is included on Standard & Poor's Select Servicer List;

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

  •
  we intend to actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Manager's risk management tools such as software and services licensed or purchased from third parties and proprietary analytical methods developed by Ares Management; and

  •
  we will seek to manage credit risk through our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. In addition, with respect to any particular target investment, our Manager's investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

Item 8.    Financial Statements and Supplementary Data

        See the Index to Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2012, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2013 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        The following documents are filed as part of this annual report:

  1.
  Financial Statements—See the Index to Consolidated Financial Statements on Page F-1.

  2.
  Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

  3.
  Exhibits.

Exhibit Number		Exhibit Description
3.1	*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation(1)
3.2	*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation(1)
4.1	*	Indenture dated as of December 19, 2012, between Ares Commercial Real Estate Corporation and U.S. Bank National Association, as Trustee(2)
4.2	*	Form of 7.000% Convertible Senior Note Due 2015 (included as part of Exhibit 4.1)(2)
10.1	*	Master Loan and Security Agreement, dated as of December 8, 2011, between ACRC Lender C LLC, as borrower, and Citibank, N.A., as lender(3)
10.2	*	Custodial Agreement, dated as of December 8, 2011, between ACRC Lender C LLC, as borrower, Citibank, N.A., as lender, and U.S. Bank National Association, as custodian(3)
10.3	*	Deposit Account Control Agreement, dated as of December 8, 2011, between ACRC Lender C LLC, Citibank, N.A., as lender, and Bank of America, N.A., as bank(3)
10.4	*	Pledge and Security Agreement, dated as of December 8, 2011, by ACRC Lender LLC, as pledgor, for the benefit of Citibank, N.A., as lender(3)
10.5	*	First Amendment to Master Loan and Security Agreement, dated as of April 16, 2012, between ACRC Lender C LLC, as borrower, and Citibank, N.A., as lender(4)
10.6	*	Amended and Restated Note, dated as of April 16, 2012, between ACRC Lender C LLC, as borrower, for the benefit of Citibank, N.A., as lender(4)
10.7	*	Substitute Guaranty Agreement, dated as of May 1, 2012, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Citibank, N.A., as lender(5)
10.8	*	Master Repurchase and Securities Contract, dated as of December 14, 2011, between ACRC Lender W LLC, as seller, and Wells Fargo Bank, National Association, as buyer(3)
10.9	*	Custodial Agreement, dated as of December 14, 2011, between ACRC Lender W LLC, as seller, and Wells Fargo Bank, National Association, as buyer and custodian(3)
10.10	*
Controlled Account Agreement (Waterfall Account), dated as of December 14, 2011, between ACRC Lender W LLC, as debtor, and Wells Fargo Bank, National Association, as secured party and depository bank(3)
10.11	*	Pledge Agreement, dated as of December 14, 2011, by ACRC Lender LLC, as pledgor, in favor of Wells Fargo Bank, National Association, as secured party(3)

Exhibit Number		Exhibit Description
10.12	*	Amendment No. 1 to the Master Repurchase and Securities Contract, dated as of May 22, 2012, among ACRC Lender W LLC, as seller, ACRC Holdings LLC, as original guarantor, Ares Commercial Real Estate Corporation, as new guarantor and Wells Fargo Bank, National Association, as buyer(8)
10.13	*	Guarantee Agreement, dated as of May 22, 2012, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Wells Fargo Bank, National Association, as bank(8)
10.14	*
Amendment No. 1 to Guarantee Agreement dated effective as of June 29, 2012, between Ares Commercial Real Estate Corporation, as guarantor and Wells Fargo Bank, National Association, as beneficiary, and acknowledged by ACRC Lender W LLC, as seller(6)
10.15	*	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC(5)
10.16	*	Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation(5)
10.17	*	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC(5)
10.18	*
Master Revolving Line of Credit Agreement, dated May 18, 2012, among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender(8)
10.19	*	Guaranty Agreement, dated as of May 18, 2012, by Ares Commercial Real Estate Corporation, as guarantor, for the benefit of Capital One, National Association, as lender(8)
10.20	*
First Amendment to Master Revolving Line of Credit Loan Agreement, dated September 27, 2012, between and among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender(9)
10.21	*	2012 Equity Incentive Plan(1)
10.22	*	Form of Restricted Stock Agreement(7)
10.23	*	Form of Indemnification Agreement with directors and certain officers(5)
10.24	*	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC(5)
14.1		Code of Business Conduct and Ethics of Ares Commercial Real Estate Corporation
21.1	*	Subsidiaries of Ares Commercial Real Estate Corporation(10)
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document

Exhibit Number	Exhibit Description
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Previously filed

(1)
Incorporated by reference to Exhibits 3.1, 3.2 and 10.1, as applicable, to the Company's Form S-8 (File No. 333-181077), filed on May 1, 2012.

(2)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable to the Company's Form 8-K (File No. 001-35517), filed on December 19, 2012.

(3)
Incorporated by reference to Exhibits 10.8, 10.11, 10.12, 10.15, 10.18, 10.21, 10.22 and 10.25, as applicable, to the Company's Registration Statement on Amendment No. 4 to Form S-11 (File No. 333-176841), filed on April 17, 2012.

(4)
Incorporated by reference to Exhibits 10.9 and 10.17, as applicable, to the Company's Registration Statement on Amendment No. 5 to Form S-11 (File No. 333-176841), filed on April 20, 2012.

(5)
Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6, as applicable to the Company's Form 8-K (File No. 001-35517), filed on May 4, 2012.

(6)
Incorporated by reference to Exhibit 10.15 to the Company's Form 10-Q for the period ending June 30, 2012 (File No. 001-35517), filed on August 14, 2012.

(7)
Incorporated by reference to Exhibits 10.4 to the Company's Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-176841), filed on April 12, 2012.

(8)
Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 as applicable to the Company's Form 8-K (File No. 001-35517), filed on May 24, 2012.

(9)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ending September 30, 2012 (File No. 001-35517), filed on November 7, 2012.

(10)
Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Amendment No. 2 to Form S-11 (File No. 333-176841), filed on March 21, 2012.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations for the year ended December 31, 2012, and the Period from September 1, 2011 (Inception) to December 31, 2011	F-4
Consolidated Statements of Stockholders' Equity for the year ended December 31, 2012, and the Period from September 1, 2011 (Inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2012, and the Period from September 1, 2011 (Inception) to December 31, 2011	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ares Commercial Real Estate Corporation

        We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2012 and the period from September 1, 2011 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ares Commercial Real Estate Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 and the period from September 1, 2011 (Inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
April 1, 2013

ARES COMMERICAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$23,390	$1,240
Restricted cash	3,210	—
Loans held for investment	353,500	4,945
Accrued interest receivable	1,746	3
Deferred financing costs, net	5,168	1,194
Other assets	845	205

Total assets	$387,859	$7,587

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured financing agreements	$144,256	$—
Convertible notes	67,289	—
Derivative liability	1,825	—
Accounts payable and accrued expenses	1,788	323
Due to affiliate	1,320	827
Dividends payable	2,316	—
Other liabilities	3,627	—

Total liabilities	222,421	1,150

Commitments and contingencies (Note 5)
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 and no shares authorized at December 31, 2012 and December 31, 2011, respectively, no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, par value $0.01 per share, 450,000,000 and 100,000 shares authorized at December 31, 2012 and December 31, 2011, respectively, 9,267,162 and no shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	92	—
Additional paid in capital	169,200	6,600
Accumulated deficit	(3,854)	(163)

Total stockholders' equity	165,438	6,437

Total liabilities and stockholders' equity	$387,859	$7,587

See accompanying notes to consolidated financial statements.

ARES COMMERICAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31, 2012	For the Period from September 1, 2011 (Inception) to December 31, 2011
Net interest margin:
Interest income	$9,278	$3
Interest expense (from secured funding facilities)	(2,342)	(39)

Net interest margin (loss)	6,936	(36)

Expenses:
Other interest expense	313	—
Management fees to affiliate	1,665	—
Professional fees	1,194	58
General and administrative expenses	1,285	69
General and administrative expenses reimbursed to affiliate	1,619	—

Total expenses	6,076	127

Net income (loss)	860	(163)
Less income (loss) attributable to Series A Convertible Preferred Stock:
Preferred dividends	(102)	—
Accretion of redemption premium	(572)	—

Net income (loss) attributable to common stockholders	$186	$(163)

Net income (loss) per common share:
Basic and diluted earnings (loss) per common share	$0.03	$(8.56)
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	6,532,706	19,052
Diluted weighted average shares of common stock outstanding	6,567,309	19,052

See accompanying notes to consolidated financial statements.

ARES COMMERICAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at September 1, 2011 (Inception)	—	$—	$—	$—	$—
Private issuance of common stock	—	—	6,600	—	6,600
Net loss	—	—	—	(163)	(163)

Balance at December 31, 2011	—	—	6,600	(163)	6,437
Authorized increase in shares of common stock	330,000	3	(3)	—	—
Private issuance of common stock	1,170,000	12	23,388	—	23,400
Proceeds from public offering of common stock	7,700,000	77	142,373	—	142,450
Stock-based compensation	67,162	—	338	—	338
Offering costs	—	—	(3,496)	—	(3,496)
Net income (loss) attributable to common stockholders	—	—	—	186	186
Dividends declared ($0.67 per share)(1)	—	—	—	(3,877)	(3,877)

Balance at December 31, 2012	9,267,162	$92	$169,200	$(3,854)	$165,438

(1)
See Note 11.

See accompanying notes to consolidated financial statements.

ARES COMMERICAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2012	For the Period From September 1, 2011 (Inception) to December 31, 2011
Operating activities:
Net income (loss)	$860	$(163)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of deferred financing costs	698	39
Accretion of deferred loan origination fees and costs	(400)	—
Stock based compensation	338	—
Unrealized loss (gain) on derivatives	97	—
Changes in operating assets and liabilities:
Interest receivable	(1,743)	(3)
Other assets	(615)	(9)
Due to affiliate	1,089	231
Refundable deposits	(150)	200
Accounts payable and accrued expenses	1,778	123

Net cash provided by operating activities	1,952	418

Investing activities:
Issuance of and fundings on loans held for investment	(351,875)	(5,055)
Principal repayment of loans held for investment	180	—
Receipt of origination fees	3,540	110

Net cash used in investing activities	(348,155)	(4,945)

Financing activities:
Proceeds from secured funding arrangements	278,353	—
Repayments of secured funding arrangements	(134,097)	—
Secured funding costs	(2,323)	(833)
Proceeds from unsecured convertible debt	69,000	—
Convertible notes issuance costs	(2,748)	—
Series A preferred dividend	(102)	—
Proceeds from issuance of Series A Convertible Preferred Stock	5,723	—
Redemption of Series A Convertible Preferred Stock	(6,295)	—
Proceeds from issuance of common stock	165,850	6,600
Payment of offering costs	(3,448)	—
Common dividend payment	(1,560)	—

Net cash provided by financing activities	368,353	5,767

Change in cash and cash equivalents	22,150	1,240
Cash and cash equivalents, beginning of period	1,240	—

Cash and cash equivalents, end of period	$23,390	$1,240

Supplemental Information:
Interest paid during the period	$1,254	$—
Supplemental disclosure of noncash financing activities:
Dividends payable	$2,316	$—
Accrued offering costs	$244	$596

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2012
(in thousands, except share and per share data, percentages and as otherwise indicated)

1.     ORGANIZATION

        Ares Commercial Real Estate Corporation (together with our consolidated subsidiaries, the "Company," "ACRE," "we," "us" and "our") is a Maryland corporation that was incorporated on September 1, 2011, and was initially funded and commenced investment operations on December 9, 2011. The Company is focused primarily on originating, investing in and managing middle-market commercial real estate ("CRE") loans and other CRE-related investments. ACRE completed the initial public offering (the "IPO") of its common stock on May 1, 2012. The Company is externally managed by Ares Commercial Real Estate Management LLC ("ACREM" or our "Manager"), a Securities and Exchange Commission registered investment adviser and a wholly owned subsidiary of Ares Management LLC, a global alternative asset manager and also a Securities and Exchange Commission registered investment adviser.

        The Company's target investments include: "transitional senior" mortgage loans, "stretch senior" mortgage loans, subordinate debt mortgage loans such as B-notes and mezzanine loans and other select CRE debt and preferred equity investments. "Transitional senior" mortgage loans provide strategic, flexible, short-term financing solutions on transitional CRE middle-market assets that are the subject of a business plan that is expected to enhance the value of the property. They are usually funded over time as the borrower's business plan for the property is executed, and have a lower initial loan-to-value ratio as compared to "stretch senior" mortgage loans, with the loan-to-value ratios increasing as the loan is further funded over time. "Stretch senior" mortgage loans provide flexible "one stop" financing on quality CRE middle-market assets that are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows, with the mortgage loans having higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans and are typically fully funded at closing and non-recourse to the borrower (as compared to conventional mortgage loans, which are usually full recourse to the borrower).

        The Company intends to elect and qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the Company's taxable year ended December 31, 2012. The Company generally will not be subject to U.S. federal income taxes on the Company's REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that the Company annually distributes all of its REIT taxable income to stockholders and complies with various other requirements as a REIT.

2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles ("GAAP"), and includes the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company's results of its operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

        Cash and cash equivalents include funds on deposit with financial institutions.

Restricted Cash

        Restricted cash includes escrow deposits for taxes, insurance, leasing outlays, capital expenditures, tenant security deposits, and payments required under certain loan agreements. These escrow deposits are held on behalf of the respective borrowers and are offset by escrow liabilities included in other liabilities on the consolidated balance sheets.

Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and loans held for investment. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the Federal Deposit Insurance Corporation, or "FDIC", insured limit. The Company has exposure to credit risk on its CRE loans and other target investments. The Company's Manager will seek to manage credit risk by performing credit fundamental analysis of potential collateral assets.

Loans Held for Investment

        The Company originates CRE debt and related instruments generally to be held for investment and to maturity. Loans that are held for investment are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired.

        Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, the Company will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate.

        Each loan classified as held for investment is evaluated for impairment on a periodic basis. Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower could impact the expected amounts received and are therefore regularly evaluated. The Company monitors performance of its investment portfolio under the following methodology (1) borrower review, which analyzes the borrower's ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower's exit plan, among other factors.

        In addition, we evaluate the entire portfolio to determine whether the portfolio has any impairments that require a general valuation allowance on the remainder of the loan portfolio. As of December 31, 2012, there are no impairments on the Company's loan portfolio.

Underwriting Commissions and Offering Costs

        Underwriting commissions and offering costs incurred in connection with common stock offerings are reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering are expensed. Underwriting commissions that are the responsibility of and paid by a related party, such as our Company's Manager, are reflected as a contribution of additional paid in capital from a sponsor in the consolidated financial statements.

Revenue Recognition

        Interest income is accrued based on the outstanding principal amount and the contractual terms of each loan. Origination fees, contractual exit fees and direct loan origination costs are also recognized in interest income over the initial loan term as a yield adjustment using the effective interest method.

Deferred Financing Costs

        Deferred financing costs are capitalized and amortized over the terms of the respective debt instrument.

Fair Value Measurements

        The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The only financial instruments recorded at fair value on a recurring basis in the Company's consolidated financial statements are derivative instruments. The Company has not elected the fair value option for the remaining financial instruments, including loans held for investment, secured funding agreements and other debt instruments. Such financial instruments are carried at cost. Fair value is separately disclosed (see Note 9). The three levels of inputs that may be used to measure fair value are as follows:

          Level 1—Quoted prices in active markets for identical assets or liabilities.

          Level 2—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

          Level 3—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

Stock Based Compensation

        The Company recognizes the cost of stock based compensation and payment transactions using the same expense category as would be charged for payments in cash. The fair value of the restricted stock or restricted stock units granted is recorded to expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders' equity. For grants to directors and officers, the fair value is determined based upon the market price of the stock on the grant date.

Earnings per Share

        The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company's restricted stock and restricted stock units, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock and restricted stock units and convertible debt, except when doing so would be anti-dilutive.

Derivative Financial Instruments

        The Company does not hold or issue derivative instruments for trading purposes. The Company recognizes derivatives on its balance sheet, measures them at their estimated fair value using Level III inputs under an option pricing model and recognizes changes in their estimated fair value in the Company's results of operations for the period in which the change occurs. On December 19, 2012, the Company issued $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015 (the "2015 Convertible Notes"). The conversion features of the 2015 Convertible Notes are deemed to be an embedded derivative under Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, the Company is required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. The Company will recognize the embedded derivative as a liability on its balance sheet, measure it at its estimated fair value and recognize changes in its estimated fair value in the Company's results of operations for the period in which the change occurs.

Income Taxes

        The Company intends to elect and qualify for taxation as a REIT. As a result of the Company's expected REIT qualification and its distribution policy, the Company does not generally expect to pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company's REIT taxable income to the Company's stockholders. If the Company has previously qualified as a REIT and fails to qualify as a REIT in any subsequent taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for the Company's four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company's income and property and to U.S. federal income and excise taxes on the Company's undistributed REIT taxable income.

        ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2012, the Company has not recorded a reserve for any uncertain income tax positions; therefore, there has been no interest or penalties incurred to date.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of derivatives.

Segment Reporting

        For the year ended December 31, 2012, the Company operated in one business segment. The Company is primarily engaged in originating, investing in and managing commercial mortgage loans and other CRE related debt investments.

3.     LOANS HELD FOR INVESTMENT

        As of December 31, 2012, the Company has originated or co-originated 15 loans secured by CRE middle market properties. The aggregate originated commitment under these loans at closing was approximately $405.7 million, of which $356.7 in total principal remained outstanding as of December 31, 2012. For the year ended December 31, 2012, the Company had funded approximately $351.9 million and received repayments of $180 thousand on its net $405.7 million of commitments at closing as described in more detail in the tables below. Such investments are referred to herein as the Company's investment portfolio. The following tables present an overview of the Company's current investment portfolio, based on information available as of December 31, 2012. References to LIBOR are to 30-day LIBOR (unless otherwise specifically stated).

(amounts in millions, except percentages)

Loan Type	Location	Total Commitment (at closing)		Outstanding Principal		Carrying Amount(1)		Interest Rate		LIBOR Floor	Unleveraged Effective Yield(2)	Maturity Date(3)	Payment Terms(4)
Transitional Senior Mortgage Loans
Apartment	Brandon, FL	$49.6		$43.4		$42.9	(5)	L+4.80%		0.5%	5.9%	Jan 2016	I/O
Office	Austin, TX	38.0		30.8		30.5		L+5.75%- L+5.25%	(6)	1.0%	7.5%	Mar 2015	I/O
Apartment	New York, NY	36.1		30.8		30.5		L+5.00%		0.8%	6.1%	Oct 2017	I/O
Office	Cincinnati, OH	35.5		26.9		26.7		L+5.35%	(7)	0.3%	6.0%	Nov 2015	I/O
Apartment	New York, NY	26.3		22.7		22.5		L+5.75%- L+5.00%	(8)	0.2%	6.5%	Dec 2015	I/O
Apartment	New York, NY	21.9		18.4		18.3		L+5.75%- L+5.00%	(8)	0.2%	6.5%	Dec 2015	I/O
Apartment	New York, NY	21.8		18.6		18.4		L+5.75%- L+5.00%	(8)	0.2%	6.5%	Dec 2015	I/O
Apartment	Avondale, AZ	22.1		20.6		20.4		L+4.25%		1.0%	5.8%	Sep 2015	I/O
Office	Denver, CO	11.0		8.3		8.2		L+5.50%		1.0%	7.3%	Jan 2015	I/O
Stretch Senior Mortgage Loans
Office	Miami, FL	47.0		47.0		46.6	(5)	L+5.25%		1.0%	6.6%	Oct 2015	I/O
Office	Boston, MA	35.0		34.8		34.6		L+5.65%		0.7%	6.8%	Mar 2015	P&I
Apartment	Arlington, VA	13.4		13.4		13.3		L+5.15%		0.3%	6.1%	Dec 2014	I/O
Subordinated Debt Investments
Apartment	Rocklin, CA	18.7		18.7	(9)	18.5		L+6.40%	(10)	1.0%	10.0%	Dec 2013	I/O
Office	Fort Lauderdale, FL	15.0	(11)	8.0		7.9		L+10.75%- L+8.18%	(12)	0.8%	12.1%	Feb 2015	I/O
Office	Atlanta, GA	14.3		14.3		14.2		10.50%	(13)	—	11.0%	Aug 2017	I/O

Total/Average		$405.7		$356.7		$353.5					7.4%

(1)
The difference between the carrying amount and the outstanding principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults.

(3)
The Boston and Arlington loans are subject to one 12-month extension option. The Miami, Austin, Avondale, Brandon, Cincinnati, New York (the loans with a Maturity Date of December 2015) and Fort Lauderdale loans are subject to two 12-month extension options. The Rocklin loan is subject to one 6-month extension option.

(4)
P&I = principal and interest; I/O = interest only.

(5)
The Carrying Amount of this loan is above 10%, but less than 20%, of total assets of the Company.

(6)
The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.25%.

(7)
The initial interest rate for this loan of L+5.35% steps down based on performance hurdles to L+5.00%.

(8)
The initial rate for this loan of L+5.75% steps down based on performance hurdles to L+5.00%.

(9)
This loan was co-originated with a third party using an A/B structure, with a cumulative interest rate of L + 4.10% and a LIBOR minimum rate ("LIBOR Floor") of 1.00%. The fully funded A-Note (held by a third party) has an interest rate of L + 2.75% with no LIBOR Floor and the Company's B-Note receives the full benefit of the LIBOR Floor on the full $50.5 million balance of the loan, which would result in an interest rate on the Company's B-Note of 9.10% if LIBOR was equal to 0.0% and 7.40% if LIBOR was equal to 1.0%, with the interest rate on the B-Note equal to L + 6.40% if LIBOR is greater than 1.0%.

(10)
The B-Note has an initial interest rate of L + 6.40% subject to a 1.00% LIBOR floor (with the benefit of any difference between actual LIBOR and the LIBOR floor on the A-Note and B-Note accruing to the B-Note).

(11)
The total commitment the Company co-originated was a $37.0 million first mortgage, of which a $22.0 million A-Note was fully funded by Citibank, N.A. The Company funded a $15.0 million B-Note.

(12)
This loan was co-originated with a third party using an A/B structure, with a cumulative interest rate of L + 5.25% and a LIBOR floor of 0.75%. The fully funded A-Note (held by a third party) has an interest rate of L + 3.25% with the LIBOR Floor, resulting in an initial interest rate on the Company's B-Note of L + 10.75% with the LIBOR Floor. As the Company funds additional proceeds on the B-Note, the interest rate will decrease and the fully funded B-Note ($15.0 million) will have an interest rate of LIBOR + 8.18% with the LIBOR Floor.

(13)
The interest rate for this loan increases to 11.0% on September 1, 2014.

        The Company's investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize the Company's loans held for investment as of December 31, 2012 and 2011:

	December 31, 2012
$ in thousands	Carrying Amount	Outstanding Principal	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield	Weighted Average Remaining Life* (Years)
Senior mortgage loans	$312,883	$315,750	5.9%	6.8%	2.8
Subordinated and mezzanine loans	40,617	41,000	9.9%	11.4%	2.4

Total	$353,500	$356,750	6.4%	7.4%	2.8

	December 31, 2011
	Carrying Amount	Outstanding Principal	Interest Rate	Unleveraged Effective Yield	Remaining Life* (Years)
Senior mortgage loans	$4,945	$5,055	6.5%	6.6%	3.0

*
Remaining life is calculated based on the remaining term of the loan from the reporting date multiplied by the weighted average loan balance divided by the total weighted average loan balance for each type of loan held for investment.

        For the year ended December 31, 2012, the activity in the Company's loan portfolio was as follows ($ in thousands):

Balance at December 31, 2011	$4,945
Initial funding	347,779
Receipt of origination fee, net of costs	(3,540)
Additional funding	4,096
Amortizing payments	(180)
Origination fee accretion	400

Balance at December 31, 2012	$353,500

        No impairment charges have been recognized as of December 31, 2012 and December 31, 2011.

4.     DEBT

Secured Funding Agreements

	As of December 31, 2012		As of December 31, 2011
$ in thousands	Outstanding Balances	Total Commitment	Outstanding Balances	Total Commitment
Wells Fargo Facility	$98,196	$172,500	$—	$75,000
Citibank Facility	13,900	86,225	—	50,000
Capital One Facility	32,160	50,000	—	—

Total	$144,256	$308,725	$—	$125,000

        The secured funding arrangements are generally collateralized by assignments of specific loans held for investment originated by the Company. The secured funding arrangements are guaranteed by the Company.

        Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investments with the secured funding agreement used to fund them.

Wells Fargo Facility

        On December 14, 2011, the Company entered into a $75.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association (the "Wells Fargo Facility"), pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On May 22, 2012, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the total commitment under the Wells Fargo Facility from $75.0 million to $172.5 million. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50%-2.75%. On May 15, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility. For the year ended December 31, 2012, the Company incurred a non-utilization fee of $222 thousand. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of December 31, 2012, the outstanding balance on the Wells Fargo Facility was $98.2 million.

        The Wells Fargo Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company's subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to total assets of not more than 75%, (g) maintaining liquidity in an amount not less than the greater of (1) 5% of the Company's tangible net worth or (2) $20.0 million, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1, and (i) maintaining a tangible net worth of at least the sum of (1) $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by us. Effective June 29, 2012, the agreements governing the Wells Fargo Facility were further amended to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which the Company reports "Loans held for investment" in excess of $200.0 million on its quarterly consolidated balance sheet. Since as of December 31, 2012 the Company reported "Loans held for investment" in excess of $200.0 million, the Company will be required to test the minimum fixed charge coverage ratio beginning with the quarter ended March 31, 2013. As of December 31, 2012, the Company was in compliance in all material respects with the terms of the Wells Fargo Facility.

Citibank Facility

        On December 8, 2011, the Company entered into a $50.0 million secured revolving funding facility arranged by Citibank, N.A. (the "Citibank Facility") pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to, among other things, increase the total commitment under the Citibank Facility from $50.0 million to $86.2 million. Under the Citibank Facility, the Company borrows funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by the Company. Advances under the Citibank Facility accrue interest at a per annum rate based on LIBOR. The margin can vary between 2.50% and 3.50% over the greater of LIBOR and 0.5%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of the Company's wholly owned subsidiaries and the borrower under the Citibank Facility. On March 3, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility. For the year ended December 31, 2012, the Company incurred a non-utilization fee of $133 thousand. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. The end of the funding period is December 8, 2013, and may be extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring. As of December 31, 2012, the outstanding balance on the Citibank Facility was $13.9 million.

        The Citibank Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company's subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company's tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $20.0 million or (2) 5% of the Company's tangible net worth, (c) a cap on the Company's distributions of the greater of (1) 100% of the Company's taxable net income, or (2) such amount as is necessary to maintain the Company's status as a REIT, and (d) if the Company's average debt yield across the portfolio of assets that are financed with the Citibank Facility falls below certain thresholds, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2012, the Company was in compliance in all material respects with the terms of the Citibank Facility.

Capital One Facility

        On May 18, 2012, the Company entered into a $50.0 million secured revolving funding facility with Capital One, National Association (the "Capital One Facility"), pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans, subject to available collateral.

        Under the Capital One Facility, the Company borrows funds on a revolving basis in the form of individual loans evidenced by individual notes. Each individual loan is secured by an underlying loan originated by us. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%. The Company may request individual loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at the lender's discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of December 31, 2012, the outstanding balance on the Capital One Facility was $32.2 million. The Company does not incur a non-utilization fee under the terms of the Capital One Facility.

        The Capital One Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company's subsidiaries, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company's tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by the Company, (c) maintaining a total liquidity in excess of the greater of (1) 5% of the Company's tangible net worth or (2) $20.0 million, and (d) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1. Effective September 27, 2012, the agreements governing the Capital One Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which the Company reports "Loans held for investment" in excess of $200.0 million on the Company's quarterly consolidated balance sheet. Since as of December 31, 2012 the Company reported "Loans held for investment" in excess of $200.0 million, the Company will be required to test the minimum fixed charge coverage ratio beginning with the quarter ended March 31, 2013. As of December 31,

2012, the Company was in compliance in all material respects with the terms of the Capital One Facility.

2015 Convertible Notes

        On December 19, 2012, the Company issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers' exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and other affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $2.1 million, were approximately $2.8 million. As of December 31, 2012, the carrying value of the 2015 Convertible Notes was $67.3 million.

        The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was approximately 9.4% for the year ended December 31, 2012. As of December 31, 2012, the interest charged on this indebtedness was $216 thousand. The 2015 Convertible Notes will mature on December 15, 2015 (the "Maturity Date"), unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are the Company's senior unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

        Prior to the close of business on the business day immediately preceding June 15, 2015 holders may convert their 2015 Convertible Notes only under certain circumstances as set forth in the Indenture. On or after June 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their 2015 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock, provided that the Company will not elect to use a settlement method that results in it issuing more than 1,853,432 shares of common stock prior to obtaining stockholder approval in accordance with certain New York Stock Exchange ("NYSE") requirements. The conversion rate is initially 53.6107 shares of common stock per $1,000 principal amount of 2015 Convertible Notes (equivalent to an initial conversion price of approximately $18.65 per share of common stock). The conversion rate will be subject to adjustment in some events, including for regular quarterly dividends in excess of $0.35 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased but will in no event exceed 61.6523 shares of common stock per $1,000 principal amount of 2015 Convertible Notes.

        The Company may not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until the Company receives stockholder approval for issuances above this threshold. Until such stockholder approval is obtained, the Company may not share-settle the full conversion option. As a result, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.7 million, which represents a discount to the debt to be amortized through other interest expense using the effective interest method through the maturity of the 2015 Convertible Notes. The effective interest rate used to amortize the debt discount on the 2015 Convertible Notes is 9.4%. During each reporting period, the derivative liability is marked to fair value through earnings. As of December 31, 2012, the derivative liability had a fair value of $1.8 million. If the Company obtains stockholder approval for the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes so the conversion option can be share-settled in full at the Company's option, the conversion option may qualify for equity classification and the bifurcated derivative liability would no longer need to be accounted for as a derivative on a prospective basis from the date of reassessment. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through other interest expense.

        The Company does not have the right to redeem the 2015 Convertible Notes prior to the Maturity Date, except to the extent necessary to preserve its qualification as a REIT for U.S. federal income tax purposes. No sinking fund is provided for the 2015 Convertible Notes. In addition, if the Company undergoes certain corporate events that constitute a "fundamental change," the holders of the 2015 Convertible Notes may require the Company to repurchase for cash all or part of their 2015 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2015 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

        At December 31, 2012, approximate principal maturities of the Company's secured funding agreements and the 2015 Convertible Notes are as follows (amounts in thousands):

	Wells Fargo Facility	Citibank Facility	Capital One Facility	2015 Convertible Notes
2013	$—	$—	$—	$—
2014	98,196	9,490	—	—
2015	—	4,410	14,420	69,000
2016	—	—	—	—
2017	—	—	17,740	—
Thereafter	—	—	—	—

	$98,196	$13,900	$32,160	$69,000

Weighted average effective rate	2.8%	3.4%	3.1%	9.4%

5.     COMMITMENTS AND CONTINGENCIES

        The Company has various commitments to fund investments in its portfolio as described below.

        As of December 31, 2012 and December 31, 2011, the Company had the following commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated and mezzanine debt investments:

	As of
$ in thousands	December 31, 2012	December 31, 2011
Total commitments	$405,695	$11,000
Less: funded commitments	(356,930)	(5,055)

Total unfunded commitments	$48,765	$5,945

        The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2012, the Company is not aware of any legal claims.

6.     SERIES A CONVERTIBLE PREFERRED STOCK

        On February 8, 2012, the Company's board of directors adopted resolutions classifying and designating 600 shares of authorized preferred stock as shares of Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"). Holders of shares of Series A Preferred Stock were entitled to receive, when and as authorized by the Company's board of directors and declared by us out of funds legally available for that purpose, dividends at the Prevailing Dividend Rate, compounded quarterly. The "Prevailing Dividend Rate" means (a) beginning on the issue date through and including December 31, 2012, 10% per annum, (b) beginning on January 1, 2013 through and including December 31, 2013, 11% per annum, (c) beginning on January 1, 2014 through and including December 31, 2014, 12% per annum, and (d) beginning on January 1, 2015 and thereafter, 13% per annum; provided, however, that the Prevailing Dividend Rate may decrease by certain specified amounts if the Company achieves a certain coverage ratio.

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

        During the year ended December 31, 2012, the Company issued 114.4578 shares of Series A Preferred Stock for an aggregate subscription price of approximately $5.7 million, paid a cash dividend of $102 thousand, and recognized the accretion of $572 thousand for the redemption premium for a total balance of approximately $6.3 million. The redemption price for redeemed shares of Series A Preferred Stock was equal to (i) the sum of (a) the subscription price, (b) any dividends per share added thereto pursuant to the terms of the Series A Preferred Stock and (c) any accrued and unpaid dividends per share plus (ii) an amount equal to a percentage of the subscription price of the Series A Preferred Stock and 10%.

7.     STOCKHOLDERS' EQUITY

        In December 2011, Ares Investments Holdings LLC ("Ares Investments"), an affiliate of ACREM, contributed $6.6 million to the Company in exchange for the Company's agreement to effectively issue 330,000 shares of the Company's common stock upon an increase in the authorized number of shares of the Company's common stock. Although there were no shares of the Company's common stock issued and outstanding as of December 31, 2011, the accompanying consolidated financial statements assume these shares of common stock were issued to Ares Investments during the period ended December 31, 2011 for the purposes of additional paid-in capital, accumulated deficit, total stockholders' equity and earnings per share.

        On January 25, 2012, the Company entered into a subscription agreement with Ares Investments, whereby Ares Investments agreed to purchase 400,000 shares of the Company's common stock for a total purchase price of $8.0 million, after giving effect to the reverse stock split on February 22, 2012.

        On February 6, 2012, the Company entered into a subscription agreement with Ares Investments, whereby Ares Investments agreed to purchase 770,000 shares of the Company's common stock for a total purchase price of $15.4 million, after giving effect to the reverse stock split on February 22, 2012.

        On February 8, 2012, the charter of the Company was amended and restated to increase the number of authorized shares of the Company's common stock and preferred stock to 95,000,000 and 5,000,000 shares, respectively. The par value remained at $0.01 per share.

        On February 22, 2012, the Company's board of directors and Ares Investments approved a one-for-two reverse stock split whereby every two shares of common stock that were issued and outstanding immediately prior to this date were changed into one issued and outstanding share of the Company's common stock.

        On April 23, 2012, the charter of the Company was amended to increase the number of authorized shares of common stock and preferred stock of the Company to 450,000,000 and 50,000,000 shares, respectively. The par value remained at $0.01 per share.

        On May 1, 2012, the Company completed its IPO of 7,700,000 shares of its common stock at a price of $18.50 per share, raising approximately $142.5 million in gross proceeds. The underwriting commissions of approximately $5.3 million are reflected as a reduction of additional paid-in capital on the consolidated statement of stockholders' equity. Under the underwriting agreement, the Company's Manager was responsible for and paid directly the underwriting commissions. Because the Manager is a related party, the payment of underwriting commission of approximately $5.3 million by the Company's Manager is reflected as a contribution of additional paid-in capital on the consolidated statement of stockholders' equity in accordance with GAAP. The Company incurred approximately $3.5 million of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $139.0 million. The Company used approximately $47.3 million of the net proceeds of the IPO to repay outstanding amounts under the Wells Fargo Facility and the Citibank Facility and approximately $6.3 million to redeem all of its issued shares of Series A Preferred Stock. The balance was used for general corporate working capital purposes and to make investments in the Company's target investments.

Equity Incentive Plan

        On April 23, 2012, the Company adopted an equity incentive plan (the "2012 Equity Incentive Plan"). Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company's common stock, restricted stock units and/or other equity-based awards to the Company's outside directors, the Company's Chief Financial Officer, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of the Company's common stock immediately after giving effect to the issuance of the shares sold in the IPO). Any restricted shares of the Company's common stock and restricted stock units will be accounted for under ASC 718, Stock Compensation, resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

        On May 1, 2012, in connection with the IPO, the Company granted 5,000 restricted shares of common stock to each of the Company's five independent directors. In addition, on June 18, 2012, Mr. Rosen, an outside director, was granted 5,000 restricted shares of common stock as an award granted pursuant to the 2012 Equity Incentive Plan. These awards of 5,000 restricted shares vest ratably on a quarterly basis over a three year period beginning on July 1, 2012. In addition, on May 1, 2012, each of the Company's five independent directors were granted approximately 2,027 restricted shares of common stock as 2012 annual compensation awards granted pursuant to the 2012 Equity Incentive Plan. On June 18, 2012, Mr. Rosen was also granted 2,027 restricted shares of common stock as a 2012 annual compensation award granted pursuant to the 2012 Equity Incentive Plan. These awards of 2,027 restricted shares in respect of annual directors' fees vest ratably on a quarterly basis over a one year period beginning on July 1, 2012. As of December 31, 2012, 4,998 shares of the total 30,000 restricted shares of common stock granted to Mr. Rosen and the Company's five independent directors, as initial grants in connection with the IPO have vested. As of December 31, 2012, 6,084 shares of the total 12,162 restricted shares of common stock granted to Mr. Rosen and the Company's five independent directors in respect of 2012 annual compensation have vested.

        On July 9, 2012, in connection with his appointment as Chief Financial Officer of the Company, Tae-Sik Yoon was granted 25,000 restricted shares of the Company's common stock as an award granted pursuant to the 2012 Equity Incentive Plan. These shares of restricted stock vest ratably on a quarterly basis over a four-year period that began on October 1, 2012, subject to certain conditions. As of December 31, 2012, 1,564 shares of the total 25,000 restricted shares of the Company's common stock granted to Mr. Yoon have vested.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Total
Balance as of December 31, 2011	—	—	—
Granted	42,162	25,000	67,162
Vested	(11,082)	(1,564)	(12,646)
Forfeited	—	—	—

Balance as of December 31, 2012	31,080	23,436	54,516

Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Total
2012	11,082	1,564	12,646
2013	16,080	6,250	22,330
2014	10,002	6,250	16,252
2015	4,998	6,250	11,248
2016	—	4,686	4,686

Total	42,162	25,000	67,162

        The following table summarizes the compensation expense included in general and administrative expenses, the total fair value of shares vested and the aggregate grant date fair value of the restricted stock granted to the directors and officers of the Company (in thousands):

	For the Year Ended December 31, 2012
	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Total
Compensation expense included in general and administrative expenses	$285	$53	$338
Total fair value of shares vested(1)	182	26	208
Aggregate grant date fair value	756	423

(1)
Based on the closing price of the Company's common stock on the NYSE on each vesting date.

        As of December 31, 2012, the total compensation cost related to non-vested awards not yet recognized totaled $20 thousand and the weighted-average period over which the non-vested awards are expected to be recognized is 2.57 years.

8.     EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted earnings (loss) per common share for the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011:

$ in thousands (except share and per share data)	For the Year Ended December 31, 2012	For the Period From September 1, 2011 (Inception) to December 31, 2011
Net income (loss) attributable to common stockholders:	$186	$(163)
Divided by:
Basic weighted average shares of common stock outstanding:	6,532,706	19,052
Diluted weighted average shares of common stock outstanding:	6,567,309	19,052

Basic and diluted earnings (loss) per common share:	$0.03	$(8.56)

        The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the year ended December 31, 2012.

9.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company follows ASC 820-10, which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The only financial instruments recorded at fair value on a recurring basis in the Company's consolidated financial statements are derivative instruments. The Company has not elected the fair value option for the remaining financial instruments, including loans held for investment, secured funding agreements and other debt instruments. Such financial instruments are carried at cost. ASC 820-10 specifies a hierarchy of valuation techniques based on the inputs used in measuring fair value. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

        The three levels of inputs that may be used to measure fair value are as follows:

        Level I—Quoted prices in active markets for identical assets or liabilities.

        Level II—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

        Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

        GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by the Company's management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

Financial Instruments reported at fair value

        The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP, including derivative instruments. The Company did not have any other financial instruments at December 31, 2012 or December 31, 2011 that were required to be carried at fair value. The carrying values of cash and cash equivalents, restricted cash, interest receivable and accrued expenses approximate their fair values due to their short-term nature.

        The following table summarizes the levels in the fair value hierarchy into which the Company's financial instruments were categorized as of December 31, 2012 (in thousands):

	Fair Value as of December 31, 2012
	Level I	Level II	Level III	Total
Derivative instruments	$—	$—	$1,825	$1,825

        The valuation of derivative instruments are determined using widely accepted valuation techniques, including market yield analysis and discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs to the extent available, including interest rate curves, spot and market forward points.

        The following table summarizes the significant unobservable inputs the Company used to value the derivative liability categorized within Level 3 as of December 31, 2012 (in thousands). The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Company's determination of fair values (in thousands).

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Derivative liability	$1,825	Option Pricing Model	Volatility	16.4% - 17.4%	16.4%

        Changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of the derivative liability. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of the derivative liability.

        Due to the inherent uncertainty of determining the fair value of derivative liabilities that do not have a readily available market value, the fair value of the Company's derivative liability may fluctuate from period to period. Additionally, the fair value of the Company's derivative liability may differ significantly from the values that would have been used had a ready market existed for such derivative liability.

        The changes in derivative instruments classified as Level III are as follows for the year ended December 31, 2012 (in thousands):

Derivative Instruments
Beginning balance, January 1, 2012	$—
Written option sold specific to the convertible debt offering	(1,728)
Unrealized gain (loss) on derivatives	(97)

Ending balance, as of December 31, 2012	$(1,825)

        The following table presents the carrying values and fair values of the Company's financial assets and liabilities recorded at cost as of December 31, 2012 and 2011. Changes in market yields, credit quality and other variables may change the fair value of the Company's assets and liabilities. All financial assets and liabilities recorded at cost are considered Level III financial instruments (in thousands).

	As of December 31, 2012		As of December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Financial Instruments not recorded at fair value:
Loans held for investment	$353,500	$353,500	$4,945	$4,945
Financial Liabilities:
Secured financing agreements	144,256	144,256	—	—
Convertible notes	67,289	67,289	—	—

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

        On April 25, 2012, in connection with the Company's IPO, the Company entered into a management agreement (the "Management Agreement") with ACREM under which ACREM, subject to the supervision and oversight of the Company's board of directors, will be responsible for, among other duties, (a) performing all of the Company's day-to-day functions, (b) determining the Company's investment strategy and guidelines in conjunction with the Company's board of directors, (c) sourcing, analyzing and executing investments, asset sales and financing and (d) performing portfolio management duties.

        In addition, ACREM will have an Investment Committee that will oversee compliance with the Company's investment strategy and guidelines, investment portfolio holdings and financing strategy.

        Effective May 1, 2012, in exchange for its services, ACREM is entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to the Company's 2012 Equity Incentive Plan and a termination fee, if applicable, as set forth below.

        The base management fee is equal to 1.5% of the Company's stockholders' equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, stockholders' equity means: (a) the sum of (i) the net proceeds from all issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company's retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) (x) any amount that the Company has paid to repurchase the Company's common stock since inception, (y) any unrealized gains and losses and other non-cash items that have impacted stockholders' equity as reported in the Company's financial statements prepared in accordance with GAAP, and (z) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between ACREM and the Company's independent directors and approval by a majority of the Company's independent directors. As a result, the Company's stockholders' equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders' equity shown on the Company's financial statements.

        The incentive fee is equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company's Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company's common stock of all of the Company's public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of the Company's common stock, restricted units or any shares of the Company's common stock not yet issued, but underlying other awards granted under the Company's 2012 Equity Incentive Plan (See Note 7)) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. "Core Earnings" is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company's target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company's independent directors and after approval by a majority of the Company's independent directors. For purposes of calculating the incentive fee prior to the completion of a 12-month period following the IPO, Core Earnings will be calculated on the basis of the number of days that the Management Agreement has been in effect on an annualized basis. No incentive fees were earned for the year ended December 31, 2012 or for the period from September 1, 2011 (Inception) to December 31, 2011.

        The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company's behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services. The Company's reimbursement obligation is not subject to any dollar limitation.

        The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company's (a) Chief Financial Officer, based on the percentage of his time spent on the Company's affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company's affairs based on the percentage of their time spent on the Company's affairs. The Company is also required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates that are required for the Company's operations. The initial term of the Management Agreement will end May 1, 2015, with automatic one-year renewal terms. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24 month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

        Certain of the Company's subsidiaries, along with the Company's lenders under the Wells Fargo Facility and the Citibank Facility have entered into various servicing agreements with ACREM's subsidiary servicer, Ares Commercial Real Estate Servicer LLC ("ACRES"), a Standard & Poor's ranked commercial primary and special servicer that is included on Standard & Poor's Select Servicer List. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

        Summarized below are the related-party costs incurred by the Company and amounts payable to the Manager:

	Incurred
			Payable as of
		For the Period From September 1, 2011 (Inception) to December 31, 2011
$ in thousands	Year ended December 31, 2012		December 31, 2012	December 31, 2011
Affiliate Payments
Management fees	$1,665	—	$621	—
Servicing fees	17	—	—	—
General and administrative expenses	1,602	—	668	—
Direct third party costs	643	827	31	827

	$3,927	$827	$1,320	827

Ares Investments

        On February 8, 2012, the Company entered into a promissory note with Ares Investments, whereby Ares Investments loaned the Company $2.0 million. The note was repaid with $4 thousand in interest due under the note on March 1, 2012 with the proceeds from the sale of the Series A Preferred Stock.

        As of December 31, 2012, Ares Investments owned approximately 2,000,000 shares of the Company's common stock representing approximately 21.6% of the total shares outstanding. In addition, as of December 31, 2012, Ares Investments owned $1,150,000 aggregate principal amount of the 2015 Convertible Notes.

11.   DIVIDENDS AND DISTRIBUTIONS

        The following table summarizes the Company's dividends declared during the year ended December 31, 2012 (amounts in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
March 30, 2012	March 31, 2012	April 02, 2012	$0.30	$450	(1)
June 19, 2012	June 29, 2012	July 12, 2012	$0.06	$555
September 21, 2012	October 02, 2012	October 11, 2012	$0.06	$556
November 7, 2012	December 31, 2012	January 10, 2013	$0.25	$2,316

Total cash dividends declared for 2012			$0.67	$3,877

(1)
The dividend of $450 was based on 1,500,000 shares outstanding as of March 31, 2012.

12.   QUARTERLY FINANCIAL DATA

        The following table summarizes the Company's quarterly financial results for each quarter of the year ended December 31, 2012 (amounts in thousands, except per share data):

	For the Three-Month Period Ended
	March 31	June 30	September 30	December 31
2012:
Net interest margin	$610	$1,206	$1,491	$3,629
Net income (loss)	$508	$(175)	$(554)	$1,081
Net income (loss) attributable to common stockholders	$(116)	$(225)	$(554)	$1,081
Net income (loss) per common share—Basic and diluted	$(0.11)	$(0.03)	$(0.06)	$0.12

13.   SUBSEQUENT EVENTS

        The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended December 31, 2012, except as disclosed below.

        On March 8, 2013, the Company entered into a loan assumption transaction with a new sponsor group to facilitate the purchase of a Class B office building in Miami, FL that was collateralized by the Company's existing $47.0 million first mortgage loan. The interest rate on the Company's existing loan did not change. The new maturity date of the loan is April 2014 and is subject to a one 12-month extension option.

        On March 14, 2013, the Company declared a cash dividend of $0.25 per common share for the first quarter of 2013. The first quarter 2013 dividend is payable on April 18, 2013 to common stockholders of record as of April 8, 2013.

        On March 28, 2013 the Company co-originated an approximately $107.1 million transitional first mortgage loan on three properties located in Atlanta, GA. At closing the outstanding principal was approximately $94.7 million. As part of the transaction, the Company funded an approximately $26.7 million B-Note, while the approximately $68.1 million A-Note was funded by a commercial bank. The B-Note has an initial interest rate of L + 10.75% subject to a 0.50% LIBOR floor (with the benefit of any difference between actual LIBOR and the LIBOR floor on the A-Note and B-Note accruing to the B-Note; as the B-Note funds additional loan proceeds, the interest rate on the B-Note may decrease) and an initial term of 3 years.

        On March 29, 2013 the Company originated an approximately $25.5 million transitional first mortgage loan on a property located in Overland Park, KS. At closing the outstanding principal was approximately $24.4 million. The loan has an interest rate of L + 5.00% subject to a 0.25% LIBOR floor and term of 3 years.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION
Dated: April 1, 2013	By:	/s/ JOHN B. BARTLING, JR. John B. Bartling, Jr. Chief Executive Officer (Principal Executive Officer) and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN B. BARTLING, JR. John B. Bartling, Jr. Chief Executive Officer (Principal Executive Officer) and Director	Dated: April 1, 2013
By:	/s/ TAE-SIK YOON Tae-Sik Yoon Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: April 1, 2013
By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti Director	Dated: April 1, 2013
By:	/s/ JOHN HOPE BRYANT John Hope Bryant Director	Dated: April 1, 2013
By:	/s/ MICHAEL H. DIAMOND Michael H. Diamond Director	Dated: April 1, 2013
By:	/s/ JEFFREY T. HINSON Jeffrey T. Hinson Director	Dated: April 1, 2013
By:	/s/ PAUL G. JOUBERT Paul G. Joubert Director	Dated: April 1, 2013
By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director	Dated: April 1, 2013
By:	/s/ TODD S. SCHUSTER Todd S. Schuster Director	Dated: April 1, 2013