Form 10-K/A
period 2012-12-31
Ares Commercial Real Estate Corp
filed 2013-04-30
CIK 1529377

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2012, based on the closing price on that date of $17.48 on the New York Stock Exchange, was approximately $125,856,000. As of April 30, 2013, there were 9,267,162 shares of the registrant's common stock outstanding.

         Documents incorporated by reference: None.

EXPLANATORY NOTE

        On April 1, 2013, Ares Commercial Real Estate Corporation (together with our consolidated subsidiaries, the "Company," "ACRE," "we," "us" and "our") filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the "Original Filing"), with the Securities and Exchange Commission (the "SEC"). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company's definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this "Amendment") on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

        This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services). In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our chief executive officer and our chief financial officer, filed as exhibits hereto.

        This Amendment is not intended to revise any other information presented in the Original Filing, which remains unchanged and has not been updated to reflect events occurring subsequent to the original filing date. This Amendment speaks as of the date of the Original Filing, except for certain certifications, which speak as of their respective dates and the filing date of this Amendment. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Based on the recommendations of our nominating and governance committee, our board of directors (the "Board") has identified certain desired attributes for directors and director nominees. Each of the directors has demonstrated high character and integrity, superior credentials and recognition in his or her respective field and the relevant expertise and experience upon which to be able to offer advice and guidance to the Company's management. Each of the directors also has sufficient time available to devote to the affairs of the Company, is able to work with the other members of the Board and contribute to the success of the Company and can represent the long-term interests of the Company's stockholders as a whole. The directors have been selected such that the Board represents a range of backgrounds and experience.

        Currently, the Board is comprised of nine members, which are divided into three classes serving staggered terms. Each director generally serves until the annual meeting of stockholders held in the third year following the year of his or her election and until a successor is duly elected and qualified. Our Bylaws provide that a majority of the entire Board may at any time increase or decrease the number of directors. However, unless our Bylaws are amended, the number of directors may never be less than the minimum required by the Maryland General Corporation Law, or more than 15.

        The Company divides its directors into two groups—interested directors and independent directors. Independent directors are directors that the Board has affirmatively determined satisfy the requirements of Rule 303A.02 of the NYSE Listed Company Manual. Directors for which no such determination has been made are considered interested directors.

        The information set forth below was furnished to the Company by each currently serving director, each executive officer and each other listed officer, and sets forth as of April 26, 2013, the name, age, principal occupation or employment of each such person, all positions and offices such person has held with the Company, and the period during which he or she has served as a director, executive officer or other listed officer of the Company. No director, executive officer or other listed officer of the Company has been selected as a director, executive officer or other listed officer of the Company pursuant to any agreement or understanding with the Company or any other person, provided that, in connection with Ares Management LLC's ("Ares Management") acquisition of Wrightwood Capital LLC, Ares Management agreed to use its commercially reasonable efforts to ensure that Bruce R. Cohen served as President and Chief Operating Officer of the Company upon the consummation of its operations.

        The following sets forth certain information with respect to our directors, executive officers and certain other officers:

Name	Age	Position(s) Held with Company and Length of Time Served
Michael J. Arougheti	40	Non-Executive Chairman of the Board (Class III Director) since September 2011
John B. Bartling, Jr.	55	Chief Executive Officer and Director (Class I Director) since September 2011
Bruce R. Cohen	51	President and Chief Operating Officer since September 2011
Daniel F. Nguyen	41	Treasurer since September 2011
Timothy B. Smith	56	Vice President and Secretary since September 2011, General Counsel from September 2011 to March 2012 and Senior Associate General Counsel since March 2012
Michael D. Weiner	60	Vice President since September 2011 and General Counsel since March 2012
Tae-Sik Yoon	45	Chief Financial Officer since July 2012
John Hope Bryant	47	Director (Class II Director) since April 2012*
Michael H. Diamond	70	Director (Class III Director) since April 2012*
Jeffrey T. Hinson	58	Director (Class I Director) since April 2012*
Paul G. Joubert	65	Director (Class II Director) since April 2012*
Robert L. Rosen	66	Director (Class II Director) since April 2012
Todd S. Schuster	52	Director (Class I Director) since April 2012*
Brett White	53	Director (Class III Director) since April 2013*

*
Our Board has determined that this director is independent for purposes of the NYSE corporate governance listing requirements.

        Set forth below is biographical information of each director, including a discussion of such director's particular experience, qualifications, attributes or skills that lead the Company to conclude, as of the date of this Amendment, that such individual should serve as a director, in light of the Company's business and structure.

  Class I Directors (Current term expires at the 2013 Annual Meeting of Stockholders)

        John B. Bartling, Jr. serves as a Senior Partner of the Ares Management Commercial Real Estate Group and chairs our Manager's Investment Committee. He is also our Chief Executive Officer and one of our Class I directors. Mr. Bartling is Global Head of Real Estate for Ares Management, and may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. From May 2007 to September 2010, he was Managing Partner and Chief Investment Officer of AllBridge Investments, a portfolio company of Ares Capital Corporation. AllBridge sponsored four real estate investment funds, three of which Mr. Bartling saw through to disposition, and one corporate investment, Helix Financial, a commercial real estate due diligence and analytics firm with operations in India, which AllBridge sold to BlackRock Solutions in 2010. Prior to AllBridge, Mr. Bartling founded WMC Management Company, a privately held real estate operating company with over 3,000 employees and clients including Olympus Real Estate Partners, Arnold Palmer Golf Management, or APGM, Walden, and Hyphen Solutions. Mr. Bartling took Walden private as CEO in 2000, and sold it in March 2006 to a subsidiary of Dubai Investment Group. From December 1995 to October 1999, Mr. Bartling served as the CEO and President for Lexford, f/k/a Cardinal Realty, a publicly traded, fully integrated multifamily real estate investment trust. Lexford merged with Equity Residential Properties Trust in 1999. Before Lexford, Mr. Bartling served as Director of the Real Estate Products Group of Credit Suisse First Boston. Prior to CSFB, Mr. Bartling served as an Executive Vice President of NHP Incorporated. Mr. Bartling's previous professional experience also includes Trammell Crow Residential, as a Development Principal, and Mellon Bank, N.A. as a Vice President of the Commercial Mortgage Banking Group. Mr. Bartling has served on the Board of Directors of APGM, the Children's Hospital Research for Ohio State University, the Harvard Joint Center for Housing Studies: Leadership Forum on Pension Fund and Endowment Investments in Domestic Emerging Markets, Big Brothers and Big Sisters Association of Columbus, Ohio and the NMHC Board of Directors. Additionally, he has served on the Executive Council and as Chairman of the Finance Committee for the National Multi Housing Council. Currently, Mr. Bartling is a member of Real Estate Round Table and on the Board of Directors of Texas Real Estate Council. Mr. Bartling won the BBB Business Integrity Award for Lexford, Inc in 1996 and was a judge for Ernst & Young Entrepreneur of the Year. He was the co-founder of Caring Partners for Kids, awarded the 2004 Community Service Award by Multifamily Executive, and served on the Strategic Planning Committee of Saint Michael and All Angels Episcopal Church in Dallas. Mr. Bartling received a B.S. in Marketing from Robert Morris College in Pittsburgh, Pennsylvania. Mr. Bartling's depth of experience in the origination, acquisition, management and disposition of real estate related assets gives the Board valuable industry specific knowledge and expertise on these and other matters.

        Jeffrey T. Hinson is one of our Class I directors and currently serves as the Chairperson of our nominating and governance committee and as a member of our audit committee. Mr. Hinson is currently the President of YouPlus Media, LLC, a position which he has held since June 2009. From July 2007 to July 2009, Mr. Hinson was the President and Chief Executive Officer and a member of the board of directors of Border Media Partners, LLC. Prior to joining Border Media Partners, LLC, Mr. Hinson served as a financial consultant from January 2006 to July 2007. From March 2004 to June 2005, he was the Executive Vice President and Chief Financial Officer of Univision Communications, a Spanish language media company in the United States, where he later acted as a consultant from July 2005 to December 2005. Mr. Hinson has also served as Senior Vice President and Chief Financial Officer of Univision Radio, the radio division of Univision Communications, from September 2003 to March 2004. From 1997 to 2003, Mr. Hinson served as Senior Vice President and Chief Financial Officer of Hispanic Broadcasting Corporation, which was acquired by Univision Communications in 2003. Currently, Mr. Hinson serves as a director and Chairman of the Board of Directors for Windstream Corporation, and as a director and Chairman of the Audit Committees of LiveNation Entertainment, Inc. and Tivo, Inc. He is also a member of the Strategy Committee of Tivo, Inc. Mr. Hinson holds a B.B.A and an M.B.A. from the University of Texas at Austin. His extensive financial and accounting experience combined with his current service on the Audit Committees of three public companies will provide the Board with valuable knowledge and a broad perspective on the challenges and opportunities facing the Company.

        Todd S. Schuster is one of our Class I directors and currently serves on our audit committee. Mr. Schuster was the founder, principal and a Member of the Board of Managers of CW Financial Services and led its merger in September 2002 with a subsidiary of the Caisse de depot et placement du Quebec, one of Canada's largest pension fund managers. He also served as the company's Chief Executive Officer from its inception in 1991 until January 2009. CW Financial Services operated primarily through three subsidiaries: CWCapital, which provided financing to owners of multifamily and commercial real estate, CWCapital Investments, which provided high yielding commercial real estate debt opportunities to institutional investors, and CWCapital Asset Management, the nation's second largest special servicer. Prior to founding CW Financial Services, Mr. Schuster was employed by Salomon Brothers and Bankers Trust in their respective Commercial Mortgage Finance units. He is also involved in local charities and is an advisor to the Indian Institute for Sustainable Enterprise in

Bangalore, India. Mr. Schuster holds a B.A. from Tufts University. His credentials will provide the Board with valuable knowledge and practical experience in the commercial real estate finance industry.

  Class II Directors (Current term expires at the 2014 Annual Meeting of Stockholders)

        John Hope Bryant is one of our Class II directors and currently serves on our nominating and governance committee. Mr. Bryant is the founder, chairman, and chief executive officer of Operation HOPE, America's first non-profit social investment banking organization which began in May 1992 and operates as a global provider of financial dignity and economic empowerment tools and services to low-wealth individuals. Mr. Bryant is also the founder and chief executive officer of Bryant Group Companies, Inc., a private holding company which began in 1991 and invests principally in its own operations, partnerships, companies and opportunities, including Bryant Group Real Estate, LLC. Recently, Mr. Bryant was appointed by U.S. President Barack Obama as the Chairman of the Subcommittee on the Underserved and Community Empowerment for the President's Advisory Council on Financial Capability. Mr. Bryant is also the bestselling author of LOVE LEADERSHIP: The New Way to Lead in a Fear-Based World. He was the recipient of an Honorary Doctorate Degree of Human Letters from Paul Quinn College of Dallas, TX, in April 2008. Mr. Bryant's vast experience as an entrepreneur over the last twenty years will provide the Board with a valuable combination of leadership and practical knowledge.

        Paul G. Joubert is one of our Class II directors and currently serves as the Chairperson of our audit committee. He is the Founding Partner of EdgeAdvisors, a privately held management consulting organization founded in July 2008. Since July 2008, Mr. Joubert has also served on the Board of Directors and as the Audit Committee Chairman of Stream Global Services Inc., a public company. From 1971 until he joined EdgeAdvisors, Mr. Joubert held various positions at PricewaterhouseCoopers LLP, or PWC, an international consulting and accounting firm. During his tenure at PWC, Mr. Joubert served as a Partner in the firm's Assurance practice and led its Technology, InfoCom and Entertainment practice for the Northeast region of the United States. Prior to that, he served as Partner-in-Charge of PWC's Northeast Middle Market Group and Chief of Staff to the Vice-Chairman of PWC's domestic operations. From May 2009 to September 2010, Mr. Joubert served on the Board of Directors of Phaseforward, a publicly traded company that was acquired by Oracle in the fall of 2010. He has also been involved with a number of professional organizations, including the Boston Museum of Science, the National Association of Corporate Directors, the National Council for Northeastern University and the American Institute for Certified Public Accountants. Mr. Joubert holds a B.A. from Northeastern University. His long and varied business career provides the Board and, specifically, the audit committee of the Board, with valuable knowledge, insight and experience in financial and accounting matters.

        Robert L. Rosen is one of our Class II directors. Mr. Rosen is managing partner of RLR Capital Partners, which invests principally in the securities of publicly traded North American companies. From 1987 to present, Mr. Rosen has been CEO of RLR Partners, LLC, a private investment firm with interests in financial services, healthcare media and multi industry companies. He has served as a director of Ares Capital Corporation since 2004. Mr. Rosen is also an Operating Advisor to the Ares Management Private Equity Group. In 1998, Mr. Rosen founded National Financial Partners (NYSE: "NFP"), an independent distributor of financial services to high net worth individuals and small to medium sized corporations. He served as NFP's CEO from 1998 to 2000 and as its Chairman until January 2002. From 1989 to 1993, Mr. Rosen was Chairman and CEO of Damon Corporation, a leading healthcare and laboratory testing company that was ultimately sold to Quest Diagnostics. From 1983 to 1987, Mr. Rosen was Vice Chairman of Maxxam Group. Prior to that, Mr. Rosen spent twelve years at Shearson American Express in positions in research, investment banking and senior management, and for two years was Assistant to Sanford Weill, the then Chairman and CEO of Shearson. Mr. Rosen is a member of the NYU Stern School of Business Board of Overseers.

Mr. Rosen holds an M.B.A. in finance from NYU's Stern School. Mr. Rosen's 35 years of experience as a senior executive of financial services, healthcare services and private equity funds will bring broad financial industry and specific investment management insight and experience to the Board. In addition, Mr. Rosen's expertise in finance, which served as the basis for his appointment as an Adjunct Professor of Finance at Fordham University Graduate School of Business, will provide valuable knowledge to the Board.

  Class III Directors (Current term expires at the 2015 Annual Meeting of Stockholders)

        Michael J. Arougheti serves on the Investment Committee of our Manager. He is also one of our Class III directors and the non-executive Chairman of the Board. He has served as President of Ares Capital Corporation since May 2004 and as a director since 2009. Mr. Arougheti joined Ares Management in May 2004 and is a founding member and Senior Partner of Ares Management, where he serves as a member of the Executive Committee of Ares Partners Management Company LLC, which indirectly controls Ares Management. Mr. Arougheti is also a member of the Investment Committees of Ares Capital Management LLC (the investment adviser of Ares Capital Corporation and a wholly owned subsidiary of Ares Management), the Ares Management Private Debt Group and Ares Management Europe Limited (through which Ares Management conducts its European private debt and capital markets businesses). Mr. Arougheti may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. From 2001 to 2004, Mr. Arougheti was employed by Royal Bank of Canada, where he was a Managing Partner of the Principal Finance Group of RBC Capital Partners and a member of the firm's Mezzanine Investment Committee. At RBC Capital Partners, Mr. Arougheti oversaw an investment team that originated, managed and monitored a diverse portfolio of middle market leveraged loans, senior and junior subordinated debt, preferred equity and common stock and warrants on behalf of RBC and other third party institutional investors. Mr. Arougheti joined Royal Bank of Canada in October 2001 from Indosuez Capital, where he was a Principal and an Investment Committee member, responsible for originating, structuring and executing leveraged transactions across a broad range of products and asset classes. Prior to joining Indosuez in 1994, Mr. Arougheti worked at Kidder, Peabody & Co., where he was a member of the firm's Mergers and Acquisitions Group. Mr. Arougheti also serves on the boards of directors of Investor Group Services, Riverspace Arts, a not-for-profit arts organization and Operation Hope, a not-for-profit organization focused on expanding economic opportunity in underserved communities through economic education and empowerment. Mr. Arougheti received a B.A. in Ethics, Politics and Economics, cum laude, from Yale University. Mr. Arougheti's depth of experience in investment management, leveraged finance and financial services gives the Board valuable industry specific knowledge and expertise on these and other matters.

        Michael H. Diamond is one of our Class III directors and currently serves on our nominating and governance committee. Mr. Diamond is currently the sole member and employee of MHD Group LLC, a business that was founded by Mr. Diamond in November 2007 to provide consulting and expert witness services. Since 1994, Mr. Diamond has also been the Corporate Secretary and a member of the board of directors of Neu Holdings, Inc., a holding company that owns entities in the shipping and real estate industries. Prior to founding MHD Group LLC, Mr. Diamond was a partner at the law firm of Milbank, Tweed, Hadley & McCloy from June 2000 to October 2007. Mr. Diamond is a graduate of Brown University and holds a J.D. from Columbia University Law School where he graduated magna cum laude. In addition, Mr. Diamond's 40 years of experience as a lawyer and adviser to corporations, their officers, directors, and shareholders will provide the Board with valuable knowledge in the areas of corporate governance, fiduciary duties, reporting and compliance.

        Brett White is one of our Class III directors and currently serves on our audit committee. Mr. White was the chief executive officer of CBRE Group, Inc., the world's largest commercial real estate services and investment firm, based on 2012 revenue, from June 2005 until his retirement on November 30, 2012, after which time he joined Blum Capital Partners, L.P., as a Managing Partner. Mr. White also served as CBRE's president from September 2001 to March 2010. CBRE Group is a Fortune 500 and S&P 500 company listed on the New York Stock Exchange. Mr. White served as a member of the board of directors of CBRE Group and its predecessor company from 1998 until his appointment to the Company's board of directors. Prior to becoming CBRE's president, Mr. White was chairman of the Americas of CB Richard Ellis Services, Inc. from 1999 to 2001 and was its president of brokerage services from 1997 to 1999. Prior to that, Mr. White held various sales and management positions beginning in 1984. Mr. White serves as a member of the board of directors of Realogy Holdings, Corp., Edison International and its wholly owned subsidiary, California Edison Company, a California public utility company. Mr. White is a trustee of the University of San Francisco, and he has been involved in a number of civic and charitable organizations, including the Los Angeles Museum of Contemporary Art and Junior Achievement. Mr. White's extensive experience in the real estate industry and as a senior executive and director of publicly traded corporations provides the Board with valuable leadership, perspective and financial expertise.

  Executive Officers and Certain Other Officers Who Are Not Directors

        Bruce R. Cohen serves as a Senior Partner of the Ares Management Commercial Real Estate Group, and is a member of our Manager's Investment Committee. He is also our President and Chief Operating Officer, and may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares Management in August 2011, Mr. Cohen served as Chairman of the Board and Chief Executive Officer of Wrightwood Capital LLC, which he founded in 2004. Mr. Cohen is currently a member of the Board of Managers of Wrightwood Capital LLC. From December 1990 to May 2004, Mr. Cohen was with Cohen Financial LP and its predecessor, a national real estate finance and investment company. While at Cohen Financial LP, Mr. Cohen was the co-Managing Member of the General Partner and the firm's Chief Investment Officer. In this capacity, he was responsible for the investment management and capital deployment activities of Cohen Financial and the funds it managed. Mr. Cohen is a member of the Urban Land Institute, the Pension Real Estate Association and the Real Estate Roundtable, where he formerly served as the Co-Chair of the Real Estate Capital Policy Advisory Committee and Chair of the Research Committee. In addition, Mr. Cohen is a member of The Economic Club of Chicago, and serves on the Real Estate Advisory Board of the Kellogg School of Management at Northwestern University. Mr. Cohen has been a guest lecturer at the University of Chicago Booth School of Business, Harvard Business School, Kellogg School of Management and University of Wisconsin Graduate School of Business. Mr. Cohen holds an M.B.A. from the University of Chicago and a B.A. from Tufts University.

        Daniel F. Nguyen serves as Chief Financial Officer of our Manager and as our Treasurer. Mr. Nguyen joined Ares Management in August 2000 and currently serves as a Vice President, Chief Financial Officer and Treasurer of Ares Management. He also serves as the Chief Financial Officer of Ares Dynamic Credit Allocation Fund, Inc. since March 2011. Mr. Nguyen may also from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. He has also served as a Vice President of Ares Capital Corporation since January 2011 and as Treasurer since September 2012. From March 2007 to December 2010, Mr. Nguyen served as Treasurer of Ares Capital Corporation and from August 2004 to March 2007, as Chief Financial Officer of Ares Capital Corporation. From 1996 to 2000, Mr. Nguyen was with Arthur Andersen LLP, where he was in charge of conducting business audits on numerous financial clients, performing due diligence investigation of potential mergers and acquisitions, and analyzing changes in accounting guidelines for derivatives. At Arthur Andersen LLP, Mr. Nguyen also focused on treasury risk management and on mortgage backed securities and other types of structured financing. Mr. Nguyen graduated with a B.S. in Accounting from the University of Southern

California's Leventhal School of Accounting and received an M.B.A. in Global Business from Pepperdine University's Graziadio School of Business and Management. Mr. Nguyen also studied European Business at Oxford University as part of the M.B.A. curriculum. Mr. Nguyen is a Chartered Financial Analyst and a Certified Public Accountant.

        Timothy B. Smith serves as Senior Associate Counsel of the Ares Management Commercial Real Estate Group. He currently serves as our Vice President, Secretary and Senior Associate General. Mr. Smith joined Ares Management in September 2010 in the Real Estate Group and serves as Associate General Counsel of Ares Management, and may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Before joining Ares Management, Mr. Smith served as Managing Director and General Counsel for AllBridge Investments from January 2009 to September 2010. Prior to AllBridge, Mr. Smith was a Partner and General Counsel for Olympus Real Estate Partners from July 1996 to December 2008. From June 1992 to December 1995, Mr. Smith served as General Counsel and from January 1996 to June 1996 he served as Chief Operating Officer for GE Capital Realty Group. Prior to GE Capital, Mr. Smith served as Executive Vice President and Director of Legal Services of FGB Realty Advisors from July 1990 to June 1992. Prior to FGB, Mr. Smith served as Regional Counsel for the Dallas Region of the Federal Asset Disposition Association from May 1986 to December 1989. Before FADA, Mr. Smith practiced real estate and tax law with a law firm in Dallas, Texas. Mr. Smith received a B.B.A. in Accounting with highest honors and a J.D. with honors from the University of Texas at Austin and an L.L.M. in Taxation from Southern Methodist University and is a Certified Public Accountant (Inactive).

        Michael D. Weiner was appointed as our General Counsel in March 2012 and has also served as our Vice President since September 2011. Mr. Weiner is also Vice President, General Counsel and Chief Legal Officer of Ares Management, and may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. He has also served as a Vice President of Ares Capital Corporation since July 2011. From September 2006 to January 2010, Mr. Weiner served as General Counsel of Ares Capital Corporation and from April 2011 to July 2011 Mr. Weiner served as the Chief Compliance Officer of Ares Capital Corporation on an interim basis. Mr. Weiner joined Ares Management in September 2006. Previously, Mr. Weiner served as General Counsel to Apollo Management L.P. and had been an officer of the corporate general partner of Apollo since 1992. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius specializing in corporate and alternative financing transactions, securities law as well as general partnership, corporate and regulatory matters. Mr. Weiner has served and continues to serve on the boards of directors of several public and private corporations. Mr. Weiner also serves on the Board of Governors of the Cedars Sinai Medical Center in Los Angeles. Mr. Weiner graduated with a B.S. in Business and Finance from the University of California at Berkeley and a J.D. from the University of Santa Clara.

        Tae-Sik Yoon is our Chief Financial Officer and also serves on our Manager's Investment Committee. Mr. Yoon has more than 19 years of commercial real estate finance, investment banking and legal experience with private and public companies. Prior to joining Ares Management in July 2012, Mr. Yoon served as Senior Vice President of Akridge, a privately held commercial real estate investment and services company, where he was responsible for its capital markets activities since 2010, including the development of funds, joint ventures and capital relationships. From 1999 to 2009, Mr. Yoon held various positions at J.E. Robert Companies, Inc. and its affiliates, including as Managing Director from 2003 to 2005 and Chief Financial Officer from 2005 to 2009, and was involved in the formation and management of several real estate private equity funds, a public commercial mortgage REIT (JER Investors Trust Inc.) and the firm's operating platforms in the U.S. and abroad. Mr. Yoon also served in the real estate investment banking group at Morgan Stanley & Co. from 1989 to 1991, and again from 1997 to 1999, and was an attorney at the law firm of Williams & Connolly LLP from 1994 to 1997. He is a graduate of Johns Hopkins University and Harvard Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act, the Company's directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established and the Company is required to report herein any failure to file such reports by those due dates. Based solely upon a review of Forms 3, 4 and 5 filed by such persons, the Company believes that each of its directors and executive officers and any persons holding 10% or more of its common stock complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2012 with the exception of: (1) the purchase by Bruce R. Cohen of 10,000 shares of the Company's common stock on June 7, 2012, which was reported to the SEC on June 20, 2012; (2) the purchases by Robert L. Rosen of 1,900 and 3,100 shares of the Company's common stock on June 7, 2012 and June 8, 2012, respectively, which were reported to the SEC on June 14, 2012; and (3) the sales by John Hope Bryant of 304 and 650 shares of the Company's common stock on July 30, 2012 and October 23, 2012, respectively, and the purchase of 2.133 shares of the Company's common stock on October 11, 2012, which were reported to the SEC on February 14, 2013. The purchase by Mr. Bryant of 2.133 shares of the Company's common stock was an inadvertent purchase not directed by Mr. Bryant through an automatic broker-administered dividend reinvestment plan. This purchase constituted a "matching" transaction under Section 16(b) of the Exchange Act with respect to his sales of 304 shares of the Company's common stock on July 30, 2012 and 650 shares of the Company's common stock on October 23, 2012. These purchase and sale transactions resulted in a short swing profit of $0.02, which has been disgorged in full by Mr. Bryant to the Company. The dividend reinvestment feature of Mr. Bryant's account has since been removed.

Code of Business Conduct and Ethics

        The Board has established a Code of Business Conduct and Ethics that applies to our directors, officers and employees. Among other matters, our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:

  •
  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  •
  full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

  •
  compliance with applicable governmental laws, rules and regulations;

  •
  prompt internal reporting of violations of the code to appropriate persons identified in the code; and

  •
  accountability for adherence to the code.

        Any waiver of the Code of Business Conduct and Ethics for our executive officers or directors may be made only by the Board or one of the committees of the Board and will be promptly disclosed as required by law or stock exchange regulations. The Company's Code of Business Conduct and Ethics can be accessed via the Company's website at www.arescre.com.

Audit Committee

        The members of the audit committee are Messrs. Hinson, Joubert, Schuster and White, each of whom is independent for purposes of the NYSE corporate governance listing requirements. Mr. Joubert serves as Chairperson of the audit committee.

        The audit committee is responsible for engaging our independent accountants, reviewing with our independent accountants the plan and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. In addition, the audit committee is responsible for discussing with management the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies. The audit committee is also responsible for administering our 2012 Equity Incentive Plan and approving the compensation payable to our Manager pursuant to the Management Agreement.

        The Board has determined that each of Messrs. Hinson, Joubert, Schuster and White is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K.

Nominating and Governance Committee

        The members of the nominating and governance committee are Messrs. Bryant, Diamond and Hinson, each of whom is independent for purposes of the NYSE corporate governance listing requirements. Mr. Hinson serves as Chairperson of the nominating and governance committee.

        The nominating and governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and its committees. In considering possible candidates for election as a director, the nominating and governance committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

  •
  are of high character and integrity;

  •
  are accomplished in their respective fields, with superior credentials and recognition;

  •
  have relevant expertise and experience upon which to be able to offer advice and guidance to management;

  •
  have sufficient time available to devote to the affairs of the Company;

  •
  are able to work with the other members of the Board and contribute to the success of the Company;

  •
  can represent the long-term interests of the Company's stockholders as a whole; and

  •
  are selected such that the Board represents a range of backgrounds and experience.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

  Overview

        We are externally managed and advised by our Manager, which is an affiliate of Ares Management. Each of our officers is an employee of our Manager or one of its affiliates. We do not have any employees and we rely completely on our Manager to provide us with investment advisory services. We do not provide cash compensation to any of our officers or employees, including any of our named executive officers.

        We do, however, reimburse our Manager for our allocable share of the salaries and other compensation paid by the Manager or its affiliates to the Company's (a) Chief Financial Officer, based on the percentage of his time spent on the Company's affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing the our affairs based on the percentage of their time spent on the Company's affairs. However, we do not determine the compensation payable by our Manager to our Chief Financial Officer or the other personnel described above.

        In addition, we have entered into indemnification agreements with each of our current officers and certain members of our Manager's Investment Committee and intend to enter into indemnification agreements with each of our future officers and certain future members of our Manager's Investment Committee. The indemnification agreements provide these officers and other persons the maximum indemnification permitted under Maryland law. The agreements provide, among other things, for the advancement of expenses and indemnification for liabilities which such person may incur by reason of his or her status as a present or former officer of the Company or member of our Manager's Investment Committee in any action or proceeding arising out of the performance of such person's services as a present or former officer of the Company or member of our Manager's Investment Committee.

  Equity Compensation

        Pursuant to our 2012 Equity Incentive Plan, the audit committee may, from time to time, grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to qualified directors, officers, advisors, consultants and other personnel, including our named executive officers. These equity-based awards create incentives to improve long-term stock price performance and focus on long-term business objectives, create substantial retention incentives for award recipients and enhance the Company's ability to pay compensation based on the Company's overall performance, each of which further align the interests of the awardees with our stockholders. These equity-based awards are generally subject to time-based vesting requirements designed to achieve strong performance for our Company.

        The Board has delegated its administrative responsibilities under our 2012 Equity Incentive Plan to the audit committee. The charter of the audit committee provides that it shall approve all awards granted under the plan.

  2012 Equity Grants to Named Executive Officers

        On July 9, 2012, in connection with his appointment as our Chief Financial Officer, Tae-Sik Yoon was granted 25,000 restricted shares of our common stock as an award granted pursuant to our 2012 Equity Incentive Plan. These shares vest ratably on a quarterly basis over a four-year period that began on October 1, 2012, subject to certain conditions. As of April 26, 2013, no equity-based compensation has been awarded to, earned by or paid to any of our named executive officers other than the 25,000 restricted shares of common stock awarded to Mr. Yoon.

2012 Summary Compensation Table

        The following table shows the amounts reimbursed to our Manager with respect to the annual compensation received by the Company's named executive officers for the fiscal year ended December 31, 2012 that were allocable to the Company, except that no disclosure is provided for any named executive officer, other than our principal executive officer and former principal financial officer, whose total compensation did not exceed $100,000. No other executive officers are included as named executive officers in the table below because we did not reimburse our Manager for any amounts in excess of $100,000 with respect to any compensation received by any other executive officer for the fiscal year ended December 31, 2012. As noted elsewhere herein, our named executive officers do not receive any direct compensation from us. No compensation was awarded to, earned by or paid to our named executive officers, and no payments were made to our Manager as reimbursement for our allocable portion of the salaries and other compensation of our named executive officers for the fiscal year ended December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
John B. Bartling, Jr. Chief Executive Officer	2012	$—	$—	$—	$—	$—
Tae-Sik Yoon(2) Chief Financial Officer	2012	$112,547	$112,135	$422,750	$—	$647,432
Richard S. Davis(2) Former Chief Financial Officer	2012	$—	$—	$—	$—	$—

(1)
Amounts in this column represent the aggregate grant date fair value of awards of restricted shares of common stock computed in accordance with FASB ASC Topic 718. The grant date fair values of awards have been determined based on the assumptions and methodologies set forth in Note 7 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. See "2012 Equity Incentive Plan" for more information.

(2)
Mr. Yoon was appointed Chief Financial Officer effective July 9, 2012. Prior to his appointment, Richard S. Davis served as Chief Financial Officer.

Grants of Plan-Based Awards

        The following table summarizes certain information regarding plan-based awards granted during the 2012 fiscal year to our named executive officers.

Name and Principal Position	Grant Date	Date of Board Action	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Tae-Sik Yoon Chief Financial Officer	07/09/2012	07/03/2012	25,000	$422,750

(1)
The amount in this column represents a grant of restricted shares of our common stock pursuant to our 2012 Equity Incentive Plan. The shares vest ratably on a quarterly basis over a four-year period that began on October 1, 2012, subject to certain conditions.

(2)
The amount in this column represents the aggregate grant date fair value of the award granted in 2012 computed in accordance with FASB ASC Topic 718.

2012 Outstanding Equity Awards at Fiscal Year End

        The following table summarizes certain information regarding equity-incentive plan awards outstanding as of the end of the 2012 fiscal year to our named executive officers.

	Stock Awards
Name and Principal Position	Number of Shares of Stock That Have Not Vested (#)(1)	Market Value of Shares of Stock That Have Not Vested ($)(2)
Tae-Sik Yoon Chief Financial Officer	23,436	$384,819

(1)
Represents shares of restricted stock granted pursuant to our 2012 Equity Incentive Plan, which vest ratably on a quarterly basis over a four-year period that began on October 1, 2012, subject to certain conditions.

(2)
Based on the closing price of our common stock on the last business day of the fiscal year ended December 31, 2012 of $16.42.

2012 Option Exercises and Stock Vested

        No stock options have been granted by the Company to date. The following table summarizes certain information regarding awards of restricted shares of our common stock that vested during the 2012 fiscal year with respect to our named executive officers.

	Stock Awards
Name and Principal Position	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Tae-Sik Yoon Chief Financial Officer	1,564	$26,682

(1)
Represents shares of restricted stock granted pursuant to our 2012 Equity Incentive Plan, which vest ratably on a quarterly basis over a four-year period, subject to certain conditions, that began on October 1, 2012.

(2)
The Value Realized on Vesting column reflects the aggregate value realized with respect to all restricted stock awards that vested in fiscal year 2012. The value realized in connection with each vesting of shares of restricted stock is calculated as the number of vested restricted shares multiplied by the closing price of the Company's common stock on the vesting date. The value realized amounts are calculated in accordance with the rules and regulations of the SEC and may not reflect the amounts ultimately realized by the named executive officer.

Potential Payments Upon Termination or Change in Control

        Our named executive officers are employees of our Manager or its affiliates and therefore we generally have no obligation to pay them any form of compensation upon their termination of employment, except with respect to any restricted stock agreement entered into between such named executive officer and the Company. These agreements provide that any unvested portion of the award shall be immediately and irrevocably forfeited upon a termination of employment. For information about how a change in control relates to our 2012 Equity Incentive Plan, see "2012 Equity Incentive Plan—Change in Control" below.

2012 Equity Incentive Plan

        Our 2012 Equity Incentive Plan provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including our outside directors, our Chief Financial Officer and our Manager. It is administered by a committee appointed by the Board, which is currently our audit committee. Our 2012 Equity Incentive Plan permits the granting of stock options, restricted shares of common stock, restricted stock units, phantom shares, dividend equivalent rights and other equity-based awards, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of our common stock immediately after giving effect to the issuance of the shares sold in the IPO). The charter of the audit committee provides that it approves all awards granted under the plan.

  Administration

        The audit committee has the authority to administer and interpret the plan, to authorize the granting of awards, to determine who is eligible to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the plan or the administration or interpretation thereof. In connection with this authority, the audit committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. Our 2012 Equity Incentive Plan is administered by the audit committee, which is comprised of three non-employee directors, each of whom is (i) to the extent required by Rule 16b-3 under the Exchange Act, a non-employee director, (ii) at such times as we are subject to Section 162(m) of the Internal Revenue Code (the "Code") and intend that grants be exempt from the restriction of Section 162(m), an outside director for purposes of Section 162(m) of the Code, and (iii) an "independent director" as defined under Section 303A.02 of the NYSE Listed Company Manual or other applicable stock exchange rules.

  Available Shares

        Our 2012 Equity Incentive Plan provides that, subject to adjustments for recapitalizations and other corporate transactions, no grant under the plan may cause the total number of shares of common stock subject to all outstanding awards to exceed 690,000 shares of common stock (7.5% of the issued and outstanding shares of our common stock immediately after giving effect to the issuance of the shares sold in the IPO). Subject to the foregoing limit, if an option or other award or any portion thereof granted under our 2012 Equity Incentive Plan expires or terminates without having been exercised or paid, as the case may be, the shares subject to such portion will again become available for the issuance of additional awards. No new award may be granted under our 2012 Equity Incentive Plan after the tenth anniversary of the date that such plan was initially approved by (i) the Board and (ii) our stockholders (which occurred on April 23, 2012). No award may be granted under our 2012 Equity Incentive Plan to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 9.8% of the outstanding shares of our common stock. Any restricted shares of our common stock and restricted stock units will be accounted for under FASB ASC Topic 718, Stock Compensation, resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

  Awards Under the Plan

        Stock Options.    The terms of specific options shall be determined by the audit committee. The exercise price of an option shall be determined by the audit committee and reflected in the applicable award agreement, and may not be lower than 100% of the fair market value of our common stock on the date of grant. Options will be exercisable at such times and subject to such terms as determined by the audit committee. Options generally will expire not later than ten years after the date of grant.

        Restricted Shares of Common Stock.    A restricted stock award is an award of shares of common stock that are subject to restrictions on transferability and such other restrictions, if any, as the audit committee may impose. Grants of restricted shares of common stock will be subject to vesting schedules as determined by the audit committee. The restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established performance criteria, in installments or otherwise, as the audit committee may determine. Unless otherwise stated in the applicable award agreement, a participant granted restricted shares of common stock has all of the rights of a stockholder, including, without limitation, the right to vote and the right to receive dividends on the shares.

        Restricted Stock Units.    Restricted stock units are bookkeeping entries, each of which represents the equivalent of one share of common stock, and which may be settled in cash or shares of common stock as the audit committee may designate in an award agreement or otherwise. Restricted stock units shall be subject to vesting based on continued employment or service or the satisfaction of pre-established performance criteria, or such other restrictions as the audit committee shall determine.

        Phantom Shares.    A phantom share represents a right to receive the fair market value of a share of common stock, or, if provided by the audit committee, the right to receive the fair market value of a share of common stock in excess of a base value established by the audit committee at the time of grant. Phantom shares shall be subject to vesting based on continued employment or service or the satisfaction of pre-established performance criteria, or such other restrictions as the audit committee shall determine. Phantom shares may generally be settled in cash or by transfer of shares of common stock (as may be elected by the participant or the audit committee, or as may be provided by the audit committee at grant).

        Dividend Equivalents.    A dividend equivalent is a right to receive (or have credited) the equivalent value (in cash or shares of common stock) of dividends paid on shares of common stock otherwise subject to an award. The audit committee may provide that amounts payable with respect to dividend equivalents shall be converted into cash or additional shares of common stock. The audit committee will establish all other limitations and conditions of awards of dividend equivalents as it deems appropriate.

        Other Share-Based Awards.    Our 2012 Equity Incentive Plan authorizes the granting of other awards based upon shares of our common stock (including the grant of securities convertible into shares of common stock and share appreciation rights), subject to terms and conditions established at the time of grant.

  Change in Control

        Upon a change in control (as defined in our 2012 Equity Incentive Plan), the audit committee may make such adjustments as it, in its discretion, determines are necessary or appropriate in light of the change in control, but only if the audit committee determines that the adjustments do not have a substantial adverse economic impact on the participants (as determined at the time of the adjustments).

  Other Changes

        The Board may amend, alter, suspend or discontinue our 2012 Equity Incentive Plan but cannot take any action that would impair the rights of a participant in existing grants without such participant's consent. NYSE rules or other applicable regulations may require approval of our stockholders for any amendment that would:

  •
  other than through adjustment as provided in our 2012 Equity Incentive Plan, increase the total number of shares of common stock available for issuance under our 2012 Equity Incentive Plan; or

  •
  change the class of officers, directors, employees, consultants and advisors eligible to participate in our 2012 Equity Incentive Plan.

        The audit committee or the Board may amend the terms of any award granted under our 2012 Equity Incentive Plan, prospectively or retroactively, but generally may not impair the rights of any participant in existing grants without his or her consent.

Compensation of Directors

        Our independent directors generally receive an annual fee of $75,000, payable 50% in restricted common stock and 50% in cash. They are also entitled to reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and each committee meeting. Mr. Rosen, an outside director, receives an annual fee of approximately $37,500 payable in restricted stock so that he receives a number of shares of restricted common stock equal to that received by the independent directors in respect of their annual fee. In addition, the chairperson of the audit committee receives an additional annual fee of $15,000 in cash, and each chairperson of any other committee receives an additional annual fee of $5,000 in cash for his or her additional services in these capacities. In addition, each audit committee member other than the chairperson receives an additional annual fee of $10,000 in cash, and each member of any other committee (other than the chairperson of such committee) receives an additional annual fee of $2,000 in cash for his or her services in these capacities. In addition, the Company purchases directors' and officers' liability insurance on behalf of its directors and officers.

        On May 1, 2012, in connection with the initial public offering of our common stock (the "IPO") we granted 5,000 restricted shares of our common stock to each of our five independent directors. In addition, on June 18, 2012, Mr. Rosen, an outside director, was granted 5,000 restricted shares of our common stock as an award granted pursuant to our 2012 Equity Incentive Plan. These awards of 5,000 restricted shares vest ratably on a quarterly basis over a three year period beginning on July 1, 2012. In addition, on May 1, 2012, each of our five independent directors were granted approximately 2,027 restricted shares of our common stock as 2012 annual compensation awards granted pursuant to our 2012 Equity Incentive Plan. On June 18, 2012, Mr. Rosen was also granted 2,027 restricted shares of our common stock as a 2012 annual compensation award granted pursuant to our 2012 Equity Incentive Plan. These awards of 2,027 restricted shares in respect of annual directors fees vest ratably on a quarterly basis over a one year period beginning on July 1, 2012.

        In addition, we have entered into indemnification agreements with each of our current directors and intend to enter into indemnification agreements with each of our future directors. The indemnification agreements provide these directors the maximum indemnification permitted under Maryland law. The agreements provide, among other things, for the advancement of expenses and indemnification for liabilities which such person may incur by reason of his or her status as a present or former director of the Company in any action or proceeding arising out of the performance of such person's services as a present or former director of the Company.

        The following table shows information regarding the compensation received by the Company's outside directors for the fiscal year ended December 31, 2012. No cash compensation is paid by the Company to any director that is not an "independent director" as defined under Section 303A.02 of the NYSE Listed Company Manual or other applicable stock exchange rules.

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock Awards ($)(2)	Total ($)
John Hope Bryant	$29,625	$126,486	$156,111
Michael H. Diamond	$29,625	$126,486	$156,111
Jeffrey T. Hinson	$39,375	$126,486	$165,861
Paul G. Joubert	$39,375	$126,486	$165,861
Todd S. Schuster	$35,625	$126,486	$162,111
Robert L. Rosen	$—	$123,113	$123,113
Brett White(3)	$—	$—	$—

(1)
Amounts in this column represent annual Board and committee fees paid to independent directors in 2012.

(2)
Amounts in this column represent the aggregate grant date fair value of awards of restricted stock calculated in accordance with FASB ASC Topic 718. The aggregate grant date fair value shown for the 5,000 restricted shares granted to each of our five independent directors in connection with the IPO and the 2,027 restricted shares granted as 2012 annual compensation were each calculated using the $18.00 per share price of our common stock on the day we consumated our IPO and the grants became effective. The aggregate grant date fair value of the 5,000 restricted shares and the 2,027 restricted shares granted to Mr. Rosen on June 18, 2012 were each calculated based on the closing price of our common stock on June 18, 2012 of $17.52 per share.

(3)
Mr. White became a director in April 2013.

        In connection with certain trades by Mr. Bryant described earlier in this Amendment under the section entitled "Section 16(A) Beneficial Ownership Reporting Compliance," it was determined that Mr. Bryant unintentionally failed to comply with the Company's Insider Trading Policy and the Company's Code of Business Conduct and Ethics by allowing trades in small amounts of the Company's securities to occur outside of the Company's trading window. As a penalty, the Board determined that Mr. Bryant would forfeit one quarter of the cash portion of his annual fee for his board and committee service. The Company has carefully reviewed its applicable policies with Mr. Bryant.

Compensation Committee Interlocks and Insider Participation

        We determined not to form a separate compensation committee because our executive officers are not expected to receive any direct compensation from us other than certain grants made to the Chief Financial Officer under our 2012 Equity Incentive Plan. Our audit committee, which is responsible for administering our 2012 Equity Incentive Plan and approving the compensation payable to our Manager pursuant to the Management Agreement, is presently comprised of Messrs. Hinson, Joubert and Schuster, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2012, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K.

        Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act or the Exchange Act that might incorporate future filings, including this Amendment, in whole or in part, the following Compensation Committee Report shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any such filings under the Securities Act or the Exchange Act.

 COMPENSATION COMMITTEE REPORT

        As noted above, Ares Commercial Real Estate Corporation (the "Company") determined not to form a separate compensation committee because the Company's executive officers are not expected to receive any direct compensation from the Company other than certain grants made to the Chief Financial Officer under the Company's 2012 Equity Incentive Plan. The audit committee (the "Audit Committee") of the board of directors (the "Board") of the Company is responsible for administering the Company's 2012 Equity Incentive Plan and approving the compensation payable to the Company's external manager, Ares Commercial Real Estate Management LLC (the "Manager"), pursuant to the Management Agreement between the Company and the Manager dated April 25, 2012. The directors that served on the Audit Committee during the fiscal year ended December 31, 2012 (the "2012 Audit Committee") have reviewed and discussed with management the Compensation Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "Annual Report"). Based on that review and discussion, the 2012 Audit Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report.

The 2012 Audit Committee Paul G. Joubert (Chairperson) Jeffrey T. Hinson Todd S. Schuster

Item 12.    Security Ownership of Management and Certain Beneficial Owners

        The following table sets forth certain information as of April 26, 2013, regarding the ownership of each class of our capital stock by:

  •
  each of our directors;

  •
  each of our executive officers;

  •
  each person known by us to beneficially hold 5% or more of our common stock; and

  •
  all of our directors and executive officers as a group.

        In accordance with SEC rules, each listed person's beneficial ownership includes:

  •
  all shares the investor actually owns beneficially or of record;

  •
  all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

  •
  all shares the investor has the right to acquire within 60 days (such as restricted shares of common stock that are currently vested or which are scheduled to vest within 60 days).

        Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, Two North LaSalle Street, Suite 925, Chicago, IL 60602.

Name and Address	Number of Shares Beneficially Owned(1)		Percentage of Class(2)
Ares Investments Holdings LLC(3)	2,000,000		21.6%
Michael J. Arougheti(4)	46,800		*
John B. Bartling, Jr.	13,500		*
Bruce R. Cohen	15,000	(5)	*
Tae-Sik Yoon	25,000		*
John Hope Bryant	6,088		*
Michael H. Diamond	7,027		*
Jeffrey T. Hinson	7,027		*
Paul G. Joubert	7,027		*
Robert L. Rosen	17,027		*
Todd S. Schuster	7,027		*
Brett White	—		—
All directors and executive officers as a group (10 persons)	151,523		1.6%

*
Represents less than 1% of the shares of common stock outstanding.

(1)
Includes vested and unvested restricted shares of common stock granted to our outside directors and Chief Financial Officer pursuant to our 2012 Equity Incentive Plan as of April 26, 2013 as follows:

	Vested Restricted Shares	Unvested Restricted Shares
Tae-Sik Yoon	4,688	20,312
John Hope Bryant	3,693	3,334
Michael H. Diamond	3,693	3,334
Jeffrey T. Hinson	3,693	3,334
Paul G. Joubert	3,693	3,334
Robert L. Rosen	3,693	3,334
Todd S. Schuster	3,693	3,334
(2)
Based on 9,267,162 shares of common stock outstanding on April 30, 2013.

(3)
Ares Investments is controlled by Ares Investments LLC, or "AI," which, in turn, is controlled by APMC, or together with Ares Investments and AI, the "Ares Entities." APMC is managed by an executive committee comprised of Michael Arougheti, David Kaplan, Gregory Margolies, Antony Ressler and Bennett Rosenthal. Because the executive committee acts by consensus/majority approval, none of the members of the executive committee has sole voting or dispositive power with respect to any shares of our common stock. Each of the members of the executive committee, the Ares Entities (other than Ares Investments with respect to the shares it holds directly) and the officers, partners, members and managers of the Ares Entities expressly disclaims beneficial ownership of all shares of our common stock.

(4)
Does not include shares of the Company's common stock held by Ares Investments. Mr. Arougheti is a member, and serves on the executive committee, of APMC, which is the indirect parent of Ares Investments. Mr. Arougheti expressly disclaims beneficial ownership of all shares of our common stocks owned by Ares Investments. See footnote (3).

(5)
Consists of (i) 5,000 shares of common stock indirectly beneficially owned by Mr. Cohen as trustee of the Bruce R. Cohen Revocable Trust and (ii) 10,000 shares of common stock indirectly beneficially owned by Mr. Cohen as trustee of the Wildwood Trust #3.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to it. For example, the Company has a Code of Business Conduct and Ethics that generally prohibits any employee, officer or director of the Company from engaging in any transaction where there is a conflict between such individual's personal interest and the interests of the Company. Waivers to the Code of Business Conduct and Ethics for officers and directors of the Company can only be obtained from the Board and can otherwise only be obtained from the audit committee. Such waivers are publicly disclosed as required by applicable law and regulations. In addition, the audit committee is required to review and approve or ratify all related party transactions (as defined in Item 404 of Regulation S-K). In determining whether to approve or ratify a transaction, the audit committee will take into account such factors as it deems appropriate. The charter for the audit committee and the Company's Code of Business Conduct and Ethics can be accessed via the Company's website at www.arescre.com.

Management Agreement

        We are party to the Management Agreement, pursuant to which our Manager provides the day-to-day management of our operations. The Management Agreement requires our Manager to manage our business affairs in conformity with the policies and the investment guidelines that may be approved and monitored by the Board. The Management Agreement has an initial three-year term that expires on May 1, 2015, and will be automatically renewed for one-year terms thereafter unless terminated by either us or our Manager. Our Manager is entitled to receive a termination fee from us under certain circumstances.

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

        For the fiscal year ended December 31, 2012, we incurred approximately $1.7 million in base management fees payable to our Manager pursuant to the Management Agreement. In addition, we reimbursed our Manager for approximately $1.6 million, which amount represented the portion of the allocable expenses payable by the Company under the Management Agreement for which our Manager sought reimbursement. Our Manager did not earn any incentive compensation under the Management Agreement for the fiscal year ended December 31, 2012.

        Our Manager's sole member is Ares Management, an entity in which certain directors and officers of the Company and members of the Investment Committee of our Manager have indirect ownership and financial interests. Our Manager and Ares Management have agreed that for so long as our Manager is managing us, neither Ares Management nor any of its affiliates will sponsor or manage any other U.S. publicly traded REIT that invests primarily in the same asset classes as us. Ares Management and its affiliates may sponsor or manage another U.S. publicly traded REIT that invests generally in real estate assets but not primarily in our target investments. Other than as described in the immediately preceding sentence, neither Ares Management nor any of our affiliates are otherwise restricted from sponsoring or managing other funds or any other investment vehicles that are managed by Ares Management. In general, investment opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles' available capital, diversification, their investment objectives or strategies, their risk profiles and their existing or prior positions in an issuer/security, as well as potential conflicts of interest, the nature of the opportunity and market conditions. The investment allocation policy may be amended by Ares Management at any time without our consent.

Servicing Agreements

        Certain of our subsidiaries, along with our lenders under our secured funding facilities arranged by Wells Fargo Bank, National Association and Citibank, N.A., have entered into various servicing agreements with our Manager's servicer, which is a Standard & Poor's-ranked commercial primary servicer and commercial special servicer that is included on Standard & Poor's Select Servicer List. Our Manager's servicer has agreed that no servicing fees pursuant to these servicing agreements would be charged for so long as the Management Agreement remains in effect, but that our Manager's servicer will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

Purchases of Common Stock by Affiliates and Registration Rights Agreement

        During the period from December 9, 2011 through February 6, 2012, Ares Investments Holdings LLC ("Ares Investments") purchased 1,500,000 shares of our common stock for $30.0 million (an effective per share price of $20) in order to fund certain investments. In addition, upon completion of our IPO on May 1, 2012, Ares Investments purchased an additional 500,000 shares of our common stock at the IPO price of $18.50 per share.

        We are a party to a registration rights agreement with regard to shares held from time to time by Ares Investments and its affiliates, which we refer to as the registrable shares. Pursuant to the registration rights agreement, we granted Ares Investments and its direct and indirect transferees:

  •
  unlimited demand registration rights to have the registrable shares registered for resale; and

  •
  in certain circumstances, the right to "piggy-back" the registrable shares in registration statements we might file in connection with any future public offering.

        Notwithstanding the foregoing, any registration is subject to cutback provisions, and we are permitted to suspend the use, from time to time, of the prospectus that is part of the registration statement (and therefore suspend sales under the registration statement) for certain periods, referred to as "blackout periods."

Purchases of 2015 Convertible Notes by Affiliates

        On December 19, 2012, the Company issued $69 million aggregate principal amount of the 2015 Convertible Notes. Of this amount, $8.5 million aggregate principal amount was sold directly to certain directors, officers and other affiliates of the Company in a private placement in reliance on the exemption from registration provided by Rule 501(a) of Regulation D under the Securities Act. The Company relied on this exemption from registration based in part on representations made by these affiliate purchasers in the subscription agreements executed in connection with the sale of such 2015 Convertible Notes.

"Ares" License Agreement

        We have entered into a license agreement with Ares Management, pursuant to which it granted us a non-exclusive, royalty-free license to use the name "Ares." Under this agreement, we have a right to use this name for so long as Ares Commercial Real Estate Management LLC remains our Manager. This license agreement may be terminated by either party without penalty upon 180 days' written notice to the other.

Director Independence

        A majority of the Board is independent under the listing standards of the New York Stock Exchange. Based upon information requested from each director concerning his or her background, employment and affiliations, the Board has affirmatively determined that the following directors are independent: Messrs. Bryant, Diamond, Hinson, Joubert, Schuster and White.

Item 14.    Principal Accountant Fees and Services

        The following are aggregate fees billed to the Company by Ernst & Young LLP during the period from September 1, 2011 (inception) to December 31, 2011 and during the fiscal year ended December 31, 2012:

	Fiscal Year Ended December 31, 2012	For the Period from September 1, 2011 (inception) to December 31, 2011
Audit Fees	$799,000	$4,039
Audit-Related Fees	—	—
Tax Fees	151,000	12,750
All Other Fees	—	—

Total Fees	$950,000	$16,789

  Audit Fees

        Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings, the Company's registration statements and securities offerings.

  Audit Related Fees

        Audit-related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

  Tax Fees

        Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties, mergers and acquisitions and international tax planning.

  All Other Fees

        All other fees consist of fees for products and services other than the services reported above.

        The audit committee, or the chairperson of the audit committee to whom such authority was delegated by the audit committee, must pre-approve all services provided by the independent registered public accounting firm. Any such pre-approval by the chairperson must be presented to the audit committee at its next regular quarterly meeting. The audit committee has also adopted policies and procedures for pre-approving certain non-prohibited work performed by the Company's independent registered public accounting firm. Specifically, the committee has pre-approved the use of Ernst & Young LLP for specific types of services within the following categories: audit, audit-related, tax and other. In each case, the committee has also set a specific annual limit, which can be updated, on the amount of such services which the Company may obtain from the Company's independent registered public accounting firm. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        The following documents are filed as part of this Amendment:

  1.
  Financial Statements—None.

  2.
  Financial Statement Schedules—None.

  3.
  Exhibits.

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation(1)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation(1)
4.1*	Indenture dated as of December 19, 2012, between Ares Commercial Real Estate Corporation and U.S. Bank National Association, as Trustee(2)
4.2*	Form of 7.000% Convertible Senior Note Due 2015 (included as part of Exhibit 4.1)(2)
10.1*	Master Loan and Security Agreement, dated as of December 8, 2011, between ACRC Lender C LLC, as borrower, and Citibank, N.A., as lender(3)
10.2*	Custodial Agreement, dated as of December 8, 2011, between ACRC Lender C LLC, as borrower, Citibank, N.A., as lender, and U.S. Bank National Association, as custodian(3)
10.3*	Deposit Account Control Agreement, dated as of December 8, 2011, between ACRC Lender C LLC, Citibank, N.A., as lender, and Bank of America, N.A., as bank(3)
10.4*	Pledge and Security Agreement, dated as of December 8, 2011, by ACRC Lender LLC, as pledgor, for the benefit of Citibank, N.A., as lender(3)
10.5*	First Amendment to Master Loan and Security Agreement, dated as of April 16, 2012, between ACRC Lender C LLC, as borrower, and Citibank, N.A., as lender(4)
10.6*	Amended and Restated Note, dated as of April 16, 2012, between ACRC Lender C LLC, as borrower, for the benefit of Citibank, N.A., as lender(4)
10.7*	Substitute Guaranty Agreement, dated as of May 1, 2012, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Citibank, N.A., as lender(5)
10.8*	Master Repurchase and Securities Contract, dated as of December 14, 2011, between ACRC Lender W LLC, as seller, and Wells Fargo Bank, National Association, as buyer(3)
10.9*	Custodial Agreement, dated as of December 14, 2011, between ACRC Lender W LLC, as seller, and Wells Fargo Bank, National Association, as buyer and custodian(3)
10.10*	Controlled Account Agreement (Waterfall Account), dated as of December 14, 2011, between ACRC Lender W LLC, as debtor, and Wells Fargo Bank, National Association, as secured party and depository bank(3)
10.11*	Pledge Agreement, dated as of December 14, 2011, by ACRC Lender LLC, as pledgor, in favor of Wells Fargo Bank, National Association, as secured party(3)
10.12*	Amendment No. 1 to the Master Repurchase and Securities Contract, dated as of May 22, 2012, among ACRC Lender W LLC, as seller, ACRC Holdings LLC, as original guarantor, Ares Commercial Real Estate Corporation, as new guarantor and Wells Fargo Bank, National Association, as buyer(8)
10.13*	Guarantee Agreement, dated as of May 22, 2012, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Wells Fargo Bank, National Association, as bank(8)

Exhibit Number	Exhibit Description
10.14*	Amendment No. 1 to Guarantee Agreement dated effective as of June 29, 2012, between Ares Commercial Real Estate Corporation, as guarantor and Wells Fargo Bank, National Association, as beneficiary, and acknowledged by ACRC Lender W LLC, as seller(6)
10.15*	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC(5)
10.16*	Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation(5)
10.17*	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC(5)
10.18*	Master Revolving Line of Credit Agreement, dated May 18, 2012, among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender(8)
10.19*	Guaranty Agreement, dated as of May 18, 2012, by Ares Commercial Real Estate Corporation, as guarantor, for the benefit of Capital One, National Association, as lender(8)
10.20*	First Amendment to Master Revolving Line of Credit Loan Agreement, dated September 27, 2012, between and among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender(9)
10.21*	2012 Equity Incentive Plan(1)
10.22*	Form of Restricted Stock Agreement(7)
10.23*	Form of Indemnification Agreement with directors and certain officers(5)
10.24*	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC(5)
14.1*	Code of Business Conduct and Ethics of Ares Commercial Real Estate Corporation(10)
21.1*	Subsidiaries of Ares Commercial Real Estate Corporation(11)
23.1*	Consent of Ernst & Young LLP(12)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

(10)
Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K for the period ending December 31, 2012 (File No. 001-35517), filed on April 1, 2013.

(11)
Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Amendment No. 2 to Form S-11 (File No. 333-176841), filed on March 21, 2012.

(12)
Incorporated by reference to Exhibit 23.1 to the Company's Form 10-K for the period ending December 31, 2012 (File No. 001-35517), filed on April 1, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION
Dated: April 30, 2013	By:	/s/ John B. Bartling, Jr. John B. Bartling, Jr. Chief Executive Officer (Principal Executive Officer) and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Bartling, Jr. John B. Bartling, Jr. Chief Executive Officer (Principal Executive Officer) and Director	Dated: April 30, 2013
By:	/s/ Tae-Sik Yoon Tae-Sik Yoon Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: April 30, 2013
By:	/s/ Michael J. Arougheti Michael J. Arougheti Director	Dated: April 30, 2013
By:	/s/ John Hope Bryant John Hope Bryant Director	Dated: April 30, 2013
By:	/s/ Michael H. Diamond Michael H. Diamond Director	Dated: April 30, 2013
By:	/s/ Jeffrey T. Hinson Jeffrey T. Hinson Director	Dated: April 30, 2013
By:	/s/ Paul G. Joubert Paul G. Joubert Director	Dated: April 30, 2013
By:	/s/ Robert L. Rosen Robert L. Rosen Director	Dated: April 30, 2013
By:	/s/ Todd S. Schuster Todd S. Schuster Director	Dated: April 30, 2013