Form 10-Q
period 2013-03-31
Ares Commercial Real Estate Corp
filed 2013-05-15
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2013
Common stock, $0.01 par value	9,267,162

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$22,550	$23,390
Restricted cash	3,719	3,210
Loans held for investment	409,943	353,500
Accrued interest receivable	2,464	1,746
Deferred financing costs, net	4,780	5,168
Other assets	497	845
Total assets	$443,953	$387,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Secured financing agreements	$200,050	$144,256
Convertible notes	67,411	67,289
Derivative liability	2,223	1,825
Accounts payable and accrued expenses	1,455	1,788
Due to affiliate	1,442	1,320
Dividends payable	2,317	2,316
Other liabilities	5,471	3,627
Total liabilities	280,369	222,421

Commitments and contingencies (Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized at March 31, 2013 and December 31, 2012, no shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2013 and December 31, 2012, respectively, 9,267,162 shares issued and outstanding at March 31, 2013 and December 31, 2012	92	92
Additional paid in capital	169,336	169,200
Accumulated deficit	(5,844)	(3,854)
Total stockholders’ equity	163,584	165,438
Total liabilities and stockholders’ equity	$443,953	$387,859

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
	(unaudited)	(unaudited)
Net interest margin:
Interest income	$6,711	$949
Interest expense (from secured funding facilities)	(1,385)	(339)
Net interest margin	5,326	610

Expenses:
Other interest expense	1,950	-
Management fees to affiliate	614	-
Professional fees	566	65
Acquisition and investment pursuit costs	640	-
General and administrative expenses	482	37
General and administrative expenses reimbursed to affiliate	747	-
Total expenses	4,999	102
Net income	327	508

Less income (loss) attributable to Series A Convertible Preferred Stock:
Preferred dividends	-	(52)
Accretion of redemption premium	-	(572)
Net income (loss) attributable to common stockholders	$327	$(116)
Net income (loss) per common share:
Basic and diluted earnings (loss) per common share	$0.04	$(0.12)
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	9,212,644	998,571
Diluted weighted average shares of common stock outstanding	9,267,162	998,571
Dividends declared per share of common stock	$0.25	$0.30

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2012	9,267,162	$92	$169,200	$(3,854)	$165,438
Stock-based compensation	-	-	136	-	136
Net income attributable to common stockholders	-	-	-	327	327
Dividends declared	-	-	-	(2,317)	(2,317)
Balance at March 31, 2013	9,267,162	$92	$169,336	$(5,844)	$163,584

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
	(unaudited)	(unaudited)
Operating activities:
Net income	$327	$508
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of deferred financing costs	227	125
Accretion of deferred loan origination fees and costs	(739)	(57)
Stock based compensation	136	-
Unrealized loss on derivative	398	-
Changes in operating assets and liabilities:
Interest receivable	(718)	(518)
Other assets	323	(24)
Due to affiliate	122	(144)
Interest payable	-	71
Refundable deposits	50	(200)
Accounts payable and accrued expenses	1,100	18
Net cash provided by (used in) operating activities	1,226	(221)
Investing activities:
Issuance of and fundings on loans held for investment	(56,299)	(73,147)
Principal repayment of loans held for investment	56	18
Receipt of origination fees	539	880
Net cash used in investing activities	(55,704)	(72,249)
Financing activities:
Proceeds from secured funding arrangements	55,794	47,289
Secured funding costs	(10)	(596)
Convertible notes issuance costs	171	-
Proceeds from issuance of Series A Convertible Preferred Stock	-	5,723
Proceeds from issuance of common stock	-	23,400
Payment of offering costs	-	-
Common dividend payment	(2,317)	-
Net cash provided by financing activities	53,638	75,816
Change in cash and cash equivalents	(840)	3,346
Cash and cash equivalents, beginning of period	23,390	1,240
Cash and cash equivalents, end of period	$22,550	$4,586
Supplemental Information:
Interest paid during the period	$1,128	$143
Supplemental disclosure of noncash financing activities:
Dividends payable	$2,317	$502
Accretion of redemption premium	$-	$572
Deferred financing and offering costs	$-	$332

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2013

(unaudited)

1.                                      ORGANIZATION

Ares Commercial Real Estate Corporation (together with our consolidated subsidiaries, the “Company,” “ACRE,” “we,” “us” and “our”) is a Maryland corporation that was incorporated on September 1, 2011, and was initially funded and commenced investment operations on December 9, 2011. The Company is focused primarily on originating, investing in and managing middle-market commercial real estate (“CRE”) loans and other CRE-related investments. ACRE completed the initial public offering (the “IPO”) of its common stock on May 1, 2012. The Company is externally managed by Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a wholly owned subsidiary of Ares Management LLC, a global alternative asset manager and also a SEC registered investment adviser.

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

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s taxable year ended December 31, 2012. The Company generally will not be subject to U.S. federal income taxes on the Company’s REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that the Company annually distributes all of its REIT taxable income to stockholders and complies with various other requirements as a REIT.

Interim financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2013.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP and includes the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of its operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and loans held for investment. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the Federal Deposit Insurance Corporation, or “FDIC”, insured limit. The Company has exposure to credit risk on its CRE loans and other target investments. The Company’s Manager will seek to manage credit risk by performing credit fundamental analysis of potential collateral assets.

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

In addition, we evaluate the entire portfolio to determine whether the portfolio has any impairments that require a general valuation allowance on the remainder of the loan portfolio. As of March 31, 2013 and December 31, 2012, there are no impairments on the Company’s loan portfolio.

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with common stock offerings are reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering are expensed. Underwriting commissions that are the responsibility of and paid by a related party, such as our Company’s Manager, are reflected as a contribution of additional paid in capital from a sponsor in the consolidated financial statements.

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

Fair Value Measurements

The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The only financial instrument recorded at fair value on a recurring basis in the Company’s consolidated financial statements is a derivative instrument. The Company has not elected the fair value option for the remaining financial instruments, including loans held for investment, secured funding agreements and other debt instruments. Such financial instruments are carried at cost. Fair value is separately disclosed (see Note 9). The three levels of inputs that may be used to measure fair value are as follows:

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

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock and restricted stock units, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock and restricted stock units and convertible debt, except when doing so would be anti-dilutive.

Derivative Financial Instruments

The Company does not hold or issue derivative instruments for trading purposes. The Company recognizes derivatives on its balance sheet, measures them at their estimated fair value using Level III inputs under an option pricing model and recognizes changes in their estimated fair value in the Company’s results of operations for the period in which the change occurs. On December 19, 2012, the Company issued $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015 (the “2015 Convertible Notes”). The conversion features of the 2015 Convertible Notes are deemed to be an embedded derivative under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, the Company is required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. The Company has recognized the embedded derivative as a liability on its balance sheet, measured it at its estimated fair value and recognized changes in its estimated fair value in the Company’s results of operations for the period in which the change occurs.

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

As of March 31, 2013 and December 31, 2012, the Company has not recorded a reserve for any uncertain income tax positions; therefore, there has been no interest or penalties incurred to date.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of derivatives.

Segment Reporting

For the three months ended March 31, 2013, the Company operated in one business segment. The Company is primarily engaged in originating, investing in and managing commercial mortgage loans and other CRE related debt investments.

3.             LOANS HELD FOR INVESTMENT

As of March 31, 2013, the Company has originated or co-originated 17 loans secured by CRE middle market properties. The aggregate originated commitment under these loans at closing was approximately $470.2 million, of which $413.0 million in total principal remained outstanding as of March 31, 2013. During the three months ended March 31, 2013, the Company funded approximately $56.3 million and received repayments of $56 thousand on its net $470.2 million of commitments at closing as described in more detail in the tables below. Such investments are referred to herein as the Company’s investment portfolio. References to LIBOR are to 30-day LIBOR (unless otherwise specifically stated).

The following table presents an overview of the Company’s current investment portfolio, based on information available as of March 31, 2013.

(amounts in millions, except percentages)

Loan Type	Location	Total Commitment (at closing)		Outstanding Principal (1)		Carrying Amount (1)		Interest Rate		LIBOR Floor	Unleveraged Effective Yield (2)	Maturity Date (3)	Payment Terms (4)

Transitional Senior Mortgage Loans

Apartment	Brandon, FL	$49.6		$44.2		$43.8		L+4.80%		0.5%	5.9%	Jan 2016	I/O

Office	Austin, TX	38.0		31.4		31.1		L+5.75%-L+5.25%	(5)	1.0%	7.6%	Mar 2015	I/O

Apartment	New York, NY	36.1		32.2		31.9		L+5.00%		0.8%	6.3%	Oct 2017	I/O

Office	Cincinnati, OH	35.5		27.0		26.9		L+5.35%- L+5.00%	(6)	0.3%	6.1%	Nov 2015	I/O

Apartment	New York, NY	26.3		23.0		22.8		L+5.75%-L+5.00%	(7)	0.2%	6.7%	Dec 2015	I/O

Office	Overland Park, KS	25.5		24.4		24.1		L+5.00%		0.3%	5.9%	Mar 2016	I/O

Apartment	Avondale, AZ	22.1		20.7		20.6		L+4.25%		1.0%	5.8%	Sep 2015	I/O

Apartment	New York, NY	21.9		18.7		18.6		L+5.75%-L+5.00%	(7)	0.2%	6.7%	Dec 2015	I/O

Apartment	New York, NY	21.8		18.8		18.7		L+5.75%-L+5.00%	(7)	0.2%	6.7%	Dec 2015	I/O

Office	Denver, CO	11.0		9.7		9.6		L+5.50%		1.0%	7.3%	Jan 2015	I/O

Stretch Senior Mortgage Loans

Office	Miami, FL	47.0		47.0	(8)	46.9	(9)	L+5.25%		1.0%	6.6%	Apr 2014	I/O

Office	Boston, MA	35.0		34.8		34.5		L+5.65%		0.7%	6.8%	Mar 2015	P&I

Apartment	Arlington, VA	13.4		13.4		13.3		L+5.15%		0.3%	6.2%	Dec 2014	I/O

Subordinated Debt Investments

Apartment	Atlanta, GA	39.0		26.7		26.5		L+10.70%	(10)	0.5%	12.1%	Apr 2016	I/O

Apartment	Rocklin, CA	18.7		18.7	(11)	18.5		L+6.40%	(11)	1.0%	9.9%	Dec 2013	I/O

Office	Fort Lauderdale, FL	15.0	(12)	8.0		7.9		L+10.75%-L+8.18%	(12)	0.8%	12.7%	Feb 2015	I/O

Office	Atlanta, GA	14.3		14.3		14.2		10.50%	(13)	—	11.0%	Aug 2017	I/O

Total/Average		$470.2		$413.0		$409.9					7.0%

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

(3)                                 The Boston, Arlington and Miami loans are subject to one 12-month extension option. The Atlanta loan with a Maturity Date of April 2016, Austin, Avondale, Brandon, Cincinnati, New York loans with a Maturity Date of December 2015 and Fort Lauderdale loans are subject to two 12-month extension options. The Rocklin loan is subject to one 6-month extension option. Certain extension options may be subject to performance based or other conditions as stipulated in the loan agreement.

(4)                                 P&I = principal and interest; I/O = interest only.

(5)                                 The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.25%.

(6)                                 The initial interest rate for this loan of L+5.35% steps down based on performance hurdles to L+5.00%.

(7)                                 The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.00%.

(8)                                 On March 8, 2013, the Company entered into a loan assumption transaction with a new sponsor group to facilitate the purchase of a Class B office building in Miami, FL that was collateralized by the Company’s existing $47.0 million first mortgage loan.

(9)                                 The Carrying Amount of this loan is above 10%, but less than 20%, of total assets of the Company.

(10)                          This loan was co-originated with a third party using an A/B structure, with a cumulative interest rate of L + 4.95% and a LIBOR Floor of 0.50%. The A-Note (held by a third party) has an interest rate of L + 2.70% with no LIBOR Floor and the Company’s B-Note receives the full benefit of the LIBOR Floor on the full combined balance of the A-Note and B-Note. At the initial respective funded amounts of the A-Note and B-Note (as of March 31, 2013), the interest rate on the Company’s B-Note is L + 10.70% subject to a 0.50% LIBOR floor (with the benefit of any difference between actual LIBOR and the LIBOR floor on the A-Note and B-Note accruing to the B-Note). Accordingly, the interest rate on the Company’s B-Note would be 12.50% if LIBOR is equal to 0.0% and L + 10.70% if LIBOR is equal to or greater than 0.50%. As the Company funds additional proceeds on the loan under the B-Note up to the full $39 million level, the interest rate will decrease and the B-Note will have an interest rate of L +8.90% subject to a 0.50% LIBOR floor (with the benefit of any difference between actual LIBOR and the LIBOR floor on the A-Note and B-Note accruing to the B-Note). Accordingly, the interest rate on the Company’s fully funded loan under the B-Note would be 10.30% if LIBOR is equal to 0.0% and L + 8.90% if LIBOR is equal to or greater than 0.50%.

(11)                          This loan was co-originated with a third party using an A/B structure, with a cumulative interest rate of L + 4.10% and a LIBOR Floor of 1.00%. The fully funded A-Note (held by a third party) has an interest rate of L + 2.75% with no LIBOR Floor and the Company’s B-Note receives the full benefit of the LIBOR Floor on the full $50.5 million balance of the loan. The interest rate on the Company’s B-Note is L + 6.40% subject to a 1.00% LIBOR floor (with the benefit of any difference between actual LIBOR and the LIBOR floor on the A-Note and B-Note accruing to the B-Note). Accordingly, the interest rate on the Company’s B-Note would be 9.10% if LIBOR is equal to 0.0% and L + 6.40% if LIBOR is equal to or greater than 1.00%.

(12)                      The total commitment the Company co-originated was a $37.0 million first mortgage, of which a $22.0 million A-Note was fully funded by Citibank, N.A., with a cumulative interest rate of L + 5.25% and a LIBOR floor of 0.75%. The Company committed to a $15.0 million B-Note. The fully funded A-Note (held by a third party) has an interest rate of L + 3.25% with the LIBOR Floor, resulting in an initial interest rate on the Company’s B-Note of L + 10.75% with the LIBOR Floor. As the Company funds additional proceeds on the B-Note, the interest rate will decrease and the fully committed B-Note ($15.0 million) will have an interest rate of LIBOR + 8.18% with the LIBOR Floor.

(13)                          The interest rate for this loan increases to 11.0% on September 1, 2014.

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize our loans held for investment as of March 31, 2013:

	March 31, 2013
$ in thousands	Carrying Amount	Outstanding Principal	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield	Weighted Average Remaining Life (Years)
Senior mortgage loans	$342,766	$345,343	5.9%	6.5%	2.6
Subordinated and mezzanine loans	67,177	67,650	8.3%	10.9%	2.5
Total	$409,943	$412,993	6.3%	7.0%	2.6

For the three months ended March 31, 2013, the activity in our loan portfolio was as follows ($ in thousands):

Balance at December 31, 2012	$353,500
Initial funding	50,999
Receipt of origination fee, net of costs	(539)
Additional funding	5,300
Amortizing payments	(56)
Origination fee accretion	739
Balance at March 31, 2013	$409,943

No impairment charges have been recognized as of March 31, 2013 or as of December 31, 2012.

4.                                      DEBT

Secured Funding Agreements

	As of March 31, 2013		As of December 31, 2012

$ in thousands	Outstanding Balances	Total Commitment	Outstanding Balances	Total Commitment

Wells Fargo Facility	$126,675	$172,500	$98,196	$172,500
Citibank Facility	41,215	86,225	13,900	86,225
Capital One Facility	32,160	50,000	32,160	50,000
Total	$200,050	$308,725	$144,256	$308,725

The secured funding arrangements are generally collateralized by assignments of specific loans held for investment originated by the Company. The secured funding arrangements are guaranteed by the Company.

Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investments with the secured funding agreement used to fund them.

Wells Fargo Facility

On December 14, 2011, the Company entered into a $75.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association (the “Wells Fargo Facility”), pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On May 22, 2012, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the total commitment under the Wells Fargo Facility from $75.0 million to $172.5 million. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50%-2.75%. On May 15, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility. For the three months ended March 31, 2013, the Company incurred a non-utilization fee of $44 thousand. The Company did not incur such non-utilization fee for the three months ended March 31, 2012. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of March 31, 2013 and December 31, 2012, the outstanding balance on the Wells Fargo Facility was $126.7 million and $98.2 million, respectively.

The Wells Fargo Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to total assets of not more than 75%, (g) maintaining liquidity in an amount not less than the greater of (1) 5% of the Company’s tangible net worth or (2) $20.0 million, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1, and (i) maintaining a tangible net worth of at least the sum of (1) $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company. Effective June 29, 2012, the agreements governing the Wells Fargo Facility were further amended to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which the Company reports “Loans held for investment” in excess of $200.0 million on its quarterly consolidated balance sheet. As of December 31, 2012 the Company reported “Loans held for investment” in excess of $200.0 million. As a result, the Company tested the minimum fixed charge coverage ratio beginning with the three months ended March 31, 2013. As of March 31, 2013, the Company was in compliance in all material respects with the terms of the Wells Fargo Facility.

Citibank Facility

On December 8, 2011, the Company entered into a $50.0 million secured revolving funding facility arranged by Citibank, N.A. (the “Citibank Facility”) pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to, among other things, increase the total commitment under the Citibank Facility from $50.0 million to $86.2 million. Under the Citibank Facility, the Company borrows funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by the Company. Advances under the Citibank Facility accrue interest at a per annum rate based on

LIBOR. The margin can vary between 2.50% and 3.50% over the greater of LIBOR and 0.5%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of the Company’s wholly owned subsidiaries and the borrower under the Citibank Facility. On March 3, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility. For the three months ended March 31, 2013 and 2012, the Company incurred a non-utilization fee of $61 thousand and $10 thousand, respectively. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. The end of the funding period is December 8, 2013, and may be extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring. As of March 31, 2013 and December 31, 2012, the outstanding balance on the Citibank Facility was $41.2 million and $13.9 million, respectively.

The Citibank Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $20.0 million or (2) 5% of the Company’s tangible net worth, (c) a cap on the Company’s distributions of the greater of (1) 100% of the Company’s taxable net income, or (2) such amount as is necessary to maintain the Company’s status as a REIT, and (d) if the Company’s average debt yield across the portfolio of assets that are financed with the Citibank Facility falls below certain thresholds, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of March 31, 2013, the Company was in compliance in all material respects with the terms of the Citibank Facility. See Note 12 for subsequent events relating to the Citibank Facility.

Capital One Facility

On May 18, 2012, the Company entered into a $50.0 million secured revolving funding facility with Capital One, National Association (the “Capital One Facility”), pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans, subject to available collateral.

Under the Capital One Facility, the Company borrows funds on a revolving basis in the form of individual loans evidenced by individual notes. Each individual loan is secured by an underlying loan originated by us. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%. The Company may request individual loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at the lender’s discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of March 31, 2013 and December 31, 2012, the outstanding balance on the Capital One Facility was $32.2 million. The Company does not incur a non-utilization fee under the terms of the Capital One Facility.

The Capital One Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by the Company, (c) maintaining a total liquidity in excess of the greater of (1) 5% of the Company’s tangible net worth or (2) $20.0 million, and (d) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1. Effective September 27, 2012, the agreements governing the Capital One Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which the Company reports “Loans held for investment” in excess of $200.0 million on the Company’s quarterly consolidated balance sheet. As of December 31, 2012 the Company reported “Loans held for investment” in excess of $200.0 million. As a result, the Company tested the minimum fixed charge coverage ratio beginning with the three months ended March 31, 2013. As of March 31, 2013, the Company was in compliance in all material respects with the terms of the Capital One Facility.

2015 Convertible Notes

On December 19, 2012, the Company issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers’ exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $2.1 million, were approximately $2.8 million. As of March 31, 2013 and December 31, 2012, the carrying value of the 2015 Convertible Notes was $67.4 million and $67.3 million, respectively.

The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was 9.4% for the three months ended March 31, 2013. For the three months ended March 31, 2013, the interest charged on this indebtedness was $1.6 million. The 2015 Convertible Notes will mature on December 15, 2015 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding June 15, 2015 holders may convert their 2015 Convertible Notes only under certain circumstances as set forth in the Indenture. On or after June 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their 2015 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock, provided that the Company will not elect to use a settlement method that results in it issuing more than 1,853,432 shares of common stock prior to obtaining stockholder approval in accordance with certain New York Stock Exchange (“NYSE”) requirements. The conversion rate is initially 53.6107 shares of common stock per $1,000 principal amount of 2015 Convertible Notes (equivalent to an initial conversion price of approximately $18.65 per share of common stock). The conversion rate will be subject to adjustment in some events, including for regular quarterly dividends in excess of $0.35 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased but will in no event exceed 61.6523 shares of common stock per $1,000 principal amount of 2015 Convertible Notes.

The Company may not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until the Company receives stockholder approval for issuances above this threshold. Until such stockholder approval is obtained, the Company may not share-settle the full conversion option. As a result, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.7 million, which represents a discount to the debt to be amortized through other interest expense using the effective interest method through the maturity of the 2015 Convertible Notes. The effective interest rate used to amortize the debt discount on the 2015 Convertible Notes is 9.4%. During each reporting period, the derivative liability is marked to fair value through earnings. As of March 31, 2013 and December 31, 2012, the derivative liability had a fair value of $2.2 million and $1.8 million, respectively. If the Company obtains stockholder approval for the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes so the conversion option can be share-settled in full at the Company’s option, the conversion option may qualify for equity classification and the bifurcated derivative liability would no longer need to be accounted for as a derivative on a prospective basis from the date of reassessment. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through other interest expense.

The Company does not have the right to redeem the 2015 Convertible Notes prior to the Maturity Date, except to the extent necessary to preserve its qualification as a REIT for U.S. federal income tax purposes. No sinking fund is provided for the 2015 Convertible Notes. In addition, if the Company undergoes certain corporate events that constitute a “fundamental change,” the holders of the 2015 Convertible Notes may require the Company to repurchase for cash all or part of their 2015 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2015 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

5.                                      COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio as described below.

As of March 31, 2013 and December 31, 2012, the Company had the following commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated and mezzanine debt investments:

	As of
$ in thousands	March 31, 2013	December 31, 2012
Total commitments	$470,195	$405,695
Less: funded commitments	(413,229)	(356,930)
Total unfunded commitments	$56,966	$48,765

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of March 31, 2013, the Company is not aware of any legal claims.

6.                                      SERIES A CONVERTIBLE PREFERRED STOCK

On February 8, 2012, the Company’s board of directors adopted resolutions classifying and designating 600 shares of authorized preferred stock as shares of Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”). Holders of shares of Series A Preferred Stock were entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of funds legally available for that purpose, dividends at the Prevailing Dividend Rate, compounded quarterly. The “Prevailing Dividend Rate” means (a) beginning on the issue date through and including December 31, 2012, 10% per annum, (b) beginning on January 1, 2013 through and including December 31, 2013, 11% per annum, (c) beginning on January 1, 2014 through and including December 31, 2014, 12% per annum, and (d) beginning on January 1, 2015 and thereafter, 13% per annum; provided, however, that the Prevailing Dividend Rate may decrease by certain specified amounts if the Company achieves a certain coverage ratio.

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

7.                                      STOCKHOLDERS’ EQUITY

On January 25, 2012, the Company entered into a subscription agreement with Ares Investments Holdings LLC (“Ares Investments”), whereby Ares Investments agreed to purchase 400,000 shares of the Company’s common stock for a total purchase price of $8.0 million, after giving effect to the reverse stock split on February 22, 2012.

On February 6, 2012, the Company entered into a subscription agreement with Ares Investments, whereby Ares Investments agreed to purchase 770,000 shares of the Company’s common stock for a total purchase price of $15.4 million, after giving effect to the reverse stock split on February 22, 2012.

On February 8, 2012, the charter of the Company was amended and restated to increase the number of authorized shares of the Company’s common stock and preferred stock to 95,000,000 and 5,000,000 shares, respectively. The par value remained at $0.01 per share.

On February 22, 2012, the Company’s board of directors and Ares Investments approved a one-for-two reverse stock split whereby every two shares of common stock that were issued and outstanding immediately prior to this date were changed into one issued and outstanding share of the Company’s common stock.

On April 23, 2012, the charter of the Company was amended to increase the number of authorized shares of common stock and preferred stock of the Company to 450,000,000 and 50,000,000 shares, respectively. The par value remained at $0.01 per share.

On May 1, 2012, the Company completed its IPO of 7,700,000 shares of its common stock at a price of $18.50 per share, raising approximately $142.5 million in gross proceeds. The underwriting commissions of approximately $5.3 million are reflected as a reduction of additional paid-in capital on the consolidated statement of stockholders’ equity. Under the underwriting agreement, the Company’s Manager was responsible for and paid directly the underwriting commissions. Because the Manager is a related party, the payment of underwriting commission of approximately $5.3 million by the Company’s Manager is reflected as a contribution of additional paid-in capital on the consolidated statement of stockholders’ equity in accordance with GAAP. The Company incurred approximately $3.5 million of expenses in connection with the IPO, which is reflected as a reduction in additional paid-in capital. The net proceeds to the Company totaled approximately $139.0 million. The Company used approximately $47.3 million of the net proceeds of the IPO to repay outstanding amounts under the Wells Fargo Facility and the Citibank Facility and approximately $6.3 million to redeem all of its issued shares of Series A Preferred Stock. The balance was used for general corporate working capital purposes and to make investments in the Company’s target investments.

Equity Incentive Plan

On April 23, 2012, the Company adopted an equity incentive plan (the “2012 Equity Incentive Plan”). Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units and/or other equity-based awards to the Company’s outside directors, the Company’s Chief Financial Officer, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of the Company’s common stock immediately after giving effect to the issuance of the shares sold in the IPO). Any restricted shares of the Company’s common stock and restricted stock units will be accounted for under ASC 718, Stock Compensation, resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

On May 1, 2012, in connection with the IPO, the Company granted 5,000 restricted shares of common stock to each of the Company’s five independent directors. In addition, on June 18, 2012, Mr. Rosen, an outside director, was granted 5,000 restricted shares of common stock as an award granted pursuant to the 2012 Equity Incentive Plan. These awards of 5,000 restricted shares vest ratably on a quarterly basis over a three year period beginning on July 1, 2012. In addition, on May 1, 2012, each of the Company’s five independent directors were granted approximately 2,027 restricted shares of common stock as 2012 annual compensation awards granted pursuant to the 2012 Equity Incentive Plan. On June 18, 2012, Mr. Rosen was also granted 2,027 restricted shares of common stock as a 2012 annual compensation award granted pursuant to the 2012 Equity Incentive Plan. These awards of 2,027 restricted shares in respect of annual directors’ fees vest ratably on a quarterly basis over a one year period beginning on July 1, 2012. As of March 31, 2013, 7,494 shares of the total 30,000 restricted shares of common stock granted to Mr. Rosen and the Company’s five independent directors, as initial grants in connection with the IPO have vested. As of March 31, 2013, 9,126 shares of the total 12,162 restricted shares of common stock granted to Mr. Rosen and the Company’s five independent directors in respect of 2012 annual compensation have vested.

On July 9, 2012, in connection with his appointment as Chief Financial Officer of the Company, Tae-Sik Yoon was granted 25,000 restricted shares of the Company’s common stock as an award granted pursuant to the 2012 Equity Incentive Plan. These shares of restricted stock vest ratably on a quarterly basis over a four-year period that began on October 1, 2012, subject to certain conditions. As of March 31, 2013, 3,127 shares of the total 25,000 restricted shares of the Company’s common stock granted to Mr. Yoon have vested.

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for directors and officers as of March 31, 2013.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Total
Balance as of December 31, 2012	31,080	23,436	54,516
Granted during the quarter ended March 31, 2013	-	-	-
Vested during the quarter ended March 31, 2013	(5,538)	(1,563)	(7,101)
Forfeited in 2013	-	-	-
Balance as of March 31, 2013	25,542	21,873	47,415

Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Total
2013	16,080	6,250	22,330
2014	10,002	6,250	16,252
2015	4,998	6,250	11,248
2016	-	4,686	4,686
2017	-	-	-
Total	31,080	23,436	54,516

8.             EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2013 and 2012:

$ in thousands (except share and per share data)	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Net income (loss) attributable to common stockholders:	$327	$(116)
Divided by:
Basic weighted average shares of common stock outstanding:	9,212,644	998,571
Diluted weighted average shares of common stock outstanding:	9,267,162	998,571
Basic and diluted earnings (loss) per common share:	$0.04	$(0.12)

The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the three months ended March 31, 2013.

9.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 820-10, which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The only financial instrument recorded at fair value on a recurring basis in the Company’s consolidated financial statements is a derivative instrument. The Company has not elected the fair value option for the remaining financial instruments, including loans held for investment, secured funding agreements and other debt instruments. Such financial instruments are carried at cost. ASC 820-10 specifies a hierarchy of valuation techniques based on the inputs used in measuring fair value. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by the Company’s management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

Financial Instruments reported at fair value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP, including a derivative instrument. The Company did not have any other financial instruments at March 31, 2013 or December 31, 2012 that were required to be carried at fair value. The carrying values of cash and cash equivalents, restricted cash, interest receivable and accrued expenses approximate their fair values due to their short-term nature.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of March 31, 2013 (in thousands):

	Fair Value as of March 31, 2013
	Level I	Level II	Level III	Total
Derivative instrument	$-	$-	$2,223	$2,223

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2012 (in thousands):

	Fair Value as of December 31, 2012
	Level I	Level II	Level III	Total
Derivative instrument	$-	$-	$1,825	$1,825

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

The following table summarizes the significant unobservable inputs the Company used to value the derivative liability categorized within Level III as of March 31, 2013 (in thousands).

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Derivative liability	$2,223	Option Pricing Model	Volatility	16.3% - 17.0%	16.3%

The following table summarizes the significant unobservable inputs the Company used to value the derivative liability categorized within Level III as of December 31, 2012 (in thousands).

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Derivative liability	$1,825	Option Pricing Model	Volatility	16.4% - 17.4%	16.4%

The tables above are not intended to be all-inclusive, but instead are intended to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

Changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of the derivative liability. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of the derivative liability.

Due to the inherent uncertainty of determining the fair value of derivative liabilities that do not have a readily available market value, the fair value of the Company’s derivative liability may fluctuate from period to period. Additionally, the fair value of the Company’s derivative liability may differ significantly from the values that would have been used had a ready market existed for such derivative liability.

The change in the derivative instrument classified as Level III is as follows for the three months ended March 31, 2013 (in thousands):

Level III Derivative Instrument
Beginning balance, as of December 31, 2012	$(1,825)
Unrealized gain (loss) on derivative	(398)
Ending balance, as of March 31, 2013	$(2,223)

The unrealized gain (loss) on derivatives is included in “other interest expense” on the consolidated statement of operations for the three months ended March 31, 2013.

The following table presents the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost as of March 31, 2013 and December 31, 2012. Changes in market yields, credit quality and other variables may change the fair value of the Company’s assets and liabilities. All financial assets and liabilities recorded at cost are considered Level III financial instruments (in thousands).

	As of March 31, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments not recorded at fair value:
Loans held for investment	$ 409,943	$ 409,943	$ 353,500	$ 353,500
Financial liabilities:
Secured financing agreements	200,050	200,050	144,256	144,256
Convertible notes	67,411	67,411	67,289	67,289

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

On April 25, 2012, in connection with the Company’s IPO, the Company entered into a management agreement (the “Management Agreement”) with ACREM under which ACREM, subject to the supervision and oversight of the Company’s board of directors, will be responsible for, among other duties, (a) performing all of the Company’s day-to-day functions, (b) determining the Company’s investment strategy and guidelines in conjunction with the Company’s board of directors, (c) sourcing, analyzing and executing investments, asset sales and financing and (d) performing portfolio management duties.

In addition, ACREM has an Investment Committee that oversees compliance with the Company’s investment strategy and guidelines, investment portfolio holdings and financing strategy.

Effective May 1, 2012, in exchange for its services, ACREM is entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to the Company’s 2012 Equity Incentive Plan and a termination fee, if applicable, as set forth below.

The base management fee is equal to 1.5% of the Company’s stockholders’ equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, stockholders’ equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) (x) any amount that the Company has paid to repurchase the Company’s common stock since inception, (y) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, and (z) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between ACREM and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements.

The incentive fee is equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of the Company’s common stock, restricted units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (See Note 7)) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For purposes of calculating the incentive fee prior to the completion of a 12-month period following the IPO, Core Earnings will be calculated on the basis of the number of days that the Management Agreement has been in effect on an annualized basis. No incentive fees were earned for the three months ended March 31, 2013 and 2012.

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

Certain of the Company’s subsidiaries, along with the Company’s lenders under the Wells Fargo Facility and the Citibank Facility have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s ranked commercial primary and special servicer that is included on Standard & Poor’s Select Servicer List. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

Summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2013 and amounts payable to the Manager as of March 31, 2013 and December 31, 2012:

	Incurred		Payable as of

$ in thousands	March 31, 2013	March 31, 2012	March 31, 2013	December 31, 2012

Affiliate Payments
Management fees	$614	$-	$614	$621
Servicing fees	-	11	-	-
General and administrative expenses	746	-	746	668
Direct third party costs	82	1	82	31
	$1,442	$12	$1,442	$1,320

Ares Investments

On February 8, 2012, the Company entered into a promissory note with Ares Investments, whereby Ares Investments loaned the Company $2.0 million. The note was repaid with $4 thousand in interest due under the note on March 1, 2012 with the proceeds from the sale of the Series A Preferred Stock.

As of March 31, 2013 and December 31, 2012, Ares Investments owned approximately 2,000,000 shares of the Company’s common stock representing approximately 21.6% of the total shares outstanding. In addition, as of March 31, 2013 and December 31, 2012, Ares Investments owned $1,150,000 aggregate principal amount of the 2015 Convertible Notes.

11.                               DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared on its common stock during the three months ended March 31, 2013 and 2012 (amounts in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
For the three months ended March 31, 2013
March 14, 2013	April 08, 2013	April 18, 2013	$0.25	$2,317
Total cash dividends declared for the three months ended March 31, 2013			$0.25	$2,317

For the three months ended March 31, 2012
March 30, 2012	March 31, 2012	April 02, 2012	$0.30	$450	(1)
Total cash dividends declared for the three months ended March 31, 2012			$0.30	$450

(1)                                 The dividend of $450 was based on 1,500,000 shares of common stock outstanding as of March 31, 2012.

12.                               SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the accompanying consolidated financial statements as of and for the three months ended March 31, 2013.

On April 29, 2013, the agreements governing the Citibank Facility were amended to provide that the limitation on the payment of dividends to the common shareholders of the Company in excess of 100% of taxable income will start to be tested on December 31, 2013.

On April 30, 2013, the Company originated an approximately $15.0 million stretch senior mortgage loan on an office building located in Mountain View, CA. At closing the outstanding principal balance was approximately $14.5 million. The loan has an interest rate of LIBOR + 4.75% subject to a 0.50% LIBOR floor and term of 33 months.

On May 9, 2013, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission in order to permit the Company to offer, from time to time, in one or more offerings or series of offerings, up to $1.5 billion of the Company’s common stock, preferred stock, debt securities, subscription rights to purchase shares of the Company’s common stock, warrants representing rights to purchase shares of the Company’s common stock, preferred stock or debt securities, or units.  The Company may not sell securities pursuant to the registration statement until the registration statement is declared effective by the Securities and Exchange Commission.

On May 14, 2013, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (collectively, the “Sellers”). The Agreement provides that, upon the terms and subject to the conditions set forth therein, at the closing of the transaction, the Company will purchase from Sellers (the “Acquisition”) all of the outstanding common units of EF&A Funding, L.L.C., d/b/a Alliant Capital LLC, a Michigan limited liability company, which houses the Sellers’ multi-family residential mortgage loan origination and servicing business. The Agreement provides that the Company will pay $52.9 million in cash, subject to certain adjustments, and issue 588,235 shares of its common stock in a private placement exempt from registration under the Securities Act of 1933, as consideration for the Acquisition. The cash portion of the transaction may be financed through additional debt financing, potential issuances of common or preferred stock and/or the repayment or sale of certain assets. The Acquisition is expected to close during the second half of 2013, subject to the satisfaction or waiver of various closing conditions as described in the Agreement. There can be no assurance that the Acquisition will be completed, or if it is completed, that it will close within the anticipated time period. In connection with the Acquisition, the board of directors of the Company approved the expansion of the Company's investment guidelines to reflect the Acquisition, subject to the concurrent consummation of the Acquisition.

On May 14, 2013, the board of directors of the Company appointed Todd Schuster to join John B. Bartling, Jr., as the Company’s Co-Chief Executive Officer effective June 1, 2013. As a result of Mr. Schuster’s appointment as Co-Chief Executive Officer, Mr. Schuster is no longer “independent” for the purpose of serving on the audit committee of the Company’s board of directors and, consequently, resigned from such committee.

On May 15, 2013, the Company declared a cash dividend of $0.25 per common share for the second quarter of 2013. The second quarter 2013 dividend is payable on July 18, 2013 to common stockholders of record as of June 28, 2013.

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

•                  allocation of investment opportunities to us by Ares Commercial Real Estate Management LLC, or “our Manager”;

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

•                  our ability to maintain our qualification as a real estate investment trust, or “REIT”;

•                  our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the “1940 Act”;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward- looking statements. Our actual results could differ materially from those expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this quarterly report.

We have based the forward-looking statements included in this quarterly report on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements.

Overview

We are a specialty finance company focused on originating, investing in and managing middle-market commercial real estate loans and other commercial real estate, or “CRE,” related investments. We target borrowers whose capital needs are not being suitably met in the market by offering customized financing solutions. We implement a strategy focused on direct origination combined with experienced portfolio management through our Manager’s servicer, which is a Standard & Poor’s-ranked commercial primary servicer and commercial special servicer that is included on Standard & Poor’s Select Servicer List, to meet our borrowers’ and sponsors’ needs.

Our investment objective is to generate attractive risk-adjusted returns for our stockholders, primarily through dividends and distributions and secondarily through capital appreciation. We believe the availability of the type of capital in the CRE middle-market we provide is limited and borrowers and sponsors have the greatest need for customized solutions in this segment of the market. We act as a single “one stop” financing source by providing our customers with one or more of our customized financing solutions. Our customized financing solutions are comprised of our “target investments,” which include the following:

•                  “Transitional senior” mortgage loans that provide strategic, flexible, short-term financing solutions on transitional CRE middle-market assets. These assets are typically properties that are the subject of a business plan that is expected to enhance the value of the property. The mortgage loans are usually funded over time as the borrower’s business plan for the property is executed. They also typically have lower initial loan-to-value ratios as compared to “stretch senior” mortgage loans;

•                  “Stretch senior” mortgage loans that provide flexible “one stop” financing on quality CRE middle-market assets. These assets are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows, with the mortgage loans having higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans and are typically fully funded at closing and non-recourse to the borrower (as compared to conventional mortgage loans, which are often recourse to the borrower);

•                  “Subordinate debt” mortgage loans (including subordinate tranches of first lien mortgages, or B-Notes) and mezzanine loans, both of which provide subordinate financing on quality CRE middle-market assets; and

•                  “Other CRE debt and preferred equity investments,” together with selected other income producing equity investments.

We are externally managed and advised by our Manager, a Securities and Exchange Commission, or “SEC,” registered investment adviser, pursuant to the terms of a management agreement. Our Manager is an affiliate of Ares Management LLC, or “Ares Management,” a global alternative asset manager and SEC registered investment adviser.

We are a Maryland corporation that commenced investment operations on December 9, 2011. We completed our initial public offering, or “IPO,” on May 1, 2012. We are incorporated in Maryland and intend to elect and qualify to be taxed as a REIT, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of March 31, 2013 and December 31, 2012, all loans were paying in accordance with their terms. There were no impairments during the three months ended March 31, 2013 and 2012.

Although we generally hold our target investments as long-term investments, we may occasionally classify some of our investments as available-for-sale; provided, that such classification would not jeopardize our ability to maintain our qualification as a REIT. Investments classified as available-for-sale will be carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. We do not expect to hold any of our investments for trading purposes.

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

Market Conditions. We believe that our target investments currently present attractive risk-adjusted return profiles, given the underlying property fundamentals and the competitive landscape for the type of capital we provide.  The U.S. CRE markets are seemingly in the early to middle stages of a recovery from the severe economic downturn that began in 2007. Following a dramatic decline in CRE lending in 2008 and 2009, debt capital has become more readily available for select stabilized, high quality assets in certain locations such as gateway cities, but remains muted for many other types of properties, either because of the markets in which they are located or because the property is undergoing some form of value creation transition.   More particularly, the available financing products tend to come with limited flexibility, especially with respect to prepayment.  Consequently, we anticipate a high demand for the type of customized debt financing we provide from borrowers or sponsors who are looking to refinance indebtedness that is maturing in the next two to five years or are seeking shorter-term debt solutions as they reposition their properties.  We also envision that demand to be strong for situations in which a property is being acquired with plans to improve the net operating income and realize the improved value through a subsequent sale or refinancing.  We also see a changing landscape in which many historical debt capital providers respond to banking regulatory reform with less active participation or more rigid products, less tailored to the needs of the borrowing community.  While we expect to see the emergence of new providers, we believe those with deep experience and strong backing will have the opportunity to build market share. We also believe that we are well positioned to capitalize on the expected demand generated by the estimated $1.7 trillion of CRE debt maturing between 2012 and 2016 (as reported in Commercial Real Estate Outlook: Top Ten Issues in 2013 published by Deloitte & Touche LLP).

Results of Operations – Comparison of Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2012, we were not a public company; however, we have provided below comparative operating results for the three months ended March 31, 2013 and 2012. Results for the three months ended March 31, 2012 are not indicative of the results we expect when our investment strategy has been fully implemented.

The following table sets forth certain information regarding our net income for the three months ended March 31, 2013 and 2012 (in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
	(unaudited)	(unaudited)
Net interest margin:
Interest income	$6,711	$949
Interest expense (from secured funding facilities)	(1,385)	(339)
Net interest margin	5,326	610

Expenses:
Other interest expense	1,950	-
Management fees to affiliate	614	-
Professional fees	566	65
Acquisition and investment pursuit costs	640	-
General and administrative expenses	482	37
General and administrative expenses reimbursed to affiliate	747	-
Total expenses	4,999	102
Net income	$327	$508

Net Interest Margin

For the three months ended March 31, 2013 and 2012, we earned approximately $5.3 million and $610 thousand in net interest margin, respectively. For the three months ended March 31, 2013 and 2012, interest income of $6.7 million and $949 thousand, respectively, was generated by average earning assets of $358.0 million and $41.9 million, respectively, offset by $1.2 million and $214 thousand, respectively, of interest expense from secured funding facilities and unused fees, respectively, and $227 thousand and $125 thousand, respectively, of interest expense from the amortization of deferred loan costs. The average borrowings under our secured funding facilities were $149.6 million and $26.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase in net interest margin from March 31, 2012 to March 31, 2013 primarily relates to the increase in the number of loans held for investment from 4 loans to 17 loans as of March 31, 2013.

Operating Expenses

For the three months ended March 31, 2013 and 2012, we incurred operating expenses of $5.0 million and $102 thousand, respectively.

Related Party Expenses

Related party expenses for the three months ended March 31, 2013 included $0.6 million in management fees due to our Manager and $0.7 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. We did not reimburse our Manager for any such related party expenses for the three months ended March 31, 2012.

Other Expenses

Other interest expense for three months ended March 31, 2013 of $2.0 million related to the 2015 Convertible Notes (including $398 thousand unrealized loss on derivatives). Professional fees for the three months ended March 31, 2013 and 2012 were $0.6 million and $65 thousand, respectively. Acquisition and investment pursuit costs for the three months ended March 31, 2013 were $0.6 million related to the proposed acquisition of Alliant Capital LLC. General and administrative expenses for the three months ended March 31, 2013 and 2012 were $0.5 million and $37 thousand, respectively.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2013 and 2012 (in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
	(unaudited)	(unaudited)
Net income	$327	$508
Adjustments to reconcile net income to cash provided by
operating activities:	899	(729)
Net cash provided by (used in) operating activities	1,226	(221)
Net cash used in investing activities	(55,704)	(72,249)
Net cash provided by financing activities	53,638	75,816
Change in cash and cash equivalents	$(840)	$3,346

Cash and cash equivalents increased (decreased) by $(0.8) million and $3.3 million, respectively, during the three months ended March 31, 2013 and 2012. Net cash provided by (used in) operating activities totaled $1.2 million and $(221) thousand, respectively, during the three months ended March 31, 2013 and 2012. This net cash was primarily related to interest and fee income collected offset by interest expense. The adjustments for non-cash charges for the three months ended March 31, 2013, included stock-based compensation of $136 thousand, accretion of deferred loan origination fees and costs of $739 thousand, amortization of deferred financing costs of $227 thousand and $398 thousand of unrealized loss on the derivative (included in other interest expense). The adjustments for non-cash charges for the three months ended March 31, 2012, included interest receivable of $518 thousand and refundable deposits of $200 thousand.

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 totaled $(55.7) million and $(72.2) million, respectively, and related primarily to the origination of new loans held-for-investment.

Net cash provided by financing activities for three months ended March 31, 2013 totaled $53.6 million and related primarily to proceeds from our secured funding facilities. Net cash provided by financing activities for the three months ended March 31, 2012 totaled $75.8 million and related primarily to proceeds from our secured funding facilities and the issuance of our common stock to Ares Investments Holdings LLC, or “Ares Investments.”

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash will generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us. See “Recent Developments” for information on our available capital as of May 13, 2013 as well as our pending acquisition of Alliant Capital LLC.

Secured Funding Arrangements

The sources of financing for our target investments are described below.

	March 31, 2013		December 31, 2012
$ in millions	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Wells Fargo Facility	$126,675	$172,500	$98,196	$172,500
Citibank Facility	41,215	86,225	13,900	86,225
Capital One Facility	32,160	50,000	32,160	50,000
Total	$200,050	$308,725	$144,256	$308,725

The secured funding arrangements are generally collateralized by assignments of specific loans held for investment originated by us. We guarantee the secured funding arrangements. Generally, we partially offset interest rate risk by matching the interest index of loans held for investments with the secured funding agreement used to fund them.

Wells Fargo Facility

On December 14, 2011, we entered into a $75.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association, or the “Wells Fargo Facility,” pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On May 22, 2012, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the total commitment under the Wells Fargo Facility from $75.0 million to $172.5 million. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50% - 2.75%. On May 15, 2012, we started to incur a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of March 31, 2013 and December 31 2012, the outstanding balance on the Wells Fargo Facility was $126.7 million and $98.2 million, respectively.

The Wells Fargo Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to total assets of not more than 75%, (g) maintaining liquidity in an amount not less than the greater of (1) 5% of our tangible net worth or (2) $20.0 million, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1, and (i) maintaining a tangible net worth of at least the sum of (1) $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by us. Effective June 29, 2012, the agreements governing the Wells Fargo Facility were further amended to provide that the required minimum fixed charge coverage ratio with respect to us as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which we report “Loans held for investment” in excess of $200.0 million on our quarterly consolidated balance sheet. As of December 31, 2012 we reported “Loans held for investment” in excess of $200.0 million. As a result, we tested the minimum fixed charge coverage ratio for the three months ended March 31, 2013.

Citibank Facility

On December 8, 2011, we entered into a $50.0 million secured revolving funding facility arranged by Citibank, N.A., or the “Citibank Facility,” pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to, among other things, increase the total commitment under the Citibank Facility from $50.0 million to $86.2 million. Under the Citibank Facility, we borrow funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by us. Advances under the Citibank Facility accrue interest at a per annum rate based on LIBOR. The margin can vary between 2.50% and 3.50% over the greater of LIBOR and 0.5%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of our wholly owned subsidiaries and the borrower under the Citibank Facility. On March 3, 2012, we started to incur a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. The end of the funding period is December 8, 2013, and may be extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring. As of March 31, 2013 and December 31, 2012, the outstanding balance on the Citibank Facility was $41.2 million and $13.9 million, respectively.

The Citibank Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of our tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by us, (b) maintaining liquidity in an amount not less than the greater of (1) $20.0 million or (2) 5% of our tangible net worth, (c) a cap on our distributions of the greater of (1) 100% of our taxable net income, or (2) such amount as is necessary to maintain our status as a REIT, and (d) if our average debt yield across the portfolio of assets that are financed with the Citibank Facility falls below certain thresholds, we may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits us from amending our management agreement in a material respect without the prior consent of the lender. See Note 12 for subsequent events relating to the Citibank Facility.

Capital One Facility

On May 18, 2012, we entered into a $50.0 million secured funding facility with Capital One, National Association, or the “Capital One Facility,” pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans, subject to available collateral. Under the Capital One Facility, we borrow funds on a revolving basis in the form of individual loans evidenced by individual notes. Each individual loan is secured by an underlying loan originated by us. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%. We may request individual loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at the lender’s discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of March 31, 2013 and December 31, 2012, the outstanding balance on the Capital One Facility was $32.2 million.

The Capital One Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1, (b) maintaining a tangible net worth of at least the sum of (1) 80% of our tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by us, (c) maintaining a total liquidity in excess of the greater of (1) 5% of our tangible net worth or (2) $20.0 million, and (d) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) of at least 1.5 to 1. Effective September 27, 2012, the agreements governing the Capital One Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to us as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which we report “Loans held for investment” in excess of $200.0 million on our quarterly consolidated balance sheet. As of December 31, 2012 we reported “Loans held for investment” in excess of $200.0 million. As a result, we tested the minimum fixed charge coverage ratio for the three months ended March 31, 2013.

2015 Convertible Notes

On December 19, 2012, we issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers’ exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012, or the “Indenture,” between us and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $2.1 million, were approximately $2.8 million. As of March 31, 2013 and December 31, 2012, the carrying value of the 2015 Convertible Notes was $67.4 million and $67.3 million, respectively.

The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was approximately 9.4% for the three months ended March 31, 2013 and the year ended December 31, 2012. For the three months ended March 31, 2013, the interest incurred on this indebtedness was $1.6 million. The 2015 Convertible Notes will mature on December 15, 2015, or the “Maturity Date,” unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding June 15, 2015 holders may convert their 2015 Convertible Notes only under certain circumstances as set forth in the Indenture. On or after June 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their 2015 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, provided that we will not elect to use a settlement method that results in us issuing more than 1,853,432 shares of common stock prior to obtaining stockholder approval in accordance with certain New York Stock Exchange, or “NYSE,” requirements. The conversion rate is initially 53.6107 shares of common stock per $1,000 principal amount of 2015 Convertible Notes (equivalent to an initial conversion price of approximately $18.65 per share of common stock). The conversion rate will be subject to adjustment in some events, including for regular quarterly dividends in excess of $0.35 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased but will in no event exceed 61.6523 shares of common stock per $1,000 principal amount of 2015 Convertible Notes.

We may not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until we receive stockholder approval for issuances above this threshold. Until such stockholder approval is obtained, we may not share-settle the full conversion option. As a result, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.7 million, which represents a discount to the debt to be amortized through other interest expense using the effective interest method through the maturity of the 2015 Convertible Notes. The effective interest rate used to amortize the debt discount on the 2015 Convertible Notes is 9.4%. During each reporting period, the derivative liability is marked to fair value through earnings. As of March 31, 2013 and December 31, 2012, the derivative liability had a fair value of $2.2 million and $1.8 million, respectively. If the Company obtains stockholder approval for the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes so the conversion option can be share-settled in full at the Company’s option, the conversion option may qualify for equity classification and the bifurcated derivative liability would no longer need to be accounted for as a derivative on a prospective basis from the date of reassessment. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through other interest expense.

We do not have the right to redeem the 2015 Convertible Notes prior to the Maturity Date, except to the extent necessary to preserve our qualification as a REIT for U.S. federal income tax purposes. No sinking fund is provided for the 2015 Convertible Notes. In addition, if we undergo certain corporate events that constitute a “fundamental change,” the holders of the 2015 Convertible Notes may require us to repurchase for cash all or part of their 2015 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2015 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

Our Core Earnings (loss) for the three months ended March 31, 2013 and 2012 was approximately $0.9 million and $(116) thousand, respectively, and $0.09 and $(0.12), respectively, per weighted average share, diluted. The table below provides a reconciliation of net income (loss) to Core Earnings (loss) for these periods:

	For the three months ended March 31, 2013		For the three months ended March 31, 2012

$ in thousands, except per share amounts	Amount	Per Share	Amount	Per Share

Net income (loss) attributable to common stockholders	$327	$0.04	$(116)	$(0.12)
Add back: non-cash stock-based compensation	136	0.01	-	-
Add back: unrealized loss on derivative	398	0.04	-	-
Core Earnings (loss)	$861	$0.09	$(116)	$(0.12)

Recent Developments

On April 29, 2013, the agreements governing the Citibank Facility were amended to provide that the limitation on the payment of dividends to the common shareholders of us in excess of 100% of taxable income will start to be tested on December 31, 2013.

On April 30, 2013, we originated an approximately $15.0 million stretch senior mortgage loan on an office building located in Mountain View, CA. At closing the outstanding principal balance was approximately $14.5 million. The loan has an interest rate of LIBOR + 4.75% subject to a 0.50% LIBOR floor and term of 33 months.

On May 9, 2013, we filed a registration statement on Form S-3 with the Securities and Exchange Commission in order to permit us to offer, from time to time, in one or more offerings or series of offerings, up to $1.5 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units.  We may not sell securities pursuant to the registration statement until the registration statement is declared effective by the Securities and Exchange Commission.

As of May 13, 2013, we expect to have approximately $40 million of remaining capital, either in cash or in approved but undrawn capacity under our secured funding facilities. After holding in reserve $20.0 million in liquidity requirements, we have approximately $20 million in capital available to fund additional commitments, our existing outstanding commitments and for other working capital purposes.  Assuming that we use such amount as equity capital to make new investments and are able to achieve a debt-to-equity ratio of 1-to-1 to 2-to-1, we have the capacity to fund approximately $40 million to approximately $60 million of additional senior loan investments.  As of May 13, 2013, the total unfunded commitments for our existing loans held for investment were approximately $53.6 million and borrowings under our secured funding facilities and from the issuance of convertible senior notes were approximately $222.1 million and $69.0 million, respectively.

On May 14, 2013, we entered into a Purchase and Sale Agreement (the “Agreement”) with Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (collectively, the “Sellers”). The Agreement provides that, upon the terms and subject to the conditions set forth therein, at the closing of the transaction, we will purchase from Sellers (the “Acquisition”) all of the outstanding common units of EF&A Funding, L.L.C., d/b/a Alliant Capital LLC, a Michigan limited liability company, which houses the Sellers’ multi-family residential mortgage loan origination and servicing business. The Agreement provides that we will pay $52.9 million in cash, subject to certain adjustments, and issue 588,235 shares of its common stock in a private placement exempt from registration under the Securities Act of 1933, as consideration for the Acquisition. The cash portion of the transaction may be financed through additional debt financing, potential issuances of common or preferred stock and/or the repayment or sale of certain assets. The Acquisition is expected to close during the second half of 2013, subject to the satisfaction or waiver of various closing conditions as described in the Agreement. There can be no assurance that the Acquisition will be completed, or if it is completed, that it will close within the anticipated time period. In connection with the Acquisition, the board of directors of ours approved the expansion of our investment guidelines to reflect the Acquisition, subject to the concurrent consummation of the Acquisition.

On May 14, 2013, our board of directors appointed Todd Schuster to join John B. Bartling, Jr., as our Co-Chief Executive Officer effective June 1, 2013. As a result of Mr. Schuster’s appointment as Co-Chief Executive Officer, Mr. Schuster is no longer “independent” for the purpose of serving on the audit committee of our board of directors and, consequently, resigned from such committee.

On May 15, 2013, we declared a cash dividend of $0.25 per common share for the second quarter of 2013. The second quarter 2013 dividend is payable on July 18, 2013 to common stockholders of record as of June 28, 2013.

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

Loans Held for Investment and Interest Income Recognition

Our originated loans receivable will be classified as held-for-investment based upon our intent and ability to hold them until maturity. Loans that are held-for-investment are carried at cost, net of unamortized loan fees, and origination and acquisition costs, unless the loan is deemed impaired. Interest income will be recognized based on the contractual rate and the outstanding principal balance of the loans. Origination fees, contractual exit fees net of direct loan origination costs are also recognized in interest income over the loan term as a yield adjustment using the effective interest method. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the original loan term inclusive of origination points and other fees.

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

In addition, we evaluate the entire portfolio to determine whether the portfolio has any impairments that require a general valuation allowance on the remainder of the loan portfolio. The amount of each element of the allowance would be determined separately; however, the entire allowance for loan losses would be available to absorb losses in the loan portfolio. If impairment is indicated, a valuation write-down or write-off would be measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral would be charged to the allowance for loan losses. As of March 31, 2013 and December 31, 2012, there are no impairments on our loan portfolio.

Significant judgment will be required in determining impairment, including making assumptions regarding the value of a loan or loan pool, the value of the underlying collateral and other provisions such as guarantees.

Valuation of Financial Instruments

We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The only financial instrument recorded at fair value on a recurring basis in our consolidated financial statements is the derivative liability associated with our 2015 Convertible Notes (defined below). We have not elected the fair value option for the remaining financial instruments, including loans held for investment and secured funding agreements. Such financial instruments are carried at cost. For loans held for investment which are evaluated for impairment at least quarterly, we estimate the fair value of the financial instrument. If an impairment is determined, we record an expense for the difference between fair value and the carrying cost of the financial instrument. As of March 31, 2013 and December 31, 2012, the fair value of our financial instruments approximates cost.

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

Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available. We anticipate that a significant portion of our assets will fall in Level III in the valuation hierarchy.

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

Derivative Financial Instruments

We do not hold or issue derivative instruments for trading purposes. We recognize derivatives on our balance sheet, measure them at their estimated fair value and recognize changes in their estimated fair value in our results of operations for the period in which the change occurs. On December 19, 2012, we issued $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015, or the “2015 Convertible Notes.” The conversion features of the 2015 Convertible Notes are deemed to be an embedded derivative in accordance Accounting Standards Codification, or “ASC,” Topic 815, Derivatives and Hedging, or “ASC 815.” In accordance with ASC 815, we are required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. We will recognize the embedded derivative as a liability on our balance sheet, measure it at its estimated fair value and recognize changes in its estimated fair value in our results of operations for the period in which the change occurs.

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

Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and as shown in this quarterly report.

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

Risk Management

To the extent consistent with maintaining our REIT qualification, we will seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a debt investment to changes in interest rates) risks associated with holding a portfolio of our target investments. Generally, with the guidance and experience of our Manager:

•                  we will manage our portfolio through an interactive process with Ares Management and service our self-originated investments through our Manager’s servicer, which is a Standard & Poor’s ranked commercial primary servicer and commercial special servicer that is included on Standard & Poor’s Select Servicer List;

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans held for investment. Currently, we are not aware of any legal proceedings pending against us or any of our subsidiaries.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated: May 15, 2013	By	/s/ John B. Bartling, Jr.
John B. Bartling, Jr.
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2013	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer (Principal Financial and Accounting Officer)