Form 10-Q
period 2013-06-30
Ares Commercial Real Estate Corp
filed 2013-08-07
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period           to

Commission File No. 001-35517

ARES COMMERCIAL REAL ESTATE CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	45-3148087
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One North Wacker Drive, 48th Floor, Chicago, IL 60606

(Address of principal executive office)  (Zip Code)

(312) 252-7500

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common stock, $0.01 par value	27,888,359

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$40,235	$23,390
Restricted cash	4,670	3,210
Loans held for investment	525,994	353,500
Accrued interest receivable	3,312	1,746
Deferred financing costs, net	4,546	5,168
Other assets	2,302	845
Total assets	$581,059	$387,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Secured financing agreements	$101,285	$144,256
Convertible notes	67,535	67,289
Derivative liability	-	1,825
Accounts payable and accrued expenses	3,346	1,788
Due to affiliate	1,563	1,320
Dividends payable	6,822	2,316
Other liabilities	5,632	3,627
Total liabilities	186,183	222,421

Commitments and contingencies (Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized at June 30, 2013 and December 31, 2012, no shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, par value $0.01 per share, 450,000,000 shares authorized at June 30, 2013 and December 31, 2012, 27,286,769 and 9,267,162 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	272	92
Additional paid in capital	404,005	169,200
Accumulated deficit	(9,401)	(3,854)
Total stockholders’ equity	394,876	165,438
Total liabilities and stockholders’ equity	$581,059	$387,859

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income	$8,086	$1,559	$14,798	$2,508
Interest expense (from secured funding facilities)	(1,879)	(353)	(3,265)	(692)
Net interest margin	6,207	1,206	11,533	1,816

Expenses:
Other interest expense	1,499	-	3,050	-
Management fees to affiliate	643	419	1,256	419
Professional fees	500	331	1,067	414
Acquisition and investment pursuit costs	1,121	-	1,761	-
General and administrative expenses	453	323	936	331
General and administrative expenses reimbursed to affiliate	863	308	1,610	319
Total expenses	5,079	1,381	9,680	1,483

Unrealized gain on derivative	2,137	-	1,739	-
Net income	3,265	(175)	3,592	333

Less income (loss) attributable to Series A Convertible Preferred
Stock:
Preferred dividends	-	(50)	-	(102)
Accretion of redemption premium	-	-	-	(572)
Net income (loss) attributable to common stockholders	$3,265	$(225)	$3,592	$(341)
Net income (loss) per common share:
Basic and diluted earnings (loss) per common share	$0.32	$(0.03)	$0.37	$(0.09)
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	10,215,782	6,576,923	9,720,477	3,787,747
Diluted weighted average shares of common stock outstanding	10,257,250	6,576,923	9,764,941	3,787,747
Dividends declared per share of common stock	$0.25	$0.06	$0.50	$0.11

 See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2012	9,267,162	$92	$169,200	$(3,854)	$165,438
Issuance of common stock	18,000,000	180	242,820	-	243,000

Stock-based compensation	19,607	-	235	-	235
Net income attributable to common stockholders	-	-	-	3,592	3,592
Offering costs	-	-	(8,336)	-	(8,336)
2015 Convertible Notes (1)	-	-	86	-	86
Dividends declared	-	-	-	(9,139)	(9,139)
Balance at June 30, 2013	27,286,769	$272	$404,005	$(9,401)	$394,876

(1) See Note 4 to the Company’s consolidated financial statements for the three and six months ended June 30, 2013 for more information regarding the 2015 Convertible Notes.

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
	(unaudited)	(unaudited)
Operating activities:
Net income	$3,592	$333
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of deferred financing costs	453	265
Amortization of convertible notes issuance costs	372	-
Accretion of deferred loan origination fees and costs	(1,268)	(138)
Stock based compensation	235	67
Unrealized gain on derivative	(1,739)	-
Changes in operating assets and liabilities:
Interest receivable	(1,566)	(577)
Other assets	(166)	(1,434)
Due to affiliate	243	573
Refundable deposits	490	(200)
Accounts payable and accrued expenses	1,374	405
Net cash provided by (used in) operating activities	2,020	(706)
Investing activities:
Issuance of and fundings on loans held for investment	(186,402)	(73,164)
Principal repayment of loans held for investment	13,512	74
Receipt of origination fees	1,664	-
Payment of furniture, fixtures and equipment	-	(62)
Payment of acquisition deposit	(1,000)	-
Net cash used in investing activities	(172,226)	(73,152)
Financing activities:
Proceeds from secured funding arrangements	95,165	47,277
Repayments of secured funding arrangements	(138,137)	(47,277)
Secured funding costs	(202)	(1,637)
Proceeds from issuance of Series A Convertible Preferred Stock	-	5,723
Proceeds from issuance of common stock	243,000	165,850
Redemption of Series A convertible preferred stock	-	(6,295)
Payment of offering costs	(8,141)	(3,016)
Common dividend payment	(4,634)	-
Pre-IPO common dividend payment	-	(450)
Series A preferred dividend	-	(102)
Net cash provided by financing activities	187,051	160,073
Change in cash and cash equivalents	16,845	86,215
Cash and cash equivalents, beginning of period	23,390	1,240
Cash and cash equivalents, end of period	$40,235	$87,455
Supplemental Information:
Interest paid during the period	$5,188	$426
Supplemental disclosure of noncash financing activities:
Dividends payable	$6,822	$555
Deferred financing and offering costs	$715	$379

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013

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

The Company’s target investments include: “transitional senior” mortgage loans, “stretch senior” mortgage loans, subordinate debt mortgage loans such as B-notes and mezzanine loans and other select CRE debt and preferred equity investments. “Transitional senior” mortgage loans provide strategic, flexible, short-term financing solutions on transitional CRE middle-market assets that are the subject of a business plan that is expected to enhance the value of the property. “Stretch senior” mortgage loans provide flexible “one stop” financing on quality CRE middle-market assets that are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows, with the mortgage loans having higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans and are typically fully funded at closing and non-recourse to the borrower (as compared to conventional mortgage loans, which are often full recourse to the borrower).

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

Each loan classified as held for investment is evaluated for impairment on a periodic basis. Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower could impact the expected amounts received and as a result are regularly evaluated. The Company monitors performance of its investment portfolio under the following methodology (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

In addition, we evaluate the entire portfolio to determine whether the portfolio has any impairment that requires a general valuation allowance on the remainder of the loan portfolio. As of June 30, 2013 and December 31, 2012, there are no impairments on the Company’s loan portfolio.

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

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock and restricted stock units, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock, restricted stock units and convertible debt, except when doing so would be anti-dilutive. With respect to the 2015 Convertible Notes (as defined below) the Company is applying the treasury stock method of determining the dilutive impact on earnings per share.

Derivative Financial Instruments

The Company does not hold or issue derivative instruments for trading purposes. The Company recognizes derivatives on its balance sheet, measures them at their estimated fair value using Level III inputs under an option pricing model and recognizes changes in their estimated fair value in the Company’s results of operations for the period in which the change occurs. On December 19, 2012, the Company issued $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015 (the “2015 Convertible Notes”). The conversion features of the 2015 Convertible Notes were deemed to be an embedded derivative under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, the Company was required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. Prior to June 26, 2013, the Company recognized the embedded derivative as a liability on its balance sheet, measured at its estimated fair value and recognized changes in its estimated fair value in the Company’s results of operations for the period in which the change occurs. See Note 4 for information on the derivative liability reclassification.

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

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of June 30, 2013 and December 31, 2012, the Company has not recorded a reserve for any uncertain income tax positions; as a result, there are no ASC 740 disclosures in this quarterly report.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the valuation of derivatives.

Segment Reporting

For the three and six months ended June 30, 2013, the Company operated in one business segment. The Company is primarily engaged in originating, investing in and managing commercial mortgage loans and other CRE related debt investments.

3.             LOANS HELD FOR INVESTMENT

As of June 30, 2013, the Company has originated or co-originated 21 loans secured by CRE middle market properties, excluding one loan that has been repaid during the quarter. The aggregate originated commitment under these loans at closing was approximately $589.4 million, of which $529.7 million in total principal remained outstanding as of June 30, 2013. During the six months ended June 30, 2013, the Company funded approximately $186.4 million and received repayments of $13.5 million on its net $589.4 million of commitments at closing as described in more detail in the tables below. Such investments are referred to herein as the Company’s investment portfolio. References to LIBOR are to 30-day LIBOR (unless otherwise specifically stated).

The following table presents an overview of the Company’s current investment portfolio, based on information available as of June 30, 2013.

(amounts in millions, except percentages)

Loan Type	Location	Total Commitment (at closing)		Outstanding Principal (1)		Carrying Amount (1)	Interest Rate		LIBOR Floor	Unleveraged Effective Yield (2)	Maturity Date (3)	Payment Terms (4)

Transitional Senior Mortgage Loans

Apartment	Brandon, FL	$49.6		$46.1		$45.7	L+4.80%		0.5%	5.9%	Jan 2016	I/O

Apartment	McKinney, TX	45.3		39.4		39.1	L+3.75%		—	4.5%	Jul 2016	I/O

Office	Austin, TX	38.0		31.7		31.4	L+5.75%-L+5.25%	(5)	1.0%	7.6%	Mar 2015	I/O

Apartment	New York, NY	36.1		34.7		34.4	L+5.00%		0.8%	6.1%	Oct 2017	I/O

Apartment	Houston, TX	35.5		32.8		32.6	L+3.75%		—	4.5%	Jul 2016	I/O

Office	Cincinnati, OH	35.5		27.3		27.2	L+5.35%-L+5.00%	(6)	0.3%	6.0%	Nov 2015	I/O

Apartment	New York, NY	26.3		24.4		24.2	L+5.75%-L+5.00%	(7)	0.2%	6.5%	Dec 2015	I/O

Office	Overland Park, KS	25.5		24.4		24.1	L+5.00%		0.3%	5.8%	Mar 2016	I/O

Apartment	Avondale, AZ	22.1		21.2		21.1	L+4.25%		1.0%	5.9%	Sep 2015	I/O

Apartment	New York, NY	21.9		19.5		19.4	L+5.75%-L+5.00%	(7)	0.2%	6.5%	Dec 2015	I/O

Apartment	New York, NY	21.8		19.4		19.3	L+5.75%-L+5.00%	(7)	0.2%	6.5%	Dec 2015	I/O

Flex/Warehouse	Springfield, VA	19.7		19.0		18.8	L+5.25%		0.3%	6.4%	Dec 2015	I/O

Office	San Diego, CA	17.1		14.8		14.6	L+3.75%		0.3%	4.5%	Jul 2016	I/O

Office	Denver, CO	11.0		10.1		10.1	L+5.50%		1.0%	7.4%	Jan 2015	I/O

Stretch Senior Mortgage Loans

Office	Miami, FL	47.0		47.0	(8)	46.9	L+5.25%		1.0%	6.5%	Apr 2014	I/O

Office	Boston, MA	35.0		34.7		34.5	L+5.65%		0.7%	6.8%	Mar 2015	P&I

Office	Mountain View, CA	15.0		14.5		14.3	L+4.75%		0.5%	5.7%	Feb 2016	I/O

Subordinated Debt Investments

Apartment	Atlanta, GA	39.0		27.7		27.5	L+10.70%	(9)	0.5%	12.7%	Apr 2016	I/O

Apartment	Rocklin, CA	18.7		18.7		18.6	L+6.40%	(10)	1.0%	10.0%	Dec 2013	I/O

Office	Fort Lauderdale, FL	15.0	(11)	8.0		8.0	L+10.75% -L+8.18%	(11)	0.8%	12.3%	Feb 2015	I/O

Office	Atlanta, GA	14.3		14.3		14.2	10.50%	(12)	—	10.8%	Aug 2017	I/O
Total/Average		$589.4		$529.7		$526.0				6.8%

(1)

The difference between the carrying amount and the outstanding principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)

Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of June 30, 2013 or the LIBOR floor, as applicable. The Total/Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2013 as weighted by the Outstanding Principal balance of each loan.

(3)

The Boston, Miami and Mountain View loans are subject to one 12-month extension option. The Atlanta loan with a Maturity Date of April 2016, Austin, Avondale, Brandon, Cincinnati, McKinney, Houston, San Diego, New York loans with a Maturity Date of December 2015 and Fort Lauderdale loans are subject to two 12-month extension options. The Rocklin loan is subject to one 6-month extension option. Certain extension options may be subject to performance based or other conditions as stipulated in the loan agreement.

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

(9)

This loan was co-originated with a third party using an A/B structure, with the whole loan interest rate of L + 4.95% and a LIBOR Floor of 0.50%. The A-Note (held by a third party) has an interest rate of L + 2.70% with no LIBOR Floor and the Company’s B-Note receives the full benefit of the LIBOR Floor on the full combined balance of the A-Note and B-Note. On March 28, 2013, at the initial respective funded amounts of the A-Note and B-Note, the interest rate on the Company’s B-Note is L + 10.70% subject to a 0.50% LIBOR Floor (with the benefit of any difference between actual LIBOR and the LIBOR Floor on the A-Note and B-Note accruing to the B-Note). Accordingly, the interest rate on the Company’s B-Note would be 12.50% if LIBOR is equal to 0.0% and L + 10.70% if LIBOR is equal to or greater than 0.50%. As the Company funds additional proceeds on the loan under the B-Note up to the full $39 million level, the interest rate will decrease and the B-Note will have an interest rate of L +8.90% subject to a 0.50% LIBOR Floor (with the benefit of any difference between actual LIBOR and the LIBOR Floor on the A-Note and B-Note accruing to the B-Note). Accordingly, the interest rate on the Company’s fully funded loan under the B-Note would be 10.30% if LIBOR is equal to 0.0% and L + 8.90% if LIBOR is equal to or greater than 0.50%.

(10)

This loan was co-originated with a third party using an A/B structure, with a cumulative interest rate of L + 4.10% and a LIBOR Floor of 1.00%. The fully funded A-Note (held by a third party) has an interest rate of L + 2.75% with no LIBOR Floor and the Company’s B-Note receives the full benefit of the LIBOR Floor on the full $50.5 million balance of the loan. The interest rate on the Company’s B-Note is L + 6.40% subject to a 1.00% LIBOR Floor (with the benefit of any difference between actual LIBOR and the LIBOR Floor on the A-Note and B-Note accruing to the B-Note). Accordingly, the interest rate on the Company’s B-Note would be 9.10% if LIBOR is equal to 0.0% and L + 6.40% if LIBOR is equal to or greater than 1.00%. This loan has an exit fee associated with it, which is waived under certain circumstances.  As a result, the exit fee is not included in determining Unleveraged Effective Yield.

(11)

The total commitment the Company co-originated was a $37.0 million first mortgage, of which a $22.0 million A-Note was fully funded by a third party, with a cumulative interest rate of L + 5.25% and a LIBOR Floor of 0.75%. The Company committed to a $15.0 million B-Note. The fully funded A-Note (held by a third party) has an interest rate of L + 3.25% with the LIBOR Floor, resulting in an initial interest rate on the Company’s B-Note of L + 10.75% with the LIBOR Floor. As the Company funds additional proceeds on the B-Note, the interest rate will decrease and the fully committed B-Note ($15.0 million) will have an interest rate of LIBOR + 8.18% with the LIBOR Floor.

(12)	The interest rate for this loan increases to 11.0% on September 1, 2014.

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize our loans held for investment as of June 30, 2013:

	June 30, 2013
$ in thousands	Carrying Amount	Outstanding Principal	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield	Weighted Average Remaining Life (Years)
Senior mortgage loans	$457,706	$460,963	5.5%	6.0%	2.5
Subordinated and mezzanine loans	68,288	68,776	11.1%	11.6%	2.3
Total	$525,994	$529,739	6.2%	6.8%	2.5

For the six months ended June 30, 2013, the activity in our loan portfolio was as follows ($ in thousands):

Balance at December 31, 2012	$ 353,500
Initial funding	171,402
Receipt of origination fee, net of costs	(1,664)
Additional funding	15,000
Amortizing payments	(112)
Origination fee accretion	1,268
Loan payoff (1)	(13,400)
Balance at June 30, 2013	$ 525,994

(1) On June 27, 2013, the stretch senior mortgage loan on the apartment building in Arlington, VA was paid off in the amount of $13.4 million. There was no gain (loss) with respect to the repayment of this loan; however, included in interest income for the three months ended June 30, 2013 is $146 thousand of accelerated loan origination fees and costs.

No impairment charges have been recognized as of June 30, 2013 or as of December 31, 2012.

4. DEBT

Secured Funding Agreements

	As of June 30, 2013		As of December 31, 2012
$ in thousands	Outstanding Balances	Total Commitment	Outstanding Balances	Total Commitment
Wells Fargo Facility	$63,850	$225,000	$98,196	$172,500
Citibank Facility	5,055	86,225	13,900	86,225
Capital One Facility	32,380	50,000	32,160	50,000
Total	$101,285	$361,225	$144,256	$308,725

The secured funding arrangements are generally collateralized by assignments of specific loans held for investment originated by the Company. The secured funding arrangements are guaranteed by the Company.

Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investments with the secured funding agreement used to fund them.

Wells Fargo Facility

On December 14, 2011, the Company entered into a $75.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association (the “Wells Fargo Facility”), pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On May 22, 2012 and June 27, 2013, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the total commitment under the Wells Fargo Facility from $75.0 million to $172.5 million and from $172.5 million to $225.0 million, respectively. Prior to June 27, 2013, advances under the Wells Fargo Facility accrued interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50%-2.75%. On June 27, 2013, the pricing was reduced such that advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00%-2.50%. On May 15, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility. For the three and six months ended June 30, 2013, the Company incurred a non-utilization fee of $30 thousand and $74 thousand, respectively. For the three and six months ended June 30, 2012, the Company incurred a non-utilization fee of $0 and $48 thousand, respectively. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of June 30, 2013 and December 31, 2012, the outstanding balance on the Wells Fargo Facility was $63.9 million and $98.2 million, respectively.

The Wells Fargo Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to total assets of not more than 75%, (g) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12 month period ending on the last date of the applicable reporting period to be less than 1.25 to 1.00, and (h) maintaining a tangible net worth of at least the sum of (1) $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company.  As of June 30, 2013, the Company was in compliance in all material respects with the terms of the Wells Fargo Facility.

Citibank Facility

On December 8, 2011, the Company entered into a $50.0 million secured revolving funding facility arranged by Citibank, N.A. (the “Citibank Facility”) pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to, among other things, increase the total commitment under the Citibank Facility from $50.0 million to $86.2 million. Under the Citibank Facility, the Company borrows funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by the Company. Advances under the Citibank Facility accrue interest at a per annum rate based on LIBOR. The margin can vary between 2.50% and 3.50% over the greater of LIBOR and 0.5%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of the Company’s wholly owned subsidiaries and the borrower under the Citibank Facility. See Note 13 for subsequent events relating to the Citibank Facility. On March 3, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility. For the three and six months ended June 30, 2013, the Company incurred a non-utilization fee of $17 thousand and $77 thousand, respectively. For the three and six months ended June 30, 2012, the Company incurred a non-utilization fee of $55 thousand and $65 thousand, respectively. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. The end of the funding period is December 8, 2013, and may be extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring. As of June 30, 2013 and December 31, 2012, the outstanding balance on the Citibank Facility was $5.1 million and $13.9 million, respectively. See Note 13 to the Company’s consolidated financial statements for the three and six months ended June 30, 2013 for more information on a recent amendment to the Citibank Facility.

The Citibank Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $20.0 million or (2) 5% of the Company’s tangible net worth, (c) a cap on the Company’s distributions of the greater of (1) 100% of the Company’s taxable net income, or (2) such amount as is necessary to maintain the Company’s status as a REIT, and (d) if the Company’s average debt yield across the portfolio of assets that are financed with the Citibank Facility falls below certain thresholds, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. On April 29, 2013, the agreements governing the Citibank Facility were amended to provide that the limitation on the payment of distributions to the common shareholders of the Company in excess of 100% of taxable income will start to be tested on December 31, 2013. As of June 30, 2013, the Company was in compliance in all material respects with the terms of the Citibank Facility. See Note 13 to the Company’s consolidated financial statements for the three and six months ended June 30, 2013 for more information on a recent amendment to the Citibank Facility.

Capital One Facility

On May 18, 2012, the Company entered into a $50.0 million secured revolving funding facility with Capital One, National Association (the “Capital One Facility”), pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans, subject to available collateral.

Under the Capital One Facility, the Company borrows funds on a revolving basis in the form of individual loans evidenced by individual notes. Each individual loan is secured by an underlying loan originated by us. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%. The Company may request individual loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at the lender’s discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of June 30, 2013 and December 31, 2012, the outstanding balance on the Capital One Facility was $32.4 million and $32.2 million, respectively. The Company does not incur a non-utilization fee under the terms of the Capital One Facility. See Note 13 to the Company’s consolidated financial statements for the three and six months ended June 30, 2013 for more information on a recent amendment to the Capital One Facility.

The Capital One Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by the Company, (c) maintaining a total liquidity in excess of the greater of (1) 5% of the Company’s tangible net worth or (2) $20.0 million, and (d) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA, as defined, to fixed charges) of at least 1.5 to 1. Effective September 27, 2012, the agreements governing the Capital One Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which the Company reports “Loans held for investment” in excess of $200.0 million on the Company’s quarterly consolidated balance sheet. As of December 31, 2012 the Company reported “Loans held for investment” in excess of $200.0 million. As a result, the Company tested the minimum fixed charge coverage ratio beginning with the three months ended March 31, 2013. As of June 30, 2013, the Company was in compliance in all material respects with the terms of the Capital One Facility. See Note 13 to the Company’s consolidated financial statements for the three and six months ended June 30, 2013 for more information on a recent amendment to the Capital One Facility.

2015 Convertible Notes

On December 19, 2012, the Company issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers’ exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $2.1 million, were approximately $2.8 million. As of June 30, 2013 and December 31, 2012, the carrying value of the 2015 Convertible Notes was $67.5 million and $67.3 million, respectively.

The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was 9.4% for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2013, the interest charged on this indebtedness was $1.5 million and $3.1 million, respectively. The 2015 Convertible Notes will mature on December 15, 2015 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding June 15, 2015, holders may convert their 2015 Convertible Notes only under certain circumstances as set forth in the Indenture. On or after June 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their 2015 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate is initially 53.6107 shares of common stock per $1,000 principal amount of 2015 Convertible Notes (equivalent to an initial conversion price of approximately $18.65 per share of common stock). The conversion rate will be subject to adjustment in some events, including for regular quarterly dividends in excess of $0.35 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased but will in no event exceed 61.6523 shares of common stock per $1,000 principal amount of 2015 Convertible Notes.

Prior to June 26, 2013, the Company could not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until the Company received stockholder approval for issuances above this threshold. Until such stockholder approval was obtained, the Company could not share-settle the full conversion option. As a result, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.7 million, which represented a discount to the debt cost to be amortized through other interest expense using the effective interest method through the maturity of the 2015 Convertible Notes. The effective interest rate used to amortize the debt discount on the 2015 Convertible Notes was 9.4%. During each reporting period, the derivative liability was marked to fair value through earnings. As of December 31, 2012, the derivative liability had a fair value of $1.8 million. There was no derivative liability as of June 30, 2013.

On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company’s common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company has the ability to fully settle in shares the conversion option and the embedded conversion option is no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of June 26, 2013, the conversion option’s cumulative value of $86 thousand was reclassified to additional paid in capital and will no longer be marked-to-market through earnings. The remaining debt discount of $1.5 million as of June 26, 2013, which arose at the date of debt issuance from the original bifurcation, will continue to be amortized through other interest expense.

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

As of June 30, 2013 and December 31, 2012, the Company had the following commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated and mezzanine debt investments:

	As of
$ in thousands	June 30, 2013	December 31, 2012
Total commitments	$589,395	$405,695
Less: funded commitments	(529,932)	(356,930)
Total unfunded commitments	$59,463	$48,765

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2013, the Company is not aware of any legal claims.

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

On May 9, 2013, the Company filed a registration statement on Form S-3 (the “Shelf Registration Statement”), with the SEC in order to permit the Company to offer, from time to time, in one or more offerings or series of offerings up to $1.5 billion of the Company’s common stock, preferred stock, debt securities, subscription rights to purchase shares of the Company’s common stock, warrants representing rights to purchase shares of the Company’s common stock, preferred stock or debt securities, or units.  On June 17, 2013, the registration statement was declared effective by the Securities and Exchange Commission.

On June 21, 2013, the Company priced a public offering of 18,000,000 shares of its common stock at a public offering price of $13.50 per share (the “Offering”), raising gross proceeds of approximately $243.0 million. The Company incurred approximately $8.3 million in offering expenses related to the public offering resulting in net proceeds of $234.7 million. In connection with the Offering, the Company has also granted the underwriters an option to purchase up to an additional 2.7 million shares of common stock. See Note 13 to the Company’s consolidated financial statements for the three and six months ended June 30, 2013 for more information on the underwriters’ option to purchase additional shares. The Offering was made under the Company’s Shelf Registration Statement. The Company intends to use the net proceeds from the Offering to invest in target investments, repay indebtedness, fund future funding commitments on existing loans and for other general corporate purposes.

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

On June 26, 2013, the Company granted 2,921 restricted shares of common stock to each of the Company’s six independent directors. These awards of 2,921 restricted shares of common stock each vest ratably on a quarterly basis in four equal installments on the first business day of each of the four consecutive fiscal quarters beginning on July 1, 2013. In addition, on June 26, 2013, Mr. White, an outside director, was granted 5,000 restricted shares of common stock as an award granted pursuant to the 2012 Equity Incentive Plan. These 5,000 restricted shares vest ratably on a monthly basis in 12 equal installments on the first business day of each of the 12 consecutive fiscal quarters beginning on July 1, 2013. As of June 30, 2013, none of these restricted shares of common stock have vested.

On July 9, 2012, in connection with his appointment as Chief Financial Officer of the Company, Tae-Sik Yoon was granted 25,000 restricted shares of the Company’s common stock as an award granted pursuant to the 2012 Equity Incentive Plan. These shares of restricted stock vest ratably on a quarterly basis over a four-year period that began on October 1, 2012, subject to certain conditions. As of June 30, 2013, 4,688 shares of the total 25,000 restricted shares of the Company’s common stock granted to Mr. Yoon have vested.

On May 1, 2012, in connection with the IPO, the Company granted 5,000 restricted shares of common stock to each of the Company’s five independent directors. In addition, on June 18, 2012, Mr. Rosen, an outside director, was granted 5,000 restricted shares of common stock as an award granted pursuant to the 2012 Equity Incentive Plan. These awards of 5,000 restricted shares vest ratably on a quarterly basis over a three year period beginning on July 1, 2012. In addition, on May 1, 2012, each of the Company’s five independent directors were granted approximately 2,027 restricted shares of common stock as 2012 annual compensation awards granted pursuant to the 2012 Equity Incentive Plan. On June 18, 2012, Mr. Rosen was also granted 2,027 restricted shares of common stock as a 2012 annual compensation award granted pursuant to the 2012 Equity Incentive Plan. These awards of 2,027 restricted shares in respect of annual directors’ fees vest ratably on a quarterly basis over a one year period beginning on July 1, 2012. As of June 30, 2013, 10,000 shares of the total 30,000 restricted shares of common stock granted to Mr. Rosen and the Company’s five independent directors, as initial grants in connection with the IPO have vested. As of June 30, 2013, all 12,162 restricted shares of common stock granted to Mr. Rosen and the Company’s five independent directors in respect of 2012 annual compensation have vested.

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for directors and officers as of June 30, 2013.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Total
Balance as of December 31, 2012	31,080	23,436	54,516
Granted	22,526	-	22,526
Vested	(11,088)	(3,124)	(14,212)
Forfeited	(2,919)	-	(2,919)
Balance as of June 30, 2013	39,599	20,312	59,911

Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Total
2013	14,183	3,126	17,309
2014	18,768	6,250	25,018
2015	5,838	6,250	12,088
2016	834	4,686	5,520
2017	-	-	-
Total	39,623	20,312	59,935

8.             EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2013 and 2012:

	For the three months ended		For the six months ended
$ in thousands (except share and per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income (loss) attributable to common stockholders:	$3,265	$(225)	$3,592	$(341)
Divided by:
Basic weighted average shares of common stock outstanding:	10,215,782	6,576,923	9,720,477	3,787,747
Diluted weighted average shares of common stock outstanding:	10,257,250	6,576,923	9,764,941	3,787,747
Basic and diluted earnings (loss) per common share:	$0.32	$(0.03)	$0.37	$(0.09)

The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the three and six months ended June 30, 2013.

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

Financial Instruments reported at fair value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. Included in financial instruments reported at fair value in the Company’s consolidated financial statements for the periods ending March 31, 2013 and December 31, 2012 is an embedded conversion option related to the Company’s 2015 Convertible Notes. On June 26, 2013, the Company obtained stockholder approval to issue shares in excess of 20% outstanding. This permitted the Company to issue, at its option, 100% common stock to settle any conversions of the 2015 Convertible Notes. As a result, the embedded conversion option was no longer separately valued and accounted for as a derivative liability. As of June 26, 2013, the conversion option’s cumulative value of $86 thousand was reclassified to additional paid in capital and will no longer be marked-to-market through earnings.  See Note 4 for information on the derivative liability reclassification. The Company did not have any other financial instruments at June 30, 2013 or December 31, 2012 that were required to be carried at fair value. The carrying values of cash and cash equivalents, restricted cash, interest receivable and accrued expenses approximate their fair values due to their short-term nature.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2012 (in thousands):

Fair Value as of December 31, 2012
	Level I	Level II	Level III	Total
Derivative instrument	$ -	$ -	$ 1,825	$ 1,825

The valuation of derivative instruments are determined using widely accepted valuation techniques, including market yield analyses and discounted cash flow analysis on the expected cash flows of each derivative. The analysis as of December 31, 2012 and June 26, 2013 reflect the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs to the extent available, including interest rate curves, spot and market forward points.

The following table summarizes the significant unobservable inputs the Company used to value the derivative liability categorized within Level III as of June 26, 2013 (in thousands). During the three months ended June 30, 2013, the derivative liability was reclassed to common stock; as a result, it is no longer marked to fair value through earnings.

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Derivative liability	$ 86	Option Pricing Model	Volatility	17.2% - 19.1%	17.2%

The following table summarizes the significant unobservable inputs the Company used to value the derivative liability categorized within Level III as of December 31, 2012 (in thousands).

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average

Derivative liability	$ 1,825	Option Pricing Model	Volatility	16.4% - 17.4%	16.4%

The tables above are not intended to be all-inclusive, but instead are intended to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

Changes in market yields, discount rates or EBITDA multiples, each in isolation, may have changed the fair value of the derivative liability. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may have resulted in a decrease in the fair value of the derivative liability.

Due to the inherent uncertainty of determining the fair value of derivative liabilities that do not have a readily available market value, the fair value of the Company’s derivative liability fluctuated from March 31, 2013 to June 26, 2013. Additionally, the fair value of the Company’s derivative liability may have differed significantly from the values that would have been used had a ready market existed for such derivative liability.

The change in the derivative instrument classified as Level III is as follows for the three months ended June 30, 2013 (in thousands):

Level III Derivative Instrument
Beginning balance, as of March 31, 2013	$(2,223)
Unrealized gain on derivative	2,137
Reclassification to additional paid in capital	86
Ending balance, as of June 30, 2013	$-

The change in the derivative instrument classified as Level III is as follows for the six months ended June 30, 2013 (in thousands):

Level III Derivative Instrument
Beginning balance, as of December 31, 2012	$(1,825)
Unrealized gain on derivative	1,739
Reclassification to additional paid in capital	86
Ending balance, as of June 30, 2013	$-

The unrealized gain on the derivative is included in “unrealized gain on derivative” on the consolidated statements of operations for the three and six months ended June 30, 2013.  The Company reclassified certain prior quarter and prior year amounts included in “other interest expense” related to the fair value of the derivative to conform to our three and six months presentation for the quarter ended June 30, 2013.

The following table presents the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost as of June 30, 2013 and December 31, 2012. Changes in market yields, credit quality and other variables may change the fair value of the Company’s assets and liabilities. All financial assets and liabilities recorded at cost are considered Level III financial instruments (in thousands). As of June 30, 2013 and December 31, 2012, the fair value of the Company’s financial instruments approximates cost.

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments not recorded at fair value:
Loans held for investment	$525,994	$525,994	$353,500	$353,500
Financial liabilities:
Secured financing agreements	$101,285	$101,285	$144,256	$144,256
Convertible notes	67,535	67,535	67,289	67,289

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

The incentive fee is equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of the Company’s common stock, restricted units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (See Note 7)) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For purposes of calculating the incentive fee prior to the completion of a 12-month period following the IPO, Core Earnings will be calculated on the basis of the number of days that the Management Agreement has been in effect on an annualized basis. No incentive fees were earned for the three and six months ended June 30, 2013 and 2012.

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

Summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2013 and amounts payable to the Manager as of June 30, 2013 and December 31, 2012:

	Incurred				Payable
	For the three months ended		For the six months ended		As of
$ in thousands	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	December 31, 2012
Affiliate Payments
Management fees	$643	$419	$1,256	$419	$643	$621
Servicing fees		6		17		-
General and administrative expenses	863	302	1,610	302	863	668
Direct third party costs	57	163	139	581	57	31
	$1,563	$890	$3,005	$1,319	$1,563	$1,320

Ares Investments

On February 8, 2012, the Company entered into a promissory note with Ares Investments, whereby Ares Investments loaned the Company $2.0 million. The note was repaid with $4 thousand in interest due under the note on March 1, 2012 with the proceeds from the sale of the Series A Preferred Stock.

As of June 30, 2013 and December 31, 2012, Ares Investments owned approximately 2,000,000 shares of the Company’s common stock representing approximately 7.3% and 21.6% of the total shares outstanding, respectively. In addition, as of June 30, 2013 and December 31, 2012, Ares Investments owned $1.2 million aggregate principal amount of the 2015 Convertible Notes.

11. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared on its common stock during the six months ended June 30, 2013 and 2012 (amounts in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount		Total amount
For the six months ended June 30, 2013
May 15, 2013	June 28, 2013	July 18, 2013	$0.25		$6,822
March 14, 2013	April 08, 2013	April 18, 2013	0.25		2,317
Total cash dividends declared for the six months ended June 30, 2013			$0.50		$9,139

For the six months ended June 30, 2012
June 18, 2012	June 28, 2012	July 12, 2012	$0.06		$555
March 30, 2012	March 31, 2012	April 02, 2012	0.30	(1)	450	(1)
Total cash dividends declared for the six months ended June 30, 2012			$0.11		$1,005

(1) The dividend of $450 was based on 1,500,000 shares or $0.30 per share of common stock outstanding as of March 31, 2012.

12.                               ACQUISITIONS

On May 14, 2013, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (collectively, the “Sellers”). The Agreement provides that, upon the terms and subject to the conditions set forth therein, at the closing of the transaction, the Company will purchase from Sellers (the “Acquisition”) all of the outstanding common units of EF&A Funding, L.L.C., d/b/a Alliant Capital LLC, a Michigan limited liability company, which houses the Sellers’ multi-family residential mortgage loan origination and servicing business. The Agreement provides that the Company will pay $52.9 million in cash, subject to certain adjustments, and issue 588,235 shares of its common stock in a private placement exempt from registration under the Securities Act of 1933, as consideration for the Acquisition. The cash portion of the transaction may be financed through existing working capital, additional debt financing, potential issuances of common or preferred stock and/or the repayment or sale of certain assets. The Acquisition is expected to close during the second half of 2013, subject to the satisfaction or waiver of various closing conditions as described in the Agreement. There can be no assurance that the Acquisition will be completed, or if it is completed, that it will close within the anticipated time period. In connection with the Acquisition, the board of directors of the Company approved the expansion of the Company’s investment guidelines to reflect the Acquisition, subject to the concurrent consummation of the Acquisition.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2013.

On July 3, 2013, the Company originated a $15.2 million first mortgage loan collateralized by a four-building office park located in Irvine, California. At closing the outstanding principal balance was approximately $14.7 million. The loan has an interest rate of LIBOR + 4.50% subject to a 0.25% LIBOR floor and a term of 3 years.

On July 9, 2013, the Company sold 601,590 shares of its common stock to the underwriters, pursuant to the underwriters’ partial exercise of an option to purchase additional shares of the Company’s common stock. The Company granted this option to the underwriters in connection with its public offering of 18.0 million shares of common stock, which was completed on June 26, 2013. The Company raised approximately $7.7 million in net proceeds from the sale of these additional shares of its common stock, which brought the total net proceeds of the offering to approximately $242.4 million after deducting underwriting discounts, commissions and estimated offering expenses.

On July 12, 2013, ACRC Lender C LLC, a wholly owned subsidiary of the Company, entered into an amendment with CitiBank, N.A. (“CitiBank”) to its CitiBank Facility and signed a Second Amended and Restated Note to, among other things, increase the size of the CitiBank Facility from $86.2 million to $125.0 million. In addition to increasing the size of the facility, the CitiBank Facility amendment reduced the pricing on the facility from a range of LIBOR plus a pricing margin of 2.50 % to 3.50 % to a range of LIBOR plus a margin of 2.25% to 2.75% and changed the final repayment date from being the latest date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the CitiBank Facility to the earlier of that date or to July 2, 2018.

On July 18, 2013, the Company originated a $75.0 million first mortgage loan collateralized by four office properties consisting of eight buildings located in Orange County, California. The loan has an interest rate of LIBOR + 3.75% subject to a 0.20% LIBOR floor and a term of four years with a one year extension option.

On July 26, 2013, ACRC Lender One LLC, a wholly owned subsidiary of the Company, entered into an amendment with Capital One Bank, N.A. (“Capital One”) to its secured funding facility (as amended, the “Capital One Facility”) to, among other things, increase the size of the Capital One Facility from $50.0 million to $100.0 million. In addition to increasing the size of the facility, the Capital One Facility amendment reduced the pricing on the facility from a range of LIBOR plus a pricing margin of 2.50% to 4.00% to a range of LIBOR plus a margin of 2.00% to 3.50%.

On July 29, 2013, the Company originated a $75.9 million first mortgage loan collateralized by two retail properties located in Chicago, Illinois. At closing, the outstanding principal balance was approximately $70.0 million. The loan has an interest rate of LIBOR + 4.25% subject to a 0.25% LIBOR floor and a term of four years with a two year extension option.

On August 7, 2013, the Company declared a cash dividend of $0.25 per common share for the third quarter of 2013. The third quarter 2013 dividend is payable on October 17, 2013 to common stockholders of record as of September 30, 2013.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this quarterly report.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

As of June 30, 2013 and December 31, 2012, all loans were paying in accordance with their terms. There were no impairments during the three and six months ended June 30, 2013 and 2012.

Although we generally hold our target investments as long-term investments, we may occasionally classify some of our investments as available-for-sale; provided that such classification would not jeopardize our ability to maintain our qualification as a REIT. Investments classified as available-for-sale will be carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. At this time, we do not expect to hold any of our investments for trading purposes.

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

Market Conditions. We believe that our target investments currently present attractive risk-adjusted return profiles, given the underlying property fundamentals and the competitive landscape for the type of capital we provide. The U.S. CRE markets are seemingly in the early to middle stages of a recovery from the severe economic downturn that began in 2007. Following a dramatic decline in CRE lending in 2008 and 2009, debt capital has become more readily available for select stabilized, high quality assets in certain locations such as gateway cities, but remains muted for many other types of properties, either because of the markets in which they are located or because the property is undergoing some form of value creation transition. More particularly, the available financing products tend to come with limited flexibility, especially with respect to prepayment. Consequently, we anticipate a high demand for the type of customized debt financing we provide from borrowers or sponsors who are looking to refinance indebtedness that is maturing in the next two to five years or are seeking shorter-term debt solutions as they reposition their properties. We also envision that demand for financing will be strong for situations in which a property is being acquired with plans to improve the net operating income through capital improvements, leasing, costs savings or other key initiatives and realize the improved value through a subsequent sale or refinancing. We also see a changing landscape in which many historical debt capital providers respond to banking regulatory reform with less active participation or more rigid products, less tailored to the needs of the borrowing community. While we expect to see or have seen the emergence of new providers, we believe those with deep experience and strong backing will have the opportunity to build market share. We also believe that we are well-positioned to capitalize on the expected demand generated by the estimated $1.7 trillion of CRE debt maturing between 2012 and 2016 (as reported in Commercial Real Estate Outlook: Top Ten Issues in 2013 published by Deloitte & Touche LLP).

We were not a public company for the three months ended March 31, 2012 as we completed the initial public offering of our common stock on May 1, 2012; however, we have provided below comparative operating results for the three and six months ended June 30, 2013 and 2012.

The following table sets forth certain information regarding our net income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net interest margin:
Interest income	$8,086	$1,559	$14,798	$2,508
Interest expense (from secured funding facilities)	(1,879)	(353)	(3,265)	(692)
Net interest margin	6,207	1,206	11,533	1,816

Expenses:
Other interest expense	1,499	-	3,050	-
Management fees to affiliate	643	419	1,256	419
Professional fees	500	331	1,067	414
Acquisition and investment pursuit costs	1,121	-	1,761	-
General and administrative expenses	453	323	936	331
General and administrative expenses reimbursed to affiliate	863	308	1,610	319
Total expenses	5,079	1,381	9,680	1,483
Unrealized gain on derivative	2,137	-	1,739	-
Net income	$3,265	$(175)	$3,592	$333

Results of Operations – Comparison of Three Months Ended June 30, 2013 and 2012

Net Interest Margin

For the three months ended June 30, 2013 and 2012, we earned approximately $6.2 million and $1.2 million in net interest margin, respectively. For the three months ended June 30, 2013 and 2012, interest income of $8.1 million and $1.6 million, respectively, was generated by average earning assets of $432.4 million and $77.8 million, respectively, offset by $1.9 million and $353 thousand, respectively, of interest expense from secured funding facilities, unused fees and amortization of deferred loan costs. The average borrowings under our secured funding facilities were $213.4 million and $15.6 million for the three months ended June 30, 2013 and 2012, respectively. The increase in net interest margin for the three months ended June 30, 2012 compared to the three months ended June 30, 2013 primarily relates to the increase in the number of loans held for investment from 4 loans to 21 loans as of June 30, 2013.

Operating Expenses

For the three months ended June 30, 2013 and 2012, we incurred operating expenses and other interest expense of $5.1 million and $1.4 million, respectively.

Related Party Expenses

Related party expenses for the three months ended June 30, 2013 included $643 thousand in management fees due to our Manager and $863 thousand for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. Related party expenses for the three months ended June 30, 2012 included $419 thousand in management fees due to our Manager and $308 thousand for our share of allocable general and administrative expenses. The increase in related party expenses for the three months ended June 30, 2013 compared to three months ended June 30, 2012 primarily relates to additional allocable compensation reimbursement related to increased capital markets and acquistion activities in 2013.

Other Expenses

Other interest expense and the unrealized gain on derivative for the three months ended June 30, 2013 was $1.5 million and $2.1 million, respectively, related to the 2015 Convertible Notes. Professional fees for the three months ended June 30, 2013 and 2012 were $500 thousand and $331 thousand, respectively. Acquisition and investment pursuit costs for the three months ended June 30, 2013 was $1.1 million related to the proposed acquisition of Alliant Capital LLC. General and administrative expenses for the three months ended June 30, 2013 and 2012 were $453 thousand and $323 thousand, respectively.

Results of Operations – Comparison of Six Months Ended June 30, 2013 and 2012

Net Interest Margin

For the six months ended June 30, 2013 and 2012, we earned approximately $11.5 million and $1.8 million in net interest margin, respectively. For the six months ended June 30, 2013 and 2012, interest income of $14.8 million and $2.5 million, respectively, was generated by average earning assets of $395.6 million and $62.1 million, respectively, offset by $3.3 million and $692 thousand, respectively, of interest expense from secured funding facilities, unused fees and amortization of deferred loan costs. The average borrowings under our secured funding facilities were $181.7 million and $21.3 million for the six months ended June 30, 2013 and 2012, respectively. The increase in net interest margin for the six months ended June 30, 2012 compared to the six months ended June 30, 2013 primarily relates to the increase in the number of loans held for investment from 4 loans to 21 loans as of June 30, 2013.

Operating Expenses

For the six months ended June 30, 2013 and 2012, we incurred operating expenses and other interest expense of $9.7 million and $1.5 million, respectively.

Related Party Expenses

Related party expenses for the six months ended June 30, 2013 included $1.3 million in management fees due to our Manager and $1.6 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. Related party expenses for the six months ended June 30, 2012 included $419 thousand in management fees due to our Manager and $319 thousand for our share of allocable general and administrative expenses. The increase in related party expenses for the six months ended June 30, 2013 compared to three months ended June 30, 2012 primarily relates to additional compensation related to increased capital markets and acquistion activities in 2013.

Other Expenses

Other interest expense and the unrealized gain on derivative for the six months ended June 30, 2013 was $3.1 million and $1.7 million, respectively, related to the 2015 Convertible Notes. Professional fees for the six months ended June 30, 2013 and 2012 were $1.1 million and $414 thousand, respectively. Acquisition and investment pursuit costs for the six months ended June 30, 2013 was $1.8 million related to the proposed acquisition of Alliant Capital LLC. General and administrative expenses for the six months ended June 30, 2013 and 2012 were $936 thousand and $331 thousand, respectively.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2013 and 2012 (in thousands):

	For the six months ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Net income	$3,592	$333
Adjustments to reconcile net income to cash provided by operating activities:	(1,572)	(1,039)
Net cash provided by (used in) operating activities	2,020	(706)
Net cash used in investing activities	(172,226)	(73,152)
Net cash provided by financing activities	187,051	160,073
Change in cash and cash equivalents	$16,845	$86,215

Cash and cash equivalents increased by $16.8 million and $86.2 million, respectively, during the six months ended June 30, 2013 and 2012. Net cash provided by (used in) operating activities totaled $2.0 million and $(706) thousand, respectively, during the six months ended June 30, 2013 and 2012. This change in net cash was primarily related to interest and fee income collected offset by interest expense. The adjustments for non-cash charges for the six months ended June 30, 2013, included stock-based compensation of $235 thousand, accretion of deferred loan origination fees and costs of $1.3 million, amortization of deferred financing costs of $453 thousand and $1.7 million of unrealized gain on the derivative. The adjustments for non-cash charges for the six months ended June 30, 2012, included stock-based compensation of $67 thousand, accretion of deferred loan origination fees and costs of $138 thousand and amortization of deferred financing costs of $265 thousand.

Net cash used in investing activities for the six months ended June 30, 2013 and 2012 totaled $172.2 million and $73.2 million, respectively, and related primarily to the origination of new loans held-for-investment.

Net cash provided by financing activities for six months ended June 30, 2013 totaled $187.1 million and related primarily to the gross proceeds from the issuance of our common stock of $243.0 million partially offset by net repayments of our secured funding facilities and common dividend payments. Net cash provided by financing activities for the six months ended June 30, 2012 totaled $160.1 million and related primarily to proceeds from our secured funding facilities and the issuance of our common stock to Ares Investments Holdings LLC, or “Ares Investments.”

Liquidity and Capital Resources

Equity Offerings

The following table summarizes the total shares issued and proceeds we received, net of offering costs for the six months ended June 30, 2013 and 2012 (in millions, except per share data):

	Shares issued	Offering price per share	Proceeds net of offering costs
June 2013 public offering	18.0	$13.50	$234.7
Total for the six months ended June 30, 2013	18.0		$234.7

May 2012 public offering	7.7	$18.50	$139.0
Total for the six months ended June 30, 2012	7.7		$139.0

See “Recent Developments” and Notes 7 and 13 to our consolidated financial statements for the three and six months ended June 30, 2013 for more information on our June 2013 public offering of common stock.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash will generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us. See “Recent Developments” for information on our available capital as of August 6, 2013.

Secured Funding Arrangements

The sources of financing for our target investments are described below.

	June 30, 2013		December 31, 2012
$ in millions	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Wells Fargo Facility	$63,850	$225,000	$98,196	$172,500
Citibank Facility	5,055	86,225	13,900	86,225
Capital One Facility	32,380	50,000	32,160	50,000
Total	$101,285	$361,225	$144,256	$308,725

The secured funding arrangements are generally collateralized by assignments of specific loans held for investment originated by us. We guarantee the secured funding arrangements. Generally, we partially offset interest rate risk by matching the interest index of loans held for investments with the secured funding agreement used to fund them.

Wells Fargo Facility

On December 14, 2011, we entered into a $75.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association, or the “Wells Fargo Facility,” pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On May 22, 2012 and June 27, 2013, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the total commitment under the Wells Fargo Facility from $75.0 million to $172.5 million and from $172.5 million to $225.0 million, respectively. Prior to June 27, 2013, advances under the Wells Fargo Facility accrued interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50%-2.75%. On June 27, 2013, the pricing was reduced such that advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00%-2.50%.  On May 15, 2012, we started to incur a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of June 30, 2013 and December 31 2012, the outstanding balance on the Wells Fargo Facility was $63.9 million and $98.2 million, respectively.

The Wells Fargo Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to total assets of not more than 75%, (g) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA, as defined, to fixed charges) for the immediately preceding 12 month period ending on the last date of the applicable reporting period to be less than 1.25 to 1.00, and (h) maintaining a tangible net worth of at least the sum of (1) $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by us. As of December 31, 2012 we reported “Loans held for investment” in excess of $200.0 million. As a result, we tested the minimum fixed charge coverage ratio for the three and six months ended June 30, 2013.

Citibank Facility

On December 8, 2011, we entered into a $50.0 million secured revolving funding facility arranged by Citibank, N.A., or the “Citibank Facility,” pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to, among other things, increase the total commitment under the Citibank Facility from $50.0 million to $86.2 million. Under the Citibank Facility, we borrow funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by us. Advances under the Citibank Facility accrue interest at a per annum rate based on LIBOR. The margin can vary between 2.50% and 3.50% over the greater of LIBOR and 0.5%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of our wholly owned subsidiaries and the borrower under the Citibank Facility. On March 3, 2012, we started to incur a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. The end of the funding period is December 8, 2013, and may be extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring. As of June 30, 2013 and December 31, 2012, the outstanding balance on the Citibank Facility was $5.1 million and $13.9 million, respectively. See “Recent Developments” as well as Note 13 to our consolidated financial statements for the three and six months ended June 30, 2013 for more information on a recent amendment to the Citibank Facility.

The Citibank Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of our tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by us, (b) maintaining liquidity in an amount not less than the greater of (1) $20.0 million or (2) 5% of our tangible net worth, (c) a cap on our distributions of the greater of (1) 100% of our taxable net income, or (2) such amount as is necessary to maintain our status as a REIT, and (d) if our average debt yield across the portfolio of assets that are financed with the Citibank Facility falls below certain thresholds, we may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits us from amending our management agreement in a material respect without the prior consent of the lender. On April 29, 2013, the agreements governing the Citibank Facility were amended to provide that the limitation on the payment of distributions to the common shareholders of the Company in excess of 100% of taxable income will start to be tested on December 31, 2013. See “Recent Developments” as well as Note 13 to our consolidated financial statements for the three and six months ended June 30, 2013 for more information on a recent amendment to the Citibank Facility.

Capital One Facility

On May 18, 2012, we entered into a $50.0 million secured funding facility with Capital One, National Association, or the “Capital One Facility,” pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans, subject to available collateral. Under the Capital One Facility, we borrow funds on a revolving basis in the form of individual loans evidenced by individual notes. Each individual loan is secured by an underlying loan originated by us. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%. We may request individual loans under the Capital One Facility through and including May 18, 2014, subject to successive 12-month extension options at the lender’s discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of June 30, 2013 and December 31, 2012, the outstanding balance on the Capital One Facility was $32.4 million and $32.2 million, respectively. See Note 13 to the Company’s consolidated financial statements for the three and six months ended June 30, 2013 for more information on a recent amendment to the Capital One Facility.

The Capital One Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1, (b) maintaining a tangible net worth of at least the sum of (1) 80% of our tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by us, (c) maintaining a total liquidity in excess of the greater of (1) 5% of our tangible net worth or (2) $20.0 million, and (d) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA, as defined, to fixed charges) of at least 1.5 to 1. Effective September 27, 2012, the agreements governing the Capital One Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to us as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which we report “Loans held for investment” in excess of $200.0 million on our quarterly consolidated balance sheet. As of December 31, 2012 we reported “Loans held for investment” in excess of $200.0 million. As a result, we tested the minimum fixed charge coverage ratio for the three and six months ended June 30, 2013. See Note 13 to the Company’s consolidated financial statements for the three and six months ended June 30, 2013 for more information on a recent amendment to the Capital One Facility.

2015 Convertible Notes

On December 19, 2012, we issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers’ exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012, or the “Indenture,” between us and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $2.1 million, were approximately $2.8 million. As of June 30, 2013 and December 31, 2012, the carrying value of the 2015 Convertible Notes was $67.5 million and $67.3 million, respectively.

The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was approximately 9.4% for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2013, the interest incurred on this indebtedness was $1.5 million and $3.1 million, respectively. The 2015 Convertible Notes will mature on December 15, 2015, or the “Maturity Date,” unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding June 15, 2015, holders may convert their 2015 Convertible Notes only under certain circumstances as set forth in the Indenture. On or after June 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their 2015 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The conversion rate is initially 53.6107 shares of common stock per $1,000 principal amount of 2015 Convertible Notes (equivalent to an initial conversion price of approximately $18.65 per share of common stock). The conversion rate will be subject to adjustment in some events, including for regular quarterly dividends in excess of $0.35 per share, but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased but will in no event exceed 61.6523 shares of common stock per $1,000 principal amount of 2015 Convertible Notes.

Prior to June 26, 2013, we could not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until we received stockholder approval for issuances above this threshold. Until such stockholder approval was obtained, we could not share-settle the full conversion option. As a result, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.7 million, which represented a discount to the debt cost to be amortized through other interest expense using the effective interest method through the maturity of the 2015 Convertible Notes. The effective interest rate used to amortize the debt discount on the 2015 Convertible Notes was 9.4%. During each reporting period, the derivative liability was marked to fair value through earnings. As of December 31, 2012, the derivative liability had a fair value of $1.8 million. There was no derivative liability as of June 30, 2013.

On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of our common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, we have the ability to fully settle in shares the conversion option and the embedded conversion option is no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of June 26, 2013, the conversion option’s cumulative value of $86 thousand was reclassified to additional paid in capital and will no longer be marked-to-market through earnings. The remaining debt discount of $1.5 million as of June 26, 2013, which arose at the date of debt issuance from the original bifurcation, will continue to be amortized through other interest expense.

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

Other Credit Facilities, Warehouse Facilities and Repurchase Agreements

In the future, we may also use other sources of financing to fund the origination or acquisition of our target investments, including other credit facilities, warehouse facilities, repurchase facilities, convertible debt, retail notes, securitized financings and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

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

Our Core Earnings (loss) for the three months ended June 30, 2013 and 2012 were approximately $1.2 million or $0.12 per basic and diluted common share and approximately $(158) thousand or $(0.02) per basic and diluted common share, respectively. Our Core Earnings (loss) for the six months ended June 30, 2013 and 2012 were approximately $2.1 million or $0.22 per basic and diluted common share and approximately $(274) thousand or $(0.07) per basic and diluted common share, respectively. The table below provides a reconciliation of net income (loss) to Core Earnings (loss) for these periods:

	For the three months ended				For the six months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
$ in thousands, except per share amounts	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net income (loss) attributable to common stockholders	$3,265	$0.32	$(225)	$(0.03)	$3,592	$0.37	$(341)	$(0.09)
Add back: non-cash stock-based compensation	100	0.01	67	0.01	235	0.02	67	0.02
Less: unrealized gain on derivative	(2,137)	(0.21)	-	-	(1,739)	(0.18)	-	-
Core Earnings (loss)	$1,228	$0.12	$(158)	$(0.02)	$2,088	$0.22	$(274)	$(0.07)

Recent Developments

On July 3, 2013, we originated a $15.2 million first mortgage loan collateralized by a four-building office park located in Irvine, California. At closing the outstanding principal balance was approximately $14.7 million. The loan has an interest rate of LIBOR + 4.50% subject to a 0.25% LIBOR floor and a term of 3 years.

On July 9, 2013, we sold 601,590 shares of our common stock to the underwriters, pursuant to the underwriters’ partial exercise of an option to purchase additional shares of our common stock. We granted this option to the underwriters in connection with our public offering of 18.0 million shares of common stock, which was completed on June 26, 2013. We raised approximately $7.7 million in net proceeds from the sale of these additional shares of our common stock, which brought the total net proceeds of the offering to approximately $242.4 million after deducting underwriting discounts, commissions and estimated offering expenses.

On July 12, 2013, ACRC Lender C LLC, a wholly owned subsidiary of the Company, entered into an amendment with CitiBank, N.A. (“CitiBank”) to its CitiBank Facility and signed a Second Amended and Restated Note to, among other things, increase the size of the CitiBank Facility from $86.2 million to $125.0 million. In addition to increasing the size of the facility, the CitiBank Facility amendment reduced the pricing on the facility from a range of LIBOR plus a pricing margin of 2.50% to 3.50% to a range of LIBOR plus a margin of 2.25% to 2.75% and changed the final repayment date from being the latest date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the CitiBank Facility to the earlier of that date or to July 2, 2018.

On July 18, 2013, we originated a $75.0 million first mortgage loan collateralized by four office properties consisting of eight buildings located in Orange County, California. This loan was fully funded at closing. The loan has an interest rate of LIBOR + 3.75% subject to a 0.20% LIBOR floor and a term of four years with a one year extension option.

On July 26, 2013, ACRC Lender One LLC, a wholly owned subsidiary of the Company, entered into an amendment with Capital One Bank, N.A. (“Capital One”) to its secured funding facility (as amended, the “Capital One Facility”) to, among other things, increase the size of the Capital One Facility from $50.0 million to $100.0 million. In addition to increasing the size of the facility, the Capital One Facility amendment reduced the pricing on the facility from a range of LIBOR plus a pricing margin of 2.50% to 4.00% to a range of LIBOR plus a margin of 2.00% to 3.50%.

On July 29, 2013, we originated a $75.9 million first mortgage loan collateralized by two retail properties located in Chicago, Illinois. At closing, the outstanding principal balance was approximately $70.0 million. The loan has an interest rate of LIBOR + 4.25% subject to a 0.25% LIBOR floor and a term of four years with a two year extension option.

As of August 6, 2013, subject to obtaining financing commitments (in accordance with and subject to the terms of our applicable secured funding facilities) for three first mortgage senior loans recently originated totaling approximately $160 million in outstanding principal, we expect to have approximately $190 million in remaining capital, either in cash or in approved but undrawn capacity under our secured funding facilities. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $180 million in capital available to fund additional loans, outstanding commitments on our existing loans, the cash consideration portion of the pending Alliant Capital LLC Acquisition and for other working capital purposes.  As of August 6, 2013, the total unfunded commitments for our existing loans held for investment were approximately $66 million and borrowings under our secured funding facilities and from the issuance of convertible senior notes were approximately $228 million and $69 million, respectively.

On August 7, 2013, we declared a cash dividend of $0.25 per common share for the third quarter of 2013. The third quarter 2013 dividend is payable on October 17, 2013 to common stockholders of record as of September 30, 2013.

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

In addition, we evaluate the entire portfolio to determine whether the portfolio has any impairments that require a general valuation allowance on the remainder of the loan portfolio. The amount of each element of the allowance would be determined separately; however, the entire allowance for loan losses would be available to absorb losses in the loan portfolio. If impairment is indicated, a valuation write-down or write-off would be measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral would be charged to the allowance for loan losses. As of June 30, 2013 and December 31, 2012, there are no impairments on our loan portfolio.

Significant judgment will be required in determining impairment, including making assumptions regarding the value of a loan or loan pool, the value of the underlying collateral and other provisions such as guarantees.

Valuation of Financial Instruments

We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The only financial instrument recorded at fair value as of December 31, 2012 on a recurring basis in our consolidated financial statements is the derivative liability associated with our 2015 Convertible Notes. See Note 4 for additional information on the reclassification of the derivative liability. We have not elected the fair value option for the remaining financial instruments, including loans held for investment and secured funding agreements. Such financial instruments are carried at cost. For loans held for investment which are evaluated for impairment at least quarterly, we estimate the fair value of the financial instrument. If an impairment is determined, we record an expense for the difference between fair value and the carrying cost of the financial instrument. As of June 30, 2013 and December 31, 2012, the fair value of our financial instruments approximates cost.

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

Derivative Financial Instruments

At this time, we do not hold or issue derivative instruments for trading purposes. We recognize derivatives on our balance sheet, measure them at their estimated fair value and recognize changes in their estimated fair value in our results of operations for the period in which the change occurs. On December 19, 2012, we issued $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015, or the “2015 Convertible Notes.” The conversion features of the 2015 Convertible Notes were deemed to be an embedded derivative in accordance Accounting Standards Codification, or “ASC,” Topic 815, Derivatives and Hedging, or “ASC 815.” In accordance with ASC 815, we were required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. From December 19, 2012 to June 26, 2013, we recognized the embedded derivative as a liability on our balance sheet, measured it at its estimated fair value and recognized changes in its estimated fair value in our results of operations for the period in which the change occurred. On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of our common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. With this approval, we now have the ability to fully settle in shares the conversion option; as a result, the embedded conversion option is no longer required to be separately valued and accounted for as a derivative liability on a prospective basis.

Income Taxes

Under our current structure, our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we will operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification and distribution policy, we do not generally expect to pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of our REIT taxable income to our stockholders. If we have previously qualified as a REIT and fail to qualify as a REIT in any subsequent taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed REIT taxable income. We may, in the future, form one or more taxable REIT subsidiaries (“TRS”) to provide services or recognize income that may not be qualifying for REIT qualification purposes. Any TRS will be subject to federal and state taxes on taxable income at the prevailing corporate rates.

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

Interest Rate Cap and Floor Risk

We may originate or acquire floating rate mortgage assets. These are assets in which the mortgages may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements may not be subject to similar restrictions or may have different floors and caps. As a result, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating rate mortgage assets could effectively be limited by various caps. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. In addition, in the period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on our borrowings could be fixed at a higher floor. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our Current Report on Form 8-K filed on June 4, 2013 under the sections entitled “Risks Relating to Alliant Capital’s Business and the Company’s Pending Acquisition of Alliant Capital”, “Risks Related to Regulatory Matters” and “U.S. Federal Income Tax Risks Related to the Alliant Capital Transaction”, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our Current Report on Form 8-K filed on June 4, 2013 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Recent regulatory actions may adversely affect the trading price and liquidity of the 2015 Convertible Notes.

We expect that many investors in, and potential purchasers of, the 2015 Convertible Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the 2015 Convertible Notes. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments typically implement that strategy by selling short the common stock underlying the 2015 Convertible Notes and dynamically adjusting their short position while they hold the 2015 Convertible Notes. Investors may also implement this strategy by entering into swaps on the common stock in lieu of or in addition to short selling the common stock. As a result, any specific rules regulating short selling of securities or equity swaps or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common stock could adversely affect the ability of investors in, or potential purchasers of, the 2015 Convertible Notes to conduct the convertible arbitrage strategy that we believe they will employ, or seek to employ, with respect to the 2015 Convertible Notes. This could, in turn, adversely affect the trading price and liquidity of the 2015 Convertible Notes.

In February 2010, the SEC adopted a new short sale price test through an amendment to Rule 201 of Regulation SHO. The amended rule restricts short selling when the price of a covered security has triggered a circuit breaker by falling at least 10% in one day from the security’s closing price as of the end of regular trading hours on the prior day, at which point short sale orders can be displayed or executed for the remainder of that day and the following day only if the order price is above the current national best bid, subject to certain limited exceptions. Compliance with the rule has been required since February 28, 2011. Because our common stock is a “covered security,” the restrictions could interfere with the ability of investors in, and potential purchasers of, the 2015 Convertible Notes, to effect short sales in our common stock and conduct the convertible arbitrage strategy that we believe they will employ, or seek to employ, with respect to the 2015 Convertible Notes.

In 2010, the SEC approved and the national securities exchanges and the Financial Industry Regulatory Authority, Inc., or “FINRA,” subsequently implemented a single-stock circuit breaker pilot program intended to halt trading in an NMS stock or specified exchange traded products, or “ETPs,” if the price of such security moved 10% or more in the preceding five minutes. The single-stock circuit breaker pilot program has since been replaced with a new “limit up-limit down” pilot program, which went into effect on April 8, 2013, that prevents the execution of trades and the display of offers outside of a specified price band for a security. Under the program, the price band for stocks in the S&P 500 Index, the Russell 1000 Index (including our common stock) and specified ETPs, will be 5% above and below the average price of the security over the preceding five minutes.  For the first six months of the pilot program, price bands will not include the opening and closing periods; thereafter price bands will be doubled during these periods. All such regulatory actions may decrease or prevent an increase in the market price and/or liquidity of our common stock and/or interfere with the ability of investors in, and potential purchasers of, the 2015 Convertible Notes, to effect hedging transactions in or relating to our common stock and conduct the convertible arbitrage strategy that we believe they will employ, or will seek to employ, with respect to the 2015 Convertible Notes.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 2010 also introduced regulatory uncertainty that may impact trading activities relevant to the 2015 Convertible Notes.  This new legislation will require many over-the-counter swaps and security- based swaps to be centrally cleared through regulated clearinghouses and traded on exchanges or comparable trading facilities. In addition, swap dealers, security-based swap dealers, major swap participants and major security-based swap participants will be required to comply with margin and capital requirements as well as public reporting requirements to provide transaction and pricing data on both cleared and uncleared swaps. These requirements could adversely affect the ability of investors in, or potential purchasers of, the 2015 Convertible Notes to implement or maintain a convertible arbitrage strategy with respect to the 2015 Convertible Notes (including increasing the costs incurred by such investors in implementing such strategy). This could, in turn, adversely affect the trading price and liquidity of the 2015 Convertible Notes. Whether the margin requirements will apply retroactively to existing swap and security-based swap transactions has not been determined. We cannot predict how this legislation will ultimately be implemented by the SEC, the Commodity Futures Trading Commission and prudential regulators or the magnitude of the effect that this legislation will have on the trading price or liquidity of the 2015 Convertible Notes.

Although the direction and magnitude of the effect that the regulations described above and any additional regulations may have on the trading price and the liquidity of the 2015 Convertible Notes will depend on a variety of factors, (many of which cannot be determined at this time), past regulatory actions have had a significant impact on the trading prices and liquidity of convertible debt instruments. For example, in September 2008, the SEC issued emergency orders generally prohibiting short sales in the common stock of a variety of financial services companies while Congress worked to provide a comprehensive legislative plan to stabilize the credit and capital markets. The orders made the convertible arbitrage strategy that many convertible debt investors employ difficult to execute and adversely affected both the liquidity and trading price of convertible notes issued by many of the financial services companies subject to the prohibition. Any governmental actions that restrict the ability of investors in, or potential purchasers of, the 2015 Convertible Notes to effect short sales in our common stock or to implement hedging strategies could similarly adversely affect the trading price and liquidity of the 2015 Convertible Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Purchase and Sale Agreement, among Alliant, Inc., a Florida corporation, The Alliant Company, LLC, a Florida limited liability company and Ares Commercial Real Estate Corporation (1)
3.1	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (2)
3.2	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (2)
10.1	Amendment No. 2 to Master Repurchase and Securities Contract, dated as of June 27, 2013, among ACRC Lender W LLC, as seller, and Wells Fargo Bank, National Association, as buyer (3)
10.2	Amendment No. 2 to Guarantee Agreement, dated as of June 27, 2013, among Ares Commercial Real Estate Corporation, as guarantor, in favor of Wells Fargo Bank, National Association, as buyer (3)
10.3	Form of Restricted Stock Agreement (4)
31.1*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

(1)         Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2013.

(2)         Incorporated by reference to Exhibits 3.1 and 3.2, as applicable, to the Company’s Registration Statement on Form S-8 (File No. 333-181077), filed on May 1, 2012.

(3)         Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Current Report on Form 8-K, filed on June 28, 2013.

(4)         Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-176841), filed on April 12, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated: August 7, 2013	By	/s/ John B. Bartling, Jr.
John B. Bartling, Jr.
Co-Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2013	By	/s/ Todd Schuster
Todd Schuster
Co-Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2013	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer (Principal Financial and Accounting Officer)