Form 10-Q
period 2013-09-30
Ares Commercial Real Estate Corp
filed 2013-11-13
CIK 1529377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2013
Common stock, $0.01 par value	28,476,596

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$12,553	$23,390
Restricted cash	21,894	3,210
Loans held for investment	692,325	353,500
Loans held for sale, at fair value	24,465	-
Mortgage servicing rights	60,878	-
Other assets	27,691	7,759
Total assets	$839,806	$387,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Secured funding agreements	$294,019	$144,256
Warehouse lines of credit	13,821	-
Convertible notes	67,674	67,289
Allowance for loss sharing	19,530	-
Due to affiliate	2,958	1,320
Dividends payable	7,119	2,316
Other liabilities	24,038	7,240
Total liabilities	429,159	222,421

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized at September 30, 2013 and December 31, 2012, no shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2013 and December 31, 2012, 28,476,596 and 9,267,162 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	284	92
Additional paid in capital	419,251	169,200
Accumulated deficit	(8,888)	(3,854)
Total stockholders’ equity	410,647	165,438
Total liabilities and stockholders’ equity	$839,806	$387,859

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$10,695	$1,889	$25,494	$4,397
Interest expense (from secured funding agreements)	(1,995)	(398)	(5,260)	(1,090)
Net interest margin	8,700	1,491	20,234	3,307

Mortgage banking revenue:
Servicing fees, net	503	-	503	-
Gains from mortgage banking activities	3,842	-	3,842	-
Provision for loss sharing	32	-	32	-
Total revenue	13,077	1,491	24,611	3,307

Expenses:
Other interest expense	1,646	-	4,696	-
Management fees to affiliate	1,487	625	2,744	1,044
Professional fees	675	292	1,741	706
Compensation and benefits	2,281	-	2,281	-
Acquisition and investment pursuit costs	2,052	-	3,813	-
General and administrative expenses	994	496	1,930	827
General and administrative expenses reimbursed to affiliate	1,000	632	2,610	951
Total expenses	10,135	2,045	19,815	3,528
Changes in fair value of derivatives	-	-	1,739	-
Income from operations before gain on acquisition and income taxes	2,942	(554)	6,535	(221)
Gain on acquisition	5,185	-	5,185	-
Income before income taxes	8,127	(554)	11,720	(221)
Income tax expense	496	-	496	-
Net income	7,631	(554)	11,224	(221)
Less income (loss) attributable to Series A Convertible Preferred Stock:
Preferred dividends	-	-	-	(102)
Accretion of redemption premium	-	-	-	(572)
Net income (loss) attributable to common stockholders	$7,631	$(554)	$11,224	$(895)
Net income (loss) per common share:
Basic and diluted earnings (loss) per common share	$0.27	$(0.06)	$0.71	$(0.16)
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	27,976,562	9,205,480	15,806,777	5,606,840
Diluted weighted average shares of common stock outstanding	28,027,719	9,205,480	15,853,425	5,606,840
Dividends declared per share of common stock	$0.25	$0.06	$0.75	$0.17

 See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2012	9,267,162	$92	$169,200	$(3,854)	$165,438
Sale of common stock	18,601,590	186	250,501	-	250,687
Issuance of common stock-acquisition of ACRE Capital	588,235	6	7,506	-	7,512
Offering costs	-	-	(8,416)	-	(8,416)
Stock-based compensation	19,609	-	374	-	374
Net income	-	-	-	11,224	11,224
2015 Convertible Notes	-	-	86	-	86
Dividends declared	-	-	-	(16,258)	(16,258)
Balance at September 30, 2013	28,476,596	$284	$419,251	$(8,888)	$410,647

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$11,224	$(221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	818	469
Gains attributable to fair value of future servicing rights	(1,430)	-
Change in fair value of interest rate lock commitments	(3,580)	-
Change in fair value of forward sale commitments	2,148	-
Accretion of deferred loan origination fees and costs	(1,854)	(171)
Provision for loss sharing	(32)	-
Originations of mortgage loans held for sale	(22,845)	-
Sale of loans to third parties	21,324	-
Stock based compensation	374	202
Changes in fair value of derivatives	(1,739)	-
Amortization of convertible notes issuance costs	597	-
Accretion of convertible notes	385	-
Gain on acquisition	(5,185)	-
Depreciation expense	9	-
Deferred tax expense	301	-
Changes in operating assets and liabilities:
Restricted cash	1,862	-
Other assets	(3,068)	(1,382)
Due to affiliate	1,638	1,053
Other liabilities	216	(25)
Accounts payable and accrued expenses	4,123	386
Net cash provided by (used in) operating activities	5,286	311
Investing activities:
Issuance of and fundings on loans held for investment	(388,885)	(185,555)
Principal repayment of loans held for investment	48,220	132
Receipt of origination fees	3,694	-
Acquisition of ACRE Capital, net of cash acquired	(58,258)	-
Purchases of property and equipment	(10)	-
Net cash used in investing activities	(395,239)	(185,423)
Financing activities:
Proceeds from secured funding arrangements	326,899	113,067
Repayments of secured funding arrangements	(177,137)	(64,277)
Secured funding costs	(1,029)	(2,090)
Proceeds from warehouse lines of credit	24,058	-
Repayments of warehouse lines of credit	(24,708)	-
Proceeds from issuance of Series A convertible preferred stock	-	5,723
Proceeds from sale of common stock	250,687	165,850
Redemption of Series A convertible preferred stock	-	(6,295)
Payment of offering costs	(8,198)	(3,016)
Common dividend payment	(11,456)	(1,005)
Series A preferred dividend	-	(102)
Net cash provided by financing activities	379,116	207,855
Change in cash and cash equivalents	(10,837)	22,743
Cash and cash equivalents, beginning of period	23,390	1,240
Cash and cash equivalents, end of period	$12,553	$23,983
Supplemental Information:
Interest paid during the period	$6,531	$589
Supplemental disclosure of noncash investing and financing activities:
Dividends payable	$7,119	$556
Deferred financing and offering costs	$731	$334
Issuance of common stock for acquisition of ACRE Capital	$7,512	$-
Fair value of assets acquired from ACRE Capital	$111,341	$-
Fair value of liabilities assumed from ACRE Capital	$(46,386)	$-

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013

(unaudited)

1. ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” and “ACRE”) is a Maryland corporation that was initially funded and commenced investment operations on December 9, 2011 and completed its initial public offering (the “IPO”) of common stock on May 1, 2012.  The Company is primarily focused on two business segments involving commercial real estate (“CRE”) loans.  First, in its principal lending business, the Company originates, invests in, manages and services middle-market CRE loans and other CRE-related investments for its own account.  These loans are generally held for investment and are secured, directly or indirectly, by office, multi-family, retail, industrial and other commercial real estate properties, or by ownership interests therein.  Second, in its mortgage banking and servicing business, conducted through a recently acquired subsidiary, ACRE Capital LLC, the Company originates, sells and retains servicing of primarily multifamily and other housing-related CRE loans.  These loans are generally available for sale.

The Company is externally managed by Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a wholly owned subsidiary of Ares Management LLC, a global alternative asset manager and also a SEC registered investment adviser.

In its principal lending business, the Company’s target investments include: “transitional senior” mortgage loans, “stretch senior” mortgage loans, subordinated debt mortgage loans such as B-notes and mezzanine loans and other select CRE debt and preferred equity investments.  “Transitional senior” mortgage loans provide strategic, flexible, short-term financing solutions for owners of transitional CRE middle-market assets that are the subject of a business plan that is expected to enhance the value of the property. “Stretch senior” mortgage loans provide flexible “one stop” financing for owners of higher quality CRE middle-market assets that are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows. These mortgage loans typically have higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans provided by banks, insurance companies and other traditional CRE lenders, are typically fully funded at closing and generally non-recourse to the borrower (as compared to conventional mortgage loans, which are often with partial or full recourse to the borrower).

On August 30, 2013, the Company commenced its mortgage banking business with the acquisition (the “Acquisition”) of all of the outstanding common units of EF&A Funding, L.L.C., d/b/a Alliant Capital LLC, a Michigan limited liability company (“Alliant”), from Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (together with Alliant, Inc., the “Sellers”). The Company paid approximately $53.4 million in cash, subject to adjustment, and issued 588,235 shares of its common stock in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 as consideration for the Acquisition. The transaction was accounted for as a business combination under the acquisition method of accounting as discussed in Note 2 and 17. Immediately following the Acquisition, Alliant changed its name to ACRE Capital LLC (“ACRE Capital”) and is a consolidated subsidiary of the Company.

Through ACRE Capital, the Company operates a mortgage banking and servicing business with a focus on multi-family lending. ACRE Capital primarily originates, sells and services multifamily and other housing-related CRE loans under programs offered by the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Delegated Underwriting and Servicing (“DUS”) lender to Fannie Mae, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer.

The Company has elected and qualified to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s taxable year ended December 31, 2012. The Company generally will not be subject to U.S. federal income taxes on the Company’s REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that the Company annually distributes all of its REIT taxable income to stockholders and complies with various other requirements as a REIT.

In connection with the Acquisition, the Company contributed the common units of ACRE Capital to ACRE Capital Holdings LLC (“TRS Holdings”), a newly formed wholly-owned subsidiary of the Company. An entity classification election to be taxed as a corporation and a taxable REIT subsidiary (“TRS”) election were made with respect to TRS Holdings. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, including the results of operations of ACRE Capital from September 1, 2013 (the “Accounting Effective Date”) to September 30, 2013. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

Interim financial statements are prepared in accordance with United States GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2013.

Segment Reporting

Prior to the Acquisition, the Company focused primarily on originating, investing in and managing middle-market CRE loans and other CRE-related investments and operated in one reportable business segment.  As a result of the Acquisition, the Company now has two reportable business segments:  principal lending, and through ACRE Capital, mortgage banking & servicing of multifamily CRE loans.  ACRE Capital is included in the consolidated financial statements for the one month period ended September 30, 2013. See Note 18 for further discussion of the Company’s reportable business segments.

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions.

Restricted Cash

Restricted cash includes escrow deposits for taxes, insurance, leasing outlays, capital expenditures, tenant security deposits and payments required under certain loan agreements. These escrow deposits are held on behalf of the respective borrowers and are offset by escrow liabilities included in “Other liabilities” in the consolidated balance sheets.  As of September 30, 2013, ACRE Capital’s restricted cash consisted of reserves that are a requirement of the DUS program and borrower deposits, which represent funds that were collected for the processing of the borrowers loan applications and interest rate lock commitments (“IRLCs”).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, loans held for investment, mortgage servicing rights (“MSR”), loans held for sale, interest receivable, derivative financial instruments and allowance for loss sharing. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the FDIC-insured limit. The Company has exposure to credit risk on its loans held for investment and through its subsidiary ACRE Capital, the Company has exposure on credit risk on loans held for sale and the servicing portfolio whereby ACRE Capital shares in the risk of loss (see Note 7). The Company’s Manager will seek to manage credit risk by performing credit fundamental analysis of potential collateral assets.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a general valuation allowance on the remainder of the loan portfolio. As of September 30, 2013 and December 31, 2012, there are no impairments on the Company’s loan portfolio.

Loans held for sale

Through its subsidiary, ACRE Capital, the Company originates multifamily mortgage loans, which are recorded at fair value.  The holding period for these loans is approximately 30 days.  The carrying value of the mortgage loans sold is reduced by the cost allocated to the associated MSRs based on relative fair value at the time of the sale.  Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the adjusted value of the related mortgage loans sold.

Mortgage Servicing Rights

When a mortgage loan is sold, ACRE Capital retains the right to service the loan and initially recognizes the MSR at fair value.  The initial fair value represents expected net cash flows from servicing, as well as borrower prepayment penalties, interest earnings on escrows and interim cash balances, along with ancillary fees that are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan.

Intangible Assets

Intangible assets consist of ACRE Capital’s licenses permitting it to participate in programs offered by Fannie Mae & HUD. These licenses are intangible assets with indefinite lives and were acquired in connection with the Acquisition. As of the date of the Acquisition, these assets are recorded at fair value.  The Company evaluates identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the terms of the respective debt instrument.

Derivative Financial Instruments

The Company does not hold or issue derivative instruments for trading purposes. The Company recognizes derivatives on its balance sheet, measures them at their estimated fair value and recognizes changes in their estimated fair value in the Company’s results of operations for the period in which the change occurs.

On December 19, 2012, the Company issued $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015 (the “2015 Convertible Notes”). The conversion features of the 2015 Convertible Notes were deemed to be an embedded derivative under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, the Company was required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. Prior to June 26, 2013, the Company recognized the embedded derivative as a liability on its balance sheet, measured at its estimated fair value and recognized changes in its estimated fair value in “Changes in fair value of derivatives” in the Company’s consolidated statements of operations for the period in which the change occurs. See Note 6 for information on the derivative liability reclassification.

Through its subsidiary, ACRE Capital, the Company enters into IRLCs with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on IRLCs.  The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan.  The terms of the IRLC with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. IRLCs and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings.

Fair Value Measurements

The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are derivative financial instruments and loans held for sale. The Company has not elected the fair value option for certain other financial instruments, including loans held for investment, secured funding agreements and other debt instruments. Such financial instruments are carried at cost. Fair value is separately disclosed (see Note 14). The three levels of inputs that may be used to measure fair value are as follows:

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

Allowance for loss sharing

When a loan is sold under the Fannie Mae DUS program, ACRE Capital undertakes an obligation to partially guarantee the performance of the loan.  The date ACRE Capital commits to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. The Company monitors the performance of each loan for events or circumstances which may signal a liability to be recognized if there is a probable and estimable loss. The general reserve was estimated by examining historical loss share experienced in the ACRE Capital portfolio since inception. These historical loss share served as a basis to derive a loss share rate which was then applied to the current ACRE Capital portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis).

Servicing fee payable

ACRE Capital provides additional payments to certain personnel by providing them with a percentage of the servicing fee revenue that is earned by ACRE Capital, which is initially recorded as a liability when the MSR is obtained and expensed as the servicing fee is earned over the life of the related mortgage loan (“servicing fee payable”).  ACRE Capital incurs an expense over the life of each loan as long as the related loan is performing.  If a particular loan is not performing, the recipient will not receive the additional compensation on that loan, and if a loss sharing event is triggered, the recipient will not receive a portion of the additional compensation on other loans. The servicing fee payable is recorded in “Other liabilities” in the consolidated balance sheets and the related expense is recorded in “Servicing fee” revenue on a net basis in the consolidated statements of operations.

Revenue Recognition

Interest income from loans held for investment is accrued based on the outstanding principal amount and the contractual terms of each loan. For loans held for investment, origination fees, contractual exit fees and direct loan origination costs are also recognized in interest income from loans held for investment over the initial loan term as a yield adjustment using the effective interest method. Fees earned on loans held for sale are included in mortgage banking activities below.

Servicing fees are earned for servicing mortgage loans, including all activities related to servicing the loans, and are recognized as services are provided over the life of the related mortgage loan. Also included in servicing fees are the fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees.

Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments, including IRLCs and forward sale commitments.  The initial fair value of MSRs, loan origination fees, gain on the sale of loans, and certain direct loan origination costs for loans held for sale are recognized when ACRE Capital commits to make a loan to a borrower. When the Company enters into a sale agreement and transfers the mortgage loan to the seller, the Company recognizes a MSR asset equal to the present value of the cash flows associated with the servicing of loans sold.

Stock Based Compensation

The Company recognizes the cost of stock-based compensation and payment transactions , which is included in “General and administrative expenses” in the consolidated statements of operations. The fair value of the restricted stock or restricted stock units granted is recorded to expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to directors and officers, the fair value is determined based upon the market price of the stock on the grant date.

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with common stock offerings are reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering are expensed. Underwriting commissions that are the responsibility of and paid by a related party, such as the Company’s Manager, are reflected as a contribution of additional paid in capital from a sponsor in the consolidated financial statements.

Income Taxes

The Company has elected and qualified for taxation as a REIT commencing with its taxable year ended December 31, 2012. As a result of the Company’s REIT qualification and its distribution policy, the Company does not generally pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to qualify as a REIT in any subsequent taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for the Company’s four subsequent taxable years. Even though the Company currently qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

The Company currently owns 100% of the equity of TRS Holdings, a TRS.  A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income.  In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis.  For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company’s GAAP consolidated earnings recognized by TRS Holdings.

ASC 740, Income Taxes, (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2013 and December 31, 2012, the Company has not recorded a reserve for any uncertain income tax positions; as a result, there are no ASC 740 disclosures in this quarterly report.

Comprehensive Income

For the three and nine months ended September 30, 2013 and 2012, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock and restricted stock units, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock, restricted stock units and convertible debt, except when doing so would be anti-dilutive. With respect to the 2015 Convertible Notes (as defined above), the Company has the ability and intention to settle the principal in cash and to settle any amount above par in shares of the Company’s common stock if the conversion options were exercised. As such, the Company is applying the treasury stock method of determining the dilutive impact on earnings per share.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired and liabilities (both specific and contingent) assumed at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. The excess of the assets acquired, identifiable intangible assets and liabilities assumed over the purchase price is recognized as a gain on acquisition. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with corresponding adjustments to the gain on acquisition. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded through earnings.

3.                                      LOANS HELD FOR INVESTMENT

As of September 30, 2013, the Company has originated or co-originated 24 loans secured by CRE middle market properties, excluding two loans that were repaid during the nine months ended September 30, 2013. The aggregate originated commitment under these loans at closing was approximately $759.8 million and outstanding principal was $697.4 million as of September 30, 2013. During the nine months ended September 30, 2013, the Company funded approximately $388.9 million and received repayments of $48.2 million on its net $697.4 million of outstanding principal at closing as described in more detail in the tables below. Such investments are referred to herein as the Company’s investment portfolio. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2013:

	September 30, 2013
				Weighted
				Average	Weighted
			Weighted	Unleveraged	Average
	Carrying	Outstanding	Average Interest	Effective	Remaining
$ in thousands	Amount (1)	Principal (1)	Rate	Yield	Life (Years)
Senior mortgage loans	$585,856	$590,281	5.1%	5.6%	2.6
Subordinated and mezzanine loans	106,469	107,134	10.3%	10.8%	2.3
Total	$692,325	$697,415	5.9%	6.4%	2.6

(1)                                 The difference between the carrying amount and the outstanding principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

A more detailed listing of the Company’s current investment portfolio, based on information available as of September 30, 2013 is as follows:

(amounts in millions, except percentages)

		Total Commitment		Outstanding		Carrying	Interest		LIBOR	Unleveraged	Maturity	Payment
Loan Type	Location	(at closing)		Principal (1)		Amount (1)	Rate		Floor	Effective Yield (2)	Date (3)	Terms (4)

Transitional Senior Mortgage Loans

Retail	Chicago, IL	$75.9		$70.0		$69.3	L+4.25%		0.3%	4.9%	Aug 2017	I/O

Office	Orange County, CA	75.0		75.0		74.3	L+3.75%		0.2%	4.2%	Aug 2017	I/O

Apartment	Brandon, FL	49.6		46.7		46.3	L+4.80%		0.5%	5.9%	Jan 2016	I/O

Apartment	McKinney, TX	45.3		39.4		39.1	L+3.75%		—	4.5%	Jul 2016	I/O

Office	Austin, TX	38.0		31.7		31.5	L+5.75%-L+5.25%	(5)	1.0%	7.6%	Mar 2015	I/O

Apartment	New York, NY	38.4	(6)	36.6		36.3	L+5.00%		0.8%	6.1%	Oct 2017	I/O

Apartment	Houston, TX	35.5		32.8		32.5	L+3.75%		—	4.5%	Jul 2016	I/O

Office	Cincinnati, OH	35.5		27.3		27.2	L+5.35%-L+5.00%	(7)	0.3%	6.1%	Nov 2015	I/O

Apartment	New York, NY	26.3		25.1		25.0	L+5.75%-L+5.00%	(8)	0.2%	6.5%	Dec 2015	I/O

Office	Overland Park, KS	25.5		24.4		24.1	L+5.00%		0.3%	5.8%	Mar 2016	I/O

Apartment	Avondale, AZ	22.1		21.3		21.2	L+4.25%		1.0%	5.9%	Sep 2015	I/O

Apartment	New York, NY	21.9		20.1		20.0	L+5.75%-L+5.00%	(8)	0.2%	6.5%	Dec 2015	I/O

Apartment	New York, NY	21.8		19.6		19.6	L+5.75%-L+5.00%	(8)	0.2%	6.5%	Dec 2015	I/O

Flex/Warehouse	Springfield, VA	19.7		19.0		18.8	L+5.25%		0.3%	6.4%	Dec 2015	I/O

Office	San Diego, CA	17.1		14.8		14.6	L+3.75%		0.3%	4.5%	Jul 2016	I/O

Office	Irvine, CA	15.2		14.7		14.6	L+4.50%		0.3%	5.3%	Jul 2016	I/O

Office	Denver, CO	11.0		10.3		10.2	L+5.50%		1.0%	7.9%	Jan 2015	I/O

Stretch Senior Mortgage Loans

Office	Miami, FL	47.0		47.0	(9)	47.0	L+5.25%		1.0%	6.6%	Apr 2014	I/O

Office	Mountain View, CA	15.0		14.5		14.3	L+4.75%		0.5%	5.7%	Feb 2016	I/O

Subordinated Debt Investments

Apartment	Atlanta, GA	39.0		29.1		29.0	L+10.70%	(10)	0.5%	12.8%	Apr 2016	I/O

Office	Chicago, IL	37.0		37.0		36.6	8.75%		—	9.1%	Aug 2016	I/O

Apartment	Rocklin, CA	18.7		18.7		18.7	L+6.40%	(11)	1.0%	10.0%	Dec 2013	I/O

Office	Fort Lauderdale, FL	15.0	(12)	8.0		7.9	L+10.75%-L+8.18%	(12)	0.8%	12.0%	Feb 2015	I/O

Office	Atlanta, GA	14.3		14.3		14.2	10.50%	(13)	—	11.0%	Aug 2017	I/O

Total/Average		$759.8		$697.4		$692.3				6.4%

(1)                   The difference between the carrying amount and the outstanding principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                   Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of September 30, 2013 or the LIBOR floor, as applicable. The Total/Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2013 as weighted by the Outstanding Principal balance of each loan.

(3)                   The Miami, Mountain View and Orange County loans are subject to one 12-month extension option. The Atlanta loan with a Maturity Date of April 2016, Austin, Avondale, Brandon, Cincinnati, McKinney, Houston, San Diego, New York loans with a Maturity Date of December 2015, Fort Lauderdale, Irvine and Chicago loans are subject to two 12-month extension options. The Rocklin loan is subject to one 6-month extension option. Certain extension options may be subject to performance based or other conditions as stipulated in the loan agreement.

(4)                   I/O = interest only.

(5)                   The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.25%.

(6)                   On August 9, 2013, the Company entered into a loan modification that increased the loan by $2.3 million (loan commitment increased from $36.1 million to $38.4 million) in order to pay for more rent stabilized conversions and pay other miscellaneous costs.

(7)                   The initial interest rate for this loan of L+5.35% steps down based on performance hurdles to L+5.00%.

(8)                   The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.00%.

(9)                   On March 8, 2013, the Company entered into a loan assumption transaction with a new sponsor group to facilitate the purchase of a Class B office building in Miami, FL that was collateralized by the Company’s existing $47.0 million first mortgage loan.

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

(13)            The interest rate for this loan increases to 11.0% on September 1, 2014.

For the nine months ended September 30, 2013, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2012	$353,500
Initial funding	368,116
Receipt of origination fee, net of costs	(3,694)
Additional funding	20,769
Amortizing payments	(150)
Origination fee accretion	1,854
Loan payoffs (1)	(48,070)
Balance at September 30, 2013	$692,325

(1) On June 27, 2013, the stretch senior mortgage loan on the apartment building in Arlington, VA was paid off in the amount of $13.4 million. There was no gain (loss) with respect to the repayment of this loan; however, included in interest income from loans held for investment for the nine months ended September 30, 2013 is $146 thousand of accelerated loan origination fees and costs.  Additionally, on August 21, 2013, the stretch senior mortgage loan on the office building in Boston, MA was paid off in the amount of $34.7 million. There was no gain (loss) with respect to the repayment of this loan; however, included in interest income from loans held for investment for the three and nine months ended September 30, 2013 is $298 thousand of accelerated loan origination fees and costs.

No impairment charges have been recognized as of September 30, 2013 or as of December 31, 2012.

4. MORTGAGE SERVICING RIGHTS

MSRs represent servicing rights retained by ACRE Capital for loans it originates and sells.  The initial fair value of MSRs is determined based on the cash flows associated with the servicing contracts on loans sold.  The servicing fees are collected from the monthly payments made by the borrowers.  ACRE Capital generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, ACRE Capital is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. The initial fair value of MSRs purchased in the Acquisition was $61.2 million. As of September 30, 2013, the carrying value of MSRs was approximately $60.9 million.

5. INTANGIBLE ASSETS

As of September 30, 2013, the carrying values of the Company’s intangible assets were $5.0 million, which are included in “Other assets” within the Company’s consolidated balance sheets as of September 30, 2013. The identified intangible assets have indefinite lives and are not subject to amortization.  The Company performs an annual assessment of impairment of its intangible assets in the fourth quarter of each year or whenever events or circumstances make it more likely than not that impairment may have occurred.  As of September 30, 2013, there has been no impairment charges recognized.

6. DEBT

Secured Funding Agreements

	As of September 30, 2013		As of December 31, 2012

$ in thousands	Outstanding Balances	Total Commitment	Outstanding Balances	Total Commitment
Wells Fargo Facility	$129,883	$225,000	$98,196	$172,500
Citibank Facility	81,215	125,000	13,900	86,225
Capital One Facility	82,921	100,000	32,160	50,000
Total	$294,019	$450,000	$144,256	$308,725

The secured funding agreements are generally collateralized by assignments of specific loans held for investment owned by the Company. The secured funding arrangements are guaranteed by the Company. Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the secured funding agreement used to fund them.

Wells Fargo Facility

On December 14, 2011, the Company entered into a $75.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association (the “Wells Fargo Facility”), pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On May 22, 2012 and June 27, 2013, the agreements governing the Wells Fargo Facility were amended to, among other things, increase the total commitment under the Wells Fargo Facility from $75.0 million to $172.5 million and from $172.5 million to $225.0 million, respectively. Prior to June 27, 2013, advances under the Wells Fargo Facility accrued interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50%-2.75%. On June 27, 2013, the pricing was reduced such that advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00%-2.50%. On May 15, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility. For the three and nine months ended September 30, 2013, the Company incurred a non-utilization fee of $62 thousand and $136 thousand, respectively. For the three and nine months ended September 30, 2012, the Company incurred a non-utilization fee of $108 thousand and $157 thousand, respectively. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of September 30, 2013 and December 31, 2012, the outstanding balance on the Wells Fargo Facility was $129.9 million and $98.2 million, respectively.

The Wells Fargo Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to total assets of not more than 75%, (g) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12 month period ending on the last date of the applicable reporting period to be at least than 1.25 to 1.00, and (h) maintaining a tangible net worth of at least the sum of (1) $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company.  As of September 30, 2013, the Company was in compliance in all material respects with the terms of the Wells Fargo Facility.

Citibank Facility

On December 8, 2011, the Company entered into a $50.0 million secured revolving funding facility arranged by Citibank, N.A. (the “Citibank Facility”) pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. On April 16, 2012 and May 1, 2012, the agreements governing the Citibank Facility were amended to, among other things, increase the total commitment under the Citibank Facility from $50.0 million to $86.2 million. On July 12, 2013, the agreements governing the Citibank Facility were amended to, among other things, increase the total commitment under the Citibank Facility from $86.2 million to $125.0 million.  Under the Citibank Facility, the Company borrows funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by the Company. Advances under the Citibank Facility accrue interest at a per annum rate based on LIBOR. From December 8, 2011 to July 11, 2013, the margin varied between 2.50% and 3.50% over the greater of LIBOR and 0.5%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of the Company’s wholly owned subsidiaries and the borrower under the Citibank Facility. On July 12, 2013, the agreements governing the Citibank Facility were amended to reduce the pricing from a range of LIBOR plus a pricing margin of 2.50 % to 3.50 % to a range of LIBOR plus a pricing margin of 2.25% to 2.75%.

On March 3, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility. For the three and nine months ended September 30, 2013, the Company incurred a non-utilization fee of $43 thousand and $121 thousand, respectively. For the three and nine months ended September 30, 2012, the Company incurred a non-utilization fee of $55 thousand and $111 thousand, respectively. The end of the funding period is December 8, 2013, and may be extended for an additional 12 months upon the payment of the applicable extension fee and provided that no event of default is then occurring. On July 12, 2013, the agreements governing the Citibank Facility were amended to change the final repayment date from the latest date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility to the earlier of that date or July 2, 2018.  As of September 30, 2013 and December 31, 2012, the outstanding balance on the Citibank Facility was $81.2 million and $13.9 million, respectively.

The Citibank Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding twelve month period ending on the last date of the applicable reporting period to be at least than 1.25 to 1.00, and (d) if the Company’s average debt yield across the portfolio of assets that are financed with the Citibank Facility falls below certain thresholds, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of September 30, 2013, the Company was in compliance in all material respects with the terms of the Citibank Facility.

Capital One Facility

On May 18, 2012, the Company entered into a $50.0 million secured revolving funding facility with Capital One, National Association (the “Capital One Facility”), pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans, subject to available collateral. On July 26, 2013, the agreements governing the Capital One Facility were amended to, among other things, increase the size of the Capital One Facility from $50.0 million to $100.0 million.

Under the Capital One Facility, the Company borrows funds on a revolving basis in the form of individual loans evidenced by individual notes. Each individual loan is secured by an underlying loan originated by the Company. Amounts outstanding under each individual loan committed prior to July 26, 2013 accrue interest at a per annum rate equal to LIBOR plus a spread ranging between 2.50% and 4.00%. On July 26, 2013, the agreements governing the Capital One Facility were amended to reduce the pricing from a range of LIBOR plus a pricing margin of 2.50% to 4.00% to a range of LIBOR plus a pricing margin of 2.00% to 3.50%. The Company may request individual loans under the Capital One Facility through and including May 18, 2015, subject to successive 12-month extension options at the lender’s discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of September 30, 2013 and December 31, 2012, the outstanding balance on the Capital One Facility was $82.9 million and $32.2 million, respectively. The Company does not incur a non-utilization fee under the terms of the Capital One Facility.

The Capital One Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA, as defined, to fixed charges) of at least 1.25 to 1. Effective September 27, 2012, the agreements governing the Capital One Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which the Company reports “Loans held for investment” in excess of $200.0 million on the Company’s quarterly consolidated balance sheet. As of December 31, 2012 the Company reported “Loans held for investment” in excess of $200.0 million. As a result, the Company tested the minimum fixed charge coverage ratio beginning with the three months ended March 31, 2013. As of September 30, 2013, the Company was in compliance in all material respects with the terms of the Capital One Facility.

Warehouse Lines of Credit

ASAP Line of Credit

On August 25, 2009, ACRE Capital entered into a multifamily as soon as pooled (“ASAP”) sale agreement with Fannie Mae, which was assumed as part of the Acquisition.  As of September 30, 2013, the ASAP Line of Credit had a borrowing capacity of $105.0 million with no expiration date.  Fannie Mae advances payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement.  The first installment is considered an advance to ACRE Capital from Fannie Mae and not a sale until the second advance and settlement is made. Installments received by ACRE Capital from Fannie Mae are financed on the Fannie Mae ASAP Line of Credit (the “ASAP Line of Credit”) which charges interest at a floating daily rate of LIBOR+140 with a floor of 1.75% and secured by the origination loan.  As of September 30, 2013, there was no outstanding balance under the ASAP Line of Credit.

BAML Line of Credit

As of September 30, 2013, ACRE Capital maintained a line of credit with Bank of America, N.A. (the “BAML Line of Credit”) of $80.0 million with a stated interest rate of Bank of America LIBOR Daily Floating Rate plus 1.60%. The BAML Line of Credit was assumed as part of the Acquisition and expires on January 31, 2014. For the three and nine months ended September 30, 2013, the Company incurred a commitment fee of $8 thousand. As of September 30, 2013, outstanding borrowings under this line were $13.8 million.

The BAML Line of Credit is collateralized by a first lien on ACRE Capital’s interest in the mortgage loans that it originates. Advances from the BAML Line of Credit cannot exceed 100% of the principal amounts of the mortgage loans originated by ACRE Capital and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the warehouse line of credit. The terms of the BAML Line of Credit require ACRE Capital to comply with various covenants, including a minimum tangible net worth requirement. As of September 30, 2013, ACRE Capital was in compliance in all material respects with the terms of the BAML Line of Credit.

2015 Convertible Notes

On December 19, 2012, the Company issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers’ exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $2.1 million, were approximately $2.8 million. As of September 30, 2013 and December 31, 2012, the carrying value of the 2015 Convertible Notes was $67.7 million and $67.3 million, respectively.

The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was 9.4% for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2013, the interest charged on this indebtedness was $1.2 million and $3.6 million, respectively. The 2015 Convertible Notes will mature on December 15, 2015 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

Prior to June 26, 2013, the Company could not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until the Company received stockholder approval for issuances above this threshold. Until such stockholder approval was obtained, the Company could not share-settle the full conversion option. As a result, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.7 million, which represented a discount to the debt cost to be amortized through other interest expense using the effective interest method through the maturity of the 2015 Convertible Notes. The effective interest rate used to amortize the debt discount on the 2015 Convertible Notes was 9.4%. During each reporting period, the derivative liability was marked to fair value through earnings. As of December 31, 2012, the derivative liability had a fair value of $1.8 million. There was no derivative liability as of September 30, 2013.

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

7. ALLOWANCE FOR LOSS SHARING

Loans originated and sold to Fannie Mae under the Fannie Mae DUS program are subject to the terms and conditions of a Master Loss Sharing Agreement which was amended and restated during 2012.  Under the Master Loss Sharing Agreement, ACRE Capital is responsible for absorbing certain losses incurred by Fannie Mae with respect to loans originated under the DUS program, as described below in more detail.

The losses incurred with respect to individual loans are allocated between ACRE Capital and Fannie Mae based on the loss level designation (“Loss Level”) for the particular loan.  Loans are designated as Loss Level I, Loss Level II or Loss Level III.  All loans are designated Loss Level I unless Fannie Mae and ACRE Capital agree upon a different Loss Level for a particular loan at the time of the IRLC, or if Fannie Mae determines that the loan was not underwritten or processed according to Fannie Mae guidelines.

Losses on Loss Level I loans are shared 33.33% by ACRE Capital and 66.67% by Fannie Mae.  The maximum amount of ACRE Capital’s risk-sharing obligation with respect to any Loss Level I loan is 33.33% of the original principal amount of the loan. Losses incurred in connection with Loss Level II and Loss Level III loans are allocated disproportionately to ACRE Capital until ACRE Capital has absorbed the maximum level of its risk-sharing obligation with respect to the particular loan.  The maximum loss allocable to ACRE Capital for Loss Level II loans is 30% of the original principal amount of the loan, and for Loss Level III loans is 40% of the original principal amount of the loan.

According to the Master Loss Sharing Agreement, Fannie Mae may unilaterally increase the amount of the risk-sharing obligation of ACRE Capital with respect to individual loans without regard to a particular Loss Level if the loan does not meet specific underwriting criteria or if a loan is defaulted within twelve (12) months after it is purchased by Fannie Mae.  Under certain limited circumstances, Fannie Mae may require ACRE Capital to absorb 100% of the losses incurred on a loan by requiring ACRE Capital to repurchase the loan.

The amount of loss incurred on a particular loan is determined at the time the loss is incurred, for example, at the time a property is foreclosed by Fannie Mae (whether acquired by Fannie Mae or a third party) or at the time a loan is modified in connection with a default.  Losses may be determined by reference to the price paid by a third party at a foreclosure sale or by reference to an appraisal obtained by Fannie Mae in connection with the default on the loan.

As part of the Acquisition, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers’ failure to fulfill the funding or reimbursement obligations described above. As of September 30, 2013, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital is $4.2 million and is recorded in “Other assets” within the consolidated balance sheets. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing in excess of $2,000,000 during such 12 month period; provided that in no event shall Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

ACRE Capital uses several tools to manage its risk-sharing obligation, including maintenance of disciplined underwriting and approval processes and procedures, and periodic review and evaluation of underwriting criteria based on underlying multifamily housing market data and limitation of exposure to particular geographic markets and submarkets and to individual borrowers. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an additional liability through a charge to the “Provision for loss sharing” in the consolidated statements of operations. The amount of the provision reflects the Company’s assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, the loss recognition occurs at or before the loan becoming 60 days delinquent.

A summary of the Company’s allowance for loss sharing for the three months ended September 30, 2013 is as follows (in thousands):

For the three
months ended
September 30, 2013
Allowance for loss sharing assumed in the ACRE Capital acquisition (See Note 17)	19,562
Current period provision for loss sharing	(32)
Ending balance	$19,530

As of September 30, 2013, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.3 billion from a total recourse at risk pool of $3.8 billion. Additionally, the non-at risk pool was $5.5 million. The at risk pool is subject to Fannie Mae’s Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

8. COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio, extend credit and sell loans as described below.

As of September 30, 2013 and December 31, 2012, the Company had the following commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated and mezzanine debt investments:

	As of
$ in thousands	September 30, 2013	December 31, 2012
Total commitments	$759,750	$405,695
Less: funded commitments	(697,415)	(356,930)
Total unfunded commitments	$62,335	$48,765

Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2013, ACRE Capital had the following commitments to sell and fund loans:

As of
$ in thousands	September 30, 2013
Commitments to sell loans	$107,486
Commitments to fund loans	$83,965

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2013, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

9. DERIVATIVES

Through its subsidiary, ACRE Capital, the Company enters into IRLCs with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on IRLCs.  The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan.  The terms of the IRLC with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. IRLCs and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings.

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which the Company has not elected to designate as hedges.  Changes in the fair value of derivatives not designated as hedging relationships are recorded directly in “Change in fair value of derivatives” in the consolidated statements of operations.

For the month of September 2013, the Company entered into 12 IRLCs & 12 forward sale commitments.

As of September 30, 2013, the Company had seven IRLCs with a total notional amount of $84.0 million and thirteen forward sale commitments with a notional amount of $107.5 million, with maturities ranging from 25 to 90 days that were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2013 ($ in thousands):

	As of September 30, 2013
	Balance Sheet
	Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate lock commitments	Other assets	$4,717
Forward sale commitments	Other liabilities	(2,136)
Total derivatives not designated as hedging instruments		$2,581

10. SERIES A CONVERTIBLE PREFERRED STOCK

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

11. STOCKHOLDERS’ EQUITY

On May 9, 2013, the Company filed a registration statement on Form S-3 (the “Shelf Registration Statement”), with the SEC in order to permit the Company to offer, from time to time, in one or more offerings or series of offerings up to $1.5 billion of the Company’s common stock, preferred stock, debt securities, subscription rights to purchase shares of the Company’s common stock, warrants representing rights to purchase shares of the Company’s common stock, preferred stock or debt securities, or units.  On June 17, 2013, the registration statement was declared effective by the SEC.

On June 21, 2013, the Company priced a public offering of 18,000,000 shares of its common stock at a public offering price of $13.50 per share (the “Offering”), raising gross proceeds of approximately $243.0 million. The Company incurred approximately $8.4 million in offering expenses related to the public offering resulting in net proceeds of $234.6 million. In connection with the Offering, the Company also granted the underwriters an option to purchase up to an additional 2.7 million shares of common stock. On July 9, 2013, the Company sold 601,590 shares of its common stock to the underwriters, pursuant to the underwriters’ partial exercise of the option to purchase additional shares. The Company raised approximately $7.7 million in net proceeds from the sale of these additional shares of its common stock, which brought the total net proceeds of the offering to approximately $242.3 million. The Offering was made under the Company’s Shelf Registration Statement. The net proceeds from the Offering are being used to invest in target investments, repay indebtedness, fund future funding commitments on existing loans and for other general corporate purposes.

On August 30, 2013, the Company issued 588,235 shares of its common stock in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 as part of the consideration for the Acquisition.  See Note 17 for additional information on the Acquisition.

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

On May 1, 2012, in connection with the IPO, the Company granted 5,000 restricted shares of common stock to each of the Company’s five independent directors. In addition, on June 18, 2012, Mr. Rosen, an outside director, was granted 5,000 restricted shares of common stock as an award granted pursuant to the 2012 Equity Incentive Plan. These awards of 5,000 restricted shares vest ratably on a quarterly basis over a three year period beginning on July 1, 2012. In addition, on May 1, 2012, each of the Company’s five independent directors were granted 2,027 restricted shares of common stock as 2012 annual compensation awards granted pursuant to the 2012 Equity Incentive Plan. On June 18, 2012, Mr. Rosen was also granted 2,027 restricted shares of common stock as a 2012 annual compensation award granted pursuant to the 2012 Equity Incentive Plan. These awards of 2,027 restricted shares in respect of annual directors’ fees vest ratably on a quarterly basis over a one year period beginning on July 1, 2012. As of September 30, 2013, 12,508 shares of the total 30,000 restricted shares of common stock granted to Mr. Rosen and the Company’s five independent directors, as initial grants in connection with the IPO have vested. As of September 30, 2013, all 12,162 restricted shares of common stock granted to Mr. Rosen and the Company’s five independent directors in respect of 2012 annual compensation have vested.

On July 9, 2012, in connection with his appointment as Chief Financial Officer of the Company, Tae-Sik Yoon was granted 25,000 restricted shares of the Company’s common stock as an award granted pursuant to the 2012 Equity Incentive Plan. These shares of restricted stock vest ratably on a quarterly basis over a four-year period that began on October 1, 2012, subject to certain conditions. As of September 30, 2013, 6,250 shares of the total 25,000 restricted shares of the Company’s common stock granted to Mr. Yoon have vested.

On June 26, 2013, the Company granted 2,921 restricted shares of common stock to each of the Company’s five independent directors and Mr. Rosen, an outside director. These awards of 2,921 restricted shares of common stock each vest ratably on a quarterly basis in four equal installments on the first business day of each of the four consecutive fiscal quarters beginning on July 1, 2013. In addition, on June 26, 2013, Mr. White, an independent director, was granted 5,000 restricted shares of common stock as an award granted pursuant to the 2012 Equity Incentive Plan. These 5,000 restricted shares vest ratably in 12 equal installments on the first business day of each of the 12 consecutive fiscal quarters beginning on July 1, 2013. Mr. Schuster, the Company’s Co-CEO, forfeited 2,917 shares of common stock during the quarter ended June 30, 2013. As of September 30, 2013, 4,799 shares of the total 22,526 restricted shares of common stock granted to the Company’s directors in June 2013 have vested.

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for directors and officers as of September 30, 2013.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock	Restricted Stock
	Grants—Directors	Grants—Officer	Total
Balance as of December 31, 2012	31,080	23,436	54,516
Granted	22,526	-	22,526
Vested	(18,387)	(4,686)	(23,073)
Forfeited	(2,917)	-	(2,917)
Balance as of September 30, 2013	32,302	18,750	51,052

Future Anticipated Vesting Schedule

	Restricted Stock	Restricted Stock
	Grants—Directors	Grants—Officer	Total
Three-months ended December 31, 2013	6,882	1,564	8,446
2014	18,768	6,250	25,018
2015	5,818	6,250	12,068
2016	834	4,686	5,520
2017	-	-	-
Total	32,302	18,750	51,052

12.                               EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended		For the nine months ended
$ in thousands (except share and per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss) attributable to common stockholders:	$7,631	$(554)	$11,224	$(895)
Divided by:
Basic weighted average shares of common stock outstanding:	27,976,562	9,205,480	15,806,777	5,606,840
Diluted weighted average shares of common stock outstanding:	28,027,719	9,205,480	15,853,425	5,606,840
Basic and diluted earnings (loss) per common share:	$0.27	$(0.06)	$0.71	$(0.16)

The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the three and nine months ended September 30, 2013 and 2012.

13. INCOME TAX

As discussed in Note 1, the Company established a TRS, TRS Holdings, in connection with the Acquisition. As a result, the Company has an income tax provision beginning this quarter. The Company’s income tax provision consisted of the following for the three months ended September 30, 2013 ($ in thousands):

For the three
months ended
September 30, 2013
Current	$195
Deferred	301
Total income tax provision	$496

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are reported in “Other assets” and “Other liabilities” on the consolidated balance sheets, respectively.  At September 30, 2013, the Company’s U.S. tax jurisdiction was in a net deferred tax liability position. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on their respective net deferred tax assets and liabilities ($ in thousands). The Company is not currently subject to tax in any foreign tax jurisdictions.

As of September 30, 2013
Deferred tax asset, net
Change in carrying value	$268
Other temporary differences	1
269
Deferred tax liability, net
Component of gains from mortgage banking activities	$(558)
Reserves and accruals	(12)
Net deferred tax assets (liabilities)	$(570)

Based on the Company’s assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income.

The following table is a reconciliation of the Company’s effective tax rate to the Company’s statutory federal income tax rate for the three months ended September 30, 2013:

For the three
months ended
September 30, 2013
Federal statutory rate	35.0%
State income taxes	5.7%
Federal benefit of state tax deduction	(2.0%)
Effective tax rate	38.7%

14.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 820-10, which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. The financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are derivative instruments and loans held for sale. Such financial instruments are carried at cost. ASC 820-10 specifies a hierarchy of valuation techniques based on the inputs used in measuring fair value. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

Financial Instruments reported at fair value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. Included in financial instruments reported at fair value in the Company’s consolidated financial statements are IRLCs, forward sale commitments, loans held for sale and an embedded conversion option related to the Company’s 2015 Convertible Notes. The carrying values of cash and cash equivalents, restricted cash, interest receivable and accrued expenses approximate their fair values due to their short-term nature.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of September 30, 2013 and December 31, 2012 ($ in thousands):

	Fair Value as of September 30, 2013
	Level I	Level II	Level III		Total

Derivative assets:
Interest rate lock commitments	$-	$-	$4,717		$4,717
Loans held for sale	$-	$24,465	$-		$24,465
Derivative liabilities:
Forward sale commitments	$-	$-	$(2,136)		$(2,136)

	Fair Value as of December 31, 2012
	Level I	Level II	Level III		Total
Embedded conversion option	$-	$-	$1,825	(1)	$1,825

(1) On June 26, 2013, the Company obtained stockholder approval to issue shares in excess of 20% outstanding. This permitted the Company to issue, at its option, 100% common stock to settle any conversions of the 2015 Convertible Notes. As a result, the embedded conversion option was no longer separately valued and accounted for as a derivative liability. As of June 26, 2013, the conversion option’s cumulative value of $86 thousand was reclassified to additional paid in capital and will no longer be marked-to-market through earnings.  See Note 6 for information on the derivative liability reclassification.

There were no transfers between the levels as of September 30, 2013 and December 31, 2012. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

The valuation of derivative instruments are determined using widely accepted valuation techniques, including market yield analyses and discounted cash flow analysis on the expected cash flows of each derivative. The embedded conversion option fair value analysis as of December 31, 2012 reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs to the extent available, including interest rate curves, spot and market forward points.  IRLCs and forward sale commitments are valued based on a discounted cash flow model that incorporates changes in interest rates during the period. The loans held for sale are valued based discounted cash flows models that incorporate quoted observable prices from market participants.

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of September 30, 2013 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average

Interest rate lock commitments	$4,717	Discounted cash flow	Discount rate	10-14%	12%

Forward sale commitments	$(2,136)	Discounted cash flow	Discount rate	10-14%	12%

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of December 31, 2012 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Embedded conversion option	$1,825	Option Pricing Model	Volatility	16.4% - 17.4%	16.4%

The table above is not intended to be all-inclusive, but instead is intended to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

Changes in market yields, discount rates or EBITDA multiples, each in isolation, may have changed the fair value of the financial instruments. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may have resulted in a decrease in the fair value of the financial instruments.

The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities for the nine months ended September 30, 2013 ($ in thousands):

As of and for the nine
months ended
September 30, 2013
Derivative assets and liabilities acquired in the ACRE Capital acquisition, net (See Note 17)	$94
Settlements	(1,355)
Realized gains (losses) recorded in net income (1)	1,261
Unrealized gains (losses) recorded in net income (1)	2,581
Ending balance, as of September 30, 2013	$2,581

(1)         Realized and unrealized gains (losses) from derivatives are recognized in “Gains from mortgage banking activities” in the consolidated statements of operations.

The change in the embedded conversion option classified as Level III is as follows for the nine months ended September 30, 2013 ($ in thousands):

	As of and for the nine
	months ended
	September 30, 2013
Beginning balance, as of December 31, 2012	$(1,825)
Unrealized gain on the embedded conversion option	1,739	(1)
Reclassification to additional paid in capital	86
Ending balance, as of September 30, 2013	$-

(1) The unrealized gain on the embedded conversion option is included in “Changes in fair value of derivatives” on the consolidated statements of operations for the nine months ended September 30, 2013.  The Company reclassified certain prior quarter and prior year amounts included in “Other interest expense” related to the fair value of the derivative to conform to the Company’s nine months presentation for the quarter ended September 30, 2013. Due to the inherent uncertainty of determining the fair value of derivative liabilities that do not have a readily available market value, the fair value of the Company’s embedded conversion option fluctuated from March 31, 2013 to June 26, 2013. Additionally, the fair value of the Company’s embedded conversion option may have differed significantly from the values that would have been used had a ready market existed for such derivative liability.

The following table presents the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost as of September 30, 2013 and December 31, 2012. Changes in market yields, credit quality and other variables may change the fair value of the Company’s assets and liabilities. As of September 30, 2013 and December 31, 2012, the fair value of the Company’s financial instruments is as follows ($ in thousands).

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments not recorded at fair value:
Loans held for investment	$692,325	$692,325	$353,500	$353,500
Financial liabilities:
Secured funding agreements	$294,019	$294,019	$144,256	$144,256
Warehouse line of credit	13,821	13,821	-	-
Convertible notes	67,674	67,674	67,289	67,289

15. RELATED PARTY TRANSACTIONS

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

The base management fee is equal to 1.5% of the Company’s stockholders’ equity per annum and calculated and payable quarterly in arrears in cash. For purposes of calculating the management fee, stockholders’ equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) (x) any amount that the Company has paid to repurchase the Company’s common stock since inception, (y) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, and (z) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between ACREM and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s consolidated financial statements.

The incentive fee is equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of the Company’s common stock, restricted units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (See Note 11)) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For purposes of calculating the incentive fee prior to the completion of a 12-month period following the IPO, Core Earnings will be calculated on the basis of the number of days that the Management Agreement has been in effect on an annualized basis. No incentive fees were earned for the three and nine months ended September 30, 2013 and 2012.

The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation other than as noted below with respect to the Servicing Limitation and the Restricted Cost Amendment.

The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company’s (a) Chief Financial Officer, based on the percentage of his time spent on the Company’s affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of their time spent on the Company’s affairs (collectively, “Personnel Expenses”). The Company is also required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates that are required for the Company’s operations (collectively, “Overhead Expenses”). The initial term of the Management Agreement will end May 1, 2015, with automatic one-year renewal terms. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

Certain of the Company’s subsidiaries, along with the Company’s lenders under the Wells Fargo Facility and the Citibank Facility have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s ranked commercial primary and special servicer that is included on Standard & Poor’s Select Servicer List. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement (the “Servicing Limitation”).

Effective as of September 30, 2013, the Company and ACREM entered into an amendment to the Management Agreement (the “Restricted Cost Amendment”) whereby ACREM agreed not to seek reimbursement of Restricted Costs (as defined), in excess of $1.0 million per quarter for the quarterly periods ending on September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014.  “Restricted Costs” are Personnel Expenses and Overhead Expenses incurred in the ordinary course of the Company’s origination business and do not include any Personnel Expenses or Overhead Expenses that were incurred in connection with transactions outside our ordinary course of business, including without limitation, transactions for the acquisition of a portfolio of investments or for the acquisition of another company or its assets and business.

Summarized below are the related-party costs incurred by the Company, including ACRE Capital for the three and nine months ended September 30, 2013 and amounts payable to the Manager as of September 30, 2013 and December 31, 2012:

	Incurred				Payable
	For the three months ended		For the nine months ended		As of
$ in thousands	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	December 31, 2012
Affiliate Payments
Management fees	$1,487	$625	$2,744	$1,044	$1,487	$621
General and administrative expenses	1,000	632	2,610	934	1,000	668
Direct third party costs	332	31	470	612	471	31
Other	-	-	-	17	-	-
	$2,819	$1,288	$5,824	$2,607	$2,958	$1,320

Ares Investments

On February 8, 2012, the Company entered into a promissory note with Ares Investments Holdings LLC (“Ares Investments”), whereby Ares Investments loaned the Company $2.0 million. The note was repaid with $4 thousand in interest due under the note on March 1, 2012 with the proceeds from the sale of the Series A Preferred Stock.

As of September 30, 2013 and December 31, 2012, Ares Investments owned approximately 2,000,000 shares of the Company’s common stock representing approximately 7.0% and 21.6% of the total shares outstanding, respectively. In addition, as of September 30, 2013 and December 31, 2012, Ares Investments owned $1.2 million aggregate principal amount of the 2015 Convertible Notes.

Intercompany Note

In connection with the Acquisition, the Company partially capitalized the new TRS, TRS Holdings, with a $44.0 million note.  The income statement effects of this obligation are eliminated in consolidation for financial reporting purposes, but the interest income and expense from the note will affect the taxable income of the Company and TRS Holdings.

16. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared on its common stock during the nine months ended September 30, 2013 and 2012 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount		Total amount
For the nine months ended September 30, 2013
August 7, 2013	September 30, 2013	October 17, 2013	$0.25		$7,119
May 15, 2013	June 28, 2013	July 18, 2013	0.25		6,822
March 14, 2013	April 08, 2013	April 18, 2013	0.25		2,317
Total cash dividends declared for the nine months ended September 30, 2013			$0.75		$16,258

For the nine months ended September 30, 2012
September 21, 2012	October 2, 2012	October 11, 2012	$0.06		$556
June 18, 2012	June 28, 2012	July 12, 2012	0.06		555
March 30, 2012	March 31, 2012	April 02, 2012	0.30	(1)	450	(1)
Total cash dividends declared for the nine months ended September 30, 2012			$0.42		$1,561

(1) The dividend of $450 was based on 1,500,000 shares or $0.30 per share of common stock outstanding as of March 31, 2012.

17.                               ACQUISITION OF ACRE CAPITAL

On August 30, 2013, (the “Acquisition Date”), the Company completed its acquisition of all of the outstanding common units of ACRE Capital from the Sellers. For accounting purposes, the Acquisition was deemed to be effective on the close of business August 31, 2013, the Accounting Effective Date.  Pursuant to the Purchase and Sale Agreement, dated as of May 14, 2013, by and among the Company and the Sellers, the Company paid approximately $53.4 million in cash, subject to adjustment, and issued 588,235 shares of its common stock in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 resulting in total consideration paid of approximately $60.9 million. The transaction was accounted for as a business combination under ASC 805, Business Combinations as discussed in Note 2.

Through ACRE Capital, the Company operates a mortgage banking and servicing business with a focus on multifamily lending. ACRE Capital primarily originates, sells and services multifamily and other housing-related CRE loans under programs offered by Fannie Mae and HUD. ACRE Capital is approved as a DUS lender to Fannie Mae, a MAP and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer.

The following table summarizes the preliminary estimate of amounts of identified assets acquired and liabilities assumed at the Accounting Effective Date ($ in thousands):

Assets acquired:
Cash	$1,157
Restricted cash	15,586
Loans held for sale	22,154
Mortgage servicing rights	61,236
Intangible assets	5,000
Derivative assets	94
Risk-sharing indemnification	4,240
Other assets	3,031
Total assets acquired	$112,498

Liabilities assumed:
Warehouse lines of credit	$14,472
Allowance for loss sharing	19,562
Accounts payable and accrued expenses	4,936
Other liabilities	7,416	(1)
Total liabilitites assumed	$46,386
Net Assets Acquired	$66,112

(1) Other liabilities includes a $6 million payable incurred in connection with the close of the transaction.

The Sellers provided the Company with a minimum working capital balance prior to the Accounting Effective Date. To the extent actual working capital exceeded or fell below the minimum requirement, the Company would either pay or receive funds from the Sellers. Final purchase price allocations are subject to further adjustments under the terms of the Purchase and Sale Agreement, including among other provisions, adjustments to working capital.

Gain on acquisition represents the excess of the fair value of the net assets acquired over the fair value of the consideration transferred. This determination of the gain on acquisition is as follows ($ in thousands):

Fair value of net assets acquired	$66,112
Fair value of consideration transferred	(60,927)
Gain on acquisition	$5,185

The gain on acquisition of $5.2 million is included in “Gain on acquisition” within the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013. The Company believes it was able to acquire ACRE Capital at a discount to its fair value as, among other factors, the sale of ACRE Capital was not broadly marketed, ACRE Capital had undergone recent changes in senior management and the purchase price consideration for ACRE Capital, in part, was in the form of a fixed number of common shares of the Company.

Since the Accounting Effective Date, ACRE Capital has recognized revenues of $4.4 million and net income of $1.1 million which are reflected in the Company’s consolidated statements of operations. The Company incurred acquisition-related costs such as advisory, legal, and due diligence services of approximately $2.1 million and $3.8 million, during the three and nine months ended September 30, 2013, respectively, which are included in acquisition and investment pursuit costs within the Company’s consolidated statements of operations.

The pro-forma revenue and net income of the combined entity for the three and nine months ended September 30, 2013 and 2012, assuming the business combination was consummated on January 1, 2012, are as follows ($ in thousands):

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$16,962	$8,189	$42,075	$21,519
Net income	3,334	759	8,125	2,315

18. SEGMENTS

The Company’s reportable segments reflect the significant components of the Company’s operations that are evaluated separately by the Company’s chief operating decision maker and have discrete financial information available. The Company organizes its segments based primarily upon the nature of the underlying products and services. The Company’s Co-Chief Executive Officers and management review certain financial information, including segmented internal profit and loss statements, which are presented below on that basis.  The amounts in the reportable segments included in the tables below are in conformity with GAAP and the Company’s significant accounting policies as described in Note 2.

Prior to the Acquisition, the Company operated in one reportable business segment.  As a result of the Acquisition, the Company now operates in two reportable business segments:

•                  principal lending— includes all business activities of ACRE, excluding the ACRE Capital business, which generally represents investments in real estate related loans and securities that are held for investment.

•                  mortgage banking and servicing — includes all business activities of the acquired ACRE Capital business.

The Company is primarily focused on two business segments involving CRE loans.  First, in its principal lending business, the Company originates, invests in, manages and services middle-market CRE loans and other CRE-related investments for its own account.  These loans are generally held for investment and are secured, directly or indirectly, by office, multi-family, retail, industrial and other commercial real estate properties, or by ownership interests therein.  Second, in its mortgage banking business, conducted through a recently acquired subsidiary, ACRE Capital LLC, the Company originates, sells and retains servicing of primarily multifamily and other housing-related CRE loans.  These loans are generally available for sale.

Allocated costs between the segments include management fees and general and administrative expenses payable to the Company’s Manager, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. As the Company integrates ACRE Capital into its existing business, the Company expects future allocations to include costs relating to services performed by one segment on behalf of other segments.

The table below presents the Company’s Total assets as of September 30, 2013 by business segment ($ in thousands):

	ACRE	ACRE Capital	Total
Cash and cash equivalents	$11,251	$1,302	$12,553
Restricted cash	8,191	13,703	21,894
Loans held for investment	692,325	-	692,325
Loans held for sale, at fair value	-	24,465	24,465
Mortgage servicing rights	-	60,878	60,878
Other assets	10,471	17,220	27,691
Total Assets	$722,238	$117,568	$839,806

19. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2013.

On October 17, 2013, the Company made a $4.9 million preferred equity investment in connection with an acquisition of an apartment complex located in Houston, Texas.  At closing, the preferred equity of $4.9 million was fully funded.  The preferred equity has a dividend rate of LIBOR + 11.00% and a 36-month redemption period.

On November 5, 2013, a wholly owned indirect subsidiary of the Company, ACRC 2013-FL1 Depositor LLC (the “Depositor”), received commitments from investors for the purchase of approximately $395 million in principal balance of commercial-mortgage backed securities (“CMBS”). The commitments were made in connection with the offer and sale by the Depositor of approximately $494 million principal balance of commercial mortgage pass-through certificates (the “Certificates”), approximately $395 million principal balance of which was offered to third parties.  The Certificates will be backed by approximately $494 million outstanding principal balance of commercial and multifamily mortgage loans.  The Company expects to retain (either directly or through one of its wholly owned subsidiaries) approximately $99 million principal balance of the non-investment grade tranches of the Certificates that were not offered to investors.  The initial weighted average coupon of the Certificates offered to third parties is expected to be LIBOR plus 1.89%.  The securitization is scheduled to close on or about November 19, 2013.  The securitization is subject to customary closing conditions and, as a result, the Company can give no assurances that it will close.

On November 6, 2013, the Company originated a $15.3 million mezzanine loan collateralized by interests in a proposed mixed use development located in Long Island, New York.  At closing, the outstanding principal balance was approximately $4.3 million, with an additional $2.1 million funded on November 8, 2013.  The loan has a fixed interest rate of 11.5% and a term of three years.

On November 8, 2013, the agreements governing the Wells Fargo Facility were modified to incorporate specific funding requirements related to the loans backing the Certificates.

On November 13, 2013, the Company declared a cash dividend of $0.25 per common share for the fourth quarter of 2013. The fourth quarter 2013 dividend is payable on January 22, 2014 to common stockholders of record as of December 31, 2013.

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

•  our understanding of our competition;

•  market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

•  the future of government sponsored entities.

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

Overview

We are a specialty finance company primarily engaged in principal lending, mortgage banking and servicing of commercial real estate (“CRE”) loans and other commercial real estate related investments.  In our principal lending business, we originate, invest in, manage and service middle-market CRE loans and other CRE-related investments for our own account.  These loans are generally held for investment and are secured, directly or indirectly, by office, multi-family, retail, industrial and other commercial real estate properties, or by ownership interest therein.  In our mortgage banking business, which we pursue through a recently acquired subsidiary, ACRE Capital LLC, we originate, sell and retain servicing of primarily multifamily and other housing-related CRE loans.  These loans are generally available for sale.

We are externally managed and advised by our Manager, a Securities and Exchange Commission, or “SEC,” registered investment adviser, pursuant to the terms of a management agreement. Our Manager is an affiliate of Ares Management LLC, or “Ares Management,” a global alternative asset manager and SEC registered investment adviser.

We are a Maryland corporation that commenced investment operations on December 9, 2011. We completed our initial public offering, or “IPO,” on May 1, 2012. We are incorporated in Maryland and have elected and qualified to be taxed as a REIT, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes, with the exception of our taxable REIT subsidiary (“TRS”) and our subsidiaries, which are discussed below on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not made a decision whether to take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for nonemerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

In our principal lending business, we target borrowers whose capital needs are not being suitably met in the market by offering customized financing solutions. We implement a strategy focused on direct origination combined with experienced portfolio management through our Manager’s servicer, which is a Standard & Poor’s-ranked commercial primary servicer and commercial special servicer that is included on Standard & Poor’s Select Servicer List, to meet our borrowers’ and sponsors’ needs.  We believe the availability of the type of capital in the CRE middle-market we provide is limited and borrowers and sponsors have the greatest need for customized solutions in this segment of the market. We act as a single “one stop” financing source by providing our customers with one or more of our customized financing solutions. Our customized financing solutions are comprised of our “target investments,” which include the following:

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

On August 30, 2013, we completed our acquisition (the “Acquisition”) of all of the outstanding common units of EF&A Funding, L.L.C., d/b/a Alliant Capital LLC, a Michigan limited liability company (“Alliant”), from Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (together with Alliant, Inc., the “Sellers”). We paid approximately $53.4 million in cash, subject to adjustment, and issued 588,235 shares of our common stock in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 as consideration for the Acquisition. As a result of the Acquisition, Alliant became a consolidated subsidiary of the Company and changed its legal name to ACRE Capital LLC (“ACRE Capital”).

We operate our mortgage banking business through ACRE Capital.  ACRE Capital primarily originates, sells and services multifamily and other housing-related CRE loans under programs offered by the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Delegated Underwriting and Servicing (“DUS”) lender to Fannie Mae, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer.

•      DUS Program Finance

ACRE Capital is one of 24 approved lenders that participate in Fannie Mae’s DUS program for multifamily, manufactured housing communities, student housing and certain senior properties. Under the Fannie Mae DUS program, ACRE Capital is responsible for ensuring that the loans it originates under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. As an approved Fannie Mae DUS program lender, ACRE Capital shares risk with Fannie Mae for a portion of the losses that may result from a borrower’s default. Most of the Fannie Mae loans that ACRE Capital originates are sold in the form of a Fannie Mae-insured security to third-party investors. ACRE Capital is also contracted by Fannie Mae to service all loans originated by ACRE Capital under the Fannie Mae DUS program.

•      HUD Finance

As an approved MAP and LEAN lender and Ginnie Mae issuer, ACRE Capital is licensed to provide construction and permanent loans to developers and owners of multifamily housing, senior housing and healthcare facilities. ACRE Capital must submit its completed loan underwriting package to HUD and obtain HUD’s approval to originate the loan.

FHA-insured loans are typically placed in single loan pools that back Ginnie Mae securities. Ginnie Mae securities are backed by the full faith and credit of the United States and ACRE Capital generally does not bear any risk of loss on Ginnie Mae securities. In the event of a default on an FHA-insured loan, FHA generally will reimburse tax and insurance advances and approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse the remaining losses of principal and interest. ACRE Capital is obligated to continue to advance principal and interest payments on Ginnie Mae securities until the Ginnie Mae security is fully paid and generally is obligated to pay tax and insurance amounts until the FHA mortgage insurance claim has been paid.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans, multifamily loans, CRE debt and other financial assets in the marketplace. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. Interest rates will vary according to the type of investment, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers.

Changes in Fair Value of Our Assets.  In our principal lending business, we generally hold our target investments as long-term investments. We evaluate our investments for impairment on at least a quarterly basis and impairments will be recognized when it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate, or if repayment is expected solely from the collateral, the fair value of the collateral.

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

As of September 30, 2013 and December 31, 2012, all loans were paying in accordance with their terms. There were no impairments during the three and nine months ended September 30, 2013 and 2012.

Although we generally hold our target investments as long-term investments within our principal lending business, we may occasionally classify some of our investments as available-for-sale; provided that such classification would not jeopardize our ability to maintain our qualification as a REIT. Investments classified as available-for-sale will be carried at their fair value, with changes in fair value recorded through accumulated other comprehensive income, a component of stockholders’ equity, rather than through earnings. Additionally, ACRE Capital originates multifamily mortgage loans, which are recorded at fair value.  The holding period for these loans held for sale is approximately 30 days.  At this time, we do not expect to hold any of our investments for trading purposes.

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

Performance of Multifamily and Other Commercial Real Estate Related Markets.  Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to economic conditions. Demand for multifamily and other commercial real estate generally increases during periods of stronger economic conditions, resulting in increased property values, transaction volumes and loan origination volumes. During periods of weaker economic conditions, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from our Fannie Mae DUS allowance for loss sharing.

The Level of Losses from Fannie Mae Allowance for Loss Sharing.  Loans originated and sold to Fannie Mae under the Fannie Mae DUS program are subject to the terms and conditions of a Master Loss Sharing Agreement which was amended and restated during 2012.  Under the Master Loss Sharing Agreement, ACRE Capital is responsible for absorbing certain losses incurred by Fannie Mae with respect to loans originated under the DUS program, as described below in more detail.

The losses incurred with respect to individual loans are allocated between ACRE Capital and Fannie Mae based on the loss level designation (“Loss Level”) for the particular loan. Loans are designated as Loss Level I, Loss Level II or Loss Level III. All loans are designated Loss Level I unless Fannie Mae and ACRE Capital agree upon a different Loss Level for a particular loan at the time of the interest rate lock commitments (“IRLC”), or if Fannie Mae determines that the loan was not underwritten or processed according to Fannie Mae guidelines.

Losses on Loss Level I loans are shared 33.33% by ACRE Capital and 66.67% by Fannie Mae. The maximum amount of ACRE Capital’s risk-sharing obligation with respect to any Loss Level I loan is 33.33% of the original principal amount of the loan. Losses incurred in connection with Loss Level II and Loss Level III loans are allocated disproportionately to ACRE Capital until ACRE Capital has absorbed the maximum level of its risk-sharing obligation with respect to the particular loan. The maximum loss allocable to ACRE Capital for Loss Level II loans is 30% of the original principal amount of the loan, and for Loss Level III loans is 40% of the original principal amount of the loan.

The Price of Loans in the Secondary Market.  Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination fees is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium.

Market for Servicing Commercial Real Estate Loans.  Service fee rates for new loans are set at the time we enter into a IRLC based on origination volumes, competition and prepayment rates. Changes in future service fee rates impact the value of our future mortgage servicing rights (“MSRs”) and future servicing revenues, which could impact our profit margins and operating results over time.

The following table sets forth consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net interest margin:
Interest income from loans held for investment	$10,695	$1,889	$25,494	$4,397
Interest expense (from secured funding agreements)	(1,995)	(398)	(5,260)	(1,090)
Net interest margin	8,700	1,491	20,234	3,307

Mortgage banking revenue:
Servicing fees, net	503	-	503	-
Gains from mortgage banking activities	3,842	-	3,842	-
Provision for loss sharing	32	-	32	-
Total revenue	13,077	1,491	24,611	3,307

Expenses:
Other interest expense	1,646	-	4,696	-
Management fees to affiliate	1,487	625	2,744	1,044
Professional fees	675	292	1,741	706
Compensation and benefits	2,281	-	2,281	-
Acquisition and investment pursuit costs	2,052	-	3,813	-
General and administrative expenses	994	496	1,930	827
General and administrative expenses reimbursed to affiliate	1,000	632	2,610	951
Total expenses	10,135	2,045	19,815	3,528
Changes in fair value of derivatives	-	-	1,739	-
Income from operations before gain on acquisition and income taxes	$2,942	$(554)	$6,535	$(221)
Gain on acquisition	5,185	-	5,185	-
Income before income taxes	8,127	(554)	11,720	(221)
Income tax expense	496	-	496	-
Net income	$7,631	$(554)	$11,224	$(221)

Results of Operations – Comparison of Three Months Ended September 30, 2013 and 2012

Net Interest Margin

For the three months ended September 30, 2013 and 2012, we earned approximately $8.7 million and $1.5 million in net interest margin, respectively. For the three months ended September 30, 2013 and 2012, interest income from loans held for investment of $10.7 million and $1.9 million, respectively, was generated by average earning assets of $649.5 million and $98.2 million, respectively, offset by $2.0 million and $398 thousand, respectively, of interest expense from secured funding agreements, unused fees and amortization of deferred loan costs. The average borrowings under our secured funding agreements were $231.8 million and $4.3 million for the three months ended September 30, 2013 and 2012, respectively. The increase in net interest margin for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily relates to the increase in the number of loans held for investment from 8 loans to 24 loans as of September 30, 2013.

Mortgage Banking Revenue

For the three months ended September 30, 2013, we earned approximately $503 thousand in net servicing fees. Servicing fees include fees earned for all activities related to servicing the loans, the fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees. For the three months ended September 30, 2013, we earned approximately $3.8 million in net gains from mortgage banking activities. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments, including IRLCs and forward sale commitments. As the Acquisition of ACRE Capital closed on August 30, 2013, we did not earn any servicing fees or have gains from mortgage banking activities for the three months ended September 30, 2012 relating to ACRE Capital.

Operating Expenses

For the three months ended September 30, 2013 and 2012, we incurred operating expenses and other interest expense of $10.1 million and $2.0 million, respectively. As the Acquisition of ACRE Capital closed on August 30, 2013, we did not incur any operating expenses or other interest expense for the three months ended September 30, 2012 relating to ACRE Capital.

Related Party Expenses

Related party expenses for the three months ended September 30, 2013 included $1.5 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. Related party expenses for the three months ended September 30, 2012 included $625 thousand in management fees due to our Manager and $632 thousand for our share of allocable general and administrative expenses. The increase in related party expenses for the three months ended September 30, 2013 compared to three months ended September 30, 2012 primarily relates to increased capital markets and acquisition activities in 2013.

Other Expenses

Other interest expense for the three months ended September 30, 2013 was $1.6 million related to the 2015 Convertible Notes and warehouse lines of credit. Professional fees for the three months ended September 30, 2013 and 2012 were $675 thousand and $292 thousand, respectively. Acquisition and investment pursuit costs related to the Acquisition for the three months ended September 30, 2013 were $2.1 million. General and administrative expenses for the three months ended September 30, 2013 and 2012 were $994 thousand and $496 thousand, respectively. As the Acquisition of ACRE Capital closed on August 30, 2013, we did not incur any other expenses for the three months ended September 30, 2012 relating to ACRE Capital.

Compensation and benefits

Compensation and benefits for the three months ended September 30, 2013 was $2.3 million. As the Acquisition of ACRE Capital closed on August 30, 2013, we did not incur compensation and benefits for the three months ended September 30, 2012.

Results of Operations – Comparison of Nine Months Ended September 30, 2013 and 2012

Net Interest Margin

For the nine months ended September 30, 2013 and 2012, we earned approximately $20.2 million and $3.3 million in net interest margin, respectively. For the nine months ended September 30, 2013 and 2012, interest income from loans held for investment of $25.5 million and $4.4 million, respectively, was generated by average earning assets of $481.1 million and $74.2 million, respectively, offset by $5.3 million and $1.1 million, respectively, of interest expense from secured funding agreements, unused fees and amortization of deferred loan costs. The average borrowings under our secured funding agreements were $198.6 million and $15.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net interest margin for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily relates to the increase in the number of loans held for investment from 8 loans to 24 loans as of September 30, 2013.

Mortgage Banking Revenue

For the nine months ended September 30, 2013, we earned approximately $503 thousand in net servicing fees.  Servicing fees include fees earned for all activities related to servicing the loans, the fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees. For the nine months ended September 30, 2013, we earned approximately $3.8 million in net gains from mortgage banking activities. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments, including IRLCs and forward sale commitments. As the Acquisition of ACRE Capital closed on August 30, 2013, we did not earn any servicing fees or have gains from mortgage banking activities for the nine months ended September 30, 2012 relating to ACRE Capital.

Operating Expenses

For the nine months ended September 30, 2013 and 2012, we incurred operating expenses and other interest expense of $19.8 million and $3.5 million, respectively. As the Acquisition of ACRE Capital closed on August 30, 2013, we did not incur any operating expenses or other interest expense for the nine months ended September 30, 2012 relating to ACRE Capital.

Related Party Expenses

Related party expenses for the nine months ended September 30, 2013 included $2.7 million in management fees due to our Manager and $2.6 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. Related party expenses for the nine months ended September 30, 2012 included $1.0 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses. The increase in related party expenses for the nine months ended September 30, 2013 compared to nine months ended September 30, 2012 primarily relates to increased capital markets and acquisition activities in 2013.

Other Expenses

Other interest expense and the change in fair value of derivatives for the nine months ended September 30, 2013 was $4.7 million and $1.7 million, respectively, related to the 2015 Convertible Notes and warehouse lines of credit. Professional fees for the nine months ended September 30, 2013 and 2012 were $1.7 million and $706 thousand, respectively. Acquisition and investment pursuit costs for the nine months ended September 30, 2013 were $3.8 million related to the Acquisition. General and administrative expenses for the nine months ended September 30, 2013 and 2012 were $1.9 million and $827 thousand, respectively. As the Acquisition of ACRE Capital closed on August 30, 2013, we did not incur any other expenses for the nine months ended September 30, 2012 relating to ACRE Capital.

Compensation and benefits

Compensation and benefits for the nine months ended September 30, 2013 was $2.3 million. As the Acquisition of ACRE Capital closed on August 30, 2013, we did not incur compensation and benefits for the nine months ended September 30, 2012.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2013 and 2012 ($ in thousands):

	For the nine months ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Net income (loss)	$11,224	$(221)
Adjustments to reconcile net income to cash provided by operating activities:	(5,938)	532
Net cash provided by operating activities	5,286	311
Net cash used in investing activities	(395,239)	(185,423)
Net cash provided by financing activities	379,116	207,855
Change in cash and cash equivalents	$(10,837)	$22,743

Cash and cash equivalents decreased by $10.8 million and increased by $22.7 million, respectively, during the nine months ended September 30, 2013 and 2012. Net cash provided by operating activities totaled $5.3 million and $311 thousand, respectively, during the nine months ended September 30, 2013 and 2012. This change in net cash was primarily related to the increase in number of loans and cash used to acquire ACRE Capital. For the nine months ended September 30, 2013, adjustments to net income related to operating activities primarily included originations of loans held for sale of $22.8 million, sale of loans to third parties of $21.3 million, gain on acquisition of $5.2 million, changes in fair value of IRLCs of $3.6 million, and accounts payable and accrued expenses of $4.2 million. The adjustments for non-cash charges for the nine months ended September 30, 2012, included stock-based compensation of $202 thousand, accretion of deferred loan origination fees and costs of $171 thousand and amortization of deferred financing costs of $469 thousand.

Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 totaled $395.2 million and $185.4 million, respectively, and related primarily to the origination of new loans held-for-investment and cash used to acquire ACRE Capital.

Net cash provided by financing activities for nine months ended September 30, 2013 totaled $379.1 million and related primarily to proceeds from secured funding arrangements of $326.9 million and proceeds from issuance of common stock of $250.7 million partially offset by repayments of our secured funding agreements. Net cash provided by financing activities for the nine months ended September 30, 2012 totaled $207.9 million and related primarily to proceeds from our secured funding agreements and the issuance of our common stock to Ares Investments Holdings LLC, or “Ares Investments.”

Liquidity and Capital Resources

Equity Offerings

The following table summarizes the total shares issued and proceeds we received, net of offering costs for the nine months ended September 30, 2013 and 2012 (in millions, except per share data):

	Shares issued	Gross offering price per share		Proceeds net of offering costs
June 2013 public offering	18.0	$13.50		$234.6
July 2013 public offering	0.6	13.50	(1)	7.7
Total for the nine months ended September 30, 2013	18.6			$242.3

May 2012 public offering	7.7	$18.50		$139.0
Total for the nine months ended September 30, 2012	7.7			$139.0

(1) On July 9, 2013, we sold 601,590 shares of our common stock to the underwriters in connection with the June 2013 public offering , pursuant to the underwriters’ partial exercise of the option to purchase additional shares. The gross offering price per share was reduced by the underwriting discount and a $0.25 dividend per share in the second quarter of 2013.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash will generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us. See “Recent Developments” for information on our available capital as of November 12, 2013.

Debt

The sources of financing under our secured funding agreements and warehouse lines of credit that are used to fund our target investments are described in the following table.

	As of September 30, 2013				As of December 31, 2012

	Total	Outstanding	Interest	Maturity	Total	Outstanding	Interest
$ in thousands	Commitment	Balance	Rate	date	Commitment	Balance	Rate

Secured Funding Agreements:
Wells Fargo Facility	$225,000	$129,883	LIBOR + 2.00 to 2.50%	12/14/2014 (1)	$172,500	$98,196	LIBOR + 2.50 to 2.75%
Citibank Facility	125,000	81,215	LIBOR + 2.25 to 2.75%	7/2/2018	86,225	13,900	LIBOR + 2.50 to 3.50%	(2)
Capital One Facility	100,000	82,921	LIBOR + 2.00 to 3.50%	(3)	50,000	32,160	LIBOR + 2.50% to 4.00%
Total	$450,000	$294,019			$308,725	$144,256

Warehouse Lines of Credit:
ASAP Line of Credit	$105,000	$-	LIBOR + 1.40% to 1.75%	no expiration	$-	$-	-
BAML Line of Credit	80,000	13,821	LIBOR + 1.60%	01/31/2014	-	-	-
Total	$185,000	$13,821			$-	$-

(1) The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, the facility is subject to two 12-month extension options.

(2) The margin can vary between 2.50% and 3.50% over the greater of LIBOR and 0.50%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of our wholly owned subsidiaries and the borrower under the Citibank Facility.

(3) The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan.

Warehouse Lines of Credit

ASAP Line of Credit

On August 25, 2009, ACRE Capital entered into a multifamily as soon as pooled (“ASAP”) sale agreement with Fannie Mae, which was assumed as part of the Acquisition.  As of September 30, 2013, the ASAP Line of Credit had a borrowing capacity of $105.0 million, with no expiration date.  Fannie Mae advances payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement.  The first installment is considered an advance to ACRE Capital from Fannie Mae and not a sale until the second advance and settlement is made. Installments received by ACRE Capital from Fannie Mae are financed on the Fannie Mae ASAP Line of Credit (the “ASAP Line of Credit”) which charges interest at a floating daily rate of LIBOR +140 with a floor of 1.75% and is secured by the origination loan.  As of September 30, 2013, there were no amounts outstanding under the ASAP Line of Credit.

BAML Line of Credit

As of September 30, 2013, ACRE Capital maintained a line of credit with Bank of America, N.A. (the “BAML Line of Credit”) of $80.0 million with a stated interest rate of Bank of America LIBOR Daily Floating Rate plus 1.60%.  The agreements governing the BAML Line of Credit were amended in June 2013 to extend the expiration date to January 31, 2014. For the three and nine months ended September 30, 2013, the Company incurred a commitment fee of $8 thousand. As of September 30, 2013, outstanding borrowings under this line were $13.8 million.

The BAML Line of Credit is collateralized by a first lien on ACRE Capital’s interest in the mortgage loans that it originates. Advances from the BAML Line of Credit cannot exceed 100% of the principal amounts of the mortgage loans originated by ACRE Capital and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the warehouse line of credit. The terms of the BAML Line of Credit require ACRE Capital to comply with various covenants, including a minimum tangible net worth requirement. As of September 30, 2013, ACRE Capital was in compliance in all material respects with the terms of the BAML Line of Credit.

2015 Convertible Notes

On December 19, 2012, we issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers’ exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012, or the “Indenture,” between us and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $2.1 million, were approximately $2.8 million. As of September 30, 2013 and December 31, 2012, the carrying value of the 2015 Convertible Notes was $67.7 million and $67.3 million, respectively.

The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was approximately 9.4% for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2013, the interest incurred on this indebtedness was $1.2 million and $3.6 million, respectively. The 2015 Convertible Notes will mature on December 15, 2015, or the “Maturity Date,” unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the 2015 Convertible Notes prior to the Maturity Date, except to the extent necessary to preserve our qualification as a REIT for U.S. federal income tax purposes.

Certain key terms related to the convertible features of the 2015 Convertible Notes are listed below.

2015
Convertible Notes
Conversion price	$18.65

Conversion rate (shares per one thousand
dollar principal amount) (1)	53.6107
Conversion date	June 15, 2015

(1) If certain corporate events occur prior to the Maturity Date, the conversion rate will be increased but will in no event exceed 61.6523 shares of common stock per $1,000 principal amount of 2015 Convertible Notes.

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

Capital Markets

In addition to borrowings, we will need to periodically raise additional capital to fund new investments. We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes. Among other things, in order to maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and, as a result, such distributions will not be available to fund investments. We may also seek to enhance the returns on our senior commercial mortgage loan investments, especially loan originations, through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization.

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

Income Taxes

We have elected and qualified for taxation as a REIT. As a result of our REIT qualification and our distribution policy, we do not generally pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any subsequent taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for our four subsequent taxable years. Even though we currently qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed REIT taxable income.

In connection with the Acquisition, we contributed the common units of ACRE Capital to ACRE Capital Holdings LLC. (“TRS Holdings”), a newly formed wholly-owned subsidiary of ours. An entity classification election to be taxed as a corporation and a TRS election were made with respect to TRS Holdings.  A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS.  Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing its qualification as a REIT.  A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income.  In addition, as a REIT, we also may be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its net taxable income in any taxable year, and that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our board of directors. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured funding agreements, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Recent Developments

On October 17, 2013, we made a $4.9 million preferred equity investment in connection with an acquisition of an apartment complex located in Houston, Texas.  At closing, the preferred equity of $4.9 million was fully funded.  The preferred equity has a dividend rate of LIBOR + 11.00% and a 36-month redemption period.

On November 5, 2013, our wholly owned indirect subsidiary, ACRC 2013-FL1 Depositor LLC (the “Depositor”), received commitments from investors for the purchase of approximately $395 million in principal balance of commercial-mortgage backed securities (“CMBS”). The commitments were made in connection with the offer and sale by the Depositor of approximately $494 million principal balance of commercial mortgage pass-through certificates (the “Certificates”), approximately $395 million principal balance of which was offered to third parties.  The Certificates will be backed by approximately $494 million outstanding principal balance of commercial and multifamily mortgage loans.  We expect to retain (either directly or through one of its wholly owned subsidiaries) approximately $99 million principal balance of the non-investment grade tranches of the Certificates that were not offered to investors.  The initial weighted average coupon of the Certificates offered to third parties is expected to be LIBOR plus 1.89%.  The securitization is scheduled to close on or about November 19, 2013.  The securitization is subject to customary closing conditions and, as a result, we can give no assurances that it will close.

On November 6, 2013, we originated a $15.3 million mezzanine loan collateralized by interests in a proposed mixed use development located in Long Island, New York.  At closing, the outstanding principal balance was approximately $4.3 million, with an additional $2.1 million funded on November 8, 2013.  The loan has a fixed interest rate of 11.5% and a term of three years.

On November 8, 2013, the agreements governing the Wells Fargo Facility were modified to incorporate specific funding requirements related to the loans backing the Certificates.

On November 13, 2013, the Company declared a cash dividend of $0.25 per common share for the fourth quarter of 2013. The fourth quarter 2013 dividend is payable on January 22, 2014 to common stockholders of record as of December 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during the period covered by this report in our Current Reports on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (1)
3.2	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (1)
10.1

Second Amendment to Master Loan and Security Agreement, dated as of July 12, 2013, among ACRC Lender C LLC, as borrow, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender (2)

10.2	Second Amended and Restated Note, dated as of July 12, 2013, among ACRC Lender C LLC, as borrower, and Citibank, N.A., as lender (2)
10.3	Second Amendment to Substitute Guaranty Agreement, dated as of July 12, 2013, among Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender (2)
10.4

Second Amendment to Master Revolving Line of Credit Agreement, dated July 26, 2013, among ACRC Lender One LLC, as borrower, Ares Commercial  Real Estate Corporation, as guarantor, and Capital One, National Association, as lender (3)

10.5

Letter Agreement re: Closing Statement Reference Date, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, The Alliant Company, LLC, a Florida limited liability company, and Alliant Inc., a Florida corporation (4)

10.6

Letter Agreement re: “Greenleaf at Broadway” Reimbursable Loss Loan, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, The Alliant Company, LLC, a Florida limited liability company, and Alliant Inc., a Florida corporation (4)

10.7	Registration Rights Agreement, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, Alliant Inc. and The Alliant Company, LLC*
10.8

Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of April 17, 2010, by and among EF&A Funding, L.L.C. (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto (5)

10.9

First Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of June 30, 2010, by and among EF&A Funding, L.L.C. (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto (5)

10.10

Second Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of June 30, 2011, by and among EF&A Funding, L.L.C (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto (5)

10.11

Third Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of June 20, 2012, by and among EF&A Funding, L.L.C. (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto (5)

10.12

Fourth Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of August 1, 2012, by and among EF&A Funding, L.L.C. (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto (5)

10.13

Fifth Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of June 28, 2013, by and among EF&A Funding, L.L.C. (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto (5)

10.14

Sixth Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of September 5, 2013, by and among ACRE Capital LLC, Bank of America, N.A., as Credit Agent, and the Lenders party thereto (4)

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

(1)         Incorporated by reference to Exhibits 3.1 and 3.2, as applicable, to the Company’s Registration Statement on Form S-8, filed on May 1, 2012.

(2)         Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Current Report on Form 8-K, filed on July 17, 2013.

(3)         Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 30, 2013.

(4)         Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Current Report on Form 8-K, filed on August 30, 2013.

(5)         Incorporated by reference to Exhibit 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 to the Company’s Current Report on Form 8-K, filed on September 6, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated: November 13, 2013	By	/s/ John B. Bartling, Jr.
John B. Bartling, Jr.
Co-Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2013	By	/s/ Todd Schuster
Todd Schuster
Co-Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2013	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer (Principal Financial and Accounting Officer)