Form 10-K
period 2013-12-31
Ares Commercial Real Estate Corp
filed 2014-03-17
CIK 1529377

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-35517

ARES COMMERCIAL REAL ESTATE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	45-3148087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One North Wacker Drive, 48th Floor, Chicago, IL 60606 (Address of principal executive offices) (Zip Code)
(312) 252-7500 (Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2013, based on the closing price on that date of $12.81 on the New York Stock Exchange, was approximately $322,796,077. As of March 14, 2014, there were 28,555,250 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

        Some of the statements contained in this annual report constitute forward- looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation ("ACRE" and, together with its consolidated subsidiaries, the "Company," "we," "us" and "our"). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

  •
  our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes, or "REIT";

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

  •
  our ability to integrate ACRE Capital LLC into our business and achieve the benefits we anticipate from our acquisition of ACRE Capital LLC;

  •
  availability of qualified personnel;

  •
  estimates relating to our ability to make distributions to our stockholders in the future;

  •
  our understanding of our competition;

  •
  market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

  •
  the future of U.S. Government-sponsored entities.

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

PART I

Item 1.    Business

        The following description of the business of Ares Commercial Real Estate Corporation should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2013. We refer to Ares Commercial Real Estate Corporation ("ACRE") together with our subsidiaries as "we," "us," "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our "Manager" or "ACREM" and the parent company of our Manager, Ares Management LLC, together with our consolidated subsidiaries (other than us), as "Ares Management."

GENERAL

        We are a specialty finance company that is primarily focused on directly originating, managing and servicing a diversified portfolio of commercial real estate ("CRE") debt-related investments for our own account. Our target investments include senior loans, bridge loans, subordinated mortgages and B-Notes, preferred equity and other CRE-related investments. Through our Manager, we have investment professionals strategically located across the nation who directly source new loan opportunities for us with owners, operators and sponsors of CRE properties. We generally hold our loans for investment and earn interest and interest-related income. This is our primary business segment, referred to as the principal lending business.

        We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital LLC ("ACRE Capital"), which we believe is complementary to our principal lending business. In this business segment, we directly originate long-term senior loans collateralized by multifamily and senior-living properties and sell them to third parties pursuant to government and government-sponsored entity ("GSE") programs. While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as mortgage servicing rights ("MSRs") and receive fees for providing such service during the life of the loans which generally last ten years or more.

        Because we operate both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties), we can offer a wider array of financing solutions to our customers, including (i) short and long-term loans ranging from one to ten (or more) years, (ii) bridge and permanent loans, (iii) floating and fixed rate loans, and (iv) loans collateralized by development, value-add (or transitional) and stabilized properties. We also have the flexibility to provide a combination of solutions to our customers, including instances where our principal lending business provides a short-term, bridge loan to an owner of multifamily properties while our mortgage banking business seeks long-term permanent financing for the same customer. This provides us the opportunity to offer a customer an efficient "one stop" financial product and at the same time earn revenues at multiple times in the relationship with the customer. First, we earn interest and interest-related income while holding the short term bridge loan. Second, we earn origination fees and sale premiums when we provide permanent financing and sell the loans under GSE programs. And, third, we earn servicing fees from MSRs that we retain on the permanent loans.

        We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering (the "IPO") in May 2012. We are externally managed by our Manager, a wholly owned subsidiary of Ares Management, a global alternative asset manager and a Securities and Exchange Commission ("SEC") registered investment adviser, pursuant to the terms of a management agreement.

        From the commencement of our operations, we have been focused on our principal lending business. Our loans, referred to as our "principal lending target investments," are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior living and other commercial real estate properties, or by ownership interests therein and include: (a) "transitional senior" mortgage loans, (b) "stretch senior" mortgage loans, (c) "bridge financing" mortgage loans that provide short-term financing to borrowers ranging from six to 24 months in term. Bridge loans may be used to provide financing to borrowers seeking GSE permanent loans while they work through the application process or in the event the underlying properties need additional time to stabilize before locking in long-term debt, (d) subordinated real estate loans such as B-Notes, mezzanine loans, certain rated tranches of securitizations and (e) other select CRE debt and preferred equity investments. "Transitional senior" mortgage loans provide strategic, flexible, short-term financing solutions for owners of transitional CRE middle-market assets that are the subject of a business plan that is expected to enhance the value of the property. "Stretch senior" mortgage loans provide flexible "one stop" financing for owners of CRE middle-market assets that are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows. These mortgage loans typically have higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans provided by banks, insurance companies and other CRE lenders and are generally non-recourse to the borrower (as compared to conventional mortgage loans, which are often with partial or full recourse to the borrower).

        On August 30, 2013, we commenced our complementary mortgage banking business by acquiring all of the outstanding common units of EF&A Funding, L.L.C., d/b/a Alliant Capital LLC, a Michigan limited liability company (the "Acquisition"), which we renamed ACRE Capital LLC ("ACRE Capital") at closing. We paid approximately $53.4 million in cash, subject to adjustment, and issued 588,235 shares of our common stock in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") as consideration for the Acquisition. The transaction was accounted for as a business combination under Financial Accounting Standards Board ("FASB") Accounting Standard Codification "(ASC") Topic 805, Business Combinations ("ASC 805"). In the mortgage banking and servicing business segment, we directly originate and sell loans with a focus on lending for multifamily and senior-living properties under GSE programs while retaining MSRs.

        We have elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT.

        In connection with the Acquisition, we created a wholly owned subsidiary, ACRE Capital Holdings LLC ("TRS Holdings"), to hold the common units of ACRE Capital. An entity classification election to be taxed as a corporation and a taxable REIT subsidiary ("TRS") election were made with respect to TRS Holdings. In addition, in December 2013, we formed a new wholly owned subsidiary, ACRC Lender W TRS LLC ("ACRC TRS"), for which an entity classification election to be taxed as a corporation and a TRS election were made, in order to issue and hold certain loans intended for sale. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by we without jeopardizing our qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on our taxable income. In addition, as a REIT, we also may be subject to a 100% excise tax on certain transactions between it and our TRS that are not conducted on an arm's-length basis.

Our Investment Strategy

        In our principal lending business, we target borrowers whose capital needs are not being suitably met in the conventional bank market by offering customized financing solutions. We implement a strategy focused on direct origination combined with experienced portfolio management. We believe the availability of the customized capital we provide in the CRE middle-market is limited and we continue to find increasing demand from borrowers and sponsors for customized solutions in this segment of the market. We act as a single "one stop" source of financing for our customers through our customized financing solutions.

Target Assets

        Our target investments in the principal lending business include transitional senior mortgage loans, stretch senior mortgage loans, bridge loans, subordinated real estate loans and other select CRE debt and preferred equity investments. In the case of bridge loans, with respect to multifamily properties, we may seek to provide interim-financing to borrowers prior to or while they are pursuing long-term, permanent financing through our mortgage banking business under various GSE programs.

Commercial Real Estate Loans

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

Other CRE Debt and Preferred Equity Investments

        To a lesser extent, we invest in other loans and securities, subject to maintaining our qualification as a REIT, including but not limited to loans to real estate or hospitality companies, debtor-in-possession loans, preferred equity and selected other income producing equity investments, such as triple net lease equity.

Direct Origination

        We generally source new investments through our national direct origination platform consisting of more than 15 offices across the United States. We also seek to make investments in Europe through our Manager, which has offices in major cities across Europe. Direct origination allows us to:

  •
  take a more active role in underwriting and structuring investments;

  •
  have direct access to our customers' management teams and enhance our due diligence process;

  •
  have meaningful input into our customers' pro forma capital structures;

  •
  actively participate in negotiating transaction pricing and terms; and

  •
  generate structuring and origination fees.

        Our direct origination strategy gives us the flexibility to originate a broad and flexible product that meets the specific needs of our customers and drives portfolio composition in response to changing market conditions. Our Manager will opportunistically adjust our asset allocation, with the proportion and types of investments changing over time depending on our Manager's views on, among other things, the then-existing economic and credit environment. Based on current market conditions, we expect that, like our current investment portfolio, the majority of our investments will be senior mortgage loans secured by cash-flowing properties located in the United States and directly originated by us. These investments will typically pay interest at rates that are determined periodically on the basis of a floating base lending rate (primarily LIBOR plus a premium) and generally have an initial three-year term followed by extension options and an expected duration between one and five years.

Opportunistic Strategy

        In pursuing investment opportunities with attractive risk-reward profiles, our Manager incorporates our views of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting. Our Manager's underwriting standards center on the creditworthiness of the borrower and the underlying sponsor of a given asset, with particular focus on an asset's business plan, competitive positioning within the market, existing capital structure and potential exit opportunities. All investment decisions are made so that we maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended, or the "1940 Act."

        In addition, as part of our investment strategy, we may from time to time engage in discussions with counterparties with respect to various potential strategic acquisition and investment transactions, including potential acquisitions of other finance companies or loan portfolios. In connection with evaluating potential strategic acquisition and investment transactions, we may incur significant expenses for the evaluation and due diligence investigation of any potential transaction.

        Our investment strategy may be amended from time to time without the approval of our stockholders, if recommended by our Manager and approved by our board of directors. We expect to disclose any material changes to our investment strategy in the periodic quarterly and annual reports that we will file with the SEC.

Mortgage Banking Business

        Through ACRE Capital we operate our mortgage banking business under a combination of programs, including the Federal National Mortgage Association ("Fannie Mae"), the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Administration ("FHA"), a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, "HUD"). ACRE Capital is approved as a Delegated Underwriting and Servicing ("DUS") lender to

Fannie Mae, a Multifamily Accelerated Processing ("MAP") and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. In this segment, we utilize such platforms to originate and service multifamily residential mortgage loans, senior housing and healthcare facilities (our "mortgage and servicing target investments" and, together with our principal lending target investments, our "target investments"). Unlike the loans in our principal lending business, we generally only hold the loans we generate in the mortgage banking business for approximately 30 days, while retaining the MSRs.

Our Manager and Ares Management

        We are externally managed and advised by our Manager, a SEC registered investment adviser, pursuant to the terms of a management agreement dated April 25, 2012 between us and our Manager. Our Manager is responsible for administering our business activities and day-to-day operations and providing us our executive management team, principal investment team and appropriate support personnel. Pursuant to the management agreement, our Manager is entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to our equity incentive plan that was adopted on April 23, 2012, or the "2012 Equity Incentive Plan" and a termination fee, if applicable.

        Our Manager is an affiliate of Ares Management, a global alternative asset manager and SEC registered investment adviser founded in 1997. As of December 31, 2013, Ares Management had approximately 790 employees in over a dozen offices worldwide, including over 300 investment professionals with significant experience in CRE, private debt, capital markets, private equity, trading and research. We believe that the significant experience of our Manager's and Ares Management's investment professionals, our Manager's background in developing customized financing solutions for CRE middle-market borrowers and our Manager's efficient and comprehensive credit underwriting process position us to be a preferred lender for borrowers seeking flexible CRE middle-market financing. As of December 31, 2013, Ares Management managed approximately $74 billion of assets under management ("AUM")(1) on behalf of large pension funds, banks, insurance companies, endowments, public institutional and retail investors and certain high net worth individuals.

        The following chart shows the structure and various investment strategies of Ares Management as of December 31, 2013:

(1)
AUM refers to the assets of the funds, alternative asset companies and other entities and accounts that are managed or co-managed by Ares Management. It also includes funds managed by Ivy Hill Asset Management, L.P. It includes drawn and undrawn amounts, including certain amounts that are subject to regulatory leverage restrictions and/or borrowing base restrictions. AUM amounts are as of December 31, 2013 and are unaudited. Certain amounts are preliminary and remain subject to change, and differences may arise due to rounding.

        Ares Management is organized around four primary investment platforms: Tradable Credit, Direct Lending, Private Equity and Real Estate. Ares' senior partners have been working together as a group for many years and have an average of over 26 years of experience in leveraged finance, private equity, distressed debt, real estate, investment banking and capital markets. They are backed by a team of over 300 investment professionals, which as of December 31, 2013, covered investments in more than 1,000 companies and more than 300 properties across over 30 industries. We believe that our Manager's access to the insights of Ares Management's investment professionals in the Tradable Credit, Direct Lending, Private Equity and Real Estate Groups provides us with a breadth of market knowledge that differentiates us from many of our competitors. Our Manager has adopted Ares Management's rigorous investment process that is based upon an intensive, independent financial analysis, with a focus on preservation of capital, diversification and active portfolio management.

        As of December 31, 2013, the Ares Management Real Estate Group (of which our Manager is a part), had approximately $9 billion of total AUM in CRE-related investments and an origination, investment and portfolio management team consisting of approximately 80 experienced investment professionals and approximately 60 administrative professionals, including legal and finance professionals. AUM refers to the assets of the Real Estate Group's funds. The Real Estate Group's AUM represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). This team is led by senior investment professionals that have significant experience directly originating, underwriting, financing, and managing CRE middle-market loans and other CRE-related assets throughout various market cycles, including the severe economic downturn that began in 2007. For a more detailed discussion on how the current economic conditions may impact us, see "Risk Factors—Risks Related to Our Investments—A prolonged economic slowdown, a lengthy or severe recession or further declines in real estate values could impair our investments and ACRE Capital's MSRs and harm our operations."

        Our Manager also works closely with other investment professionals in the Ares Management Direct Lending Group, which as of December 31, 2013, had approximately $27 billion of total AUM. The Ares Management Direct Lending Group, which includes an origination, investment and portfolio management team of approximately 120 U.S.-based investment professionals focused on investments in the "corporate middle-market," which the Ares Management Direct Lending Group defines as companies with annual earnings before interest, tax, depreciation and amortization, or EBITDA, between $10 million and $250 million. The Ares Management Direct Lending Group primarily focuses on the direct origination of non-syndicated first and second lien senior secured loans and mezzanine debt in the corporate middle-market. The Ares Management Direct Lending Group also manages Ares Capital Corporation, a publicly traded specialty finance company with approximately $8.1 billion of total assets as of December 31, 2013. We expect to leverage the Ares Management Direct Lending Group's skill and experience managing a public company and Ares Management's investor and lender relationships as we operate the Company and increase scale.

MARKET OPPORTUNITY

        We believe that our target investments currently present attractive risk-adjusted return profiles. Following a dramatic decline in CRE lending in 2008 and 2009, debt capital has become more readily available for select stabilized, high quality assets in certain locations such as gateway cities, but remains limited for many other types of properties. For example, we currently anticipate a high demand for customized debt financing from borrowers or sponsors who are looking to purchase a property and implement a business plan to enhance the value of the property.

        We believe that as a result of the aforementioned economic downturn and the subsequent banking regulatory reform, a number of lenders and finance companies who traditionally served the CRE middle-market are burdened with legacy portfolio issues, balance sheet constraints or have otherwise exited the market. We believe that this decreased competition will create a favorable investment environment for the foreseeable future.

COMPETITIVE ADVANTAGES

        We believe that we have the following competitive advantages in originating and acquiring assets for our investment portfolio:

The Ares Management Platform

        We benefit from Ares Management's extensive credit-focused culture and investment platform, which have contributed to its reputation as a leading corporate credit manager. We believe Ares Management's existing investment platform provides us with extensive access to capital markets relationships, deal flow and an established investment evaluation process, as well as in-depth market information, company knowledge and industry insight that benefits our investment and due diligence process. Furthermore, in sourcing and analyzing our investments, we benefit from access to Ares Management's substantial portfolio of investments in over 1,000 companies across over 30 industries and its extensive network of relationships with middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares Management has long-term relationships. We also benefit from Ares Management's experience managing a public company and its well-developed infrastructure as we operate the Company and increase scale.

Seasoned Management Team with Significant Real Estate Experience

        Our Manager's senior investment professionals have extensive experience investing in and financing CRE across market cycles over the last two decades. In particular, our senior investment professionals have substantial experience in the direct origination, structuring and ownership of investments to provide attractive returns without exposing investors to an inappropriate level of risk. Over the course of their careers such individuals have been part of teams that have invested, owned or managed over $15 billion of CRE investments. Our senior management team also has significant experience operating and building public and private companies, including real estate and specialty finance companies, and has demonstrated its ability to obtain access to public and private credit and equity capital throughout various market cycles.

National Direct Origination Platform

        Our Manager employs a nationwide team of senior investment professionals who have an average of approximately 20 years in the origination and credit underwriting of CRE loans. We believe having a network of experienced personnel in key local markets such as Dallas, Chicago, New York and Los Angeles enhances our focus on fundamental market and credit analyses that emphasize current and sustainable cash flows. We believe this insight, together with the deal flow to be provided by such originators, enables us to originate loans with proper risk-adjusted return profiles. We also believe our national platform of originators helps us maintain relationships with our borrowers and their sponsors, which can lead to future or repeat business.

Established Portfolio Management Functions

        Our Manager currently acts as portfolio manager for a portfolio of CRE-related investments, including senior and subordinated loans, and the Ares Management Real Estate Group, of which our

Manager is a part, had approximately $9 billion of total AUM as of December 31, 2013. These portfolio management activities include primary and special servicing functions performed by a team of experienced professionals through our Manager's servicer, which is a Standard & Poor's-rated commercial primary servicer and commercial special servicer that is included on Standard & Poor's Select Servicer List. Our Manager actively monitors and manages our investments from origination to payment or maturity. Our Manager's active portfolio management, which includes the use of its special servicing subsidiary, allows it to assess and manage the risk in our portfolio more accurately, build and maintain strong relationships with borrowers and their sponsors, control costs and ensure operational control over our investments.

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

OUR INVESTMENT PORTFOLIO

        As of December 31, 2013, in its investment portfolio, the Company had originated or co-originated 33 loans secured by CRE middle-market properties, excluding three loans that were repaid during the year ended December 31, 2013. The aggregate originated commitment under these loans at closing was approximately $1.1 billion and outstanding principal was $965.4 million as of December 31, 2013. During the year ended December 31, 2013, the Company funded approximately $675.6 million and received repayments of $66.9 million on its net $965.4 million of outstanding principal as described in more detail in the table below. Such investments are referred to herein as the Company's investment portfolio. The following table presents an overview of the investment portfolio in our principal lending business, based on information available as of December 31, 2013. References to LIBOR or "L" are to 30-day LIBOR (unless otherwise specifically stated).

	December 31, 2013
$ in thousands	Carrying Amount(1)	Outstanding Principal(1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield	Weighted Average Remaining Life (Years)
Senior mortgage loans	$867,578	$873,781	5.1%	5.6%	2.4
Subordinated and mezzanine loans	90,917	91,655	9.8%	10.2%	3.6

Total	$958,495	$965,436	5.5%	6.0%	2.5

(1)
The difference between the carrying amount and the outstanding principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

        In addition to the $958.5 million of loans held for investment, the Company also has $84.8 million and $4.5 million of loans held for sale in its principal lending business and mortgage banking business, respectively. The loan held for sale in its principal lending business is held in ACRC TRS.

OUR FINANCING STRATEGY

        Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse, repurchase facilities and structuring of senior and mezzanine loans and (d) public offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us.

Funding Agreements

        We borrow funds under the Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the ASAP Line of Credit and the BAML Line of Credit (collectively, the "Funding Agreements").

Wells Fargo Facility

        We are party to a $225.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association, or the "Wells Fargo Facility," pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans, A-Notes, mezzanine loans and pari passu senior participations in mortgage loans, subject to available collateral. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30-day LIBOR- plus (ii) a pricing margin range of 2.00% - 2.50%. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of December 31, 2013 and 2012, the outstanding balance on the Wells Fargo Facility was $166.9 million and $98.2 million, respectively.

        The Wells Fargo Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to total assets of not more than 75%, (g) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12 month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (h) maintaining a tangible net worth of at least the sum of (1) 80% of our tangible net worth as of May 22, 2012, plus (2) 80% of the net proceeds raised in all future equity issuances by us, and (i) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, we may be required to repay certain amounts under the Wells Fargo Facility. On November 8, 2013, the Wells Fargo Facility was modified to allow for pari passu senior participations in mortgage loans as eligible collateral, among other things. On December 20, 2013, the Wells Fargo Facility was modified to allow for mezzanine loan collateral under certain circumstances, among other things.

Citibank Facility

        We are party to a $125.0 million secured revolving funding facility arranged by Citibank, N.A., or the "Citibank Facility," pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. Under the Citibank Facility, we borrow funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by us. Advances under the Citibank Facility accrue interest at a per annum rate based on 30-day LIBOR. The margin can vary between 2.25% and 2.75% over the greater of LIBOR and 0.5%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of our wholly owned subsidiaries and the borrower under the Citibank Facility. The maturity date of the Citibank Facility is July 2, 2018. As of December 31, 2013 and 2012, the outstanding balance on the Citibank Facility was $97.5 million and $13.9 million, respectively.

        The Citibank Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of our tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by us, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of our recourse indebtedness, not to exceed $10.0 million (provided that in the event our total liquidity equals or exceeds $5.0 million, we may satisfy the difference between the minimum total liquidity requirement and our total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding twelve month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, and (d) if our average debt yield across the portfolio of assets that are financed with the Citibank Facility falls below certain thresholds, we may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits us from amending the management agreement with our Manager in any material respect without the prior consent of the lender.

Capital One Facility

        We are party to a $100.0 million secured revolving funding facility with Capital One, National Association, or the "Capital One Facility," pursuant to which we borrow funds to finance qualifying senior commercial mortgage loans, subject to available collateral. Under the Capital One Facility, we borrow funds on a revolving basis in the form of individual loans evidenced by individual notes. Each individual loan is secured by an underlying loan originated by us. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to the sum of (i) 30-day LIBOR, plus (ii) a spread ranging between 2.00% and 3.50%. We may request individual loans under the Capital One Facility through and including May 18, 2015, subject to successive 12-month extension options at the lender's discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of December 31, 2012, the outstanding balance on the Capital One Facility was $32.2 million. As of December 31, 2013, there was no outstanding balance under the Capital One Facility.

        The Capital One Facility contains various affirmative and negative covenants applicable to us and certain of our subsidiaries, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company's tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA, as defined, to fixed charges) for the immediately preceding 12 month period ending on the last date of the applicable reporting period to be at least 1.25 to 1. Effective September 27, 2012, the agreements governing the Capital One Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to us as guarantor would start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which we reported "Loans held for investment" in excess of $200.0 million on our quarterly consolidated balance sheet. Because we reported "Loans held for investment" in excess of $200.0 million as of December 31, 2012, we are required to test the minimum fixed charge coverage ratio beginning with the quarter ended March 31, 2013.

Warehouse Lines of Credit

ASAP Line of Credit

        On August 25, 2009, ACRE Capital entered into a multifamily as soon as pooled ("ASAP") sale agreement with Fannie Mae, which was assumed as part of the Acquisition. As of December 31, 2013, the Fannie Mae ASAP Line of Credit (the "ASAP Line of Credit") had a borrowing capacity of $105.0 million with no expiration date. Fannie Mae advances payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement. The first installment is considered an advance to ACRE Capital from Fannie Mae and not a sale until the second advance and settlement is made. Installments received by ACRE Capital from Fannie Mae are financed on the ASAP Line of Credit, which charges interest at a floating daily rate of 30-day LIBOR+1.40% with a floor of 1.75% and is secured by the underlying originated loan. As of December 31, 2013, there was no outstanding balance under the ASAP Line of Credit.

BAML Line of Credit

        As of December 31, 2013, ACRE Capital maintained a line of credit with Bank of America, N.A. (the "BAML Line of Credit") of $80.0 million with a stated interest rate of Bank of America LIBOR Daily Floating Rate plus 1.60%. The BAML Line of Credit was assumed as part of the Acquisition. The agreement governing the BAML Line of Credit was amended in January 2014 to extend the maturity date to April 1, 2014. For the year ended December 31, 2013, the Company incurred a non-utilization fee of $26 thousand. As of December 31, 2013, there was no outstanding balance under the BAML Line of Credit.

2015 Convertible Notes

        We have outstanding $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015, or the "2015 Convertible Notes," the terms of which are governed by an Indenture, dated December 19, 2012, or the "Indenture," between us and U.S. Bank National Association, as trustee. As of December 31, 2013 and 2012, the carrying value of the 2015 Convertible Notes was $67.8 million and $67.3 million, respectively. The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was approximately 9.4% for the years ended December 31, 2013 and 2012. The 2015 Convertible Notes will mature on December 15, 2015, or the "Maturity Date," unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the 2015 Convertible Notes prior to the Maturity Date, except to the extent necessary to preserve our qualification as a REIT for U.S. federal income tax purposes.

        For more information about our 2015 Convertible Notes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2015 Convertible Notes."

Commercial Mortgage-Backed Securitization

        As of December 31, 2013, we had approximately $395.0 million of Offered Certificates (defined below) outstanding, which were issued in a commercial mortgage-backed securitization effected by ACRC 2013-FL1 Depositor LLC (the "Depositor"), our wholly owned subsidiary, in November 2013. In connection with the securitization, the Depositor entered into a Pooling and Servicing Agreement (the

"Pooling and Servicing Agreement") with Wells Fargo Bank, National Association, as master servicer, Ares Commercial Real Estate Servicer LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor, in connection with forming ACRE Commercial Mortgage Trust 2013-FL1 (the "Trust"). The Pooling and Servicing Agreement governs the issuance of approximately $493.8 million aggregate principal balance commercial mortgage pass-through certificates (the "Certificates"). In connection with the securitization, the Depositor contributed to the Trust a pool of 18 adjustable rate participation interests in commercial mortgage loans secured by 27 commercial properties, which loans were originated or co-originated by us or our subsidiaries. The Certificates represent, in the aggregate, the entire beneficial ownership interest in, and the obligations of, the Trust.

        In connection with the securitization, we offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the "Offered Certificates) to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act. In addition, a wholly owned subsidiary of ours retained approximately $98.8 million of the Certificates. The weighted average coupon of the Offered Certificates as of December 31, 2013 was LIBOR plus 1.89%.

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

Capital Markets

        Subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we may seek to raise further equity capital and issue debt securities in order to fund our future investments. For example, we may seek to enhance the returns on our senior commercial mortgage loan investments, especially loan originations, through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a "sale" and the loans will be removed from our balance sheet or as a "financing" and will be classified as "securitized loans" on our balance sheet, depending upon the structure of the securitization.

LEVERAGE POLICIES

        We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager's assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

PRINCIPAL LENDING INVESTMENT PROCESS

        Our investment strategy is implemented through a rigorous credit-oriented evaluation, underwriting, investment and portfolio management process.

Origination

        Our Manager identifies investment opportunities through its extensive network of relationships within the real estate and finance industries. In addition, our Manager may establish strategic alliances with third parties in order to enhance our access to opportunities. The efforts and sourcing relationships of our Manager's dedicated team of real estate investment professionals are complemented by those across all of Ares Management's broader team of investment professionals. Given Ares Management's long-term experience in the real estate and finance sectors, strong relationships exist with public and private real estate owners, investors, developers and operators with expertise across all real estate asset classes, as well as key intermediaries such as mortgage banker/brokerage firms, commercial banks, investment banks and commercial loan servicers. We believe these long-term relationships dramatically enhance our access to investment opportunities and improve the scale and scope of our loan origination efforts. Our Manager is focused on originating, evaluating, structuring, closing and investing in and managing customized short term floating rate CRE loans and long term fixed rate CRE loans.

Initial Screening

        As soon as a potential investment opportunity arises, our Manager's investment team performs an initial credit analysis, including a quantitative and qualitative assessment of the investment, as well as research on the market and sponsor, to determine whether our Manager believes that it is beneficial to pursue the potential investment. Our Manager evaluates each investment opportunity based on its experience and expected risk-adjusted return relative to other comparable investment opportunities available to us in the market. Additionally, the investment is screened by our Manager to determine its impact on maintaining our REIT qualification and our exemption from registration under the 1940 Act. Prior to making an investment decision, our Manager determines whether an investment will cause the portfolio to be too heavily weighted to any specific borrower, asset class, or geographic location. In addition, as part of our initial consideration of each asset, we apply our proprietary loan pricing methodology, which incorporates inputs from different parts of the CRE lending market, including banks, commercial mortgage backed securities, or "CMBS," and our competitive landscape in both primary and secondary markets. The loan pricing methodology takes into account our dynamic cost of capital and is based on our view of the credit risk as well as the leverage level and yield to debt of each individual loan within each property and product type. Once the initial analysis is complete and the Manager determines to pursue an investment, the investment team will proceed to enter into a term sheet and will prepare an "Early Read Memo" for review by certain senior executives of our Manager, who will review and discuss the investment to determine (i) whether it fits within the investment strategy, (ii) whether it exhibits the appropriate risk/reward characteristics, and (iii) whether to continue to pursue the investment or to pass on the investment.

Underwriting/Due Diligence/Documentation

        Our Manager employs a value-driven approach to underwriting and due diligence, consistent with the historic experience of our Manager's real estate investment professionals and Ares Management's historical investment strategy. Our Manager employs a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment, with specific reference to the strength of the transaction sponsor(s), the underlying real estate and the structure of the investment. Detailed financial modeling and analysis is used to assess the cash flow and debt service coverage characteristics of the properties as well as interest rate and prepayment analysis. Our focus is on current cash flows and potential risks to cash flow such as those associated with tenant credit quality, lease maturities, reversion to market level rental rates, vacancy and expenses. Cash flow analysis and market comparables are used to determine the current and projected stabilized value of the underlying collateral, assess the capacity to repay upon maturity either through a refinance or sale of the asset, as well as understand sensitivities to various potential changes in asset performance, market fundamentals and real estate capital markets. Our Manager performs extensive property and market-level due diligence, including, where appropriate, a competitive analysis, tenant profile and credit reviews, delinquency and default rates, market and industry research, supply and demand trends, shape of yield curves, recovery of various sectors and due diligence on the borrower and its sponsor(s), including meeting with the borrower's and sponsor's respective management teams, checking management's backgrounds and references and analyzing the governance structure of the borrower. The market research incorporates analysis of demographics, key fundamentals such as employment growth and population growth, comparable transactions and the competitive landscape, as well as an investigation into any legal risks. Our Manager's underwriting focus is also on understanding the broader capital structure of the transaction and ensuring that we have the appropriate controls and rights within the prospective investment. Our Manager visits the property, tours the market in which the property is located, reviews the borrower and sponsor(s) experience and capabilities in managing the collateral and executing the specific business plan. In the event that our Manager is considering the acquisition of CMBS, our Manager will undertake an extensive analysis of the underlying loans and careful review of the bond terms and conditions. Members of our Manager's investment team, along with outside legal counsel, complete legal due diligence (including title and insurance review) and document each investment. Our Manager may, as appropriate, engage third party advisors and/or consultants to conduct an engineering and environmental review of the collateral and provide a property condition report, Phase I environmental assessment and appraisal.

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

Final Investment Committee Approval

        Upon completion of due diligence, the investment team will formally present the investment opportunity to our Manager's Investment Committee. Our Manager's Investment Committee is comprised of senior professionals from Ares Management and executive officers of our Manager. All principal lending investments made by us require approval by a majority of the members of our Manager's Investment Committee, although unanimous consent is sought in each case. Our Manager's Investment Committee meets regularly to evaluate potential investments and review material modifications to our investment portfolio. Additionally, the members of our Manager's Investment Committee are available to guide our Manager's investment professionals throughout their evaluation, underwriting and structuring of prospective investments. Generally, the investment team is responsible for presenting to our Manager's Investment Committee a credit memorandum on the investment opportunity that provides an in-depth overview of the collateral, borrower, due diligence conducted, key financial metrics and analyses, as well as investment considerations and the risks and their mitigants.

Investment Guidelines

        We currently adhere to the following investment guidelines:

  •
  our investments will be in our target investments;

  •
  no investment will be made that would cause us to fail to qualify as a REIT;

  •
  no investment will be made that would cause us or any of our subsidiaries to be required to be registered as an investment company under the 1940 Act;

  •
  pending indication of appropriate investments in our target investments, our Manager may invest our available cash in interest-bearing, short-term investments, including money market accounts or funds, CMBS or corporate bonds, that are consistent with maintaining our qualification as a REIT; and

  •
  all investments require the approval of our Manager's Investment Committee.

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

        We do not have a formal portfolio turnover policy, and currently do not intend to adopt one. Subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we currently expect that we will typically hold assets that we originate or acquire for between two and ten years. However, in order to maximize returns and manage portfolio risk while remaining opportunistic, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset.

MORTGAGE BANKING INVESTMENT PROCESS

        The team within ACRE Capital identifies investment opportunities through their origination team. The ACRE Capital team underwrites investments pursuant to Fannie Mae or HUD standards, as applicable. Investments are approved by a committee comprised of senior management within ACRE Capital, with certain senior executives of our Manager providing guidance and advice, particularly with respect to investments in excess of $15 million.

RISK MANAGEMENT

        As part of our risk management strategy, our Manager closely monitors our portfolio and actively manages the financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a debt investment to changes in interest rates) risks associated with holding a portfolio of our target investments.

Portfolio Management

        We recognize the importance of active portfolio management in successful investing. Our Manager's portfolio management activities provide not only investment oversight, but also critical input into the origination and acquisition process. Upon closing a principal investment, our Manager immediately begins proactively managing the asset, including detailed compliance monitoring, regular communications with borrowers and sponsors and periodic property visits depending on the circumstances. Our Manager's portfolio management team has significant prior experience in all aspects of primary and special servicing of CRE investments, as evidenced by the rating by Standard & Poor's of our Manager's servicing subsidiary as a commercial primary servicer and commercial special servicer that is included on Standard & Poor's Select Servicer List. We believe that having the primary and special servicing functions performed for us by our Manager enhances our portfolio performance by helping us control costs and ensure operational control over investments. As part of the risk management process, our Manager implements portfolio monitoring, loan servicing, finance and accounting procedures.

        Our portfolio management process focuses on actively monitoring and managing an investment from origination to payment or maturity. Our proactive approach to portfolio management includes a risk rating system based on a uniform set of criteria, review of monthly property statements, active compliance monitoring, regular communications with borrowers and sponsors, monitoring the financial performance of the collateral, periodic property visits, monitoring cash management and reserve accounts and monthly joint meetings to review the performance of each investment. If securities are acquired, in the form of CMBS or corporate bank loans or bonds, our Manager is responsible for interacting with the servicer and/or trustee and reviewing in detail the monthly reports from the issuer. With respect to CMBS, if an investment underperforms the borrower's business plan, our Manager may access the loan servicer's portfolio management capabilities and will also be able to capitalize on Ares Management's experience in distressed credit and restructurings. Any material loan modification or amendment to a security requires the approval of our Manager's Investment Committee. We believe our proactive and regular portfolio management approach allows us to more accurately assess and manage the risk in our portfolio, and to build and maintain strong relationships with borrowers and their sponsors. We can provide no assurances that we will be successful in identifying or managing all of the risks associated with originating, acquiring, holding or disposing of a particular asset or that we will not realize losses on certain assets. The team within ACRE Capital similarly monitors and manages the risks in ACRE Capital's portfolio. See also "Investment Guidelines" above.

Interest Rate Hedging

        Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate management techniques that seek, on the one hand to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets, and on the other hand help us achieve our risk management objectives. Under the U.S. federal income tax laws applicable to REITs, we generally are able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to originate, acquire or carry real estate assets, although our total gross income from interest rate hedges that do not meet certain requirements applicable to REITs under the Code and other non-qualifying income generally must not exceed 5% of our gross income as calculated for U.S. federal income tax purposes.

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

        The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a TRS that is fully subject to U.S. federal corporate income taxation.

Currency Hedging

        Subject to maintaining our qualification as a REIT, we may from time to time engage in hedging transactions that seek to mitigate the effects of fluctuations in currencies and their effect on our cash flows. These hedging transactions could take a variety of forms, including currency swaps or cap agreements, options, futures contracts, forward rate or currency agreements or similar financial instruments. We may employ foreign currency risk management strategies, including the use of, among others, currency hedges. We can provide no assurances, however, that our efforts to manage foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio.

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

OPERATING AND REGULATORY STRUCTURE

REIT Qualification

        We have elected and qualified for taxation as a REIT. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT, and that our manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT.

        As long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. If we fail to continue to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates beginning with the year in which we failed to qualify and may be precluded from being able to elect to be treated as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Even though we currently qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed REIT taxable income.

        In connection with the Acquisition, we contributed the common units of ACRE Capital to TRS Holdings, a wholly owned subsidiary of ours. An entity classification election to be taxed as a corporation and a TRS election were made with respect to TRS Holdings. In addition, in December 2013, we formed a new wholly owned subsidiary, ACRC TRS, for which an entity classification election to be taxed as a corporation and a TRS election were made, in order to issue and hold certain loans intended for sale. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, we also may be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm's-length basis.

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

        We are organized as a holding company that conducts its businesses primarily through wholly owned subsidiaries. We intend to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of "investment securities." As such, the securities issued by any wholly owned or majority-owned subsidiaries that we may form in the future that are exempted from the definition of "investment company" based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

        If the value of securities issued by our subsidiaries that are exempted from the definition of "investment company" by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exemption from the 1940 Act, we could, among other things, be required to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

        We expect that certain of our subsidiaries that we may form in the future will rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged" in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exemption generally requires that at least 55% of these subsidiaries' assets comprise qualifying real estate assets and that at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. Specifically, we expect each of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in mortgage loans, certain mezzanine loans and B-Notes and other interests in real estate that constitute qualifying real estate assets in accordance with SEC staff guidance, and approximately an additional 25% of its assets in other types of mortgages, securities of REITs and other real estate-related assets. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. The SEC has published only limited guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exemption. Unless we receive further guidance from the SEC or its staff with respect to CMBS, we intend to treat CMBS in which we hold 100% of the "controlling class" of securities as qualifying real estate assets, and our other holdings in CMBS as real estate-related assets. The SEC may in the future take a view different than or contrary to our analysis with respect to the types of assets we have determined to be qualifying real estate assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

        We expect that certain of our subsidiaries will rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on Section 3(c)(5)(C). The SEC has issued little interpretive guidance with respect to Section 3(c)(6), and any guidance published by the staff could require us to adjust our strategy accordingly.

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

COMPETITION

        Our net income depends, in part, on our ability to originate or acquire assets at favorable spreads over our borrowing costs. In our principal lending business, we compete with other public or private REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, fund managers and other entities. In addition, there are numerous REITs with similar asset origination and acquisition objectives and others may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In our mortgage banking business, we compete with commercial banks, commercial real estate service providers and insurance companies. In addition, future changes in laws, regulations and GSE and HUD program requirements could lead to the entry of more competitors. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Our Operating Results—Market Conditions."

        In the face of this competition, we have access to our Manager's and Ares Management's professionals, the ACRE Capital team and their collective industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see "Risk Factors—Risks Related to Our Investments—We operate in a competitive market for investment opportunities and loan originations and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities."

STAFFING

        We are externally managed by our Manager pursuant to the management agreement between our Manager and us. Our executive officers also serve as officers of our Manager. Although ACRE does not have any employees, ACRE Capital employs approximately 90 employees.

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

         (xii)  counseling us regarding the maintenance of our qualification as a REIT and monitoring compliance with the various REIT qualification tests and other rules set out in the Code and Treasury Regulations thereunder and using commercially reasonable efforts to cause us to maintain such qualification for taxation as a REIT;

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

       (xvii)  causing us to retain qualified accountants and legal counsel, as applicable, to assist in developing appropriate accounting procedures and systems, internal controls and other compliance procedures and testing systems with respect to financial reporting obligations and compliance with the provisions of the Code applicable to REITs and TRSs, and to conduct quarterly compliance reviews with respect thereto;

      (xviii)  assisting us in qualifying to do business in all applicable jurisdictions and to obtain and maintain all appropriate licenses;

        (xix)  assisting us in complying with all regulatory requirements applicable to us in respect of our business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports and documents, if any, required under the Securities and Exchange Act of 1934, as amended, or the "Exchange Act," or the Securities Act or by the NYSE;

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

        (xxv)  forming an Investment Committee;

      (xxvi)  forming an Underwriting Committee;

     (xxvii)  serving as our consultant with respect to decisions regarding any of our financings, hedging activities or borrowings undertaken by us, including (A) assisting us in developing criteria for debt and equity financing that is specifically tailored to our investment objectives, and (B) advising us with respect to obtaining appropriate financing for our investments;

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

Term and Termination

        The management agreement may be amended or modified by agreement between us and our Manager. The initial term of the management agreement expires on May 1, 2015, and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated as described below. Our independent directors will review our Manager's performance and the management fees annually and, following the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, based upon (a) unsatisfactory performance that is materially detrimental to us. taken as a whole, or (b) our determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We must provide 180 days' prior written notice of any such termination. Unless terminated for cause, our Manager will be paid a termination fee equal to three times the sum of the average annual base management fee and incentive fee during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination.

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

Management Fees, Incentive Fees and Expense Reimbursements

        ACRE does not employ any personnel; we rely on the resources of our Manager to manage our day-to-day operations (other than the operations of our TRS, ACRE Capital, which has employees that provide certain services in connection with our mortgage banking business).

Base Management Fee

        We pay our Manager a base management fee equal to 1.5% of our stockholders' equity per annum, which is calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, our stockholders' equity means: (a) the sum of (i) the net proceeds from all issuances of our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) our retained earnings at the end of the most recently completed fiscal quarter, determined in accordance with GAAP (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) (x) any amount that we have paid to repurchase our common stock since inception, (y) any unrealized gains and losses and other non-cash items that have impacted stockholders' equity as reported in our financial statements prepared in accordance with GAAP, and (z) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders' equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders' equity shown on our financial statements. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. The management fee is payable independent of the performance of our portfolio.

        The management fee of our Manager is calculated within 30 days after the end of each fiscal quarter. We are obligated to pay the management fee in cash within five business days after delivery to us of the written statement of our Manager setting forth the computation of the management fee for such quarter. The base management fee paid to our Manager for the years ended December 31, 2013 and 2012 was $4.2 million and $1.7 million, respectively.

Incentive Fee

        We pay our Manager an incentive fee with respect to each fiscal quarter (or part thereof that the management agreement is in effect) in arrears in cash. The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) our Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average issue price per share of our common stock of all of our public offerings of common stock multiplied by the weighted average number of shares of common stock outstanding (including any restricted shares of our common stock, restricted stock units or any shares of our common stock not yet issued, but underlying other awards granted under our 2012 Equity Incentive Plan) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by our Manager with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. "Core Earnings" is a measure not prepared in accordance with GAAP and is defined as GAAP net income (loss) excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (related to targeted investments that are structured as debt to the extent that we foreclose on any properties underlying our target investments), any unrealized gains, losses or other non-cash items that are included in net income (loss) for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss). The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. No incentive fees were earned for the years ended December 31, 2013 and 2012.

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

Reimbursement of Expenses

        We reimburse our Manager for the expenses described below. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month or when billed by our Manager. Because our Manager's personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis.

        We also pay all operating expenses, except those specifically required to be borne by our Manager under the management agreement. The expenses required to be paid by us include, but are not limited to:

  •
  expenses in connection with the issuance and transaction costs incident to the origination, acquisition, disposition and financing of our investments;

  •
  costs of legal, financial, tax, accounting, servicing, due diligence consulting, auditing and other similar services rendered for us by providers retained by our Manager or, if provided by our Manager's personnel, in amounts that are no greater than those that would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm's-length basis;

  •
  the compensation and expenses of our directors and the cost of liability insurance to indemnify our directors and officers and our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premium;

  •
  costs associated with the establishment and maintenance of any of our secured funding agreements, other financing arrangements, or other indebtedness of ours (including commitment fees, accounting fees, legal fees, closing and other similar costs) or any of our securities offerings;

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

  •
  expenses (including our pro rata portion of rent, telephone, printing, mailing, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses) relating to any office(s) or office facilities, including disaster backup recovery sites and facilities, maintained for us or our investments or the investments of our Manager or their affiliates required for our operation (collectively, "Overhead Expenses");

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

        We do not reimburse our Manager for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of our (a) Chief Financial Officer, based on the percentage of his time spent on the Company's affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of their time spent on the Company's affairs (collectively, "Personnel Expenses").

        Effective as of September 30, 2013, we entered into an amendment to the Management Agreement (the "Restricted Cost Amendment") with our Manager whereby our Manager agreed not to seek reimbursement of Restricted Costs (as defined below), in excess of $1.0 million per quarter for the quarterly periods ending on September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014. "Restricted Costs" means Personnel Expenses and Overhead Expenses incurred in the ordinary course of our origination business and do not include any Personnel Expenses or Overhead Expenses that were incurred in connection with transactions outside our ordinary course of business, including without limitation, transactions for the acquisition of a portfolio of investments or for the acquisition of another company or its assets and business.

AVAILABLE INFORMATION

        We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (312) 252-7500 or on our website at www.arescre.com. The information on our website is not deemed incorporated by reference in this annual report. You also may inspect and copy these reports, proxy statements and other information, as well as the annual report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC's Internet site at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.

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

        ACRE does not employ any personnel; we rely on the resources of our Manager to manage our day-to-day operations (other than the operations of our TRS, ACRE Capital, which has employees that provide certain services in connection with our mortgage banking business). We rely completely on our Manager to provide us with investment advisory services

        Our executive officers also serve as officers of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our business.

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

        We also depend on the diligence, skill and network of business contacts of key personnel of the Ares Management Direct Lending Group and access to the investment professionals of other groups within Ares Management and the information and deal flow generated by Ares Management's investment professionals in the course of their investment and portfolio management activities. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares Management, could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will continue to have access to Ares Management's investment professionals or its information and deal flow.

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

        We are subject to conflicts of interest arising out of our relationship with our Manager and Ares Management. In the future, we may enter into additional transactions with Ares Management or its affiliates. In particular, we may invest in, acquire, sell assets to or provide financing to portfolio companies of investment vehicles managed by Ares Management or its affiliates or co-invest with, purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their portfolio companies. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm's-length transaction. In addition, to the extent we co-invest with other investment vehicles that are managed by affiliates of Ares Management, we will not be responsible for fees other than as set forth in our management agreement, except our proportionate share of fees charged by the managers of such other investment vehicles if approved by a majority of our independent directors.

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

        Other than as set forth herein, neither Ares Management nor any of its affiliates (including our Manager) currently manages any other investment vehicle that primarily focuses on our target investments and none of them have any current plans to do so, but they may in the future sponsor or manage other funds or investment vehicles (other than U.S. publicly traded REITs) that invest in our target investments. Our Manager manages certain funds and real estate assets that were previously managed by Wrightwood Capital LLC, or "Wrightwood." Ares Management acquired the investment platform of Wrightwood, a provider of debt capital to the U.S. CRE sector, in August 2011. None of the Wrightwood vehicles will be making any further investments (other than follow-on investments in existing investments and additional fundings pursuant to existing commitments).

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

        Certain former Wrightwood personnel who are members of the Ares Management Real Estate Group own equity, partnership, profits or other similar interests in Wrightwood and certain of its investment vehicles. The ownership of such interests may be viewed as creating a conflict of interest insofar as such persons may receive greater benefits, by virtue of such interests, than they would receive from our Manager.

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

The management agreement with our Manager was not negotiated on an arm's-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

        ACRE does not employ any personnel and we rely completely on our Manager to provide us with investment advisory services. Our executive officers also serve as officers of our Manager. Our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

        Termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager's performance and the management fees annually and, upon 180 days' written notice prior to the expiration of the initial three-year term that expires on May 1, 2015, or any renewal term, the management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) our Manager's unsatisfactory performance that is materially detrimental to us; or (b) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Additionally, upon any such termination, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our Manager during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the cost to us of terminating the management agreement and adversely affects our ability to terminate our Manager without cause.

        During the initial three-year term of the management agreement, we may not terminate the management agreement except for cause.

Our Manager's contractual commitment to manage us is limited to the initial three-year term of the management agreement.

        Our Manager is only contractually committed to serve us until May 1, 2015. Thereafter, the management agreement automatically renews for one-year terms if our Manager has not elected to terminate the management agreement upon 180 days' written notice prior to the expiration of the then-current term. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

The incentive fee payable to our Manager under the management agreement may cause our Manager to select investments in riskier assets to increase its incentive compensation.

        Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. "Core Earnings" is defined in our management agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For purposes of calculating the incentive fee prior to the completion of a 12-month, Core Earnings is calculated on the basis of the number of days that our management agreement has been in effect on an annualized basis. No incentive fees were earned for the years ended December 31, 2013 and 2012. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

RISKS RELATED TO OUR COMPANY GENERALLY

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

        We are subject to regulation by laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with current or new laws or regulations or such changes thereto, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Many of the provisions of the Dodd-Frank Act have had extended implementation periods and delayed effective dates and have required extensive rulemaking by regulatory authorities. While many of the rules required to be written have been promulgated, some have not yet been implemented. Although the full impact of the Dodd-Frank Act on us may not be known for an extended period of time, the Dodd-Frank Act, including the rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

        Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

If we do not obtain and maintain the appropriate state licenses, we will not be allowed to originate or service real estate loans in some states, which could materially and adversely affect us.

        State mortgage loan finance licensing laws vary considerably. Many states and the District of Columbia impose a licensing obligation to originate or purchase real estate loans. Many of these mortgage loan licensing laws also impose a licensing obligation to service real estate loans. If we are unable to obtain the appropriate state licenses or do not qualify for an exemption, we could be materially and adversely affected.

        If these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. The minimum net worth requirements vary from state to state. Further, in limited instances, the net worth calculation may not include recourse on any contingent liabilities. If we do not meet these minimum net worth or line of credit requirements or satisfy other criteria, regulators may revoke or suspend our licenses and prevent us from continuing to originate or service real estate loans, which would materially and adversely affect us.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.

        Due to federal budget deficit concerns, S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's and Fitch have warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government's credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

        In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of such countries has improved significantly, risks resulting from the debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a debt crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

        On December 18, 2013, the Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve's monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the United States government's federal debt ceiling issues and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

If we fail to comply with laws, regulations and market standards regarding the privacy, use and security of customer information, we may be subject to legal and regulatory actions and its reputation would be harmed, which would materially adversely affect us.

        We receive, maintain and store the non-public personal information of our loan applicants. The technology and other controls and processes designed to secure our customer information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Accordingly, such controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our borrower information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected applicant or borrower for any losses he or she may have incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our customers' information, which could materially adversely affect us.

RISKS RELATED TO SOURCES OF FINANCING AND HEDGING

We may incur significant debt, which may subject us to increased risk of loss and may reduce cash available for distributions to our stockholders.

        We borrow funds under the Funding Agreements. As of December 31, 2013, we had approximately $264.4 million of outstanding borrowings under the Funding Agreements. Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Our secured funding agreements impose, and any additional lending facilities will impose, restrictive covenants.

        We borrow funds under the Funding Agreements. The documents that govern the Funding Agreements contain, and any additional lending facilities would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, such loan documents contain negative covenants that limit, among other things, our ability to repurchase our common stock, distribute more than a certain amount of our net income or funds from operations to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the management agreement with our Manager in a material respect). Certain of the restrictive covenants that apply to the Wells Fargo Facility, the Citibank Facility and the Capital One Facility are further described in "Business—Funding Agreements." If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, these restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

        We are affected by the fiscal and monetary policies of the U.S. government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve's policies affect interest rates, which have a significant impact on the demand for CRE loans. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us. Our primary interest rate exposures will relate to the yield on our investments and the financing cost of our debt, as well as our interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. In addition, the fair value of ACRE Capital's mortgage servicing rights ("MSRs") is subject to changes in interest rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital's MSRs outstanding as of December 31, 2013 by approximately $1.8 million. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates.

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

        ACRE Capital also is significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. ACRE Capital is particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve's policies affect interest rates, which have a significant impact on the demand for CRE loans. Significant fluctuations in interest rates as well as protracted periods of increases or decreases in interest rates could adversely affect the operation and income of multifamily and other commercial real estate properties, as well as the demand from investors for commercial real estate debt in the secondary market. In particular, higher interest rates tend to decrease the number of loans originated. An increase in interest rates could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us.

The Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the ASAP Line of Credit, the BAML Line of Credit and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets, may require us to provide additional collateral or pay down debt.

        We borrow funds under the Funding Agreements. We anticipate that we will also utilize additional bank credit facilities or repurchase agreements (including term loans and revolving facilities) to finance our assets if they become available on acceptable terms. Such financing arrangements would involve the risk that the value of the loans pledged or sold by us to the provider of the bank credit facility or repurchase agreement counterparty may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. With respect to certain facilities, subject to certain conditions, our lenders retain the sole discretion over the market value of loans that serve as collateral for the borrowings under such facilities for purposes of determining whether we are required to pay margin to such lenders. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities and repurchase agreement financing may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

        We borrow funds under the Wells Fargo Facility, the Citibank Facility and the Capital One Facility, and ACRE Capital, which maintains lines of credit under the ASAP Line of Credit and the BAML Line of Credit, requires a significant amount of funding capacity on an interim basis. Subject to market conditions and availability, we may incur significant additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth.

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

        From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future.

        We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments. We have elected and qualified for taxation as a REIT. Among other things, in order to maintain our REIT status, we are generally required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income, and, as a result, such distributions will not be available to fund investment originations. We must continue to borrow from financial institutions and issue additional securities to fund the growth of our investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. In addition, weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any such financing, including any replacement of the Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the ASAP Line of Credit or the BAML Line of Credit on favorable terms or at all.

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

We have utilized and may continue to utilize in the future non-recourse long-term securitizations. Such structures may expose us to risks which could result in losses.

        We have utilized and, if available, we may utilize in the future non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, if and when they become available. Prior to any such financing, we may seek to finance these investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to originate or acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and originate or acquire sufficient eligible assets for a securitization. In addition, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

The securitization process is subject to an evolving regulatory environment that may affect certain aspects of our current business.

        The pools of commercial loans in which we acquire subordinated securities and for which we act as special servicer are structures commonly referred to as securitizations. As a result of the dislocation of the credit markets, the securitization industry has crafted and continues to craft proposed changes to securitization practices, including proposed new standard representations and warranties, underwriting guidelines and disclosure guidelines. In addition, the securitization industry is becoming far more regulated. For example, pursuant to the Dodd-Frank Act, various federal agencies are in the process of promulgating regulations with respect to various issues that affect securitizations, including (1) a requirement under the Dodd-Frank Act that issuers in securitizations retain 5% of the risk associated with the securities, (2) requirements for additional disclosure, (3) requirements for additional review and reporting and (4) a possible requirement that a portion of potential profit that would be realized on the securitization must be deposited in a reserve account and used as additional credit support for the related commercial mortgage backed securities until the loans are repaid. The regulations ultimately adopted will take effect over the next few years. Certain proposed regulations, if adopted, could alter the structure of securitizations in the future and could pose additional risks to our participation in future securitizations or could reduce or eliminate the economic incentives of participating in future securitizations. In addition, Fannie Mae and other investors may also change underwriting criteria as a result of such regulations, which could affect the volume and value of loans that ACRE Capital orginates.

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

  •
  the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a TRS) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

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

        Through its comprehensive new regulatory regime for derivatives, the Dodd-Frank Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants, such as "swap dealers," "security-based swap dealers," "major swap participants," and "major security-based swap participants" that will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The details of these requirements and the parameters of these categories remain to be clarified through rulemaking and interpretations by the U.S. Commodity Futures Trading Commission, or the "CFTC," the SEC, the Federal Reserve and other regulators in a regulatory implementation process which is expected to take a year or more to complete.

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

        In addition, it is possible that we may be determined by a governmental authority to be a swap dealer, major swap participant, security-based swap dealer, major security-based swap participant or otherwise become subject to new entity and transaction level regulation as a result of the Dodd-Frank Act. This additional regulation could lead to significant new costs which could materially adversely affect our business.

We may fail to qualify for hedge accounting treatment.

        We intend to record derivative and hedging transactions in accordance with FASB ASC 815, Derivatives and Hedging. Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the FASB ASC 815 definition of a derivative (such as short sales), we fail to satisfy FASB ASC 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

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

        As of December 31, 2013 and 2012, we were invested in 33 (and one additional loan held for sale) and 15 loans in our principal lending business, respectively. The number of loans we are invested in may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

        While we intend to continue to diversify our portfolio of investments in the manner described in our filings with the SEC, we do not have fixed guidelines for diversification. As a result, our investments could be concentrated in relatively few loans and/or relatively few property types. If our portfolio of target investments is concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

A prolonged economic slowdown, a lengthy or severe recession or further declines in real estate values could impair our investments and ACRE Capital's MSRs and harm our operations.

        We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. For example, the severe economic downturn that occurred from 2008 through 2009 limited the availability of debt financing in the overall marketplace and generally made leveraged acquisitions and refinancing more difficult. Consequently, our investment model may be adversely affected by prolonged economic downturns or recessions where declining real estate values would likely reduce the level of new mortgage and other real estate-related loan originations, since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. In addition, the number of borrowers who become delinquent, become subject to bankruptcy laws or default on their loans could increase, resulting in a decrease in the value of ACRE Capital's MSRs and servicer advances and higher levels of loss on ACRE Capital's Fannie Mae loans for which it shares risk of loss. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our manager's ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

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

        If any of these or similar events occurs, it may reduce our return from an affected property or investment and services and reduce or eliminate our ability to pay dividends to our stockholders.

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

We operate in a competitive market for investment opportunities and loan originations and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities.

        A number of entities compete with us to make the types of investments that we seek to make and originate the types of loans that we seek to originate. Our profitability depends, in large part, on our ability to originate or acquire our target investments on attractive terms. In originating or acquiring our target investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Ares Management), commercial and investment banks, commercial real estate service providers, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Many of our anticipated competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. In addition, future changes in laws, regulations and Fannie Mae or HUD program requirements could lead to the entry of more competitors. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

If our Manager overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.

        Our Manager values our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the collateral underlying our mortgage loans and included in securitization pools, and the estimated impact of these losses on expected future cash flows and returns. Our Manager's loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

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

        Some of our portfolio investments may be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Currently, the financial instruments recorded at fair value on a recurring basis in the Company's consolidated financial statements are MSRs, loan commitments, forward sale commitments, loans held for sale and an embedded conversion option related to the Company's 2015 Convertible Notes. The Company has not elected the fair value option for the remaining financial instruments, including loans held for investment, secured funding agreements, convertible notes and debt issued by a consolidated variable interest entity. Such financial instruments are carried at cost. For loans held for investment that are evaluated for impairment at least quarterly, we estimate the fair value of the instrument, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

        We may acquire CMBS. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated stockholder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

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

Construction loans involve an increased risk of loss.

        We invest in construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

RISKS RELATED TO OUR MORTGAGE BANKING BUSINESS AND OUR ACQUISITION OF ACRE CAPITAL

The loss of or changes to ACRE Capital's relationships with Fannie Mae, HUD and institutional investors would adversely affect its ability to originate CRE loans through Fannie Mae and HUD programs, which would materially adversely affect us.

        Currently, ACRE Capital originates and services its loans for sale through Fannie Mae or HUD programs. ACRE Capital is approved as a Fannie Mae DUS lender, Ginnie Mae issuer and FHA (including MAP and LEAN) lender nationwide. ACRE Capital's status as an approved lender and issuer under these programs affords ACRE Capital a number of advantages and may be terminated by the applicable agency at any time. The loss of such status would, or changes in ACRE Capital's relationships could, prevent ACRE Capital from being able to originate and service CRE loans for sale through Fannie Mae or HUD, which would materially adversely affect us. It could also result in ACRE Capital's loss of similar approvals from other agencies.

We may not realize all of the anticipated benefits of the Acquisition or such benefits may take longer to realize than expected.

        The success of the Acquisition depends, in part, on our ability to realize the anticipated benefits from successfully integrating ACRE Capital's business with ours. The combination of two independent companies is a complex, costly and time-consuming process. As a result, we have been required to devote significant management attention and resources to integrating the business practices and operations of ACRE Capital. The integration process may disrupt our business and, if implemented ineffectively, could preclude us from realizing all of the potential benefits we expect to realize with respect to the Acquisition. Our failure to meet the challenges involved in successfully integrating our operations and ACRE Capital's operations or to fully realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our business and could seriously harm our results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of business relationships and diversion of management's attention, and may cause our stock price to decline. The difficulties of integrating ACRE Capital's business with our operations include, among others:

  •
  managing a significantly larger company, including an internally managed subsidiary with approximately 90 employees;

  •
  managing a business subject to significant regulations previously inapplicable to us;

  •
  the fact that we and our Manager have limited experience operating a TRS;

  •
  the potential diversion of management focus and resources from other strategic opportunities and from operational matters and potential disruption associated with the Acquisition;

  •
  maintaining ACRE Capital employee morale and retaining key ACRE Capital management and other ACRE Capital employees;

  •
  integrating two unique business cultures;

  •
  the possibility of faulty assumptions underlying expectations regarding the integration process;

  •
  consolidating corporate and administrative infrastructures and eliminating duplicative operations;

  •
  coordinating geographically separate organizations;

  •
  unanticipated issues in integrating information technology, communications and other systems;

  •
  unanticipated changes in applicable laws and regulations;

  •
  managing tax costs or inefficiencies associated with integrating our operations and ACRE Capital's;

  •
  suffering losses if we do not experience the anticipated benefits of the transaction;

  •
  unforeseen expenses or delays associated with the Acquisition; and

  •
  making any necessary modifications to ACRE Capital's internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

        Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if our operations and ACRE Capital's are successfully integrated, we may not realize the full benefits of the Acquisition within the anticipated time frame, or at all.

ACRE Capital may not be able to hire and retain qualified loan originators, and if it is unable to do so, its ability to implement its business and growth strategies could be limited.

        ACRE Capital depends on its loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which ACRE Capital believes leads to repeat and referral business. Accordingly, ACRE Capital must be able to attract, motivate and retain skilled loan originators. As of December 31, 2013, ACRE Capital employed approximately 13 loan originators throughout its nine offices. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. ACRE Capital cannot guarantee that it will be able to attract or retain qualified loan originators. If it cannot attract, motivate or retain a sufficient number of skilled loan originators, or even if it can motivate or retain them but at higher costs, we could be materially adversely affected.

ACRE Capital is subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially adversely affect our results of operations and liquidity.

        Under the Fannie Mae DUS program, ACRE Capital originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, ACRE Capital must maintain minimum collateral and is generally required to share the risk of loss on loans sold through Fannie Mae. Under the pari passu risk-sharing formula, ACRE Capital is required to share the loss with Fannie Mae, with its maximum loss capped at one-third of the original principal balance of a loan. ACRE Capital's risk-sharing obligations have been modified and reduced on some Fannie Mae DUS loans. In addition, Fannie Mae can significantly increase ACRE Capital's risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae or if Fannie Mae determines that there was fraud, material misrepresentation or gross negligence by ACRE Capital in its underwriting, closing, delivery or servicing of the loan. As of December 31, 2013, ACRE Capital had pledged securities and cash of $13.7 million as collateral against future losses under $3.7 billion of loans outstanding that are subject to risk-sharing obligations, which we refer to as ACRE Capital's "at risk balance."

        ACRE Capital's DUS lender contract with Fannie Mae gives Fannie Mae the ability to increase the amounts required to be held in reserve as operational liquidity or restricted reserves for a number of reasons in order to protect its interests. In this regard, Fannie Mae had previously required ACRE Capital to bolster its operational and restricted liquidity positions by increasing its total acceptable operational liquidity by $6.0 million and also increasing its restricted reserve liquidity by $2.5 million. In August of 2012, Fannie Mae agreed to allow ACRE Capital to use the $6.0 million of additional operational liquidity to make advances on defaulted Fannie Mae loans and/or to meet future loss sharing obligations on Fannie Mae loans. Upon the consummation of our acquisition of ACRE Capital, Fannie Mae agreed to lift the requirement that ACRE Capital maintain the additional restricted reserve of $2.5 million and the $6.0 million of additional operational liquidity. If Fannie Mae deems it necessary and appropriate, it may raise these collateral requirements again in the future, which would limit ACRE Capital's ability to utilize those funds. As of December 31, 2013, ACRE Capital's allowance for risk-sharing as a percentage of the at-risk balance was 1.27%, or $16.5 million, and reflects ACRE Capital's current estimate of its future payouts under its risk-sharing obligations. We cannot assure you that ACRE Capital's estimate will be sufficient to cover future write offs.

        While ACRE Capital originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to its own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. In addition, commercial real estate values have generally declined in recent years, in some cases to levels below the current outstanding principal balance of the loan. Also, underwriting standards, including loan-to-value ratios, have become stricter. These factors create a risk that some older loans may not be able to be refinanced at maturity and thus may experience maturity defaults. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2013, the outstanding unpaid principal balance of the assets comprising ACRE Capital's 60+ days delinquency rate segment represented 0.53% of the at-risk portfolio's aggregate unpaid principal balance. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure by ACRE Capital to pay its share of losses under the Fannie Mae DUS program could result in the revocation of its license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

If ACRE Capital fails to act proactively with delinquent borrowers in an effort to avoid a default, its number of delinquent loans could increase, which could have a material adverse effect on us.

        As a loan servicer, ACRE Capital maintains the primary contact with the borrower throughout the life of the loan and is responsible, pursuant to its servicing agreements with Fannie Mae, for asset management. ACRE Capital is also responsible, together with Fannie Mae, for taking actions to mitigate losses. We believe that ACRE Capital has developed an extensive asset management process for tracking each loan that it services. However, ACRE Capital may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While ACRE Capital can recommend a loss mitigation strategy for Fannie Mae, decisions regarding loss mitigation are within the control of Fannie Mae. Recent turmoil in the real estate, credit and capital markets have made this process even more difficult and unpredictable. When loans become delinquent, ACRE Capital incurs additional expenses in servicing and asset managing the loan, it is typically required to advance principal and interest payments and tax and insurance escrow amounts, it could be subject to a loss of its contractual servicing fee and it could suffer losses of up to 33.33% (or more for loans that do not meet specific underwriting criteria or default within 12 months of their sale to Fannie Mae) of the unpaid principal balance of a Fannie Mae DUS loan with Level I pari passu risk-sharing, as well as potential losses on Fannie Mae DUS loans with modified risk-sharing. These items could have a negative impact on its cash flows and a negative effect on the net carrying value of the MSRs on its balance sheet and could result in a charge to its earnings. As a result of the foregoing, a continuing rise in ACRE Capital's delinquencies could have a material adverse effect on us.

A reduction in the prices paid for ACRE Capital's loans and services or an increase in loan or security interest rates by investors could materially adversely affect our results of operations and liquidity.

        Our results of operations and liquidity could be materially adversely affected if Fannie Mae lowers the price they are willing to pay to ACRE Capital for ACRE Capital's loans or services or adversely change the material terms of their loan purchases or service arrangements with ACRE Capital. A number of factors determine the price ACRE Capital receives for its loans. With respect to Fannie Mae-related originations, ACRE Capital's loans are generally sold as Fannie Mae-insured securities to third-party investors. With respect to HUD-related originations, ACRE Capital's loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to ACRE Capital reflects, in part, the competitive market bidding process for these securities.

        Loan servicing fees are based, in part, on the risk-sharing obligations associated with the loan and the market pricing of credit risk. The credit risk premium offered by Fannie Mae for new loans can change periodically, but remains fixed once ACRE Capital enters into a commitment to sell the loan. Over the past several years, Fannie Mae loan servicing fees have been higher due to the market pricing of credit risk. There can be no assurance that such fees will continue to remain at such levels or that such levels will be sufficient if delinquencies occur.

        Servicing fees for loans placed with institutional investors are negotiated with each institutional investor pursuant to agreements that ACRE Capital has with them. These fees for new loans vary over time and may be materially adversely affected by a number of factors, including competitors that may be willing to provide similar services at better rates.

Over the past few years, ACRE Capital has originated multifamily real estate loans that are eligible for sale through Fannie Mae programs, and in 2013 ACRE Capital was approved to originate loans that are eligible to be insured by FHA and securitized through Ginnie Mae. This focus may expose ACRE Capital to greater risk if the CMBS market continues its nascent recovery or alternative sources of liquidity become more readily available to the commercial real estate finance market.

        ACRE Capital originates multifamily real estate loans that are eligible for sale through Fannie Mae programs or are eligible to be insured by FHA and securitized through Ginnie Mae. Over the past few years, the number of multifamily loans financed by Fannie Mae programs has represented a significantly greater percentage of overall multifamily loan origination volume than in prior years. ACRE Capital believes that this increase is the result, in part, of market dislocation and illiquidity in the secondary markets for non-Fannie Mae loans. The CMBS market continues to show signs of a recovery over the past few years. To the extent the CMBS market continues its recovery or liquidity in the commercial real estate finance market significantly increases, there may be less demand for loans that are eligible for sale through Fannie Mae programs or eligible to be insured by FHA and securitized through Ginnie Mae, and ACRE Capital's loan origination volume may be adversely impacted, which could materially adversely affect us. In addition, ACRE Capital is not currently licensed to provide loans through Freddie Mac. In the event there is a disproportionate increase in demand for loans through Freddie Mac, or Fannie Mae is wound down while Freddie Mac survives, ACRE Capital's loan origination volume may be adversely impacted, which could materially adversely affect us.

A significant portion of ACRE Capital's revenue is derived from loan servicing fees, and declines in or terminations of servicing engagements or breaches of servicing agreements, including as a result of non-performance by third parties that ACRE Capital engages for back-office loan servicing functions and loan origination, could have a material adverse effect on us.

        We expect that loan servicing fees will continue to constitute a significant portion of ACRE Capital's revenues for the foreseeable future. Nearly all of these fees are derived from loans that ACRE Capital originates and sells through Fannie Mae or HUD programs or places with institutional investors. A decline in the number or value of loans that ACRE Capital originates for these investors or terminations of its servicing engagements will decrease these fees. HUD has the right to terminate ACRE Capital's current servicing engagements for cause. In addition to termination for cause, Fannie Mae may terminate ACRE Capital's servicing engagements without cause by paying a termination fee. ACRE Capital is also subject to losses that may arise as a result of servicing errors, such as errors in the timeliness or accuracy of reporting, a failure to maintain insurance, pay taxes or provide notices. In addition, ACRE Capital has contracted with a third party to perform certain routine back-office aspects of loan servicing. If ACRE Capital or this third party fails to perform, or ACRE Capital breaches or the third-party causes ACRE Capital to breach its servicing obligations to Fannie Mae or HUD, ACRE Capital's servicing engagements may be terminated. Declines or terminations of servicing engagements or breaches of such obligations could materially adversely affect us.

ACRE Capital is subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if it breaches a representation or warranty made by it in connection with the sale of the loan through a Fannie Mae program, any of which could have a material adverse effect on ACRE Capital.

        ACRE Capital bears the risk that a borrower will choose not to close on a loan that has been pre-sold to an investor or that the investor will choose not to purchase the loan ("failed loan delivery"), including because a catastrophic change in the condition of a property occurs after ACRE Capital funds the loan and prior to the investor purchase date. ACRE Capital also has the risk of serious errors in loan documentation that prevent timely delivery of the loan prior to the investor purchase date. A complete failure to deliver a loan could be a default under the warehouse line used to finance the loan. There can be no assurance that ACRE Capital will not experience failed deliveries or that any losses will not be material or will be mitigated through property insurance or payment protections.

        ACRE Capital must make certain representations and warranties concerning each loan originated by it for Fannie Mae programs. The representations and warranties relate to ACRE Capital's practices in the origination and servicing of the loans and the accuracy of the information being provided by it. For example, ACRE Capital is generally required to provide the following representations and warranties, among others: it is authorized to do business and to sell or assign the loan; the loan conforms to the requirements of Fannie Mae and certain laws and regulations; the underlying mortgage represents a valid lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; and it does not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value. ACRE Capital is permitted to satisfy certain of these representations and warranties by furnishing a title insurance policy.

        In the event of a breach of any representation or warranty, investors could, among other things, increase the level of risk-sharing on the Fannie Mae DUS loan or require ACRE Capital to repurchase the full amount of the loan and seek indemnification for losses from ACRE Capital. ACRE Capital's obligation to repurchase the loan is independent of its risk-sharing obligations. Fannie Mae could require ACRE Capital to repurchase the loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on ACRE Capital's actions or on third-party reports, such as title reports and environmental reports, ACRE Capital may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if ACRE Capital receives representations and warranties from third parties and has a claim against them in the event of a breach, its ability to recover on any such claim may be limited. ACRE Capital's ability to recover against a borrower that breaches its representations and warranties to it may be similarly limited. ACRE Capital's ability to recover on a claim against any party would also be dependent, in part, upon the financial condition and liquidity of such party. Although we believe that ACRE Capital has capable personnel at all levels, uses qualified third parties and has established controls to ensure that all loans are originated pursuant to requirements established by Fannie Mae, in addition to its own internal requirements, there can be no assurance that ACRE Capital, its employees or third parties will not make mistakes. Any significant repurchase or indemnification obligations imposed on ACRE Capital could have a material adverse effect on us.

ACRE Capital expects to offer additional new loan products to meet evolving borrower demand, including new types of loans. Because it is not as experienced with such loan products, it may not be successful or profitable in offering such products.

        In the future, ACRE Capital expects to offer new loan products to meet evolving borrower demands. ACRE Capital may initiate new loan product and service offerings or acquire them through acquisitions of operating businesses. Because ACRE Capital may not be as experienced with new loan products or services, it may require additional time and resources for offering and managing such products and services effectively or may be unsuccessful in offering such new products and services at a profit.

For most loans that ACRE Capital services under the Fannie Mae and HUD programs, ACRE Capital is required to advance payments due to investors if the borrower is delinquent in making such payments, which requirement could adversely impact our liquidity and harm our results of operations.

        For most loans ACRE Capital services under the Fannie Mae DUS program, ACRE Capital is currently required to advance the principal and interest payments and tax and insurance escrow amounts if the borrower is delinquent in making loan payments. After four continuous months of making advances on behalf of the borrower, ACRE Capital can submit a reimbursement claim to Fannie Mae, which Fannie Mae may approve at its discretion. ACRE Capital is reimbursed by Fannie Mae for these advances in the event the loan is brought current. In the event of a default, any advances made by ACRE Capital in accordance with Fannie Mae requirements are used to reduce the proceeds required to settle any loss, if not previously reimbursed.

        Under the HUD program, ACRE Capital is obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the FHA mortgage insurance claim and the Ginnie Mae security have been fully paid. In the event of a default on an FHA insured loan, FHA will reimburse 99% of any losses of principal, plus generally most tax, insurance, and interest (at the federal debenture rate) advanced on the loan. If the loan default occurred while pooled with Ginnie Mae, that agency will reimburse 1% of principal and generally 85% of any interest slippage between the federal debenture and security rates of interest.

        Although ACRE Capital has funded all required advances from operating cash flow in the past, there can be no assurance that it will be able to do so in the future. If ACRE Capital does not have sufficient operating cash flows to fund such advances, it would need to finance such amounts. Such financing could be costly and could prevent us from pursuing its business and growth strategies.

A change to the conservatorship of Fannie Mae or Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae or Freddie Mac and the U.S. federal government, could materially adversely affect ACRE Capital's business.

        There continues to be substantial uncertainty regarding the future of each of Fannie Mae and Freddie Mac, including the length of time for which they may continue to exist and in what form they may operate during that period.

        Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities on which they provide guarantees and loans held in their investment portfolio without the direct support of the U.S. federal government, in September 2008, the Federal Housing Finance Agency ("FHFA") placed Fannie Mae into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae and Freddie Mac by supporting the availability of mortgage financing and protecting taxpayers. The U.S. government program includes contracts between the U.S. Treasury and each of Fannie Mae and Freddie Mac that seek to ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth by providing for the provision of cash by the U.S. Treasury to such entity if FHFA determines that its liabilities exceed its assets. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain. Under the statute providing the framework for the conservatorship, each of Fannie Mae and Freddie Mac could also be placed into receivership under certain circumstances.

        In 2011, the Obama Administration released a white paper on the future of housing finance reform. The report provides that the Obama Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae and Freddie Mac's role in the market and ultimately wind down both institutions. The report identifies a number of possible policy steps for winding down Fannie Mae and Freddie Mac, reducing the government's role in housing finance and helping bring private capital back to the mortgage market. These steps include (1) increasing guaranty fees, (2) gradually increasing the level of required down payments so that any mortgages insured by Fannie Mae or Freddie Mac eventually have at least a 10% down payment, (3) reducing conforming loan limits to those established under the Federal Housing Finance Regulatory Reform Act of 2008, (4) encouraging Fannie Mae and Freddie Mac to pursue additional credit loss protection and (5) reducing Fannie Mae's and Freddie Mac's portfolios, consistent with the U.S. Treasury's senior preferred stock purchase agreements with the companies. In addition, the report outlines three potential options for a new long-term structure for the housing finance system following the wind-down of Fannie Mae and Freddie Mac.

        On March 4, 2013, FHFA released its 2013 Conservatorship Scorecard for Fannie Mae. As part of the scorecard, FHFA directed that Fannie Mae contract its presence in the marketplace while simplifying and shrinking certain operations (by lines of business). Specifically, FHFA directed Fannie Mae to reduce the unpaid principal balance amount of new multifamily business relative to 2012 by at least ten percent by tightening underwriting, adjusting pricing, and limiting product offerings, while not increasing the proportion of Fannie Mae's retained risk.

        If the FHFA mandates additional reductions to Fannie Mae's volumes for new multifamily originations or imposes additional restrictions on Fannie Mae's multifamily business beyond 2013, the volume of loans that ACRE Capital originates with Fannie Mae could be adversely impacted. These additional mandates and restrictions could have a material impact on our financial results in future periods.

        Congress has also continued to consider housing finance reform. In the first session of the current Congress, members of Congress introduced several bills to reform the housing finance system. In June 2013, the "Housing Finance Reform and Taxpayer Protection Act of 2013" was introduced in the

Senate. The Senate bill, among other matters, would require the wind down of Fannie Mae and Freddie Mac within five years of enactment. In July 2013, the Financial Services Committee of the House of Representatives approved the "Protecting American Taxpayers and Homeowners Act of 2013." The House bill, among other matters, would require FHFA to place Fannie Mae and Freddie Mac into receivership within five years of enactment or potentially longer in certain circumstances. Both bills would place certain restrictions on Fannie Mae's and Freddie Mac's activities prior to being wound down or placed into receivership, as applicable.

        In addition, two bills were introduced during the first session of the current Congress related to the terms of Fannie Mae's and Freddie Mac's senior preferred stock purchase agreements with the U.S. Treasury. The "Jumpstart GSE Reform Act," which was introduced in the Senate in March 2013, would prohibit Congress from increasing the GSEs' guaranty fees to offset spending unrelated to the business operations of the GSEs and also would prohibit Treasury from disposing of its GSE senior preferred stock until legislation has been enacted that includes specific instruction for its disposition. The "Let the GSEs Pay Us Back Act of 2013," which was introduced in the House of Representatives in June 2013, would require the amendment of Fannie Mae's and Freddie Mac's senior preferred stock purchase agreements with Treasury to, among other things, terminate the dividends on the senior preferred stock and allow Fannie Mae and Freddie Mac to repay the liquidation preference of the senior preferred stock.

        Congress is expected to continue to consider housing finance reform in the current congressional session, including conducting hearings and considering legislation that would alter the housing finance system or the activities or operations of the GSEs. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. On March 11, 2014, the leaders of the U.S. Senate Banking Committee outlined plans for bipartisan sponsored legislation to wind down Fannie Mae and Freddie Mac, though no draft legislation has been formally released.

        In August 2013, President Obama publicly discussed the Obama administration's housing policy priorities, including a core principle that included winding down Fannie Mae and Freddie Mac through a responsible transition. In a paper released by the White House, the Obama administration endorsed several initiatives to facilitate this transition, including the reduction of Fannie Mae's and Freddie Mac's investment portfolios by at least 15% per year through 2018, engaging in credit risk transfer pilot programs and continuing to develop a common securitization platform. In January 2014, the White House issued a fact sheet reaffirming the Obama administration's view that housing finance reform should include ending Fannie Mae and Freddie Mac's business model.

        Currently, ACRE Capital originates a substantial majority of its loans for sale through Fannie Mae programs. Furthermore, a substantial majority of its servicing rights are derived from loans ACRE Capital sells through Fannie Mae programs. Changes in the business charter, structure or existence of Fannie Mae could eliminate or substantially reduce the number of loans ACRE Capital originates, which would have a material adverse effect on us. We cannot predict the extent to which these recommendations may be implemented, or the timing of when any implementation may occur.

If ACRE Capital fails to comply with the numerous government regulations and program requirements of Fannie Mae or HUD, it may lose its approved lender status and fail to gain additional approvals or licenses for its business. ACRE Capital is also subject to changes in laws, regulations and existing Fannie Mae and HUD program requirements, including potential increases in reserve and risk retention requirements that could increase its costs and affect the way it conducts its business, which could materially adversely affect ACRE Capital.

        ACRE Capital's operations are subject to regulation by federal, state and local government authorities, various laws and judicial and administrative decisions, and regulations and policies of both HUD and Fannie Mae. These laws, regulations, rules and policies impose, among other things, minimum net worth, operational liquidity and collateral requirements. Fannie Mae requires ACRE

Capital to maintain operational liquidity based on a formula that considers the balance of the loan and the level of credit loss exposure ("level of risk-sharing"). Fannie Mae requires Fannie Mae DUS lenders to maintain collateral, which may include pledged securities, for ACRE Capital's risk-sharing obligations. The amount of collateral required under the Fannie Mae DUS program is calculated at the loan level and is based on the balance of the loan, the level of risk-sharing, the seasoning of the loans and the rating of the Fannie Mae DUS lender.

        Regulatory authorities also require ACRE Capital to submit financial reports and to maintain a quality control plan for the underwriting, origination and servicing of loans. Numerous laws and regulations also impose qualification and licensing obligations on ACRE Capital and impose requirements and restrictions affecting, among other things: ACRE Capital's loan originations; maximum interest rates, finance charges and other fees that ACRE Capital may charge; disclosures to consumers; the terms of secured transactions; collection, repossession and claims handling procedures; personnel qualifications; and other trade practices. ACRE Capital is also subject to inspection by Fannie Mae and regulatory authorities and lender qualification and monitoring by HUD. ACRE Capital's failure to comply with these requirements could lead to, among other things, the loss of a license as an approved Fannie Mae or HUD lender, the inability to gain additional approvals or licenses, the termination of contractual rights without compensation, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

        Regulatory and legal requirements are subject to change. For example, in March of 2013, Fannie Mae notified all DUS lenders that collateral requirements on existing mortgage loans that are considered Tier 1 as a result of a defensive refinance or modification were increasing from 90 basis points to 110 basis points, and that the collateral requirements for Tier 2 mortgage loans were increasing from 60 basis points to 75 basis points. The new requirements were implemented retroactive to January 1, 2013, but to lessen the impact on DUS lenders, the Tier 2 requirement is increasing gradually by three basis points per quarter until December 31, 2014. The collateral requirements for Tier 3 and Tier 4 mortgage loans were not changed, but the collateral requirements for new loans with Levels II and III loss sharing (for breach penalties) were raised from 98 basis points to 120 basis points and from 130 basis points to 140 basis points, respectively. Fannie Mae indicated that the next evaluation of DUS Capital Standards will occur on or before June 30, 2014. As of December 31, 2013, ACRE Capital had 567 loans, with a collective balance of $2.4 billion, in its portfolio that were affected by the announced collateral changes and we do not expect it will have a material impact on ACRE Capital's future operations; however, Fannie Mae has indicated that it would likely increase collateral requirements in the future, which may adversely impact us.

ACRE Capital is dependent upon the success of the multifamily real estate sector and conditions that negatively impact the multifamily sector may reduce demand for ACRE Capital's products and services and materially adversely affect us.

        ACRE Capital provides commercial real estate financial products and services primarily to developers and owners of multifamily properties. Accordingly, the success of its business is closely tied to the overall success of the multifamily real estate market. Various changes in real estate conditions may impact the multifamily sector. Any negative trends in such real estate conditions may reduce demand for ACRE Capital's products and services and, as a result, adversely affect our results of operations. These conditions include:

  •
  oversupply of, or a reduction in demand for, multifamily housing;

  •
  a favorable interest rate environment that may result in a significant number of potential residents of multifamily properties deciding to purchase homes instead of renting;

  •
  rent control or stabilization laws, or other laws regulating multifamily housing, which could affect the profitability of multifamily developments;

  •
  the inability of residents and tenants to pay rent;

  •
  increased competition in the multifamily sector based on considerations such as the attractiveness, location, rental rates, amenities and safety record of various properties; and

  •
  increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs.

        Moreover, other factors may adversely affect the multifamily sector, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the potential liability under environmental and other laws and other unforeseen events. Any or all of these factors could negatively impact the multifamily sector and, as a result, reduce the demand for ACRE Capital's products and services. Any such reduction could materially adversely affect us.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may fluctuate significantly.

        Our common stock is listed on the NYSE under the trading symbol "ACRE." Recently, the global capital and credit markets have been in an extended period of volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

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

  •
  increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;

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

        As of December 31, 2013 and 2012, we had 28,506,977 and 9,267,162 shares of common stock outstanding, respectively, on a fully diluted basis. Of the shares outstanding as of December 31, 2013, 28,433,990 shares of our common stock are freely tradable without restriction or limitation under the Securities Act.

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

        In addition, distributions that we make to our stockholders out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes), and not designated by us as capital gain dividends or qualified dividend income, generally will be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as capital gain dividends and generally will be taxable to our stockholders as long-term capital gain to the extent that such distributions do not exceed our actual net capital gain for the taxable year, without regard to the period for which the stockholder that receives such distribution has held its stock. Distributions in excess of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes, and not designated by us as capital gain dividends or qualified dividend income, may constitute a return of capital. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock, but not below zero.

Our distributions may exceed our cash flow from our operations and our earnings.

        We intend to make regular quarterly distributions to holders of our common stock. The regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities. However, there can be no assurance that our earnings or cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as from offering proceeds, borrowings and asset sales, to fund portions of our future distributions. Our distributions for the years ended December 31, 2013 and 2012 exceeded, and future distributions may exceed, our cash flow from operating activities and earnings primarily because we have been in the initial stages of building our investment portfolio and as a result our earnings have been highly sensitive to a number of variables, including the pace and timing of new originations and our level of operating expenses. Such distributions reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results.

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

Future offerings of securities may adversely affect the market price of our common stock.

        If we decide to issue securities that are senior to or convertible or exchangeable for our common stock, such securities may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue such securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

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

        Under the MGCL, "business combinations" between a Maryland corporation and an "interested stockholder" or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as: (a) any person who beneficially owns 10% or more of the voting power of the then-outstanding voting stock of the corporation; or (b) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation.

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

Our authorized but unissued shares of common and preferred stock may prevent a change in control.

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

        If the value of securities issued by our subsidiaries that are excepted from the definition of "investment company" by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required to either (a) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

        Failure to maintain an exemption would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the 1940 Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we might be required to terminate our management agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

        We expect that certain subsidiaries that we may form in the future will rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged" in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exemption generally requires that at least 55% of these subsidiaries' assets must comprise qualifying real estate assets and at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC's guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may face, and much of the guidance was issued more than 20 years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the 1940 Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the 1940 Act. To the extent that the SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying real estate assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

        Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum, and any director elected to fill a vacancy will hold office for the remainder of the full term of the class of directors in which the vacancy occurred and until a successor is elected and qualifies. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of the Company that is in the best interests of our stockholders. Pursuant to our charter, our board of directors is divided into three classes of directors serving staggered three year terms. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

        In order for us to maintain our qualification as a REIT, commencing with our taxable year ended December 31, 2012, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year after 2012. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person (except Ares Investments which is subject to a 22% excepted holder limit) from directly or indirectly owning more than 9.8% in value of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then-prevailing market price or which holders might believe to be otherwise in their best interests.

U.S. FEDERAL INCOME TAX RISKS

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

        We have elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2012. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the Internal Revenue Service (the "IRS") such recharacterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

        If we fail to maintain our qualification as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.

        Even if we maintain our status as a REIT, we may be subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

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

        For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we will avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

        A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the gross value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

        TRS Holdings, ACRC TRS and other TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

        Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue OID or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

        Securitizations by us or our subsidiaries could result in the creation of TMPs for U.S. federal income tax purposes. As a result, we could have "excess inclusion income." Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company ("RIC") common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC, or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

        Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.

        In order to maintain our qualification as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

        The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs are subject to tax on gains and may expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

        To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at One North Wacker Drive, 48th Floor, Chicago, IL 60606. Our principal executive and certain of our other offices are leased by our Manager or one of its affiliates from third parties and pursuant to the terms of our management agreement, we reimburse our Manager (or its affiliate, as applicable) for our pro rata portion of such offices' rent. Additionally, we currently maintain operating leases for offices related to our subsidiary, ACRE Capital.

Item 3.    Legal Proceedings

        From time to time, we may become involved in various investigations, claims and legal proceedings including in the ordinary course of our business. While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition or results of operations, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK AND DIVIDEND PAYMENTS

        Our common stock began trading on the NYSE under the symbol "ACRE" on April 25, 2012. On March 14, 2014, the closing price of our common stock, as reported on the NYSE, was $13.40 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share for our common stock, and the dividends paid with respect to such shares for each fiscal quarter for the year ended December 31, 2013 and 2012.

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year Ended December 31, 2013
First quarter	$17.47	$16.62	$0.25	(1)
Second quarter	$16.98	$12.71	$0.25	(2)
Third quarter	$13.25	$12.19	$0.25	(3)
Fourth quarter	$13.67	$12.30	$0.25	(4)

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year Ended December 31, 2012
First quarter(5)	$—	$—	$0.30	(7)
Second quarter(6)	$18.00	$16.35	$0.06	(8)
Third quarter	$17.62	$16.31	$0.06	(9)
Fourth quarter	$17.08	$15.60	$0.25	(10)

(1)
On March 14, 2013, we declared a cash dividend of $0.25 per common share of our common stock, payable on April 18, 2013 to our common stockholders of record on April 8, 2013.

(2)
On May 15, 2013, we declared a cash dividend of $0.25 per share of our common stock, payable on July 18, 2013 to common stockholders as of June 28, 2013.

(3)
On August 7, 2013, we declared a cash dividend of $0.25 per share of common stock, payable on October 17, 2013 to common stockholders of record as of September 30, 2013.

(4)
On November 13, 2013, we declared a cash dividend of $0.25 per share of common stock, payable on January 22, 2014 to our common stockholders of record on December 31, 2013.

(5)
Sales price information for this period is unavailable because shares of our common stock did not begin trading publicly until April 25, 2012.

(6)
Information is provided only for the period from April 25, 2012 to June 30, 2012, as shares of our common stock did not begin trading publicly until April 25, 2012.

(7)
On March 30, 2012, we declared a cash dividend of $0.30 per share of our common stock, payable on April 2, 2012 to our common stockholder of record on March 31, 2012.

(8)
On June 19, 2012, we declared a cash dividend of $0.06 per share of our common stock, payable on July 12, 2012 to our common stockholders of record on June 29, 2012.

(9)
On September 21, 2012, we declared a cash dividend of $0.06 per share of our common stock, payable on October 11, 2012 to our common stockholders of record on October 2, 2012.

(10)
On November 7, 2012, we declared a cash dividend of $0.25 per share of our common stock, payable on January 10, 2013 to our common stockholders of record on December 31, 2012.

        On March 17, 2014, we declared a cash dividend of $0.25 per share of our common stock, payable on April 16, 2014 to our common stockholders of record on March 31, 2014.

HOLDERS

        As of March 14, 2014, there were 24 holders of record of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name.

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

        Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend upon our earnings, financial condition, liquidity, debt covenants, funding or margin requirements under securitizations, warehouse facilities or other secured and unsecured borrowing agreements, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law, and such other factors as our board of directors deems relevant. The Wells Fargo Facility and the Citibank Facility provide that if an event of default is continuing, then we may make distributions only to the extent necessary to maintain our status as a REIT. Our earnings, financial condition and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See "Risk Factors."

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

 STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

SOURCE:	SNL Financial LC and Standard & Poor's Institutional Services
NOTES:	Assumes $100 invested on April 26, 2012 (the date ACRE's shares began trading in connection with the IPO) in ACRE, in S&P 500 Index and in S&P 500 REIT Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13
ACRE	97.11	95.12	91.88	96.06	73.85	73.04	78.51
S&P 500 Index	97.72	103.93	103.54	114.52	117.85	124.03	137.07
SNL US Finance REIT	105.11	113.92	106.89	126.19	104.30	102.55	103.24
S&P 500 REIT Index	102.51	103.37	107.01	112.98	111.09	108.27	108.06

        For the graph and chart above, we have included the SNL US Finance REIT as we believe the companies included in such index are more representative of our line-of-business than the companies included in the S&P 500 REIT Index. Given that this is the first year that the SNL US Finance REIT Index is being presented, we have also included the S&P 500 REIT Index, which was previously presented in the preceding year's Form 10-K.

        The graph and other information furnished under this Part II Item 5(d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

 SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        On April 23, 2012, we adopted, and our stockholders approved, our 2012 Equity Incentive Plan. Pursuant to our 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our outside directors, our Chief Financial Officer, our Manager and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of our common stock immediately after giving effect to the issuance of the shares sold in the IPO). As of December 31, 2013 and 2012, 17.0% and 9.7%, respectively, of the shares reserved under our 2012 Equity Incentive Plan, or a total of 117,152 and 67,162 restricted shares, respectively, of our common stock, had been granted and 83.0% and 90.3%, respectively, of the shares reserved, or 572,848 and 622,838 shares, respectively, remained available for future issuance under our 2012 Equity Incentive Plan. Aside from our 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our 2012 Equity Incentive Plan, see Note 11 to the consolidated financial statements included elsewhere in this annual report.

        The following table presents certain information about our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	572,848
Equity compensation plans not approved by stockholders	—	—	—

Total	—	$—	572,848

(1)
The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our 2012 Equity Incentive Plan.

Item 6.    Selected Financial Data

        The following selected financial and other data for the years ended December 31, 2013 and 2012, and for the period from September 1, 2011 (Inception) to December 31, 2011 is derived from our consolidated financial statements and related notes, which have been audited by Ernst & Young, LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this annual report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this annual report.

ARES COMMERICAL REAL ESTATE CORPORATION
SELECTED FINANCIAL DATA
(in thousands, except share and per share data)

			For the Period from September 1, 2011 (Inception) to December 31, 2011
	For the Year Ended December 31,
	2013	2012
Operating Data:
Net interest margin:
Interest income from loans held for investment	$37,600	$9,278	$3
Interest expense	(8,774)	(2,342)	(39)

Net interest margin	28,826	6,936	(36)
Mortgage banking revenue:
Servicing fees, net	5,802	—	—
Gains from mortgage banking activities	5,328	—	—
Provision for loss sharing	(6)	—	—
Change in fair value of mortgage servicing rights	(2,697)	—	—

Mortgage banking revenue	8,427	—	—
Other income	1,333	—	—

Total revenue	38,586	6,936	(36)
Total operating expenses	30,821	5,979	127
Changes in fair value of derivatives	1,739	(97)	—

Income from operations before gain on acquisition and income taxes	9,504	860	(163)
Net income (loss) attributable to common stockholders	13,766	186	(163)
Net income (loss) per share of common stock:
Basic and diluted	$0.72	$0.03	$(8.56)
Dividends declared per share of common stock	$1.00	$0.67 (1)	$—
Weighted-average shares of common stock outstanding:
Basic	18,989,500	6,532,706	19,052
Diluted	19,038,152	6,567,309	19,052
Balance Sheet Data:
Cash and cash equivalents	$20,100	$23,390	$1,240
Loans held for investment	958,495	353,500	4,945
Mortgage servicing rights	59,640	—	—
Total assets	1,176,915	387,859	7,587
Total secured funding agreements	264,419	144,256	—
Total unsecured debt	67,815	67,289	—
Commercial mortgage-backed securitization debt (consolidated VIE)	395,027	—	—
Total liabilities	770,699	222,421	1,150
Total stockholders' equity	406,216	165,438	6,437

(1)
Included is a dividend of $450 ($0.30 per share), which was based on 1,500,000 shares outstanding as of March 31, 2012.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

        We are a specialty finance company that is primarily focused on directly originating, managing and servicing a diversified portfolio of commercial real estate ("CRE") debt-related investments for our own account. Our target investments include senior loans, bridge loans, subordinated mortgages and B-Notes, preferred equity and other CRE-related investments. Through our Manager, we have investment professionals strategically located across the nation who directly source new loan opportunities for us with owners, operators and sponsors of CRE properties. We generally hold our loans for investment and earn interest and interest-related income. This is our primary business segment, referred to as the principal lending business.

        We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital LLC, which we believe is complementary to our principal lending business. In this business segment, we directly originate long-term senior loans collateralized by multifamily and senior-living properties and sell them to third parties pursuant to GSE programs. While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as MSRs and receive fees for providing such service during the life of the loans which generally last ten years or more.

        Because we operate both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties), we can offer a wider array of financing solutions to our customers, including (i) short and long-term loans ranging from one to ten (or more) years, (ii) bridge and permanent loans, (iii) floating and fixed rate loans, and (iv) loans collateralized by development, value-add (or transitional) and stabilized properties. We also have the flexibility to provide a combination of solutions to our customers, including instances where our principal lending business provides a short-term, bridge loan to an owner of multifamily properties while our mortgage banking business seeks long-term permanent financing for the same customer. This provides us the opportunity to offer a customer an efficient "one stop" financial product and at the same time to earn revenues at multiple times in the relationship with the customer. First, we earn interest and interest-related income while holding the short term bridge loan. Second, we earn origination fees and sale premiums when we provide permanent financing and sell the loans under GSE programs. And, third, we earn servicing fees from MSRs that we retain on the permanent loans.

        We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering (the "IPO") in May 2012. We are externally managed by our Manager, a wholly owned subsidiary of Ares Management, a global alternative asset manager and a SEC registered investment adviser, pursuant to the terms of a management agreement.

        We have elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT.

        In connection with the Acquisition, we created a wholly owned subsidiary, ACRE Capital Holdings LLC ("TRS Holdings"), to hold the common units of ACRE Capital. An entity classification election to be taxed as a corporation and a taxable REIT subsidiary ("TRS") election were made with respect to TRS Holdings. In addition, in December 2013, we formed a new wholly owned subsidiary, ACRC Lender W TRS LLC ("ACRC TRS"), for which an entity classification election to be taxed as a corporation and a TRS election were made, in order to issue and hold certain loans intended for sale. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by we without jeopardizing our qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on our taxable income. In addition, as a REIT, we also may be subject to a 100% excise tax on certain transactions between it and our TRS that are not conducted on an arm's-length basis.

        In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we chose to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

        We could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

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

        Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, are regularly evaluated. We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower's ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity; (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower's exit plan, among other factors.

        As of December 31, 2013 and 2012, all loans were paying in accordance with their terms. There were no impairments during the years ended December 31, 2013, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011.

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

        Changes in Market Interest Rates.    With respect to our business operations, increases in interest rates, in general, may over time cause:

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

  •
  coupons on our floating rate mortgage loans to reset to lower interest rates; and

  •
  to the extent we enter into interest rate swap agreements as part of our hedging strategy where we pay fixed and receive floating interest rates, the value of these agreements to decrease.

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

        Performance of Multifamily and Other Commercial Real Estate Related Markets.    Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to economic conditions. Demand for multifamily and other commercial real estate generally increases during periods of stronger economic conditions, resulting in increased property values, transaction volumes and loan origination volumes. During periods of weaker economic conditions, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from ACRE Capital's Fannie Mae DUS allowance for loss sharing.

        The Level of Losses from Fannie Mae Allowance for Loss Sharing.    Loans originated and sold by ACRE Capital to Fannie Mae under the Fannie Mae DUS program are subject to the terms and conditions of a Master Loss Sharing Agreement, which was amended and restated during 2012. Under the Master Loss Sharing Agreement, ACRE Capital is responsible for absorbing certain losses incurred by Fannie Mae with respect to loans originated under the DUS program, as described below in more detail.

        The losses incurred with respect to individual loans are allocated between ACRE Capital and Fannie Mae based on the loss level designation ("Loss Level") for the particular loan. Loans are designated as Loss Level I, Loss Level II or Loss Level III. All loans are designated Loss Level I unless Fannie Mae and ACRE Capital agree upon a different Loss Level for a particular loan at the time of the loan commitment, or if Fannie Mae determines that the loan was not underwritten, processed or serviced according to Fannie Mae guidelines.

        Losses on Loss Level I loans are shared 33.33% by ACRE Capital and 66.67% by Fannie Mae. The maximum amount of ACRE Capital's risk-sharing obligation with respect to any Loss Level I loan is 33.33% of the original principal amount of the loan. Losses incurred in connection with Loss Level II and Loss Level III loans are allocated disproportionately to ACRE Capital until ACRE Capital has absorbed the maximum level of its risk-sharing obligation with respect to the particular loan. The maximum loss allocable to ACRE Capital for Loss Level II loans is 30% of the original principal amount of the loan, and for Loss Level III loans is 40% of the original principal amount of the loan.

        The Price of Loans in the Secondary Market.    Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination fees is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium.

        Market for Servicing Commercial Real Estate Loans.    Service fee rates for new loans are set at the time we enter into a loan commitment based on origination volumes, competition and prepayment rates. Changes in future service fee rates impact the value of our future MSRs and future servicing revenues, which could impact our profit margins and operating results over time.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. We believe the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.

        Mortgage Servicing Rights.    MSRs assets are recorded at fair value at the time the loan is sold and qualifies as a transfer of a financial asset. The fair value is based on estimates of expected net cash flows associated with the servicing rights, as well as borrower prepayment penalties, interest earnings on escrows and interim cash balances, along with ancillary fees that are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The changes in the MSR fair value are included within change in fair value of mortgage servicing rights in the Company's consolidated statements of operations for the period in which the change occurs. We engage a third party specialist to assist in valuing ACRE Capital's MSRs on a quarterly basis.

        Allowance for Loss Sharing.    The amount of the allowance for loss sharing considers ACRE Capital's assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral, and the level of risk sharing. Historically, among other factors, loss recognition occurs at or before the loan becoming 60 days delinquent. ACRE Capital regularly monitors its risk-sharing obligations on all loans and updates loss estimates as current information is received. A reserve is estimated by examining historical loss share experienced in the ACRE Capital portfolio since inception. These historical loss shares serve as a basis to derive a loss share rate which is then applied to the current ACRE Capital portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis).

        Impairment Loans Held for Investment.    We evaluate each loan classified as loans held for investment for impairment at least quarterly. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate.

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

        Significant judgment is required when evaluating loans for impairment, therefore, actual results over time could be materially different.

RECENT DEVELOPMENTS

        On January 22, 2014, we originated a $11.7 million transitional first mortgage loan on an apartment complex located in Ft. Myers, Florida. At closing, the outstanding principal balance was approximately $9.7 million. The loan has an interest rate of LIBOR + 3.80% subject to a 0.25% LIBOR floor and a term of three years.

        On January 22, 2014, we originated a $15.0 million transitional first mortgage loan on an apartment complex located in Ft. Myers, Florida. At closing, the outstanding principal balance was approximately $12.4 million. The loan has an interest rate of LIBOR + 3.80% subject to a 0.25% LIBOR floor and a term of three years.

        On January 31, 2014, the agreement governing the BAML Line of Credit was amended to extend the maturity date to April 1, 2014.

        On February 20, 2014, we originated a $36.8 million transitional first mortgage loan on an apartment complex located in Orlando, Florida. At closing, the outstanding principal balance was approximately $33.2 million. The loan has an interest rate of LIBOR + 3.75% subject to a 0.25% LIBOR floor and a term of three years.

        On March 12, 2014, we, through a wholly owned subsidiary, closed a $50 million secured revolving funding facility with City National Bank (the "CNB Facility"). The CNB Facility will be used to finance new investments and for other working capital and general corporate needs. Draws from the CNB Facility may be used as capital to allow us to obtain additional leverage under our other funding facilities. The interest rate on the CNB Facility is LIBOR plus 3.0% or a base rate plus 1.25%, in each case, subject to a 3.0% all-in rate floor. The initial maturity date is March 11, 2016 subject to one 12 month extension option if certain conditions are met.

        On March 14, 2014, we originated a $17.0 million transitional first mortgage loan on an apartment complex located in Charlotte, North Carolina. At closing, the outstanding principal balance was approximately $14.3 million. The loan has an interest rate of LIBOR + 4.00% subject to a 0.25% LIBOR floor and a term of three years.

        As of March 14, 2014, we expect to have approximately $84 million in remaining capital in cash and approved but undrawn capacity under our funding facilities, including the proceeds from the CNB Facility. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $74 million in capital available to fund additional loans, outstanding commitments on our existing loans and for other working capital purposes. Assuming that we use such amount as equity capital to make new investments and are able to achieve a debt-to-equity ratio of 2.5 to 1, we have the capacity to fund approximately $250 million of additional senior loan investments.

        As of March 14, 2014, the total unfunded commitments for the Company's existing loans held for investment were approximately $138.1 million and borrowings under the Company's funding facilities and from the issuance of convertible senior notes were approximately $342.4 million and $69 million, respectively (excluding warehouse lines of credit in connection with the Company's mortgage banking business).

        On March 17, 2014, we declared a cash dividend of $0.25 per common share for the first quarter of 2014. The first quarter 2014 dividend is payable on April 16, 2014 to common stockholders of record as of March 31, 2014.

RESULTS OF OPERATIONS

        The following discussion of our results of operations highlights our performance for the years ended December 31, 2013 and 2012. We do not believe that a comparison of our results of operations for the period from September 1, 2011 (Inception) to December 31, 2011 is meaningful because we commenced investment operations on December 9, 2011 and had less than one month of operations for all of calendar year 2011.

        The following table sets forth consolidated results of operations for the years ended December 31, 2013 and 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011 ($ in thousands):

	For the year ended December 31,		For the Period from September 1, 2011 (Inception) to December 31, 2011
	2013	2012
Net interest margin:
Interest income from loans held for investment	$37,600	$9,278	$3
Interest expense	(8,774)	(2,342)	(39)

Net interest margin	28,826	6,936	(36)

Mortgage banking revenue:
Servicing fees, net	5,802	—	—
Gains from mortgage banking activities	5,328	—	—
Provision for loss sharing	(6)	—	—
Change in fair value of mortgage servicing rights	(2,697)	—	—

Mortgage banking revenue	8,427	—	—

Other income	1,333	—	—

Total revenue	38,586	6,936	(36)

Expenses:
Other interest expense	6,556	216	—
Management fees to affiliate	4,241	1,665	—
Professional fees	2,924	1,194	58
Compensation and benefits	5,456	—	—
Acquisition and investment pursuit costs	4,079	—	—
General and administrative expenses	3,955	1,285	69
General and administrative expenses reimbursed to affiliate	3,610	1,619	—

Total expenses	30,821	5,979	127
Changes in fair value of derivatives	1,739	(97)	—

Income from operations before gain on acquisition, income taxes and non-controlling interests	$9,504	$860	$(163)
Gain on acquisition	4,438	—	—

Income before income taxes and non-controlling interests	13,942	860	(163)
Income tax expense	176	—	—

Net income	$13,766	$860	$(163)

2013 to 2012

Net Interest Margin

        For the years ended December 31, 2013 and 2012, we earned approximately $28.8 million and $6.9 million in net interest margin, respectively. For the years ended December 31, 2013 and 2012, interest income from loans held for investment of $37.6 million and $9.3 million, respectively, was generated by average earning assets of $555.0 million and $123.4 million, respectively, offset by $8.8 million and $2.3 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The average borrowings under our secured funding agreements were $246.0 million and $42.6 million for the years ended December 31, 2013 and 2012, respectively. The increase in net interest margin for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily relates to the increase in the number of loans held for investment from 15 loans to 33 loans as of December 31, 2013.

Mortgage Banking Revenue

        For the year ended December 31, 2013, we earned approximately $5.8 million in net servicing fees. Servicing fees include fees earned for all activities related to servicing ACRE Capital's loans, the fees earned on borrower prepayment penalties and interest earned on borrowers' escrow payments and interim cash balances, along with other ancillary fees. For the year ended December 31, 2013, we earned approximately $5.3 million in net gains from mortgage banking activities. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments. Since the Acquisition of ACRE Capital closed on August 30, 2013, we did not earn any servicing fees or have gains from mortgage banking activities for the year ended December 31, 2012 relating to ACRE Capital.

Operating Expenses

        For the years ended December 31, 2013 and 2012, we incurred operating expenses of $30.8 million and $6.0 million, respectively. Since the Acquisition of ACRE Capital closed on August 30, 2013, we did not incur any operating expenses for the year ended December 31, 2012 relating to ACRE Capital.

Related Party Expenses

        Related party expenses for the year ended December 31, 2013 included $4.2 million in management fees due to our Manager and $3.6 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. Related party expenses for the year ended December 31, 2012 included $1.7 million in management fees due to our Manager and $1.6 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager. The increase in related party expenses for the year ended December 31, 2013 compared to year ended December 31, 2012 primarily relates to increased stockholders' equity and an increase in capital markets and acquisition activities.

Other Expenses

        Other interest expense for the years ended December 31, 2013 and 2012 was $6.6 million and $216 thousand, respectively, related to the 2015 Convertible Notes and warehouse lines of credit. Changes in fair value of derivatives for the year ended December 31, 2013 and 2012 was $1.7 million and $97 thousand, respectively, related to the 2015 Convertible Notes. Professional fees for the years ended December 31, 2013 and 2012 were $2.9 million and $1.2 million, respectively. Acquisition and investment pursuit costs related to the Acquisition for the year ended December 31, 2013 were $4.1 million. General and administrative expenses for the years ended December 31, 2013 and 2012 were $4.0 million and $1.3 million, respectively. Since the Acquisition of ACRE Capital closed on August 30, 2013, we did not incur any other expenses for the year ended December 31, 2012 relating to ACRE Capital.

Compensation and benefits

        Compensation and benefits for the year ended December 31, 2013 were $5.5 million. Since the Acquisition of ACRE Capital closed on August 30, 2013, we did not incur compensation and benefits for the year ended December 31, 2012.

2012 to 2011

Net Interest Margin

        For the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011, we earned approximately $6.9 million and $(36) thousand in net interest margin (loss), respectively. For the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011, interest income of $9.3 million and $3 thousand, respectively, was generated by average earning assets of $123.4 million and $41 thousand, respectively, offset by $1.6 million and $0, respectively, of interest expense and unused fees and $700 thousand and $39 thousand, respectively, of interest expense from the amortization of deferred loan costs. The average borrowings under our secured funding agreements were $42.6 million and $0 for the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011, respectively.

Operating Expenses

        For the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011, we incurred operating expenses of $6.0 million and $127 thousand, respectively. Related party expenses for the year ended December 31, 2012 included $1.7 million in management fees due to our Manager and $1.6 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. We did not reimburse our Manager for any such related party expenses for the period from September 1, 2011 (Inception) to December 31, 2011. Also included in general and administrative expenses reimbursed to our Manager for the year ended December 31, 2012 are $17 thousand of servicing fees. Servicing fees were charged by Ares Commercial Real Estate Services LLC, or "ACRES," an affiliate of our Manager, through May 1, 2012. Effective May 1, 2012, ACRES agreed that no servicing fees will be charged pursuant to these servicing agreements for so long as the management agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the management agreement.

        Other expenses for the year ended December 31, 2012 include interest expense of $216 thousand related to the 2015 Convertible Notes, professional fees of $1.2 million and general and administrative expenses of $1.3 million. Other expenses for the period from September 1, 2011 (Inception) to December 31, 2011, include professional fees of $58 thousand and general and administrative expenses of $69 thousand.

        During the year ended December 31, 2012, we paid $102 thousand and $1.6 million in dividends to the holders of Series A Preferred Stock and the holders of our common stock, respectively. The Series A Preferred Stock was redeemed on May 1, 2012 using the proceeds of our IPO resulting in the payment of a $572 thousand redemption premium to the holders of the Series A Preferred Stock.

Cash Flows

        The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2013, 2012 and the period from September 1, 2011 (Inception) to December 31, 2011 ($ in thousands):

	For the Year Ended December 31,		For the Period from September 1, 2011 (Inception) to December 31, 2011
	2013	2012
Net income (loss)	$13,766	$860	$(163)
Adjustments to reconcile net income to cash provided by operating activities:	11,678	1,092	581

Net cash provided by operating activities	25,444	1,952	418
Net cash used in investing activities	(745,697)	(348,155)	(4,945)
Net cash provided by financing activities	716,963	368,353	5,767

Change in cash and cash equivalents	$(3,290)	$22,150	$1,240

2013 to 2012

        Cash and cash equivalents decreased by $3.3 million and increased by $22.2 million, respectively, during the years ended December 31, 2013 and 2012. Net cash provided by operating activities totaled $25.4 million and $2.0 million, respectively, during the years ended December 31, 2013 and 2012. This change in net cash provided by operating activities was primarily related to the increase in net interest margin due to an increase in loans held for investment. For the year ended December 31, 2013, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $84.2 million, sale of mortgage loans held for sale to third parties of $102.4 million, gain on acquisition of $4.4 million, changes in the fair value of MSRs of $2.7 million, and change in other assets of $4.4 million.

        Net cash used in investing activities for the years ended December 31, 2013 and 2012 totaled $745.7 million and $348.2 million, respectively, and related primarily to the origination of new loans held for investment, origination of a loan held for sale, and cash used to acquire ACRE Capital.

        Net cash provided by financing activities for year ended December 31, 2013 totaled $717.0 million and related primarily to proceeds from secured funding arrangements of $703.2 million, proceeds from issuance of debt of a consolidated VIE of $395.0 million, and proceeds from the sale of common stock of $250.7 million, partially offset by repayments of our secured funding arrangements of 583.0 million. Net cash provided by financing activities for the year ended December 31, 2012 totaled $368.4 million and related primarily to proceeds from our IPO, proceeds from the offering of the 2015 Convertible Notes, and proceeds from our secured funding agreements.

2012 to 2011

        Cash and cash equivalents increased by $22.2 million and $1.2 million, respectively, during the year ended December 31, 2012 and during the period from September 1, 2011 (Inception) to December 31, 2011. Net cash provided by operating activities totaled $2.0 million and $418 thousand, respectively, during the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011. This net cash was primarily related to interest and fee income collected offset by interest expense. The adjustments for non-cash charges for the year ended December 31, 2012, included stock-based compensation of $338 thousand, accretion of deferred loan origination fees and costs of $400 thousand and amortization of deferred financing costs of $698 thousand and $97 thousand of unrealized loss on derivatives. The adjustments for non-cash charges for the period from September 1, 2011 (Inception) to December 31, 2011 included amortization of deferred financing costs of $39 thousand.

        Net cash used in investing activities for the year ended December 31, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011 totaled $348.2 million and $4.9 million, respectively, and related primarily to the origination of new loans held-for-investment.

        Net cash provided by financing activities for the year ended December 31, 2012 totaled $368.4 million and related primarily to proceeds from our IPO, proceeds from the offering of the 2015 Convertible Notes, and proceeds from our secured funding agreements. Net cash provided by financing activities for the period from September 1, 2011 (Inception) to December 31, 2011 totaled $5.8 million and related primarily to the issuance of our common stock to Ares Investments Holdings LLC, or "Ares Investments."

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash will generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us. In the future, we may utilize other sources of financing to the extent available to us. See "—Recent Developments" for information on our available capital as of March 14, 2014.

Equity Offerings

        The following table summarizes the total shares issued and proceeds we received, net of offering costs for the years ended December 31, 2013 and 2012 (in millions, except per share data):

	Shares issued	Gross offering price per share		Proceeds net of offering costs
June 2013 public offering	18.6	$13.50	(1)	$242.3

Total for the year ended December 31, 2013	18.6			$242.3
May 2012 public offering	7.7	$18.50		$139.0

Total for the year ended December 31, 2012	7.7			$139.0

(1)
601,590 of these shares of our common stock were issued on July 9, 2013 pursuant to the underwriters' partial exercise of the option to purchase additional shares. The gross offering price per share of the 601,590 shares was reduced by the $0.25 dividend per share in the second quarter of 2013.

Debt

        The sources of financing under our Funding Agreements that are used to fund our target investments are described in the following table.

	As of December 31,
	2013				2012
$ in thousands	Total Commitment	Outstanding Balance	Interest Rate	Maturity date	Total Commitment	Outstanding Balance	Interest Rate
Secured Funding Facilities:
Wells Fargo Facility	$225,000	$166,934	LIBOR + 2.00 to 2.50%	December 14, 2014(1)	$172,500	$98,196	LIBOR + 2.50 to 2.75%
Citibank Facility	125,000	97,485	LIBOR + 2.25 to 2.75%	Earlier of July 2, 2018 or(2)	86,225	13,900	LIBOR + 2.50 to 3.50%(3)
Capital One Facility	100,000	—	LIBOR + 2.00 to 3.50%	—(2)	50,000	32,160	LIBOR + 2.50% to 4.00%

Total	$450,000	$264,419			$308,725	$144,256

Warehouse Lines of Credit:
ASAP Line of Credit	$105,000	$—	LIBOR + 1.40% to 1.75%	No expiration	$—	$—	—
BAML Line of Credit	80,000	—	LIBOR + 1.60%	January 31, 2014	—	—	—

Total	$185,000	$—			$—	$—

(1)
The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, the facility is subject to two 12-month extension options.

(2)
The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan.

(3)
The margin can vary between 2.50% and 3.50% over the greater of LIBOR and 0.50%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of our wholly owned subsidiaries and the borrower under the Citibank Facility.

Warehouse Lines of Credit

ASAP Line of Credit

        On August 25, 2009, ACRE Capital entered into a multifamily as soon as pooled ("ASAP") sale agreement with Fannie Mae, which was assumed as part of the Acquisition. As of December 31, 2013, the Fannie Mae ASAP Line of Credit (the "ASAP Line of Credit") had a borrowing capacity of $105.0 million, with no expiration date. Fannie Mae advances payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement. The first installment is considered an advance to ACRE Capital from Fannie Mae and not a sale until the second advance and settlement is made. Installments received by ACRE Capital from Fannie Mae are financed on the ASAP Line of Credit which charges interest at a floating daily rate of 30-day LIBOR +1.40% with a floor of 1.75% and is secured by the underlying originated loan. As of December 31, 2013, there was no outstanding balance under the ASAP Line of Credit.

BAML Line of Credit

        As of December 31, 2013, ACRE Capital maintained a line of credit with Bank of America, N.A. (the "BAML Line of Credit") of $80.0 million with a stated interest rate of Bank of America LIBOR Daily Floating Rate plus 1.60%. The agreement governing the BAML Line of Credit was amended in January 2014 to extend the maturity date to April 1, 2014. For the year ended December 31, 2013, the Company incurred a non-utilization fee of $26 thousand. As of December 31, 2013, there was no outstanding balance under the BAML Line of Credit.

        The BAML Line of Credit is collateralized by a first lien on ACRE Capital's interest in the mortgage loans that it originates. Advances from the BAML Line of Credit cannot exceed 100% of the principal amount of the mortgage loans originated by ACRE Capital and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the warehouse line of credit. The terms of the BAML Line of Credit require ACRE Capital to comply with various covenants, including a minimum tangible net worth requirement. As of December 31, 2013, ACRE Capital was in compliance in all material respects with the terms of the BAML Line of Credit.

2015 Convertible Notes

        On December 19, 2012, we issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers' exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012, or the "Indenture," between us and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $2.1 million, were approximately $2.8 million. As of December 31, 2013 and 2012, the carrying value of the 2015 Convertible Notes was $67.8 million and $67.3 million, respectively.

        The 2015 Convertible Notes are our senior unsecured obligations and bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was approximately 9.4% for the years ended December 31, 2013 and 2012. For the years ended December 31, 2013 and 2012, the interest expense incurred on this indebtedness was $6.2 million and $216 thousand, respectively. The 2015 Convertible Notes will mature on December 15, 2015, or the "Maturity Date," unless previously converted or repurchased in accordance with their terms. We do not have the right to redeem the 2015 Convertible Notes prior to the Maturity Date, except to the extent necessary to preserve our qualification as a REIT for U.S. federal income tax purposes.

        The 2015 Convertible Notes are convertible only under certain circumstances as set forth in the Indenture. Certain key terms related to the convertible features of the 2015 Convertible Notes are listed below.

2015 Convertible Notes
Conversion price	$18.65
Conversion rate (shares per one thousand dollar principal amount)(1)	53.6107
Initial date upon which notes may be converted	June 15, 2015

(1)
If certain corporate events occur prior to the Maturity Date, the conversion rate will be increased but will in no event exceed 61.6523 shares of common stock per $1,000 principal amount of 2015 Convertible Notes.

Commercial Mortgage-Backed Securitization

        As of December 31, 2013, we had approximately $395.0 million of Offered Certificates (defined below) outstanding, which were issued in a commercial mortgage-backed securitization effected by ACRC 2013-FL1 Depositor LLC (the "Depositor"), our wholly owned subsidiary, in November 2013. In connection with the securitization, the Depositor entered into a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") with Wells Fargo Bank, National Association, as master servicer, Ares Commercial Real Estate Servicer LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor, in connection with forming ACRE Commercial Mortgage Trust 2013-FL1 (the "Trust").

The Pooling and Servicing Agreement governs the issuance of approximately $493.8 million aggregate principal balance commercial mortgage pass-through certificates (the "Certificates"). In connection with the securitization, the Depositor contributed to the Trust a pool of 18 adjustable rate participation interests in commercial mortgage loans secured by 27 commercial properties, which loans were originated or co-originated by us or our subsidiaries. The Certificates represent, in the aggregate, the entire beneficial ownership interest in, and the obligations of, the Trust.

        In connection with the securitization, we offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the "Offered Certificates) to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act. In addition, a wholly owned subsidiary of ours retained approximately $98.8 million of the Certificates. The weighted average coupon of the Offered Certificates as of December 31, 2013 was LIBOR plus 1.89%.

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

Leverage Policies

        We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager's assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

Income Taxes

        We have elected and qualified for taxation as a REIT. As a result of our REIT qualification and our distribution policy, we do not generally pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders. If we fail to continue to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax beginning with the year in which we fail to qualify) and may be precluded from being able to elect to be treated as a REIT for our four subsequent taxable years. Even though we currently qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed REIT taxable income.

        In connection with the Acquisition, we contributed the common units of ACRE Capital to TRS Holdings, a wholly owned subsidiary of ours. An entity classification election to be taxed as a corporation and a TRS election were made with respect to TRS Holdings. In addition, in December 2013, we formed a new wholly owned subsidiary, ACRC TRS, for which an entity classification election to be taxed as a corporation and a TRS election were made, in order to issue and hold certain loans intended for sale. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, we also may be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm's-length basis.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        Contractual obligations as of December 31, 2013:

$ in millions	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$166,934	$166,934	$—	$—	$—
Citibank Facility	97,485	—	—	97,485	—
Capital One Facility	—	—	—	—	—
2015 Convertible Notes	69,000	—	69,000	—	—
ASAP Line of Credit	—	—	—	—	—
BAML Line of Credit	—	—	—	—	—
Future Loan Funding Commitments	192,332	51,794	55,254	73,934	11,350
Future Commitments to Sell Loans	56,115	56,115	—	—	—

Total	$581,866	$274,843	$124,254	$171,419	$11,350

        We may enter into certain contracts that may contain a variety of indemnification obligations, principally with underwriters and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

OFF-BALANCE SHEET ARRANGEMENTS

        Other than as set forth in this Annual Report on Form 10-K, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or VIEs, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

DIVIDENDS

        We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its net taxable income in any taxable year, and that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our board of directors. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our Funding Agreements, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Credit Risk

        We expect to be subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. We will have exposure to credit risk on our CRE loans and other target investments. Our Manager will seek to manage credit risk by performing credit fundamental analysis of potential collateral assets. Credit risk will also be addressed through our Manager's ongoing review. Our investment guidelines do not limit the amount of our equity that may be invested in any type of our target investments. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any individual target investment at any given time.

Interest Rate Risk

        Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the origination or acquisition of our target investments through financings in the form of borrowings under warehouse facilities, bank credit facilities (including term loans and revolving facilities), resecuritizations, securitizations and repurchase agreements. We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. For many of our investments, we may also seek to limit the exposure of our borrowers and sponsors to future fluctuations of interest rates through their use of interest rate caps and other interest rate hedging instruments.

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

Interest Rate Cap and Floor Risk

        We may originate or acquire floating rate mortgage assets. These are assets in which the mortgages may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset's interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements may not be subject to similar restrictions or may have different floors and caps. As a result, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest rate yields on our floating rate mortgage assets could effectively be limited by various caps. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. In addition, in the period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on our borrowings could be fixed at a higher floor. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

Risk Management

        To the extent consistent with maintaining our REIT qualification, we will seek to manage risk exposure by closely monitoring our portfolio and actively managing the financing, interest rate, credit, prepayment and convexity (a measure of the sensitivity of the duration of a debt investment to changes in interest rates) risks associated with holding a portfolio of our target investments. Generally, with the guidance and experience of our Manager:

  •
  we will manage our portfolio through an interactive process with Ares Management and service our self-originated principal investments through our Manager's servicer, which is a Standard & Poor's-rated commercial primary servicer and commercial special servicer that is included on Standard & Poor's Select Servicer List;

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

  •
  we intend to actively employ portfolio-wide and asset-specific risk measurement and management processes in our daily operations, including utilizing our Manager's risk management tools such as software and services licensed or purchased from third parties and proprietary analytical methods developed by Ares Management; and

  •
  we will seek to manage credit risk through our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. In addition, with respect to any particular principal lending target investment, our Manager's investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

Item 8.    Financial Statements and Supplementary Data

        See the Index to Consolidated Financial Statements.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) based on the criteria established in Internal Control—Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based upon such evaluation, the Company's Co-Chief Executive Officers and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of December 31, 2013, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        Management Report on Internal Control Over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with GAAP.

        The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on its financial statements.

        As permitted by the SEC, management's assessment as of December 31, 2013, excludes ACRE Capital, which was acquired on August 30, 2013. ACRE Capital's business represents approximately 8% of the Company's total assets as of December 31, 2013 and 25% of the Company's total revenues for the year ended December 31, 2013.

        As of December 31, 2013, the Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management has concluded that its internal control over financial reporting, excluding ACRE Capital, as of December 31, 2013 is effective.

        Changes to Internal Control Over Financial Reporting.    There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal year, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        The following information is provided pursuant to Item 5.02 of Form 8-K:

        Effective March 17, 2014, John B. Bartling, Jr. will replace Michael J. Arougheti as Chairman of our board of directors. Mr. Arougheti will remain on our board of directors as a Class III director. In connection with Mr. Bartling's appointment to the Chairman position, Mr. Bartling will step down as Co-Chief Executive Officer of the Company and, effective at such time, our board of directors has appointed Todd S. Schuster Chief Executive Officer and President of the Company.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        The following documents are filed as part of this annual report:

  1.
  Financial Statements—See the Index to Consolidated Financial Statements on Page F-1.

  2.
  Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

  3.
  Exhibits.

Exhibit Number		Exhibit Description
2.1	*	Purchase and Sale Agreement, dated as of May 14, 2013, by and among Alliant, Inc., The Alliant Company, LLC and Ares Commercial Real Estate Corporation(10)
3.1	*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation(1)
3.2	*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation(1)
4.1	*	Indenture dated as of December 19, 2012, between Ares Commercial Real Estate Corporation and U.S. Bank National Association, as Trustee(2)
4.2	*	Form of 7.000% Convertible Senior Note Due 2015 (included as part of Exhibit 4.1)(2)
10.1	*	Master Loan and Security Agreement, dated as of December 8, 2011, between ACRC Lender C LLC, as borrower, and Citibank, N.A., as lender(3)
10.2	*	Custodial Agreement, dated as of December 8, 2011, between ACRC Lender C LLC, as borrower, Citibank, N.A., as lender, and U.S. Bank National Association, as custodian(3)
10.3	*	Deposit Account Control Agreement, dated as of December 8, 2011, between ACRC Lender C LLC, Citibank, N.A., as lender, and Bank of America, N.A., as bank(3)
10.4	*	Pledge and Security Agreement, dated as of December 8, 2011, by ACRC Lender LLC, as pledgor, for the benefit of Citibank, N.A., as lender(3)
10.5	*	First Amendment to Master Loan and Security Agreement, dated as of April 16, 2012, between ACRC Lender C LLC, as borrower, and Citibank, N.A., as lender(4)
10.6	*	Second Amended and Restated Note, dated as of July 12, 2013, among ACRC Lender C LLC, as borrower, and Citibank, N.A., as lender(10)
10.7	*	Substitute Guaranty Agreement, dated as of May 1, 2012, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Citibank, N.A., as lender(5)
10.8	*
Second Amendment to Master Loan and Security Agreement, dated as of July 12, 2013, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender(10)
10.9	*	Second Amendment to Substitute Guaranty Agreement, dated as of July 12, 2013, among Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender(10)
10.10		Amendment No. 3 to Master Repurchase and Securities Contract, dated as of November 8, 2013, between ACRC Lender W LLC, as seller, and Wells Fargo Bank, National Association, as buyer and custodian

Exhibit Number		Exhibit Description
10.11		Amended and Restated Master Repurchase and Securities Contract, dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as sellers, and Wells Fargo Bank, National Association, as buyer
10.12
Amended and Restated Custodial Agreement, dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as sellers, and Wells Fargo Bank, National Association, as buyer and custodian
10.13
Amended and Restated Controlled Account Agreement (Waterfall Account), dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as debtors, and Wells Fargo Bank, National Association, as secured party and depository bank
10.14		Amended and Restated Pledge and Security Agreement, dated as of December 20, 2013, by ACRC Lender LLC, as pledgor, in favor of Wells Fargo Bank, National Association, as secured party
10.15		Amended and Restated Guarantee Agreement, dated as of December 20, 2013, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Wells Fargo Bank, National Association, as bank
10.16	*	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC(5)
10.17		Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation
10.18		First Amendment to Management Agreement, dated as of September 30, 2013, by and between Ares Commercial Real Estate Corporation and Ares Commercial Real Estate Management LLC.
10.19	*	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC(5)
10.20	*
Master Revolving Line of Credit Agreement, dated May 18, 2012, among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender(7)
10.21	*	Guaranty Agreement, dated as of May 18, 2012, by Ares Commercial Real Estate Corporation, as guarantor, for the benefit of Capital One, National Association, as lender(7)
10.22	*
First Amendment to Master Revolving Line of Credit Loan Agreement, dated September 27, 2012, between and among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender(8)
10.23	*
Second Amendment to Master Revolving Line of Credit Agreement, dated July 26, 2013, among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender(11)
10.24	*
Letter Agreement re: Closing Statement Reference Date, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, The Alliant Company, LLC, a Florida limited liability company, and Alliant Inc., a Florida corporation(12)

Exhibit Number		Exhibit Description
10.25	*	Letter Agreement re: "Greenleaf at Broadway" Reimbursable Loss Loan, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, The Alliant Company, LLC, a Florida limited liability company, and Alliant Inc., a Florida corporation(12)
10.26	*	Registration Rights Agreement, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, Alliant Inc. and The Alliant Company, LLC(13)
10.27	*
Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of April 17, 2010, by and among EF&A Funding, L.L.C. (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto(14)
10.28	*
First Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of June 30, 2010, by and among EF&A Funding, L.L.C. (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto(14)
10.29	*
Second Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of June 30, 2011, by and among EF&A Funding, L.L.C (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto(14)
10.30	*
Third Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of June 20, 2012, by and among EF&A Funding, L.L.C. (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto(14)
10.31	*
Fourth Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of August 1, 2012, by and among EF&A Funding, L.L.C. (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto(14)
10.32	*
Fifth Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of June 28, 2013, by and among EF&A Funding, L.L.C. (now known as ACRE Capital LLC), Bank of America, N.A., as Credit Agent, and the Lenders party thereto(14)
10.33	*
Sixth Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of September 5, 2013, by and among ACRE Capital LLC, Bank of America, N.A., as Credit Agent, and the Lenders party thereto(13)
10.34	*
Pooling and Servicing Agreement, dated as of November 1, 2013, among ACRC 2013-FL1 Depositor LLC, as depositor, Wells Fargo Bank, National Association, as master servicer, Ares Commercial Real Estate Servicer LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor(16)
10.35	*	Trust Asset Purchase Agreement, dated as of November 19, 2013, between ACRC Lender LLC, as seller, and ACRC 2013-FL1 Depositor LLC, as purchaser(16)
10.36	*	2012 Equity Incentive Plan(1)
10.37	*	Form of Restricted Stock Agreement(6)
10.38	*	Form of Indemnification Agreement with directors and certain officers(5)

Exhibit Number		Exhibit Description
10.39	*	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC(5)
14.1		Code of Business Conduct and Ethics of Ares Commercial Real Estate Corporation(15)
21.1		Subsidiaries of Ares Commercial Real Estate Corporation
23.1		Consent of Ernst & Young LLP
31.1		Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*
Previously filed

(1)
Incorporated by reference to Exhibits 3.1, 3.2 and 10.1, as applicable, to the Company's Form S-8 (File No. 333-181077), filed on May 1, 2012.

(2)
Incorporated by reference to Exhibits 4.1 and 4.2, as applicable to the Company's Form 8-K (File No. 001-35517), filed on December 19, 2012.

(3)
Incorporated by reference to Exhibits 10.8, 10.11, 10.12 and 10.15, as applicable, to the Company's Registration Statement on Amendment No. 4 to Form S-11 (File No. 333-176841), filed on April 17, 2012.

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

(7)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable to the Company's Form 8-K (File No. 001-35517), filed on May 24, 2012.

(8)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ending September 30, 2012 (File No. 001-35517), filed on November 7, 2012.

(9)
Incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Amendment No. 2 to Form S-11 (File No. 333-176841), filed on March 21, 2012.

(10)
Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K (File No. 001-35517), filed on May 15, 2013.

(11)
Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on July 17, 2013.

(12)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on July 30, 2013.

(13)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on August 30, 2013.

(14)
Incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q (File No. 001-35517), filed on November 13, 2013.

(15)
Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 to the Company's Form 8-K (File No. 001-35517), filed on September 6, 2013.

(16)
Incorporated by reference to Exhibit 14.1 to the Company's Form 10-K (File No. 001-35517), filed on April 1, 2013.

(17)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 10-K (File No. 001-35517), filed on November 25, 2013.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and the Period from September 1, 2011 (Inception) to December 31, 2011	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and the Period from September 1, 2011 (Inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and the Period from September 1, 2011 (Inception) to December 31, 2011	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ares Commercial Real Estate Corporation

        We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012 and the period from September 1, 2011 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ares Commercial Real Estate Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and the period from September 1, 2011 (Inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 17, 2014

ARES COMMERICAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$20,100	$23,390
Restricted cash	16,954	3,210
Loans held for investment ($493,783 related to consolidated VIE)	958,495	353,500
Loans held for sale, at fair value	89,233	—
Mortgage servicing rights, at fair value	59,640	—
Other assets ($2,552 of interest receivable related to consolidated VIE)	32,493	7,759

Total assets	$1,176,915	$387,859

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$264,419	$144,256
Convertible notes	67,815	67,289
Commercial mortgage-backed securitization debt (consolidated VIE)	395,027	—
Allowance for loss sharing	16,480	—
Due to affiliate	2,796	1,320
Dividends payable	7,127	2,316
Other liabilities ($384 of interest payable related to consolidated VIE)	17,035	7,240

Total liabilities	770,699	222,421

Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized at December 31, 2013 and 2012, no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2013 and 2012, 28,506,977 and 9,267,162 shares issued and outstanding at December 31, 2013 and 2012, respectively	284	92
Additional paid in capital	419,405	169,200
Accumulated deficit	(13,473)	(3,854)

Total stockholders' equity	406,216	165,438

Total liabilities and stockholders' equity	$1,176,915	$387,859

See accompanying notes to consolidated financial statements.

ARES COMMERICAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended December 31,		For the Period from September 1, 2011 (Inception) to December 31, 2011
	2013	2012
Net interest margin:
Interest income from loans held for investment	$37,600	$9,278	$3
Interest expense	(8,774)	(2,342)	(39)

Net interest margin	28,826	6,936	(36)

Mortgage banking revenue:
Servicing fees, net	5,802	—	—
Gains from mortgage banking activities	5,328	—	—
Provision for loss sharing	(6)	—	—
Change in fair value of mortgage servicing rights	(2,697)	—	—

Mortgage banking revenue	8,427	—	—

Other income	1,333	—	—

Total revenue	38,586	6,936	(36)

Expenses:
Other interest expense	6,556	216	—
Management fees to affiliate	4,241	1,665	—
Professional fees	2,924	1,194	58
Compensation and benefits	5,456	—	—
Acquisition and investment pursuit costs	4,079	—	—
General and administrative expenses	3,955	1,285	69
General and administrative expenses reimbursed to affiliate	3,610	1,619	—

Total expenses	30,821	5,979	127
Changes in fair value of derivatives	1,739	(97)	—

Income from operations before gain on acquisition and income taxes	9,504	860	(163)
Gain on acquisition	4,438	—	—

Income before income taxes	13,942	860	(163)
Income tax expense	176	—	—

Net income	13,766	860	(163)
Less loss attributable to Series A Convertible Preferred Stock:
Preferred dividends	—	(102)	—
Accretion of redemption premium	—	(572)	—

Net income attributable to common stockholders	$13,766	$186	$(163)

Net income per common share:
Basic and diluted earnings per common share	$0.72	$0.03	$(8.56)
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	18,989,500	6,532,706	19,052
Diluted weighted average shares of common stock outstanding	19,038,152	6,567,309	19,052

See accompanying notes to consolidated financial statements.

ARES COMMERICAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
	Shares	Amount
Balance at September 1, 2011 (Inception)	—	$—	$—	$—	$—
Private issuance of common stock	—	—	6,600	—	6,600
Net loss	—	—	—	(163)	(163)

Balance at December 31, 2011	—	—	6,600	(163)	6,437

Authorized increase in common stock	330,000	3	(3)	—	—
Private issuance of common stock	1,170,000	12	23,388	—	23,400
Sale of common stock	7,700,000	77	142,373	—	142,450
Stock-based compensation	67,162	—	338	—	338
Offering costs	—	—	(3,496)	—	(3,496)
Net income	—	—	—	186	186
Dividends declared	—	—	—	(3,877)	(3,877)

Balance at December 31, 2012	9,267,162	92	169,200	(3,854)	165,438

Sale of common stock	18,601,590	186	250,501	—	250,687
Issuance of common stock-acquisition of ACRE Capital	588,235	6	7,506	—	7,512
Offering costs	—	—	(8,412)	—	(8,412)
Stock-based compensation	49,990	—	524	—	524
Net income	—	—	—	13,766	13,766
2015 Convertible Notes	—	—	86	—	86
Dividends declared	—	—	—	(23,385)	(23,385)

Balance at December 31, 2013	28,506,977	$284	$419,405	$(13,473)	$406,216

        .

See accompanying notes to consolidated financial statements.

ARES COMMERICAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
			For the Period From September 1, 2011 (Inception) to December 31, 2011
	2013	2012
Operating activities:
Net income (loss)	$13,766	$860	$(163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	1,922	698	39
Gains attributable to fair value of future servicing rights	(2,293)	—	—
Change in fair value of loan commitments	(1,056)	—	—
Change in fair value of forward sale commitments	239	—	—
Change in fair value of mortgage servicing rights	2,697	—	—
Accretion of deferred loan origination fees and costs	(2,366)	(400)	—
Provision for loss sharing	6	—	—
Cash paid to settle loss sharing obligations	(2,040)	—	—
Originations of mortgage loans held for sale	(84,150)	—	—
Sale of mortgage loans held for sale to third parties	102,363	—	—
Stock-based compensation	524	338	—
Changes in fair value of derivatives	(1,739)	97	—
Amortization of convertible notes issuance costs	826	—	—
Accretion of convertible notes	526	—	—
Gain on acquisition	(4,438)	—	—
Depreciation expense	38	—	—
Deferred tax expense	61	—	—
Changes in operating assets and liabilities:
Restricted cash	1,648	—	—
Other assets	(4,414)	(2,508)	188
Due to affiliate	1,476	1,089	231
Other liabilities	208	—	—
Accounts payable and accrued expenses	1,640	1,778	123

Net cash provided by operating activities	25,444	1,952	418

Investing activities:
Issuance of and fundings on loans held for investment	(675,607)	(351,875)	(5,055)
Principal repayment of loans held for investment	66,920	180	—
Receipt of origination fees	6,058	3,540	110
Issuance of mortgage loans held for sale	(84,769)	—	—
Acquisition of ACRE Capital, net of cash acquired	(58,258)	—	—
Purchases of property and equipment	(41)	—	—

Net cash used in investing activities	(745,697)	(348,155)	(4,945)

Financing activities:
Proceeds from secured funding arrangements	703,154	278,353	—
Repayments of secured funding arrangements	(582,991)	(134,097)	—
Secured funding costs	(7,033)	(2,323)	(833)
Proceeds from unsecured convertible debt	—	69,000	—
Convertible notes issuance costs	—	(2,748)	—
Proceeds from warehouse lines of credit	97,676	—	—
Repayments of warehouse lines of credit	(112,148)	—	—
Proceeds from issuance of Series A convertible preferred stock	—	5,723	—
Proceeds from sale of common stock	250,687	165,850	6,600
Proceeds from issuance of debt of consolidated VIE	395,027	—	—
Redemption of Series A convertible preferred stock	—	(6,295)	—
Payment of offering costs	(8,834)	(3,448)	—
Common dividend payment	(18,575)	(1,560)	—
Series A preferred dividend	—	(102)	—

Net cash provided by financing activities	716,963	368,353	5,767

Change in cash and cash equivalents	(3,290)	22,150	1,240
Cash and cash equivalents, beginning of period	23,390	1,240	—

Cash and cash equivalents, end of period	$20,100	$23,390	$1,240

Supplemental Information:
Interest paid during the period	$11,317	$1,254	$—
Supplemental disclosure of noncash investing and financing activities:
Dividends payable	$7,127	$2,316	$—
Deferred financing and offering costs	$174	$244	$596
Issuance of common stock for acquisition of ACRE Capital	$7,512	$—	$—
Fair value of assets acquired from ACRE Capital, net of cash acquired	$112,609	$—	$—
Fair value of liabilities assumed from ACRE Capital	$48,401	$—	$—

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2013
(in thousands, except share and per share data, percentages and as otherwise indicated)

1.     ORGANIZATION

        Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the "Company" and "ACRE") is a specialty finance company that is primarily focused on directly originating, managing and servicing a diversified portfolio of commercial real estate ("CRE") debt-related investments for the Company's own account. The Company's target investments include senior loans, bridge loans, subordinated mortgages and B-Notes, preferred equity and other CRE-related investments. Through Ares Commercial Real Estate Management LLC ("ACREM" or the Company's "Manager"), a Securities and Exchange Commission ("SEC") registered investment adviser and a wholly owned subsidiary of Ares Management LLC, or "Ares Management," a global alternative asset manager and also a SEC registered investment adviser, it has investment professionals strategically located across the nation who directly source new loan opportunities for the Company with owners, operators and sponsors of CRE properties. The Company generally holds its loans for investment and earns interest and interest-related income. This is the Company's primary business segment, referred to as the principal lending business.

        The Company is also engaged in the mortgage banking business through its wholly owned subsidiary, ACRE Capital LLC ("ACRE Capital"), which the Company believes is complementary to its principal lending business. In this business segment, the Company directly originates long-term senior loans collateralized by multifamily and senior-living properties and sells them to third parties pursuant to government and government-sponsored entity ("GSE") programs. While the Company earns little interest income from these activities as it generally only holds loans for short periods, the Company receives origination fees when it closes loans and sale premiums when it sells loans. The Company also retains the rights to service the loans, which are known as mortgage servicing rights ("MSRs") and receive fees for providing such service during the life of the loans which generally last ten years or more.

        Because the Company operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties), the Company can offer a wider array of financing solutions to its customers, including (i) short and long-term loans ranging from one to ten (or more) years, (ii) bridge and permanent loans, (iii) floating and fixed rate loans, and (iv) loans collateralized by development, value-add (or transitional) and stabilized properties. The Company also has the flexibility to provide a combination of solutions to its customers, including instances where the Company's principal lending business provides a short-term, bridge loan to an owner of multifamily properties while the Company's mortgage banking business seeks long-term permanent financing for the same customer. This provides the Company the opportunity to offer a customer an efficient "one stop" financial product and at the same time earn revenues at multiple times in the relationship with the customer. First, the Company earns interest and interest-related income while holding the short term bridge loan. Second, the Company earns origination fees and sale premiums when the Company provides permanent financing and sells the loans under GSE programs. And, third, the Company earns servicing fees from MSRs that the Company retains on the permanent loans.

        The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the "IPO") in May 2012. The Company is externally managed by its Manager, a wholly owned subsidiary of Ares Management, a global alternative asset manager and a SEC registered investment adviser, pursuant to the terms of a management agreement.

        From the commencement of the Company's operations, it has been focused on its principal lending business. The Company's loans, referred to as its "principal lending target investments," are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior living and other commercial real estate properties, or by ownership interests therein and include: (a) "transitional senior" mortgage loans, (b) "stretch senior" mortgage loans, (c) "bridge financing" mortgage loans that provide short-term financing to borrowers ranging from six to 24 months in term. Bridge loans may be used to provide financing to borrowers seeking GSE permanent loans while they work through the application process or in the event the underlying properties need additional time to stabilize before locking in long-term debt, (d) subordinated real estate loans such as B-Notes, mezzanine loans, certain rated tranches of securitizations and (e) other select CRE debt and preferred equity investments. "Transitional senior" mortgage loans provide strategic, flexible, short-term financing solutions for owners of transitional CRE middle-market assets that are the subject of a business plan that is expected to enhance the value of the property. "Stretch senior" mortgage loans provide flexible "one stop" financing for owners of CRE middle-market assets that are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows. These mortgage loans typically have higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans provided by banks, insurance companies and other CRE lenders and are generally non-recourse to the borrower (as compared to conventional mortgage loans, which are often with partial or full recourse to the borrower).

        On August 30, 2013, the Company commenced its complementary mortgage banking business by acquiring all of the outstanding common units of EF&A Funding, L.L.C., d/b/a Alliant Capital LLC ("Alliant"), a Michigan limited liability company (the "Acquisition"), which the Company renamed ACRE Capital LLC ("ACRE Capital") at closing. The Company paid approximately $53.4 million in cash, subject to adjustment, and issued 588,235 shares of its common stock in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") as consideration for the Acquisition. The transaction was accounted for as a business combination under Financial Accounting Standards Board ("FASB") Accounting Standard Codification "(ASC") Topic 805, Business Combinations ("ASC 805"). In the mortgage banking business segment, the Company directly originates and sells loans with a focus on lending for multifamily and senior-living properties under GSE programs while retaining MSRs.

        The Company has elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2012. The Company generally will not be subject to U.S. federal income taxes on its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that it annually distributes all of its REIT taxable income to stockholders and complies with various other requirements as a REIT.

        In connection with the Acquisition, the Company created a wholly owned subsidiary, ACRE Capital Holdings LLC ("TRS Holdings"), to hold the common units of ACRE Capital. An entity classification election to be taxed as a corporation and a taxable REIT subsidiary ("TRS") election were made with respect to TRS Holdings. In addition, in December 2013, the Company formed a new wholly owned subsidiary, ACRC Lender W TRS LLC ("ACRC TRS"), for which an entity classification election to be taxed as a corporation and a TRS election were made, in order to issue and hold certain loans intended for sale. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a

REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm's-length basis.

2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles ("GAAP") and include the accounts of the Company, the consolidated variable interest entity ("VIE") for which the Company controls and is the primary beneficiary, and its wholly owned subsidiaries, including the results of operations of ACRE Capital from September 1, 2013 (the "Accounting Effective Date") to December 31, 2013. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company's results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities

        The Company evaluates all of its interests in VIEs for consolidation. When the Company's interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. FASB ASC Topic 810, Consolidation ("ASC 810"), defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary and it does not consolidate the VIE.

        To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, the Company considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE's economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE.

        To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all of its economic interests, including debt and equity investments, servicing fees, and other arrangements deemed to be variable interests in the VIE. This assessment requires that the Company applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE's capital structure; and the reasons why the interests are held by the Company.

        The Company issued a commercial mortgage backed security ("CMBS") which is a rated security issued by a CMBS trust and it retained the subordinated portion of the trust. The CMBS trust is treated for U.S. federal income tax purposes as a real estate mortgage investment conduit. A related party of the Company has the role of special servicer. In the related party's role as special servicer, the Company has the power to direct activities of the trust during the loan workout process on defaulted and delinquent loans, as permitted by the underlying contractual agreements. In exchange for these services, the related party of the Company receives a fee. These rights give the Company the ability to direct activities that could significantly impact the CMBS trust's economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove the special servicer, the Company does not have the power to direct activities that most significantly impact the CMBS trust's economic performance. The Company evaluated its positions in such investments for consolidation.

        For VIEs in which the Company is determined to be the primary beneficiary, all of the underlying assets, liabilities, equity, revenue and expenses of the structures are consolidated into the Company's consolidated financial statements.

        The Company performs an ongoing reassessment of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding our involvement with a VIE causes the Company's consolidation conclusion regarding the VIE to change.

Segment Reporting

        Prior to the Acquisition, the Company focused primarily on originating, investing in and managing middle-market CRE loans and other CRE-related investments and operated in one reportable business segment. As a result of the Acquisition, the Company now has two reportable business segments: principal lending, and through ACRE Capital, mortgage banking of multifamily CRE loans. ACRE Capital is included in the consolidated financial statements for the period from September 1, 2013 to December 31, 2013. See Note 19 for further discussion of the Company's reportable business segments.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation. Deferred financing costs and accrued interest receivable have been reclassified into other assets in the consolidated balance sheets. Derivative liability and accounts payable and accrued expenses have been reclassified into other liabilities in the consolidated balance sheets. Interest receivable and refundable deposits have been reclassified into other assets in the consolidated statements of cash flows. The unrealized loss on the 2015 Convertible Notes has been reclassified into changes in fair value of derivatives in the consolidated statements of operations.

Cash and Cash Equivalents

        Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions.

Restricted Cash

        Restricted cash includes escrow deposits for taxes, insurance, leasing outlays, capital expenditures, tenant security deposits and payments required under certain loan agreements. These escrow deposits are held on behalf of the respective borrowers and are offset by escrow liabilities included in "Other liabilities" in the consolidated balance sheets. As of December 31, 2013, ACRE Capital's restricted cash consisted of reserves that are a requirement of the Delegated Underwriting and Servicing ("DUS") program and borrower deposits, which represent funds that were collected for the processing of the borrowers loan applications and loan commitments.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash, loans held for investment, mortgage servicing rights ("MSR"), loans held for sale, interest receivable, derivative financial instruments and allowance for loss sharing. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the FDIC-insured limit. The Company has exposure to credit risk on its loans held for investment and through its subsidiary ACRE Capital, the Company has exposure on credit risk on loans held for sale and the servicing portfolio whereby ACRE Capital shares in the risk of loss (see Note 7). The Company's Manager will seek to manage credit risk by performing credit fundamental analysis of potential collateral assets.

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

        In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2013, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011, there are no impairments on the Company's loan portfolio.

Loans held for sale

        Through its subsidiaries, ACRE Capital and ACRC TRS, the Company originates multifamily mortgage loans, which are recorded at fair value. The holding period for loans made by ACRE Capital is approximately 30 days. The carrying value of the mortgage loans sold is reduced by the value allocated to the associated retained MSRs based on relative fair value at the time of the sale. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the adjusted value of the related mortgage loans sold.

        Although the Company generally holds its target investments as long-term investments within its principal lending business, the Company may occasionally classify some of its investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale, at fair value in the Company's consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. As of December 31, 2013, the Company had one loan held for sale in its principal lending business of $84.8 million, net of deferred fees, included in the $89.2 million of loans held for sale in the consolidated balance sheets.

Mortgage Servicing Rights

        When a mortgage loan is sold, ACRE Capital retains the right to service the loan and recognizes the MSR at fair value. The initial fair value represents expected net cash flows from servicing, as well as borrower prepayment penalties, interest earnings on escrows and interim cash balances, delinquency rates, late charges along with ancillary fees that are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. After initial recognition, changes in the MSR fair value are included within change in fair value of mortgage servicing rights in the Company's consolidated statements of operations for the period in which the change occurs.

Intangible Assets

        Intangible assets consist of ACRE Capital's licenses permitting it to participate in programs offered by the Federal National Mortgage Association ("Fannie Mae") and the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, "HUD"). These licenses are intangible assets with indefinite lives and were acquired in connection with the Acquisition. As of the date of the Acquisition, these assets are recorded at fair value. The Company evaluates identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

Deferred Financing Costs

        Deferred financing costs are capitalized and amortized over the terms of the respective debt instrument.

Derivative Financial Instruments

        The Company does not hold or issue derivative instruments for trading purposes. The Company recognizes derivatives on its balance sheet, measures them at their estimated fair value and recognizes changes in their estimated fair value in the Company's results of operations for the period in which the change occurs.

        On December 19, 2012, the Company issued $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015 (the "2015 Convertible Notes"). The conversion features of the 2015 Convertible Notes were deemed to be an embedded derivative under FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, the Company was required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. Prior to June 26, 2013, the Company recognized the embedded derivative as a liability on its balance sheet, measured at its estimated fair value and recognized changes in its estimated fair value within changes in fair value of derivatives in the Company's consolidated statements of operations for the period in which the change occurs. See Note 6 for information on the derivative liability reclassification.

        Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding.

In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings.

Fair Value Measurements

        The Company determines the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The financial instruments recorded at fair value on a recurring basis in the Company's consolidated financial statements are derivative financial instruments, MSRs and loans held for sale. The Company has not elected the fair value option for certain other financial instruments, including loans held for investment, secured funding agreements and other debt instruments. Such financial instruments are carried at cost. Fair value is separately disclosed (see Note 14). The three levels of inputs that may be used to measure fair value are as follows:

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

Allowance for loss sharing

        When a loan is sold under the Fannie Mae DUS program, ACRE Capital undertakes an obligation to partially guarantee the performance of the loan. The date ACRE Capital commits to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. Subsequent to the initial commitment date, the Company monitors the performance of each loan for events or circumstances which may signal a liability to be recognized if there is a probable and estimable loss. The initial fair value of the guarantee is estimated by examining historical loss share experienced in the ACRE Capital portfolio since inception. The initial fair value of the guarantee is included within provision for loss sharing in the Company's consolidated statements of operations. These historical loss shares serve as a basis to derive a loss share rate which is then applied to the current ACRE Capital portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis).

Servicing fee payable

        ACRE Capital provides additional payments to certain personnel by providing them with a percentage of the servicing fee revenue that is earned by ACRE Capital, which is initially recorded as a liability when the MSR is obtained and expensed as the servicing fee is earned over the life of the related mortgage loan ("servicing fee payable"). ACRE Capital incurs an expense over the life of each loan as long as the related loan is performing. If a particular loan is not performing, the recipient will not receive the additional compensation on that loan, and if a loss sharing event is triggered, the recipient will not receive a portion of the additional compensation on other loans. The servicing fee payable is included within other liabilities in the consolidated balance sheets and the related expense is included within servicing fee revenue on a net basis in the consolidated statements of operations.

Revenue Recognition

        Interest income from loans held for investment is accrued based on the outstanding principal amount and the contractual terms of each loan. For loans held for investment, origination fees, contractual exit fees and direct loan origination costs are also recognized in interest income from loans held for investment over the initial loan term as a yield adjustment using the effective interest method. Fees earned on loans held for sale are included within gains from mortgage banking activities below.

        Servicing fees are earned for servicing mortgage loans, including all activities related to servicing the loans, and are recognized as services are provided over the life of the related mortgage loan. Also included in servicing fees are the fees earned on borrower prepayment penalties and interest earned on borrowers' escrow payments and interim cash balances, along with other ancillary fees.

        Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments, attributable to the loan commitments and forward sale commitments. The initial fair value of MSRs, loan origination fees, gain on the sale of loans, and certain direct loan origination costs for loans held for sale are recognized when ACRE Capital commits to make a loan to a borrower. When the Company enters into a sale agreement and transfers the mortgage loan to the seller, the Company recognizes a MSR asset equal to the present value of the expected net cash flows associated with the servicing of loans sold.

Stock-Based Compensation

        The Company recognizes the cost of stock-based compensation, which is included within general and administrative expenses in the consolidated statements of operations. The fair value of the time vested restricted stock or restricted stock units granted is recorded to expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders' equity. For grants to directors, officers and employees, the fair value is determined based upon the market price of the stock on the grant date.

Underwriting Commissions and Offering Costs

        Underwriting commissions and offering costs incurred in connection with common stock offerings are reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering are expensed when incurred. Underwriting commissions that are the responsibility of and paid by a related party, such as the Company's Manager, are reflected as a contribution of additional paid-in capital from a sponsor in the consolidated financial statements.

Income Taxes

        The Company has elected and qualified for taxation as a REIT commencing with its taxable year ended December 31, 2012. As a result of the Company's REIT qualification and its distribution policy, the Company does not generally pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company's REIT taxable income to the Company's stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company's four subsequent taxable years. Even though the Company currently qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company's income and property and to U.S. federal income and excise taxes on the Company's undistributed REIT taxable income.

        The Company currently owns 100% of the equity of TRS Holdings and ACRC TRS, each of which is a TRS. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm's-length basis. For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company's GAAP consolidated earnings recognized by TRS Holdings and ACRC TRS.

        FASB ASC Topic 740, Income Taxes, ("ASC 740") prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2013 and 2012, based on the Company's evaluation, there is no reserve for any uncertain income tax positions. TRS Holdings and ACRC TRS recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

        For the years ended December 31, 2013 and 2012 and the period from September 1, 2011 (inception) to December 31, 2011, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Earnings per Share

        The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company's restricted stock and restricted stock units, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock, restricted stock units and convertible debt, except when doing so would be anti-dilutive. With respect to the 2015 Convertible Notes (as defined above), the Company has the ability and intention to settle the principal in cash and to settle any amount above par in shares of the Company's common stock if the conversion options were exercised. As such, the Company is applying the treasury stock method when determining the dilutive impact on earnings per share.

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

3.     LOANS HELD FOR INVESTMENT

        As of December 31, 2013, the Company had originated or co-originated 33 loans secured by CRE middle-market properties, excluding three loans that were repaid during the year ended December 31, 2013. The aggregate originated commitment under these loans at closing was approximately $1.1 billion and outstanding principal was $965.4 million as of December 31, 2013. During the year ended December 31, 2013, the Company funded approximately $675.6 million and received repayments of $66.9 million on its net $965.4 million of outstanding principal as described in more detail in the tables below. Such investments are referred to herein as the Company's investment portfolio. References to LIBOR or "L" are to 30-day LIBOR (unless otherwise specifically stated).

        The Company's investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables present an overview of the investment portfolio in the Company's principal lending business as of December 31, 2013 and 2012:

	December 31, 2013
$ in thousands	Carrying Amount(1)	Outstanding Principal(1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield	Weighted Average Remaining Life (Years)
Senior mortgage loans	$867,578	$873,781	5.1%	5.6%	2.4
Subordinated and mezzanine loans	90,917	91,655	9.8%	10.2%	3.6

Total	$958,495	$965,436	5.5%	6.0%	2.5

	December 31, 2012
$ in thousands	Carrying Amount(1)	Outstanding Principal(1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield	Weighted Average Remaining Life (Years)
Senior mortgage loans	$312,883	$315,750	5.9%	6.8%	2.8
Subordinated and mezzanine loans	40,617	41,000	9.9%	11.4%	2.4

Total	$353,500	$356,750	6.4%	7.4%	2.8

(1)
The difference between the carrying amount and the outstanding principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

        A more detailed listing of the Company's current investment portfolio, based on information available as of December 31, 2013 is as follows:

(amounts in millions, except percentages)

Loan Type	Location	Total Commitment (at closing)		Outstanding Principal(1)		Carrying Amount(1)	Interest Rate		LIBOR Floor	Unleveraged Effective Yield(2)	Maturity Date(3)	Payment Terms(4)
Transitional Senior Mortgage Loans:
Retail	Chicago, IL	75.9		$70.0		$69.3	L+4.25%		0.3%	4.9%	Aug 2017	I/O
Office	Orange County, CA	75.0		75.0		74.3	L+3.75%		0.2%	4.2%	Aug 2017	I/O
Apartment	Brandon, FL	49.6		47.8		47.5	L+4.80%		0.5%	5.9%	Jan 2016	I/O
Apartment	McKinney, TX	45.3		40.3		40.0	L+3.75%		—	4.5%	Jul 2016	I/O
Office	Dallas, TX	105.8		44.2		43.1	L+5.00%		0.3%	6.0%	Jan 2017	I/O
Office	Austin, TX	38.0		33.0		32.8	L+5.75%- L+5.25%	(5)	1.0%	7.6%	Mar 2015	I/O
Industrial	Kansas City, MO	38.0		38.0		37.6	L+4.30%		0.3%	5.1%	Jan 2017	I/O
Apartment	New York, NY	38.4	(6)	37.4		37.1	L+5.00%		0.8%	6.1%	Oct 2017	I/O
Apartment	Houston, TX	35.5		32.9		32.6	L+3.75%		—	4.5%	Jul 2016	I/O
Office	Cincinnati, OH	35.5		28.5		28.4	L+5.35%- L+5.00%	(7)	0.3%	6.0%	Nov 2015	I/O
Apartment	New York, NY	26.3		25.5		25.4	L+5.75%- L+5.00%	(8)	0.2%	6.5%	Dec 2015	I/O
Office	Overland Park, KS	25.5		25.4		25.2	L+5.00%		0.3%	5.8%	Mar 2016	I/O
Apartment	Richmond, TX	28.2		25.1		24.9	L+3.65%		—	4.4%	Jan 2017	I/O
Apartment	Fort Worth, TX	25.4		23.0		22.9	L+3.65%		—	4.4%	Jan 2017	I/O
Apartment	Avondale, AZ	22.1		21.4		21.3	L+4.25%		1.0%	5.9%	Sep 2015	I/O
Apartment	New York, NY	21.9		20.3		20.1	L+5.75%- L+5.00%	(8)	0.2%	6.5%	Dec 2015	I/O
Apartment	New York, NY	21.8		20.1		20.0	L+5.75%- L+5.00%	(8)	0.2%	6.5%	Dec 2015	I/O
Flex/Warehouse	Springfield, VA	19.7		19.0		18.8	L+5.25%		0.3%	6.4%	Dec 2015	I/O
Office	San Diego, CA	17.1		14.9		14.7	L+3.75%		0.3%	4.5%	Jul 2016	I/O
Office	Irvine, CA	15.2		14.7		14.6	L+4.50%		0.3%	5.3%	Jul 2016	I/O
Office	Denver, CO	11.0		10.5		10.5	L+5.50%		1.0%	7.8%	Jan 2015	I/O
Apartment	New York, NY	16.5		14.3		14.1	L+4.50%		0.2%	5.2%	Dec 2016	I/O
Apartment	Decatur, GA	23.5	(9)	21.9		21.9	L+4.95%	(9)	0.5%	5.7%	Apr 2016	I/O
Apartment	Alpharetta, GA	38.6	(9)	36.1		36.1	L+4.95%	(9)	0.5%	5.7%	Apr 2016	I/O
Apartment	Chamblee, GA	46.0	(9)	42.6		42.6	L+4.95%	(9)	0.5%	5.7%	Apr 2016	I/O
Office	Fort Lauderdale, FL	37.0	(10)	30.3		30.3	L+5.25%	(10)	0.8%	6.3%	Feb 2015	I/O
Stretch Senior Mortgage Loans:
Office	Miami, FL	47.0		47.0	(11)	47.0	L+5.25%		1.0%	6.5%	Apr 2014	I/O
Office	Mountain View, CA	15.0		14.5		14.4	L+4.75%		0.5%	5.7%	Feb 2016	I/O
Subordinated Debt Investments:
Office	Chicago, IL	37.0		37.0		36.7	8.75%		—	9.1%	Aug 2016	I/O
Apartment	Long Island, NY	15.3		7.1		6.9	11.50%	(12)	—	11.9%	Nov 2016	I/O
Apartment	New York, NY	31.3		28.4		28.3	L+9.90%	(13)	0.2%	10.4%	Jan 2019	I/O
Office	Atlanta, GA	14.3		14.3		14.3	10.50%	(14)	—	11.0%	Aug 2017	I/O
Apartment	Houston, TX	4.9		4.9		4.8	L+11.00%	(15)	—	11.6%	Oct 2016	I/O

Total/Average		$1,097.6		$965.4		$958.5				6.0%

(1)
The difference between the carrying amount and the outstanding principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of December 31, 2013 or the LIBOR floor, as applicable. The Total/Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2013 as weighted by the Outstanding Principal balance of each loan.

(3)
The Dallas, Miami, Mountain View and Orange County loans are subject to one 12-month extension option. The Alpharetta, Austin, Avondale, Brandon, Chamblee, Chicago, Cincinnati, Decatur, Fort Lauderdale, Fort Worth Houston, Irvine, Long Island, McKinney, New York loans with a Maturity Date of December 2015 and December 2016, Richmond and San Diego loans are subject to two 12-month extension options. Certain extension options may be subject to performance based or other conditions as stipulated in the loan agreement.

(4)
I/O = interest only.

(5)
The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.25%.

(6)
On August 9, 2013, the Company entered into a loan modification that increased the commitment to fund by $2.3 million (commitment to fund increased from $36.1 million to $38.4 million) in order to pay for more rent stabilized conversions and pay other miscellaneous costs.

(7)
The initial interest rate for this loan of L+5.35% steps down based on performance hurdles to L+5.00%.

(8)
The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.00%.

(9)
These loans were originally structured as an A/B note in a cross collateralized loan pool with ACRE holding the B-note. In connection with the CMBS financing on November 19, 2013, the Company purchased the A-note and modified and split the combined loan into individual senior whole loans.

(10)
This loan was originally structured as an A/B note with ACRE holding the B-note. In connection with the CMBS financing on November 19, 2013, the Company purchased the A-note and the loan was modified and combined into a senior whole loan.

(11)
On March 8, 2013, the Company entered into a loan assumption transaction with a new sponsor group to facilitate the purchase of a Class B office building in Miami, FL that was collateralized by the Company's existing $47.0 million first mortgage loan.

(12)
The interest rate on this loan is 9.00% with 2.50% as payment-in-kind ("PIK") up to a certain dollar limit.

(13)
This $28.4 million (outstanding principal) subordinated loan was made together with an $85.2 million (outstanding principal) senior loan held for sale by the Company and has an initial interest rate of LIBOR + 9.90% and an unleveraged effective yield as of December 31, 2013 of 10.4%. The outstanding principal balance, interest rate and unleveraged effective yield of this subordinated loan may change based on the terms of the sale of the associated senior loan by the Company and as certain asset-level performance hurdles are met and future funding commitments are made.

(14)
The interest rate for this loan increases to 11.0% on September 1, 2014.

(15)
The interest rate on this loan is L+ 9.00% with 2.00% up to a certain dollar limit as PIK.

        As of December 31, 2013, the aggregate outstanding principal for the Company's loans held for investment and loans held for sale in its principal lending business was approximately $1.1 billion and the outstanding principal under the Company's loans held for investment was $965.4 million. A summary of the difference between outstanding principal on loans originated and held for sale is as follows (in thousands):

	As of December 31, 2013
Loans held for investment	$965,436
Loans held for sale	85,238	(1)

Total outstanding principal	$1,050,674

(1)
Represents the outstanding principal of an investment classified as loans held for sale within "loans held for sale, at fair value" in the Company's consolidated balance sheets.

        For the years ended December 31, 2013 and 2012, the activity in the Company's loan portfolio was as follows ($ in thousands):

Balance as December 31, 2011	$4,945
Initial funding	347,779
Receipt of origination fee, net of costs	(3,540)
Additional funding	4,096
Amortizing payments	(180)
Origination fee accretion	400

Balance at December 31, 2012	$353,500

Initial funding	640,384
Receipt of origination fee, net of costs	(6,058)
Additional funding	35,223
Amortizing payments	(150)
Origination fee accretion	2,366
Loan payoffs(1)	(66,770)

Balance at December 31, 2013	$958,495

(1)
On June 27, 2013, the stretch senior mortgage loan on the apartment building in Arlington, VA was paid off in the amount of $13.4 million. There was no gain(loss) with respect to the repayment of this loan; however, included in interest income from loans held for investment for the year ended December 31, 2013 is $146 thousand of accelerated loan origination fees and costs. On August 21, 2013, the stretch senior mortgage loan on the office building in Boston, MA was paid off in the amount of $34.7 million. There was no gain(loss) with respect to the repayment of this loan; however, included in interest income from loans held for investment for the year ended December 31, 2013 is $298 thousand of accelerated loan origination fees and costs. Additionally, on November 21, 2013, the subordinated debt investment on the apartment building in Rocklin, CA was paid off in the amount of $18.7 million. There was no gain(loss) or accelerated loan origination fees or costs associated with the repayment of this loan.

        No impairment charges have been recognized as of December 31, 2013 and 2012.

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

        As of December 31, 2013, the carrying value of MSRs was approximately $59.6 million.

        Activity related to MSRs for the year ended December 31, 2013 was as follows (in thousands):

For the year ended December 31, 2013
MSRs acquired in the ACRE Capital acquisition (See Note 18)	$61,236
Additions, following sale of loan	2,385
Changes in fair value	(2,697)
Prepayments and write-offs	(1,284)

Ending balance, as of December 31, 2013	$59,640

        As discussed in Note 2, the Company determines the fair values of the MSRs based on discounted cash flow models that calculate the present value of estimated future net servicing income. The fair values of ACRE Capital's MSR portfolio is subject to changes in interest rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital's MSRs outstanding as of December 31, 2013 by approximately $1.8 million.

5.     INTANGIBLE ASSETS

        As of December 31, 2013, the carrying values of the Company's intangible assets were $5.0 million, which are included within other assets in the Company's consolidated balance sheets. The identified intangible assets have indefinite lives and are not subject to amortization. The Company performs an annual assessment of impairment of its intangible assets in the fourth quarter of each year or whenever events or circumstances make it more likely than not that impairment may have occurred. As of December 31, 2013, there has been no impairment charges recognized.

6.     DEBT

Funding Agreements

        The Company borrows funds under the Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the ASAP Line of Credit and the BAML Line of Credit (collectively, the "Funding Agreements").

	As of December 31, 2013		As of December 31, 2012
$ in thousands	Outstanding Balances	Total Commitment	Outstanding Balances	Total Commitment
Wells Fargo Facility	$166,934	$225,000	$98,196	$172,500
Citibank Facility	97,485	125,000	13,900	86,225
Capital One Facility	—	100,000	32,160	50,000
ASAP Line of Credit	—	105,000	—	—
BAML Line of Credit	—	80,000	—	—

Total	$264,419	$635,000	$144,256	$308,725

        The secured funding agreements are generally collateralized by assignments of specific loans held for investment or loans held for sale owned by the Company. The secured funding agreements are guaranteed by the Company. Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the secured funding agreement used to fund them.

Wells Fargo Facility

        On December 14, 2011, the Company entered into a $75.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association (the "Wells Fargo Facility"), pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans, subject to available collateral. From May 22, 2012 to June 26, 2013, the total commitment under the Wells Fargo Facility was $172.5 million. Prior to June 27, 2013, advances under the Wells Fargo Facility accrued interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50%-2.75%. Since June 27, 2013, the total commitment under the Wells Fargo Facility was $225.0 million. On June 27, 2013, the pricing was reduced such that advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00%-2.50%. On May 15, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility. For the years ended December 31, 2013 and 2012, the Company incurred a non-utilization fee of $218 thousand and $222 thousand, respectively. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of December 31, 2013 and 2012, the outstanding balance on the Wells Fargo Facility was $166.9 million and $98.2 million, respectively.

        The Wells Fargo Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company's subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to total assets of not more than 75%, (g) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12 month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00,

(h) maintaining a tangible net worth of at least the sum of (1) 80% of the Company's tangible net worth as of May 22, 2012, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company, and (i) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. On November 8, 2013, the Wells Fargo Facility was modified to allow for pari passu senior participations in mortgage loans as eligible collateral, among other things. On December 20, 2013, the Wells Fargo Facility was modified to allow for mezzanine loan collateral, under certain circumstances among other things.

        As of December 31, 2013, the Company was in compliance in all material respects with the terms of the Wells Fargo Facility.

Citibank Facility

        On December 8, 2011, the Company entered into a $50.0 million secured revolving funding facility arranged by Citibank, N.A. (the "Citibank Facility") pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. From May 1, 2012 to July 11, 2013, the total commitment under the Citibank Facility was $86.2 million and from December 8, 2011 to April 16, 2012 the total commitment under the Citibank Facility was $50.0 million. Since July 12, 2013, the total commitment under the Citibank Facility was $125.0 million. Under the Citibank Facility, the Company borrows funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by the Company. Advances under the Citibank Facility accrue interest at a per annum rate based on 30 day LIBOR. From December 8, 2011 to July 11, 2013, the margin varied between 2.50% and 3.50% over the greater of 30 day LIBOR and 0.5%, based on the debt yield of the assets contributed into ACRC Lender C LLC, one of the Company's wholly owned subsidiaries and the borrower under the Citibank Facility. Since July 12, 2013, amounts outstanding under each individual loan accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.25% to 2.75% over the greater of 30 day LIBOR and 0.5%, based on the debt yield of the assets contributed into ACRC Lender C LLC.

        On March 3, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility. For the years ended December 31, 2013 and 2012, the Company incurred a non-utilization fee of $164 thousand and $133 thousand, respectively. The Company extended the funding period that ended on December 8, 2013 for an additional 12 months, subject to payment of an extension fee of $216 thousand. On July 12, 2013, the agreements governing the Citibank Facility were amended, among other things, to change the final repayment date from the latest date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility to the earlier of that date or July 2, 2018. As of December 31, 2013 and 2012, the outstanding balance on the Citibank Facility was $97.5 million and $13.9 million, respectively.

        The Citibank Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company's subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company's tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company's recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company's total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company's total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding twelve month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, and (d) if the Company's average debt yield across the portfolio of assets that are financed with the Citibank Facility falls below certain thresholds, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2013, the Company was in compliance in all material respects with the terms of the Citibank Facility.

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

        Under the Capital One Facility, the Company borrows funds on a revolving basis in the form of individual loans evidenced by individual notes. Each individual loan is secured by an underlying loan originated by the Company. From May 18, 2012 to July 25, 2013, amounts outstanding under each individual loan accrued interest at a per annum rate equal to the sum of (i) 30 day LIBOR, (ii) plus a pricing margin of 2.50% to 4.00%. Since July 26, 2013, amounts outstanding under each individual loan accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR, (ii) plus a pricing margin of 2.00% to 3.50%. The Company may request individual loans under the Capital One Facility through and including May 18, 2015, subject to successive 12-month extension options at the lender's discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of December 31, 2012, the outstanding balance on the Capital One Facility was $32.2 million. As of December 31, 2013, there was no outstanding balance under the Capital One Facility. The Company does not incur a non-utilization fee under the terms of the Capital One Facility.

        The Capital One Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company's subsidiaries, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company's tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA, as defined, to fixed charges) for the immediately preceding 12 month period ending on the last date of the applicable reporting period to be at least 1.25 to 1. Effective September 27, 2012, the agreements governing the Capital One Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which the Company reports "Loans held for investment" in excess of $200.0 million on the Company's quarterly consolidated balance sheet. As of December 31, 2012, the Company reported "Loans held for investment" in excess of $200.0 million. As a result, the Company tested the minimum fixed charge coverage ratio beginning with the three months ended March 31, 2013. As of December 31, 2013, the Company was in compliance in all material respects with the terms of the Capital One Facility.

Warehouse Lines of Credit

ASAP Line of Credit

        On August 25, 2009, ACRE Capital entered into a multifamily as soon as pooled ("ASAP") sale agreement with Fannie Mae, which was assumed as part of the Acquisition. As of December 31, 2013, the Fannie Mae ASAP Line of Credit (the "ASAP Line of Credit") had a borrowing capacity of $105.0 million with no expiration date. Fannie Mae advances payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement. The first installment is considered an advance to ACRE Capital from Fannie Mae and not a sale until the second advance and settlement is made. Installments received by ACRE Capital from Fannie Mae are financed on the ASAP Line of Credit, which charges interest at a floating daily rate of 30-day LIBOR+1.40% with a floor of 1.75% and is secured by the underlying originated loan. As of December 31, 2013, there was no outstanding balance under the ASAP Line of Credit.

BAML Line of Credit

        As of December 31, 2013, ACRE Capital maintained a line of credit with Bank of America, N.A. (the "BAML Line of Credit") of $80.0 million with a stated interest rate of Bank of America LIBOR Daily Floating Rate plus 1.60%. The BAML Line of Credit, which was assumed as part of the Acquisition, was amended in January 2014 to extend the maturity date to April 1, 2014. See Note 21 for a subsequent event related to the BAML Line of Credit. For the year ended December 31, 2013, the Company incurred a non-utilization fee of $26 thousand. As of December 31, 2013, there was no outstanding balance under the BAML Line of Credit.

        The BAML Line of Credit is collateralized by a first lien on ACRE Capital's interest in the mortgage loans that it originates. Advances from the BAML Line of Credit cannot exceed 100% of the principal amounts of the mortgage loans originated by ACRE Capital and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the warehouse line of credit. The terms of the BAML Line of Credit require ACRE Capital to comply with various covenants, including a minimum tangible net worth requirement. As of December 31, 2013, ACRE Capital was in compliance in all material respects with the terms of the BAML Line of Credit.

2015 Convertible Notes

        On December 19, 2012, the Company issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers' exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $2.1 million, were approximately $2.8 million. As of December 31, 2013 and 2012, the carrying value of the 2015 Convertible Notes was $67.8 million and $67.3 million, respectively.

        The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was 9.4% for the years ended December 31, 2013 and 2012. For the years ended December 31, 2013 and 2012, the interest expense incurred on this indebtedness was $6.2 million and $216 thousand, respectively. The 2015 Convertible Notes will mature on December 15, 2015 (the "Maturity Date"), unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are the Company's senior unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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

        On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company's common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company has the ability to fully settle in shares the conversion option and the embedded conversion option is no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of June 26, 2013, the conversion option's cumulative value of $86 thousand was reclassified to additional paid in capital and will no longer be marked-to-market through earnings. The remaining debt discount of $1.5 million as of June 26, 2013, which arose at the date of debt issuance from the original bifurcation, will continue to be amortized through other interest expense. As of December 31, 2013 and 2012, the derivative liability had a fair value of $0 and $1.8 million, respectively.

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

        At December 31, 2013, approximate principal maturities of the Company's Funding Agreements and the 2015 Convertible Notes are as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	Capital One Facility	2015 Convertible Notes	ASAP Line of Credit	BAML Line of Credit	Total
2014	$166,934	$—	$—	$—	$—	$—	$166,934
2015	—	—	—	69,000	—	—	69,000
2016	—	—	—	—	—	—	—
2017	—	97,485	—	—	—	—	97,485
2018	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—

	$166,934	$97,485	$—	$69,000	$—	$—	$333,419

7.     ALLOWANCE FOR LOSS SHARING

        Loans originated and sold by ACRE Capital to Fannie Mae under the Fannie Mae DUS program are subject to the terms and conditions of a Master Loss Sharing Agreement by ACRE Capital, which was amended and restated during 2012. Under the Master Loss Sharing Agreement, ACRE Capital is responsible for absorbing certain losses incurred by Fannie Mae with respect to loans originated under the DUS program, as described below in more detail.

        The losses incurred with respect to individual loans are allocated between ACRE Capital and Fannie Mae based on the loss level designation ("Loss Level") for the particular loan. Loans are designated as Loss Level I, Loss Level II or Loss Level III. All loans are designated Loss Level I unless Fannie Mae and ACRE Capital agree upon a different Loss Level for a particular loan at the time of the loan commitment, or if Fannie Mae determines that the loan was not underwritten, processed or serviced according to Fannie Mae guidelines.

        Losses on Loss Level I loans are shared 33.33% by ACRE Capital and 66.67% by Fannie Mae. The maximum amount of ACRE Capital's risk-sharing obligation with respect to any Loss Level I loan is 33.33% of the original principal amount of the loan. Losses incurred in connection with Loss Level II and Loss Level III loans are allocated disproportionately to ACRE Capital until ACRE Capital has absorbed the maximum level of its risk-sharing obligation with respect to the particular loan. The maximum loss allocable to ACRE Capital for Loss Level II loans is 30% of the original principal amount of the loan, and for Loss Level III loans is 40% of the original principal amount of the loan.

        According to the Master Loss Sharing Agreement, Fannie Mae may unilaterally increase the amount of the risk-sharing obligation of ACRE Capital with respect to individual loans without regard to a particular Loss Level if (i) the loan does not meet specific underwriting criteria, (ii) loan is defaulted within twelve (12) months after it is purchased by Fannie Mae, or (iii) Fannie Mae determines that there was fraud, material representation or gross negligence by ACRE Capital in its underwriting, closing, delivery or servicing of the loan. Under certain limited circumstances, Fannie Mae may require ACRE Capital to absorb 100% of the losses incurred on a loan by requiring ACRE Capital to repurchase the loan.

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

        As part of the Acquisition, Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the "Sellers"), are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital's allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers' failure to fulfill the funding or reimbursement obligations described above. As of December 31, 2013, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital is $1.9 million and is included within other assets in the consolidated balance sheets. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital's allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event shall Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

        ACRE Capital uses several tools to manage its risk-sharing obligation, including maintenance of disciplined underwriting and approval processes and procedures, and periodic review and evaluation of underwriting criteria based on underlying multifamily housing market data and limitation of exposure to particular geographic markets and submarkets and to individual borrowers. In situations where payment under the guaranty is probable and estimable on a specific loan, the Company records an additional liability through a charge to the provision for loss sharing in the consolidated statements of operations. The amount of the provision reflects the Company's assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, among other factors, the loss recognition occurs at or before the loan becoming 60 days delinquent.

        A summary of the Company's allowance for loss sharing for the year ended December 31, 2013 is as follows ($ in thousands):

For the Year Ended December 31, 2013
Allowance for loss sharing assumed in the ACRE Capital acquisition (See Note 18)	$18,386
Current period provision for loss sharing	6
Settlements/Writeoffs	(1,912)

Ending balance	$16,480

        As of December 31, 2013, the maximum quantifiable allowance for loss sharing associated with the Company's guarantees under the Fannie Mae DUS agreement was $1.3 billion from a total recourse at risk pool of $3.7 billion. Additionally, the non-at risk pool was $5.2 million. The at risk pool is subject to Fannie Mae's Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

8.     COMMITMENTS AND CONTINGENCIES

        The Company has various commitments to fund investments in its portfolio, extend credit and sell loans as described below.

        As of December 31, 2013 and 2012, the Company had the following commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated and mezzanine debt investments:

	As of December 31,
$ in thousands	2013	2012
Total commitments	$1,191,212	$405,695
Less: funded commitments	(1,050,674)	(356,930)

Total unfunded commitments	$140,538	$48,765

        Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2013, ACRE Capital had the following commitments to sell and fund loans:

$ in thousands	As of December 31, 2013
Commitments to sell loans	$56,115
Commitments to fund loans	$51,794

  Lease Commitments

        ACRE Capital is obligated under a number of operating leases for office spaces with terms ranging from less than one year to more than five years. Rent expense for the year ended December 31, 2013 was $230 thousand.

        The following table shows future minimum payments under the Company's operating leases for the year ended December 31, 2013 ($ in thousands):

For the year ended December 31, 2013
2014	$453
2015	234
2016	200
2017	124
2018	89
Thereafter	7

Total	$1,107

        The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2013, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

9.     DERIVATIVES

Non-designated Hedges

        Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which the Company has not elected to designate as hedges. Changes in the fair value of derivatives related to the loan commitments and forward sale commitments are recorded directly in "Gains from mortgage banking activities" and changes in the fair value of the embedded conversion option are included within changes in fair value of derivatives in the consolidated statements of operations.

Loan commitments and forward sale commitments

        Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitments with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings. Since the date of Acquisition through December 31, 2013, the Company entered into 20 loan commitments and 20 forward sale commitments.

        As of December 31, 2013, the Company had 2 loan commitments with a total notional amount of $51.8 million and 5 forward sale commitments with a total notional amount of $56.1 million, with maturities ranging from 24 to 60 days that were not designated as hedges in qualifying hedging relationships.

Right to acquire MSRs

        In connection with the Acquisition, the Company assumed the right to acquire the servicing for certain HUD loans at a future date. This right was contingent upon satisfaction of certain conditions, which were all satisfied in the fourth quarter of 2013. Accordingly, the Company will assume servicing of these loans on January 1, 2014. The derivative asset associated with the right to service these loans in 2014 is included within other assets in the consolidated balance sheets.

Embedded conversion option

        In connection with the issuance of the 2015 Convertible Notes, the Company could not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until the Company received stockholder approval for issuances above this threshold. As a result, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company's common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company had the ability to fully settle in shares the conversion option and the embedded conversion option was no longer required to be separately valued and accounted for as a derivative liability on a prospective basis.

        As of December 31, 2012, the Company's derivative liability associated with the issuance of the 2015 Convertible Notes was $1.8 million, which is included within other liabilities in the consolidated balance sheets. See Note 6 for information on the 2015 Convertible Notes and the derivative liability reclassification.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification within the Company's consolidated balance sheets as of December 31, 2013 and 2012 ($ in thousands):

	As of December 31,
	2013		2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Loan commitments	Other assets	$1,886	—	$—
Forward sale commitments	Other assets	272	—	—
Right to acquire MSRs	Other assets	1,717	—	—
Forward sale commitments	Other liabilities	(500)	—	—
Embedded conversion option	Other liabilities	—	Other liabilities	(1,825)

Total derivatives not designated as hedging instruments		$3,375		$(1,825)

10.   SERIES A CONVERTIBLE PREFERRED STOCK

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

11.   STOCKHOLDERS' EQUITY

        On May 9, 2013, the Company filed a registration statement on Form S-3 (the "Shelf Registration Statement"), with the SEC in order to permit the Company to offer, from time to time, in one or more offerings or series of offerings up to $1.5 billion of the Company's common stock, preferred stock, debt securities, subscription rights to purchase shares of the Company's common stock, warrants representing rights to purchase shares of the Company's common stock, preferred stock or debt securities, or units. On June 17, 2013, the registration statement was declared effective by the SEC.

        On June 21, 2013, the Company priced a public offering of 18,000,000 shares of its common stock at a public offering price of $13.50 per share (the "Offering"), raising gross proceeds of approximately $243.0 million. The Company incurred approximately $8.4 million in offering expenses related to the public offering resulting in net proceeds of $234.6 million. In connection with the Offering, the Company also granted the underwriters an option to purchase up to an additional 2.7 million shares of common stock. On July 9, 2013, the Company sold 601,590 shares of its common stock to the underwriters, pursuant to the underwriters' partial exercise of the option to purchase additional shares. The Company raised approximately $7.7 million in net proceeds from the sale of these additional shares of its common stock, which brought the total net proceeds of the offering to approximately $242.3 million. The Offering was made under the Company's Shelf Registration Statement. The net proceeds from the Offering are being used to invest in target investments, repay indebtedness, fund future funding commitments on existing loans and for other general corporate purposes.

        On August 30, 2013, the Company issued 588,235 shares of its common stock in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 as part of the consideration for the Acquisition. See Note 18 for additional information on the Acquisition.

Equity Incentive Plan

        On April 23, 2012, the Company adopted an equity incentive plan (the "2012 Equity Incentive Plan"). Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company's common stock, restricted stock units and/or other equity-based awards to the Company's outside directors, the Company's Chief Financial Officer, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of the Company's common stock immediately after giving effect to the issuance of the shares sold in the IPO). Any restricted shares of the Company's common stock and restricted stock units will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation, ("ASC 718") resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

        Restricted stock grants generally vest ratably over a one to four year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock grant, classified as dividends paid, equal to the per-share dividends received by common shareholders.

        The following table details the restricted stock grants awarded as of December 31, 2013.

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381

Total		120,069

        The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for directors, officers and employees as of December 31, 2013.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
Balance as of December 31, 2012	31,080	23,436	—	54,516
Granted	22,526	—	30,381	52,907
Vested	(25,269)	(6,250)	—	(31,519)
Forfeited	(2,917)	—	—	(2,917)

Balance as of December 31, 2013	25,420	17,186	30,381	72,987

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
2014	18,768	6,250	—	25,018
2015	5,818	6,250	—	12,068
2016	834	4,686	30,381	35,901
2017	—	—	—	—
2018	—	—	—	—

Total	25,420	17,186	30,381	72,987

        The following table summarizes the restricted stock compensation expense included in general and administrative expenses, the total fair value of shares vested and the aggregate grant date fair value of the restricted stock granted to the directors, officers and employees of the Company for the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
	2013				2012
	Restricted Stock Grants				Restricted Stock Grants
	Directors	Officers	Employees	Total	Directors	Officers	Total
Compensation expense included in general and administrative expenses	$408	$106	$10	$524	$285	$53	$338
Total fair value of shares vested(1)	366	92	—	458	182	26	208
Weighted average grant date fair value	289	—	398		756	423

(1)
Based on the closing price of the Company's common stock on the NYSE on each vesting date.

        As of December 31, 2013 and 2012, the total compensation cost related to non-vested awards not yet recognized totaled $967 thousand and $858 thousand, respectively, and the weighted-average period over which the non-vested awards are expected to be recognized is 2.17 years and 2.57 years, respectively.

12.   EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted earnings (loss) per common share for the years ended December 31, 2013, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011:

	For the Years Ended December 31,
			For the period From September 1, 2011 (Inception) to December 31, 2011
$ in thousands (except share and per share data)	2013	2012
Net income (loss) attributable to common stockholders:	$13,766	$186	$(163)
Divided by:
Basic weighted average shares of common stock outstanding:	18,989,500	6,532,706	19,052
Diluted weighted average shares of common stock outstanding:	19,038,152	6,567,309	19,052

Basic and diluted earnings (loss) per common share:	$0.72	$0.03	$(8.56)

        The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the years ended December 31, 2013, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011.

13.   INCOME TAX

        As discussed in Note 1, the Company established a TRS, TRS Holdings, in connection with the Acquisition. In addition, in December 2013, the Company formed ACRC TRS, in order to issue and hold certain loans intended for sale. The TRS' income tax provision consisted of the following for the year ended December 31, 2013 ($ in thousands):

For the year ended December 31, 2013
Current	$115
Deferred	61

Total income tax provision	$176

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within other assets and other liabilities in the consolidated balance sheets, respectively. As of December 31, 2013, the TRS' U.S. tax jurisdiction was in a net deferred tax liability position. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on their respective net deferred tax assets and liabilities ($ in thousands). The TRSs are not currently subject to tax in any foreign tax jurisdictions.

As of December 31, 2013
Deferred tax assets
Mortgage servicing rights	$749
Other temporary differences	125

Sub-Total—deferred tax assets	874

Deferred tax liability
Basis difference in assets from acquisition of ACRE Capital	(2,810)
Components of gains from mortgage banking activities	(893)
Amortization of intangible assets	(49)

Net deferred tax liability	$(2,878)

        Based on the TRS' assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income. The TRS' recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within other liabilities in the consolidated balance sheets.

        The following table is a reconciliation of the TRS' effective tax rate to the TRS' statutory U.S. federal income tax rate for the year ended December 31, 2013:

For the year ended December 31, 2013
Federal statutory rate	35.0%
State income taxes	5.7%
Federal benefit of state tax deduction	(2.0)%

Effective tax rate	38.7%

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company follows FASB ASC Topic 820-10, Fair Value Measurement ("ASC 820-10"), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. The financial instruments recorded at fair value on a recurring basis in the Company's consolidated financial statements are derivative instruments, MSRs and loans held for sale. ASC 820-10 specifies a hierarchy of valuation techniques based on the inputs used in measuring fair value. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

Financial Instruments reported at fair value

        The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. Included in financial instruments reported at fair value in the Company's consolidated financial statements are MSRs, loan commitments, forward sale commitments, loans held for sale and an embedded conversion option related to the Company's 2015 Convertible Notes. The carrying values of cash and cash equivalents, restricted cash, interest receivable and accrued expenses approximate their fair values due to their short-term nature.

        The following table summarizes the levels in the fair value hierarchy into which the Company's financial instruments were categorized as of December 31, 2013 and 2012 ($ in thousands):

	Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total
Loans held for sale	$—	$89,233	$—	$89,233
Mortgage servicing rights	$—	$—	59,640	$59,640
Derivative assets:
Loan commitments	$—	$—	$1,886	$1,886
Forward sale commitments	$—	$—	$272	$272
Right to acquire MSRs	$—	$—	$1,717	$1,717
Derivative liabilities:
Forward sale commitments	$—	$—	$(500)	$(500)

	Fair Value as of December 31, 2012
	Level I	Level II	Level III		Total
Embedded conversion option	$—	$—	$(1,825)	(1)	$(1,825)

(1)
On June 26, 2013, the Company obtained stockholder approval to issue shares in excess of 20% of total shares outstanding. This permitted the Company to issue, at its option, 100% common stock to settle any conversions of the 2015 Convertible Notes. As a result, the embedded conversion option was no longer separately valued and accounted for as a derivative liability. As of June 26, 2013, the conversion option's cumulative value of $86 thousand was reclassified to additional paid in capital and will no longer be marked-to-market through earnings. See Note 6 for information on the derivative liability reclassification.

        There were no transfers between the levels as of December 31, 2013 and 2012. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

        Loan commitments and forward sale commitments are valued based on a discounted cash flow model that incorporates changes in interest rates during the period. The MSRs and right to acquire

MSRs are valued based on discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The loans held for sale are valued based on discounted cash flow models that incorporate quoted observable prices from market participants. The embedded conversion option fair value analysis as of December 31, 2012 reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs to the extent available, including interest rate curves, spot and market forward points. The valuation of derivative instruments are determined using widely accepted valuation techniques, including market yield analyses and discounted cash flow analysis on the expected cash flows of each derivative.

        The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of December 31, 2013 ($ in thousands):

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Mortgage servicing rights	$59,640	Discounted cash flow	Discount rate	8 – 14%	12%
Loan commitments	$1,886	Discounted cash flow	Discount rate	8%	8%
Right to acquire MSRs	$1,717	Discounted cash flow	Discount rate	8%	8%
Forward sale commitments	$(228)	Discounted cash flow	Discount rate	8 – 12%	8%

        The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of December 31, 2012 ($ in thousands):

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Embedded conversion option	$(1,825)	Option Pricing Model	Volatility	16.4% – 17.4%	16.4%

        The table above is not intended to be all-inclusive, but instead is intended to capture the significant unobservable inputs relevant to the Company's determination of fair values.

        Changes in market yields, discount rates or EBITDA multiples, each in isolation, may have changed the fair value of the financial instruments. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may have resulted in a decrease in the fair value of the financial instruments.

        The Company's management is responsible for the Company's fair value valuation policies, processes and procedures related to Level III financial instruments. The management reports to the CFO, who has final authority over the valuation of the Company's Level III financial instruments.

        The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities for the year ended December 31, 2013 ($ in thousands):

As of and for the year ended December 31, 2013
Derivative assets and liabilities acquired in the ACRE Capital acquisition, net (See Note 18)	$182
Settlements	(2,098)
Realized gains (losses) recorded in net income(1)	1,916
Unrealized gains (losses) recorded in net income(1)	3,375

Ending balance, as of December 31, 2013	$3,375

(1)
Realized and unrealized gains (losses) from derivatives are included within gains from mortgage banking activities in the consolidated statements of operations.

        The change in the embedded conversion option classified as Level III is as follows for the year ended December 31, 2013 and 2012 ($ in thousands):

	As of and for the year ended December 31,
	2013		2012
Beginning balance, as of December 31, 2012	$(1,825)		$—
Written option sold specific to the convertible debt offering	—		(1,728)
Unrealized gain (loss) on the embedded conversion option	1,739	(1)	(97)
Reclassification to additional paid in capital	86		—

Ending balance, as of December 31, 2013	$—		$(1,825)

(1)
The unrealized gain on the embedded conversion option is included within changes in fair value of derivatives in the consolidated statements of operations for the year ended December 31, 2013. The Company reclassified certain prior quarter and prior year amounts included within other interest expense related to the fair value of the derivative to conform to the Company's presentation for the year ended December 31, 2013. Due to the inherent uncertainty of determining the fair value of derivative liabilities that do not have a readily available market value, the fair value of the Company's embedded conversion option fluctuated from March 31, 2013 to June 26, 2013. Additionally, the fair value of the Company's embedded conversion option may have differed significantly from the values that would have been used had a ready market existed for such derivative liability.

        See Note 4 for the changes in MSRs that are classified as Level III.

        The following table presents the carrying values and fair values of the Company's financial assets and liabilities recorded at cost as of December 31, 2013 and 2012. Changes in market yields, credit quality and other variables may change the fair value of the Company's assets and liabilities. As of

December 31, 2013 and 2012, the fair value of the Company's financial instruments recorded at cost is as follows ($ in thousands).

	As of December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments not recorded at fair value:
Loans held for investment	$958,495	$958,495	$353,500	$353,500
Financial liabilities:
Secured funding agreements	$264,419	$264,419	$144,256	$144,256
Convertible notes	67,815	67,815	67,289	67,289
Commercial mortgage-backed securitization debt (consolidated VIE)	395,027	395,027	—	—

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

        In addition, ACREM has an Investment Committee that oversees compliance with the Company's investment strategy and guidelines, investment portfolio holdings and financing strategy.

        Effective May 1, 2012, in exchange for its services, ACREM is entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to the Company's 2012 Equity Incentive Plan and a termination fee, if applicable, as set forth below.

        The base management fee is equal to 1.5% of the Company's stockholders' equity per annum, which is calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, stockholders' equity means: (a) the sum of (i) the net proceeds from all issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company's retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP, (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) (x) any amount that the Company has paid to repurchase the Company's common stock since inception, (y) any unrealized gains and losses and other non-cash items that have impacted stockholders' equity as reported in the Company's consolidated financial statements prepared in accordance with GAAP, and (z) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between ACREM and the Company's independent directors and approval by a majority of the Company's independent directors. As a result, the Company's stockholders' equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders' equity shown on the Company's consolidated financial statements.

        The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company's Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company's common stock of all of the Company's public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of the Company's common stock, restricted units or any shares of the Company's common stock not yet issued, but underlying other awards granted under the Company's 2012 Equity Incentive Plan (See Note 11)) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. "Core Earnings" is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company's target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company's independent directors and after approval by a majority of the Company's independent directors. For purposes of calculating the incentive fee prior to the completion of a 12-month period following the IPO, Core Earnings will be calculated on the basis of the number of days that the Management Agreement has been in effect on an annualized basis. No incentive fees were earned for the years ended December 31, 2013 and 2012.

        The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company's behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services. The Company's reimbursement obligation is not subject to any dollar limitation other than as noted below with respect to the Servicing Limitation and the Restricted Cost Amendment.

        The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company's (a) Chief Financial Officer, based on the percentage of his time spent on the Company's affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company's affairs based on the percentage of their time spent on the Company's affairs (collectively, "Personnel Expenses"). The Company is also required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates that are required for the Company's operations (collectively, "Overhead Expenses"). The initial term of the Management Agreement will end May 1, 2015, with automatic one-year renewal terms. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

        Certain of the Company's subsidiaries, along with the Company's lenders under the Wells Fargo Facility, the Citibank Facility and certain other facilities have entered into various servicing agreements with ACREM's subsidiary servicer, Ares Commercial Real Estate Servicer LLC ("ACRES"), a Standard & Poor's-rated commercial primary and special servicer that is included on Standard & Poor's Select Servicer List. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement (the "Servicing Limitation").

        Effective as of September 30, 2013, the Company and ACREM entered into an amendment to the Management Agreement (the "Restricted Cost Amendment") whereby ACREM agreed not to seek reimbursement of Restricted Costs (as defined below), in excess of $1.0 million per quarter for the quarterly periods ending on September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014. "Restricted Costs" are Personnel Expenses and Overhead Expenses incurred in the ordinary course of the Company's origination business and do not include any Personnel Expenses or Overhead Expenses that were incurred in connection with transactions outside our ordinary course of business, including without limitation, transactions for the acquisition of a portfolio of investments or for the acquisition of another company or its assets and business.

        Summarized below are the related-party costs incurred by the Company, including ACRE Capital for the year ended December 31, 2013, 2012 and for the period from September 1, 2011 (Inception) to December 31, 2011 and amounts payable to the Manager as of December 31, 2013 and 2012:

	Incurred
				Payable
			For the Period From September 1, 2011 (Inception) to December 31, 2011
	For the years ended December 31,			As of December 31,
$ in thousands	2013	2012		2013	2012
Affiliate Payments
Management fees	$4,241	$1,665	$—	$1,497	$621
General and administrative expenses	3,610	1,602	—	1,000	668
Direct third party costs	769	643	827	299	31
Other	—	17	—	—	—

	$8,620	$3,927	$827	$2,796	$1,320

Ares Investments

        On February 8, 2012, the Company entered into a promissory note with Ares Investments Holdings LLC ("Ares Investments"), whereby Ares Investments loaned the Company $2.0 million. The note was repaid with $4 thousand in interest due under the note on March 1, 2012 with the proceeds from the sale of the Series A Preferred Stock.

        As of December 31, 2012, Ares Investments owned approximately 2,000,000 shares of the Company's common stock representing approximately 21.6% of the total shares outstanding. As of December 31, 2013, Ares Investments did not own any shares of the Company's common stock. In addition, as of December 31, 2013 and 2012, Ares Investments owned $1.2 million aggregate principal amount of the 2015 Convertible Notes.

Intercompany Note

        In connection with the Acquisition, the Company partially capitalized the new TRS, TRS Holdings, with a $44.0 million note. The income statement effects of this obligation are eliminated in consolidation for financial reporting purposes, but the interest income and expense from the note will affect the taxable income of the Company and TRS Holdings.

16.   DIVIDENDS AND DISTRIBUTIONS

        The following table summarizes the Company's dividends declared during the years ended December 31, 2013 and 2012 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
For the year ended December 31, 2013
November 13, 2013	December 31, 2013	January 22, 2014	$0.25	$7,127
August 7, 2013	September 30, 2013	October 17, 2013	0.25	7,119
May 15, 2013	June 28, 2013	July 18, 2013	0.25	6,822
March 14, 2013	April 8, 2013	April 18, 2013	0.25	2,317

Total cash dividends declared for the year ended December 31, 2013.			$1.00	$23,385

For the year ended December 31, 2012
November 7, 2012	December 31, 2012	January 10, 2013	$0.25	$2,316
September 21, 2012	October 2, 2012	October 11, 2012	0.06	556
June 19, 2012	June 29, 2012	July 12, 2012	0.06	555
March 30, 2012	March 31, 2012	April 2, 2012	0.30	450	(1)

Total cash dividends declared for the year ended December 31, 2012.			$0.67	$3,877

(1)
The dividend of $450 was based on 1,500,000 shares or $0.30 per share of common stock outstanding as of March 31, 2012.

17.   VARIABLE INTEREST ENTITIES

        On November 19, 2013, ACRC 2013-FL1 Depositor LLC (the "Depositor"), a wholly owned subsidiary of the Company entered into a Pooling and Servicing Agreement, dated as of November 1, 2013 (the "Pooling and Servicing Agreement"), with Wells Fargo Bank, National Association, as master servicer ("Wells Fargo"), Ares Commercial Real Estate Servicer LLC, as special servicer ("Ares Servicer"), U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor, in connection with forming ACRE Commercial Mortgage Trust 2013-FL1 (the "Trust"). The Pooling and Servicing Agreement governs the issuance of approximately $493.8 million aggregate principal balance commercial mortgage pass-through certificates (the "Certificates") in a CMBS effected by the Depositor.

        In connection with the securitization, the Depositor contributed to the Trust a pool of 18 adjustable rate participation interests (the "Trust Assets") in commercial mortgage loans secured by 27 commercial properties, which loans were originated or co-originated by the Company or its subsidiaries. The Certificates represent, in the aggregate, the entire beneficial ownership interest in, and the obligations of, the Trust.

        In connection with the securitization, the Company offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the "Offered Certificates)

to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). As of December 31, 2013, the aggregate principal balance of the Offered Certificates is approximately $395.0 million and the weighted average coupon of the Offered Certificates is LIBOR plus 1.89%. In addition, a wholly owned subsidiary of the Company retained approximately $98.8 million of the Certificates. The total commitments made in connection with the Offered Certificates was approximately $493.8 million principal balance of CMBS Certificates.

        The proceeds from the sale of the Offered Certificates, net of expenses, were approximately $389.3 million. The Company used the net proceeds to repay outstanding amounts under its secured funding agreements and to acquire the A-Notes with respect to certain mortgage loans in which the Company held the related B-Notes.

        As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in this CMBS transaction and the Company's retained interests in securitization transactions it initiated, all of which are generally considered to be variable interests in a VIE.

        The primary and special servicer is designated to be Ares Servicer, which is a wholly owned subsidiary of Ares Commercial Real Estate Management LLC (the Manager of the Company and thus, a related party of the Company). Ares Servicer has the power to direct activities of the Trust during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the economic performance of the Trust. Additionally, the Company, as the holder of the subordinated classes of the Trust, has the obligation to absorb losses of the Trust (the Company has a first loss position in the capital structure of the Trust). In addition, there are no substantive kick-out rights of any party to remove the special servicer without cause; however, the Company, as directing holder, has the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of the VIE; thus, the VIE is consolidated into the Company's financial statements.

        The VIE consolidated in accordance with FASB ASC Topic 810 is structured as a pass through entity that receives principal and interest on the underlying collateral and distributes those payments to the Certificate holders. The proceeds from the issuance of debt of the consolidated VIE are treated as a financing activity in the consolidated statements of cash flows. The assets and other instruments held by this securitization entity are restricted and can only be used to fulfill the obligations of the entity. Additionally, the obligations of the securitization entity do not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.

        The inclusion of the assets and liabilities of VIEs in which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company's exposure to the obligations of VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company's involvement in these VIEs is limited to the carrying value of its investment in the entity. As of December 31, 2013, the Company's maximum risk of loss was $98.8 million. The Company incurred $423 thousand in deferred financing fees which have been accelerated, as the loans that were transferred to the CMBS trust had unamortized costs associated with the secured funding agreements for which it will no longer receive the benefit. These accelerated deferred financing fees are included within interest expense in the Company's consolidated statements of operations. For the year ended December 31, 2013, the Company incurred interest expense of $972 thousand and is included within interest expense in the Company's consolidated statements of operations.

18.   ACQUISITION OF ACRE CAPITAL

        On August 30, 2013, (the "Acquisition Date"), the Company completed its acquisition of all of the outstanding common units of ACRE Capital from the Sellers. For accounting purposes, the Acquisition was deemed to be effective on the close of business September 1, 2013, the Accounting Effective Date. Pursuant to the Purchase and Sale Agreement, dated as of May 14, 2013, by and among the Company and the Sellers, the Company paid approximately $53.4 million in cash, subject to adjustment, and issued 588,235 shares of its common stock in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 resulting in total consideration paid of approximately $60.9 million. The transaction was accounted for as a business combination under FASB ASC 805, as discussed in Note 2.

        Through ACRE Capital, the Company operates a mortgage banking business with a focus on multifamily lending. ACRE Capital primarily originates, sells and services multifamily and other senior living-related CRE loans under programs offered by Fannie Mae and HUD. ACRE Capital is approved as a DUS lender to Fannie Mae, a Multifamily Accelerated Processing ("MAP") and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer.

        The Company provisionally allocated the purchase price to the assets acquired and liabilities assumed based on their estimated Accounting Effective Date fair values. The purchase price allocation may change as additional information becomes available and additional analyses are completed. A change to the provisional amounts recorded for assets acquired and liabilities assumed during the measurement period affects the amount of the purchase price allocated to gain on acquisition. Such changes to the purchase price allocation during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the measurement period, the Company identified adjustments to certain of the provisional amounts recorded that had the net effect of decreasing gain on acquisition by $747 thousand.

        The following table summarizes the purchase price allocation recorded as of the Acquisition Date, including retrospective adjustments during the measurement period ($ in thousands):

Assets acquired:
Cash	$1,157
Restricted cash	15,586
Loans held for sale	22,154
Mortgage servicing rights	61,236
Intangible assets	5,000
Derivative assets	182
Risk-sharing indemnification	3,703
Other assets	4,748

Total assets acquired	$113,766
Liabilities assumed:
Warehouse lines of credit	$14,472
Allowance for loss sharing	18,386
Accounts payable and accrued expenses	4,748
Other liabilities	10,795	(1)

Total liabilitites assumed	$48,401

Net Assets Acquired	$65,365

(1)
Other liabilities includes a $6 million payable incurred in connection with the close of the transaction.

        The measurement period adjustments included in the purchase price allocation above were recorded based on information obtained subsequent to the Acquisition Date that related to information that existed as of the Acquisition Date.

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

        Gain on acquisition represents the excess of the fair value of the net assets acquired over the fair value of the consideration transferred. This determination of the gain on acquisition is as follows ($ in thousands):

Fair value of net assets acquired	$65,365
Fair value of consideration transferred	(60,927)

Gain on acquisition	$4,438

        The gain on acquisition of $4.4 million is included within gain on acquisition in the Company's consolidated statements of operations for the year ended December 31, 2013. The Company believes it was able to acquire ACRE Capital at a discount to its fair value as, among other factors, the sale of ACRE Capital was not broadly marketed, ACRE Capital had undergone recent changes in senior management and the purchase price consideration for ACRE Capital, in part, was in the form of a fixed number of common shares of the Company.

        Since the Accounting Effective Date, ACRE Capital has recognized revenues of $9.8 million and net income of $1.4 million which are reflected in the Company's consolidated statements of operations. The Company incurred acquisition-related costs such as advisory, legal, and due diligence services of approximately $4.1 million, during the year ended December 31, 2013 which are included within acquisition and investment pursuit costs in the Company's consolidated statements of operations.

        The unaudited pro-forma revenue and net income of the combined entity for the years ended December 31, 2013 and 2012, assuming the business combination was consummated on January 1, 2012, are as follows ($ in thousands):

	For the years ended December 31,
	2013	2012
Revenues	$56,050	$36,253
Net income	11,414	6,477

19.   SEGMENTS

        The Company's reportable segments reflect the significant components of the Company's operations that are evaluated separately by the Company's chief operating decision maker and have discrete financial information available. The Company organizes its segments based primarily upon the nature of the underlying products and services. The Company's Co-Chief Executive Officers and management review certain financial information, including segmented internal profit and loss statements, which are presented below on that basis. The amounts in the reportable segments included in the tables below are in conformity with GAAP and the Company's significant accounting policies as described in Note 2.

        Prior to the Acquisition, the Company operated in one reportable business segment. As a result of the Acquisition, the Company now operates in two reportable business segments:

  •
  principal lending—includes all business activities of ACRE, excluding the ACRE Capital business, which generally represents investments in real estate related loans and securities that are held for investment.

  •
  mortgage banking—includes all business activities of the acquired ACRE Capital business.

        The Company is primarily focused on two business segments involving CRE loans. First, in its principal lending business, the Company originates, invests in, manages and services middle-market CRE loans and other CRE-related investments for its own account. These loans are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial and other commercial real estate properties, or by ownership interests therein. Second, in its mortgage banking business, conducted through a recently acquired subsidiary, ACRE Capital, the Company originates, sells and retains servicing of primarily multifamily and other senior living-related CRE loans. These loans are generally held for sale.

        Allocated costs between the segments include management fees and general and administrative expenses payable to the Company's Manager, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. As the Company integrates ACRE Capital into its existing business, the Company expects future allocations to include costs relating to services performed by one segment on behalf of other segments.

        The table below presents the Company's total assets as of December 31, 2013 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$14,444	$5,656	$20,100
Restricted cash	3,036	13,918	16,954
Loans held for investment	958,495	—	958,495
Loans held for sale, at fair value	84,769	4,464	89,233
Mortgage servicing rights	—	59,640	59,640
Other assets	16,632	15,861	32,493

Total Assets	$1,077,376	$99,539	$1,176,915

        The table below presents the Company's consolidated net income for the year ended December 31, 2013 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Net interest margin:
Interest income from loans held for investment	$37,600	$—	$37,600
Interest expense	(8,774)	—	$(8,774)

Net interest margin	28,826	—	28,826

Mortgage banking revenue:
Servicing fees, net	—	5,802	5,802
Gains from mortgage banking activities	—	5,328	5,328
Provision for loss sharing	—	(6)	(6)
Change in fair value of mortgage servicing rights	—	(2,697)	(2,697)

Mortgage banking revenue	—	8,427	8,427

Other income	—	1,333	1,333

Total revenue	28,826	9,760	38,586

Expenses:
Other interest expense	6,199	357 (1)	6,556
Management fees to affiliate	4,125	116	4,241
Professional fees	2,447	477	2,924
Compensation and benefits	—	5,456	5,456
Acquisition and investment pursuit costs	4,079	—	4,079
General and administrative expenses	2,430	1,525	3,955
General and administrative expenses reimbursed to affiliate	3,394	216	3,610

Total expenses	22,674	8,147	30,821

Changes in fair value of derivatives	1,739	—	1,739

Income from operations before gain on acquisition and income taxes	7,891	1,613	9,504
Gain on acquisition	4,438	—	4,438

Income before income taxes	12,329	1,613	13,942

Income tax expense	—	176	176

Net income	$12,329	$1,437	$13,766

(1)
Other interest expense does not include interest expense related to the intercompany note between TRS Holdings (as borrower) and the Company (as lender) as described in Note 15. If interest expense related to the intercompany note were included, other interest expense and net income would have been $1.6 million and $244 thousand, respectively, for Mortgage Banking.

        Revenues from three of the Company's customers in the principal lending segment represented approximately $15.0 million of the Company's consolidated revenues for the year ended December 31, 2013. No revenues from a single customer represented 10% or more of the Company's consolidated revenues for the year ended December 31, 2012.

20.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table summarizes the Company's quarterly financial results for each quarter of the years ended December 31, 2013, 2012 and the period from September 1, 2011 (Inception) to December 31, 2011 (amounts in thousands, except per share data):

	For the Three-Month Period Ended
	March 31	June 30	September 30		December 31
2013:
Net interest margin	$5,326	$6,207	$8,700		$8,593
Mortgage banking revenue	$—	$—	$3,861	(1)	$4,566
Net income	$327	$3,265	$6,884	(2)	$3,290
Net income allocable to common stockholder	$327	$3,265	$6,884	(2)	$3,290
Net income per common share—Basic and diluted	$0.04	$0.32	$0.25	(2)	$0.12
2012:
Net interest margin	$610	$1,206	$1,491		$3,629
Net income (loss)	$508	$(175)	$(554)		$1,081
Net income (loss) allocable to common stockholder	$(116)	$(225)	$(554)		$1,081
Net income per common share—Basic and diluted	$(0.11)	$(0.03)	$(0.06)		$0.12

(1)
Mortgage banking revenue has been adjusted from the previously filed Form 10-Q as of September 30, 2013 to reflect a $516 thousand reclass between gains from mortgage banking activities and compensation and benefits.

(2)
Net income and net income per common share have been adjusted from the previously filed Form 10-Q as of September 30, 2013 to reflect adjustments made during the measurement period to provisional amounts recognized at the Acquisition date.

21.   SUBSEQUENT EVENTS

        The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2013, except as disclosed below.

        On January 22, 2014, the Company originated a $11.7 million transitional first mortgage loan on an apartment complex located in Ft. Myers, Florida. At closing, the outstanding principal balance was approximately $9.7 million. The loan has an interest rate of LIBOR + 3.80% subject to a 0.25% LIBOR floor and a term of three years.

        On January 22, 2014, the Company originated a $15.0 million transitional first mortgage loan on an apartment complex located in Ft. Myers, Florida. At closing, the outstanding principal balance was approximately $12.4 million. The loan has an interest rate of LIBOR + 3.80% subject to a 0.25% LIBOR floor and a term of three years.

        On January 31, 2014, the agreement governing the BAML Line of Credit was amended to extend the maturity date to April 1, 2014.

        On February 20, 2014, the Company originated a $36.8 million transitional first mortgage loan on an apartment complex located in Orlando, Florida. At closing, the outstanding principal balance was approximately $33.2 million. The loan has an interest rate of LIBOR + 3.75% subject to a 0.25% LIBOR floor and a term of three years.

        On March 12, 2014, the Company, through a wholly owned subsidiary, closed a $50 million secured revolving funding facility with City National Bank (the "CNB Facility"). The CNB Facility will be used to finance new investments and for other working capital and general corporate needs. Draws from the CNB Facility may be used as capital to allow us to obtain additional leverage under the Company's other funding facilities. The interest rate on the CNB Facility is LIBOR plus 3.0% or a base rate plus 1.25%, in each case, subject to a 3.0% all-in rate floor. The initial maturity date is March 11, 2016 subject to one 12 month extension option if certain conditions are met.

        On March 14, 2014, the Company originated a $17.0 million transitional first mortgage loan on an apartment complex located in Charlotte, North Carolina. At closing, the outstanding principal balance was approximately $14.3 million. The loan has an interest rate of LIBOR + 4.00% subject to a 0.25% LIBOR floor and a term of three years.

        On March 17, 2014, the Company declared a cash dividend of $0.25 per common share for the first quarter of 2014. The first quarter 2014 dividend is payable on April 16, 2014 to common stockholders of record as of March 31, 2014.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION
Dated: March 17, 2014	By:	/s/ JOHN B. BARTLING, JR. John B. Bartling, Jr. Co-Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ TODD S. SCHUSTER Todd S. Schuster Co-Chief Executive Officer (Principal Executive Officer), President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN B. BARTLING, JR. John B. Bartling, Jr. Co-Chief Executive Officer (Principal Executive Officer) and Director	Dated: March 17, 2014
By:	/s/ TODD S. SCHUSTER Todd S. Schuster Co-Chief Executive Officer (Principal Executive Officer), President and Director	Dated: March 17, 2014
By:	/s/ TAE-SIK YOON Tae-Sik Yoon Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 17, 2014
By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti Director	Dated: March 17, 2014
By:	/s/ JOHN HOPE BRYANT John Hope Bryant Director	Dated: March 17, 2014
By:	/s/ MICHAEL H. DIAMOND Michael H. Diamond Director	Dated: March 17, 2014
By:	/s/ JEFFREY T. HINSON Jeffrey T. Hinson Director	Dated: March 17, 2014

By:	/s/ PAUL G. JOUBERT Paul G. Joubert Director	Dated: March 17, 2014
By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director	Dated: March 17, 2014
By:	/s/ BRETT WHITE Brett White Director	Dated: March 17, 2014