Form 10-Q
period 2014-03-31
Ares Commercial Real Estate Corp
filed 2014-05-07
CIK 1529377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common stock, $0.01 par value	28,589,634

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$30,402	$20,100
Restricted cash	23,051	16,954
Loans held for investment ($493,783 and $493,783 related to
consolidated VIE, respectively)	1,110,357	958,495
Loans held for sale, at fair value	1,045	89,233
Mortgage servicing rights, at fair value	60,132	59,640
Other assets ($2,267 and $2,552 of interest receivable related to
consolidated VIE, respectively)	32,874	32,493
Total assets	$1,257,861	$1,176,915
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Secured funding agreements	$341,542	$264,419
Convertible notes	67,947	67,815
Commercial mortgage-backed securitization debt (consolidated VIE)	395,027	395,027
Allowance for loss sharing	16,599	16,480
Due to affiliate	2,550	2,796
Dividends payable	7,147	7,127
Other liabilities ($382 and $384 of interest payable related to
consolidated VIE, respectively)	22,961	17,035
Total liabilities	853,773	770,699
Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2014 and December 31, 2013, 28,589,634 and 28,506,977 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	284	284
Additional paid in capital	419,669	419,405
Accumulated deficit	(15,865)	(13,473)
Total stockholders’ equity	404,088	406,216
Total liabilities and stockholders’ equity	$1,257,861	$1,176,915

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended March 31,
	2014	2013
Net interest margin:	(unaudited)	(unaudited)
Interest income from loans held for investment	$15,152	$6,711
Interest expense	(5,072)	(1,385)
Net interest margin	10,080	5,326

Mortgage banking revenue:
Servicing fees, net	5,263	-
Gains from mortgage banking activities	1,386	-
Provision for loss sharing	(119)	-
Change in fair value of mortgage servicing rights	(1,847)	-
Mortgage banking revenue	4,683	-

Gain on sale of loans	680	-
Total revenue	15,443	5,326

Expenses:
Other interest expense	1,685	1,552
Management fees to affiliate	1,492	614
Professional fees	925	566
Compensation and benefits	4,021	-
Acquisition and investment pursuit costs	20	640
General and administrative expenses	2,219	482
General and administrative expenses reimbursed to affiliate	1,000	747
Total expenses	11,362	4,601
Changes in fair value of derivatives	-	(398)
Income from operations before income taxes	4,081	327
Income tax expense (benefit)	(674)	-
Net income	$4,755	$327
Net income per common share:
Basic and diluted earnings per common share	$0.17	$0.04
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,442,560	9,212,644
Diluted weighted average shares of common stock outstanding	28,550,982	9,267,162
Dividends declared per share of common stock	$0.25	$0.25

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	28,506,977	$284	$419,405	$(13,473)	$406,216
Stock-based compensation	82,657	-	264	-	264
Net income	-	-	-	4,755	4,755
Dividends declared	-	-	-	(7,147)	(7,147)
Balance at March 31, 2014	28,589,634	$284	$419,669	$(15,865)	$404,088

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Operating activities:	(unaudited)	(unaudited)
Net income	$4,755	$327
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of deferred financing costs	1,069	227
Change in mortgage banking activities	46	-
Change in fair value of mortgage servicing rights	1,847	-
Accretion of deferred loan origination fees and costs	(592)	(739)
Provision for loss sharing	119	-
Originations of mortgage loans held for sale	(52,794)	-
Sale of mortgage loans held for sale to third parties	56,115	-
Stock-based compensation	264	136
Changes in fair value of derivatives	-	398
Amortization of convertible notes issuance costs	214	-
Accretion of convertible notes	132	-
Depreciation expense	29	-
Deferred tax benefit	(632)	-
Changes in operating assets and liabilities:
Restricted cash	(797)	-
Other assets	(2,688)	(345)
Due to affiliate	(246)	122
Other liabilities	845	1,100
Net cash provided by operating activities	7,686	1,226
Investing activities:
Issuance of and fundings on loans held for investment	(147,561)	(56,299)
Principal repayment of loans held for investment	-	56
Sale of a mortgage loan held for sale	80,197	-
Receipt of origination fees	897	539
Purchases of property and equipment	(52)	-
Net cash used in investing activities	(66,519)	(55,704)
Financing activities:
Proceeds from secured funding agreements	145,679	55,794
Repayments of secured funding agreements	(68,556)	-
Secured funding costs	(748)	(10)
Convertible notes issuance costs	-	171
Payment of offering costs	(113)	-
Proceeds from warehouse lines of credit	42,880	-
Repayments of warehouse lines of credit	(42,880)	-
Dividends paid	(7,127)	(2,317)
Net cash provided by financing activities	69,135	53,638
Change in cash and cash equivalents	10,302	(840)
Cash and cash equivalents, beginning of period	20,100	23,390
Cash and cash equivalents, end of period	$30,402	$22,550
Supplemental Information:
Interest paid during the period	$3,837	$1,128
Income taxes paid during the period	$172	$-
Supplemental disclosure of noncash investing and financing activities:
Dividends payable	$7,147	$2,317

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014

(unaudited)

1. ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a wholly owned subsidiary of Ares Management LLC  (“Ares Management”), a global alternative asset manager and also a SEC registered investment adviser, it has investment professionals strategically located across the nation who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement.

In the Company’s principal lending business, it is primarily focused on directly originating, managing and servicing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments in its principal lending business, include senior loans, bridge loans, subordinated mortgages and B-Notes, preferred equity and other CRE-related investments. These investments, which are referred to as the Company’s “principal lending target investments,” are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior living and other commercial real estate properties, or by ownership interests therein and include: (a) “transitional senior” mortgage loans, (b) “stretch senior” mortgage loans, (c) “bridge financing” mortgage loans, (d) subordinated real estate loans such as B-Notes, mezzanine loans, certain rated tranches of securitizations, and (e) other select CRE debt and preferred equity investments. “Transitional senior” mortgage loans provide strategic, flexible, short-term financing solutions for owners of transitional CRE middle-market assets that are the subject of a business plan that is expected to enhance the value of the property. “Stretch senior” mortgage loans provide flexible “one stop” financing for owners of CRE middle-market assets that are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows. These mortgage loans typically have higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans provided by banks, insurance companies and other CRE lenders and are generally non-recourse to the borrower (as compared to conventional mortgage loans, which are often with partial or full recourse to the borrower). Bridge loans provide short-term financing to borrowers ranging from six to 24 months in term and may be used to provide financing to borrowers seeking permanent loans from government and government-sponsored entities (collectively, “GSEs”) while they work through the application process or in the event the underlying properties need additional time to stabilize before locking in long-term debt.

The Company is also engaged in the mortgage banking business through its wholly owned subsidiary, ACRE Capital LLC (“ACRE Capital”), which the Company believes is complementary to its principal lending business. In this business segment, the Company primarily originates, sells and services multifamily and senior-living related loans under programs offered by GSEs, such as the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender to Fannie Mae, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While the Company earns little interest from these activities as it generally only holds loans for short periods, the Company receives origination fees when it closes loans and sale premiums when it sells loans. The Company also retains the rights to service the loans, which are known as mortgage servicing rights (“MSRs”) and receives fees for such servicing during the life of the loans, which generally last ten years or more.

Because the Company operates both as a principal lender and a mortgage banker, the Company can offer a wider array of financing solutions to its customers, including (i) short and long-term loans ranging from one to ten (or more) years, (ii) bridge and permanent loans, (iii) floating and fixed rate loans, and (iv) loans collateralized by development, value-add (or transitional) and stabilized properties. The Company also has the flexibility to provide a combination of solutions to its customers, including instances where the Company’s principal lending business provides a short-term, bridge loan to an owner of multifamily properties while the Company’s mortgage banking business seeks long-term permanent financing for the same customer. This provides the Company the opportunity to offer its customer an efficient “one stop” financial product and at the same time earn revenues at multiple times in the relationship with the customer. First, the Company earns interest and interest-related income while holding the short term bridge loan. Second, the Company earns origination fees and sale premiums when the Company provides permanent financing and sells the loans under GSE programs. Third, the Company earns servicing fees from MSRs that the Company retains on the permanent loans.

The Company has elected and qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2012. The Company generally will not be subject to U.S. federal income taxes on its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that it annually distributes all of its REIT taxable income to stockholders and complies with various other requirements as a REIT.

In connection with the acquisition of ACRE Capital, the Company created a wholly owned subsidiary, ACRE Capital Holdings LLC (“TRS Holdings”), to hold the common units of ACRE Capital. An entity classification election to be taxed as a corporation and a taxable REIT subsidiary (“TRS”) election were made with respect to TRS Holdings. In addition, in December 2013, the Company formed a new wholly owned subsidiary, ACRC Lender W TRS LLC (“ACRC TRS”), for which an entity classification election to be taxed as a corporation and a TRS election were made, in order to issue and hold certain loans intended for sale. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles (“GAAP”) and include the accounts of the Company, the consolidated variable interest entity (“VIE”) for which the Company controls and is the primary beneficiary, and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All significant intercompany balances and transactions have been eliminated.

Interim financial statements are prepared in accordance with United States GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2014.

Variable Interest Entities

The Company evaluates all of its interests in VIEs for consolidation. When the Company’s interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary and it does not consolidate the VIE.

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Company considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE.

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all of its economic interests, including debt and equity investments, servicing fees, and other arrangements deemed to be variable interests in the VIE. This assessment requires that the Company applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.

The Company issued commercial mortgage-backed securities (“CMBS”), the senior portion of which are rated securities issued by a CMBS trust, and its subsidiary retained the subordinated, non-rated securities, and as such is the trust’s directing holder. The CMBS trust is treated for U.S. federal income tax purposes as a real estate mortgage investment conduit. A related party of the Company has the role of special servicer. In the related party’s role as special servicer, the Company has the power to direct activities of the trust during the loan workout process on defaulted and delinquent loans, as permitted by the underlying contractual agreements. In exchange for these services, the related party of the Company receives a fee. These rights give the Company the ability to direct activities that could significantly impact the CMBS trust’s economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove the special servicer, the Company does not have the power to direct activities that most significantly impact the CMBS trust’s economic performance. The Company evaluated its positions in such investments for consolidation. See Note 16 for a further discussion of the CMBS transaction.

For VIEs in which the Company is determined to be the primary beneficiary, all of the underlying assets, liabilities, equity, revenue and expenses of the structures are consolidated into the Company’s consolidated financial statements.

The Company performs an ongoing reassessment of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding its involvement with a VIE causes the Company’s consolidation conclusion regarding the VIE to change.

Segment Reporting

The Company has two reportable business segments: principal lending and mortgage banking. See Note 18 for further discussion of the Company’s reportable business segments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Deferred financing costs and accrued interest receivable have been reclassified into other assets in the consolidated balance sheets. Derivative liability and accounts payable and accrued expenses have been reclassified into other liabilities in the consolidated balance sheets. Interest receivable and refundable deposits have been reclassified into other assets in the consolidated statements of cash flows. Accounts payable and accrued expenses have been reclassified into other liabilities in the consolidated statements of cash flows. The unrealized loss on the $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015 (the “2015 Convertible Notes”) has been reclassified into changes in fair value of derivatives in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and statements of cash flows.

Restricted Cash

Restricted cash includes escrow deposits for taxes, insurance, leasing outlays, capital expenditures, tenant security deposits and payments required under certain loan agreements. These escrow deposits are held on behalf of the respective borrowers and are offset by escrow liabilities included in other liabilities in the consolidated balance sheets. As of March 31, 2014 and December 31, 2013, through ACRE Capital, the Company held restricted cash, which consisted of reserves that are a requirement of the Fannie Mae DUS program and borrower deposits, which represent funds that were collected for the processing of the borrowers loan applications and loan commitments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash, loans held for investment, MSRs, loans held for sale, interest receivable and derivative financial instruments. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the FDIC-insured limit. The Company has exposure to credit risk on its loans held for investment and through its subsidiary ACRE Capital, the Company has exposure on credit risk on loans held for sale and the servicing portfolio whereby ACRE Capital shares in the risk of loss (see Note 7). The Company’s Manager will seek to manage credit risk by performing its due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate.

Loans Held for Investment

The Company originates CRE debt and related instruments generally to be held for investment. Loans that are held for investment are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired.

Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, the Company will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate.

Each loan classified as held for investment is evaluated for impairment on a periodic basis. Loans are collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of March 31, 2014 and December 31, 2013, with respect to the Company’s loans held for investment, no impairment charges have been recognized.

Loans held for sale

Through its subsidiaries, ACRE Capital and ACRC TRS, the Company originates mortgage loans held for sale, which are recorded at fair value. The holding period for loans made by ACRE Capital is approximately 30 days. The carrying value of the mortgage loans sold is reduced by the value allocated to the associated retained MSRs based on relative fair value at the time of the sale. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the adjusted value of the related mortgage loans sold.

Although the Company generally holds its target investments as long-term investments within its principal lending business, the Company may occasionally classify some of its investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale, at fair value in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. As of March 31, 2014, the Company did not have any loans held for sale in its principal lending business. As of December 31, 2013, the Company had one loan held for sale in its principal lending business of $84.8 million, net of deferred fees, included in the $89.2 million of loans held for sale in the consolidated balance sheets.

Mortgage Servicing Rights

When a mortgage loan is sold, ACRE Capital retains the right to service the loan and recognizes the MSR at fair value. The initial fair value represents expected net cash flows from servicing, as well as borrower prepayment penalties, interest earnings on escrows and interim cash balances, delinquency rates, late charges along with ancillary fees that are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. After initial recognition, changes in the MSR fair value are included within change in fair value of mortgage servicing rights in the Company’s consolidated statements of operations for the period in which the change occurs.

Intangible Assets

Intangible assets consist of ACRE Capital’s licenses permitting it to participate in programs offered by Fannie Mae, Ginnie Mae and HUD. These licenses are intangible assets with indefinite lives. The Company evaluates identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the terms of the respective debt instrument.

Derivative Financial Instruments

The Company does not hold or issue derivative instruments for trading purposes. The Company recognizes derivatives on its consolidated balance sheets, measures them at their estimated fair value and recognizes changes in their estimated fair value in the Company’s consolidated statements of operations for the period in which the change occurs.

On December 19, 2012, the Company issued the 2015 Convertible Notes. The conversion features of the 2015 Convertible Notes were deemed to be an embedded derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, the Company was required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. Prior to June 26, 2013, the Company recognized the embedded derivative as a liability on its balance sheet, measured at its estimated fair value and recognized changes in its estimated fair value within changes in fair value of derivatives in the Company’s consolidated statements of operations for the period in which the change occurs. See Note 6 for information on the derivative liability reclassification.

Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings.

Fair Value Measurements

GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are derivative financial instruments, MSRs and loans held for sale. The Company has not elected the fair value option for certain other financial instruments, including loans held for investment, secured funding agreements and other debt instruments. Such financial instruments are carried at cost. Fair value is separately disclosed (see Note 13).

Allowance for loss sharing

When a loan is sold under the Fannie Mae DUS program, ACRE Capital undertakes an obligation to partially guarantee the performance of the loan. The date ACRE Capital commits to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. Subsequent to the initial commitment date, the Company monitors the performance of each loan for events or circumstances which may signal a liability to be recognized if there is a probable and estimable loss. The initial fair value of the guarantee is estimated by examining historical loss share experienced in the ACRE Capital portfolio since inception. The initial fair value of the guarantee is included within provision for loss sharing in the Company’s consolidated statements of operations. These historical loss shares serve as a basis to derive a loss share rate which is then applied to the current ACRE Capital portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis).

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

Servicing fees are earned for servicing mortgage loans, including all activities related to servicing the loans, and are recognized as services are provided over the life of the related mortgage loan. Also included in servicing fees are the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees.

Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments, attributable to the loan commitments and forward sale commitments. The initial fair value of MSRs, loan origination fees, gain on the sale of loans, and certain direct loan origination costs for loans held for sale are recognized when ACRE Capital commits to make a loan to a borrower. When the Company settles a sale agreement and transfers the mortgage loan to the seller, the Company recognizes a MSR asset equal to the present value of the expected net cash flows associated with the servicing of loans sold.

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation, which is included within compensation and benefits for ACRE Capital and general and administrative expenses for ACRE in the consolidated statements of operations. The fair value of the time vested restricted stock or restricted stock units granted is recorded to expense on a straight-line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to directors, officers and employees, the fair value is determined based upon the market price of the stock on the grant date.

Certain ACRE Capital employees were granted restricted stock units that vest in proportion to certain financial performance targets being met over a specified period of time. The fair value of the performance based restricted stock or restricted stock units granted is recorded to expense on an accelerated basis, using the accelerated attribution method, over the performance period for the award, with an offsetting increase in stockholders’ equity. For performance based measures, compensation expense, net of estimated forfeitures, is recorded based on the Company’s estimate of the probable achievement of such measures.

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with common stock or debt offerings are reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock or debt offering are expensed when incurred. Underwriting commissions that are the responsibility of and paid by a related party, such as the Company’s Manager, are reflected as a contribution of additional paid-in capital from a sponsor in the consolidated financial statements.

Income Taxes

The Company has elected and qualified for taxation as a REIT commencing with its taxable year ended December 31, 2012. As a result of the Company’s REIT qualification and its distribution policy, the Company does not generally pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. Even though the Company currently qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

The Company currently owns 100% of the equity of TRS Holdings and ACRC TRS, each of which is a TRS. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company’s GAAP consolidated earnings recognized by TRS Holdings and ACRC TRS.

FASB ASC Topic 740, Income Taxes, (“ASC 740”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of March 31, 2014 and December 31, 2013, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. TRS Holdings and ACRC TRS recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

For the three months ended March 31, 2014 and 2013, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock and restricted stock units, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock, restricted stock units and convertible debt, except when doing so would be anti-dilutive. With respect to the 2015 Convertible Notes, the Company has the ability and intention to settle the principal in cash and to settle any amount above par in shares of the Company’s common stock if the conversion options were exercised. As such, the Company is applying the treasury stock method when determining the dilutive impact on earnings per share.

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

Costs associated with restructuring activities

The Company began restructuring and relocating certain ACRE Capital support services during the three months ended March 31, 2014.  The Company will incur costs related to these restructuring activities, including employee termination costs and office relocation costs.  The employee termination costs are associated with the severance of certain employees, retention bonuses and guaranteed bonuses to certain key employees, insurance and outplacement, which will be accounted for on a straight-line basis over the period from notification through each employee’s termination date.  If employees are required to render service (beyond a minimum retention period) in order to receive the termination benefits, a liability for employee termination costs is measured initially at the communication date based on its fair value, as of the termination date, and recognized ratably over the future service period. Office relocation costs include costs that will be incurred in the physical move of offices and incremental rent costs, which will be expensed when space is vacated. The costs incurred to date are included within general and administrative expenses in the Company’s consolidated statements of operations.

3.             LOANS HELD FOR INVESTMENT

As of March 31, 2014, the Company had originated or co-originated 39 loans secured by CRE middle market properties, excluding three loans that were repaid since inception. The aggregate originated commitment under these loans at closing was approximately $1.2 billion and outstanding principal was $1.1 billion as of March 31, 2014. During the three months ended March 31, 2014, the Company funded approximately $152.6 million and did not receive any repayments on its net $1.1 billion of outstanding principal at closing as described in more detail in the tables below. Such investments are referred to herein as the Company’s investment portfolio. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2014 and December 31, 2013:

	March 31, 2014
$ in thousands	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,011,574	$1,018,614	4.9%	5.5%	2.3
Subordinated and mezzanine loans	98,783	99,463	9.0%	9.4%	3.4
Total	$1,110,357	$1,118,077	5.3%	5.8%	2.4

	December 31, 2013
$ in thousands	Carrying Amount(1)	Outstanding Principal(1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield(2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$867,578	$873,781	5.1%	5.6%	2.4
Subordinated and mezzanine loans	90,917	91,655	9.8%	10.2%	3.6
Total	$958,495	$965,436	5.5%	6.0%	2.5

(1)                                 The difference between the carrying amount and the outstanding principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total/Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2014 and December 31, 2013 as weighted by the Outstanding Principal balance of each loan.

A more detailed listing of the Company’s current investment portfolio, based on information available as of March 31, 2014 is as follows:

(amounts in millions, except percentages)

Loan Type	Location	Total Commitment (at closing)		Outstanding Principal (1)		Carrying Amount (1)	Interest Rate		LIBOR Floor	Unleveraged Effective Yield (2)	Maturity Date (3)	Payment Terms (4)
Transitional Senior Mortgage Loans:

Office	TX	$105.8		$47.9		$46.9	L+5.00%		0.3%	6.0%	Jan 2017	I/O

Retail	IL	75.9		70.0		69.3	L+4.25%		0.3%	4.9%	Aug 2017	I/O

Office	CA	75.0		75.0		74.4	L+3.75%		0.2%	4.2%	Aug 2017	I/O

Apartment	FL	49.6		48.7		48.4	L+4.80%		0.5%	5.9%	Jan 2016	I/O

Apartment	GA	46.0	(5)	43.7		43.7	L+4.95%	(5)	0.5%	5.7%	Apr 2016	I/O

Apartment	TX	45.3		41.5		41.2	L+3.75%		—	4.5%	Jul 2016	I/O

Apartment	GA	38.6	(5)	36.8		36.8	L+4.95%	(5)	0.5%	5.7%	Apr 2016	I/O

Apartment	NY	38.4	(6)	37.4		37.2	L+5.00%		0.8%	6.1%	Oct 2017	I/O	(7)

Office	TX	38.0		33.1		33.0	L+5.75%-L+5.25%	(8)	1.0%	7.6%	Mar 2015	I/O

Industrial	MO	38.0		38.0		37.6	L+4.30%		0.3%	5.1%	Jan 2017	I/O	(7)

Office	FL	37.0	(9)	30.7		30.7	L+5.25%	(9)	0.8%	6.3%	Feb 2015	I/O

Apartment	FL	36.8		33.2		32.8	L+3.75%		0.3%	4.7%	Mar 2017	I/O

Apartment	TX	35.6		34.7		34.4	L+4.70%		0.3%	5.6%	Apr 2016	I/O

Office	OH	35.5		29.3		29.2	L+5.35%-L+5.00%	(10)	0.3%	6.0%	Nov 2015	I/O

Apartment	TX	35.5		33.3		33.0	L+3.75%		—	4.5%	Jul 2016	I/O

Office	CA	29.7		27.5		27.2	L+4.50%		—	5.2%	Apr 2017	I/O

Apartment	TX	28.2		25.5		25.3	L+3.65%		—	4.3%	Jan 2017	I/O

Apartment	NY	26.3		25.9		25.8	L+5.75%-L+5.00%	(11)	0.2%	6.5%	Dec 2015	I/O

Office	KS	25.5		25.4		25.2	L+5.00%		0.3%	5.8%	Mar 2016	I/O

Apartment	TX	25.4		23.4		23.2	L+3.65%		—	4.3%	Jan 2017	I/O

Apartment	GA	23.5	(5)	22.7		22.7	L+4.95%	(5)	0.5%	5.7%	Apr 2016	I/O

Apartment	AZ	22.1		21.6		21.5	L+4.25%		1.0%	5.9%	Sep 2015	I/O

Apartment	NY	21.9		20.7		20.6	L+5.75%-L+5.00%	(11)	0.2%	6.5%	Dec 2015	I/O

Apartment	NY	21.8		20.4		20.3	L+5.75%-L+5.00%	(11)	0.2%	6.5%	Dec 2015	I/O

Industrial	VA	19.7		19.0		18.9	L+5.25%		0.3%	6.4%	Dec 2015	I/O

Office	CA	17.1		15.1		15.0	L+3.75%		0.3%	4.5%	Jul 2016	I/O

Apartment	NC	17.0		14.3		14.1	L+4.00%		0.3%	4.8%	Apr 2017	I/O

Apartment	NY	16.4		14.4		14.3	L+4.50%		0.2%	5.2%	Dec 2016	I/O

Office	CA	15.2		14.8		14.7	L+4.50%		0.3%	5.3%	Jul 2016	I/O

Apartment	FL	15.0		12.4		12.2	L+3.80%		0.3%	4.6%	Feb 2017	I/O

Apartment	FL	11.7		9.7		9.6	L+3.80%		0.3%	4.6%	Feb 2017	I/O

Office	CO	11.0		10.7		10.7	L+5.50%		1.0%	7.4%	Jan 2015	I/O

Stretch Senior Mortgage Loans:

Office	FL	47.3		47.3	(12)	47.3	L+5.25%		—	5.4%	Apr 2016	I/O

Office	CA	15.0		14.5		14.4	L+4.75%		0.5%	5.7%	Feb 2016	I/O

Subordinated Debt Investments:

Office	IL	37.0		37.0		36.7	8.75%		—	9.1%	Aug 2016	I/O

Apartment	NY	36.6		33.3		33.1	L+7.46%	(13)	0.2%	7.9%	Jan 2019	I/O

Apartment	NY	15.2		10.0		9.9	11.50%	(14)	—	11.9%	Nov 2016	I/O

Office	GA	14.3		14.3		14.3	10.50%	(15)	—	11.0%	Aug 2017	I/O

Apartment	TX	4.9		4.9		4.8	L+11.00%	(16)	—	11.5%	Oct 2016	I/O

Total/Average		$1,248.9		$1,118.1		$1,110.4				5.8%

(1)                                 The difference between the carrying amount and the outstanding principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of March 31, 2014 or the LIBOR floor, as applicable. The Total/Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2014 as weighted by the Outstanding Principal balance of each loan.

(3)                                 Certain loans are subject to contractual extension options that vary between one and two 12-month extensions and may be subject to performance based or other conditions as stipulated in the loan agreement.  Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without prepayment penalty.  The Company may also extend contractual maturities in connection with loan modifications.

(4)                                 I/O = interest only.

(5)                                 These loans were originally structured as an A/B note in a cross collateralized loan pool with the Company holding the B-note. In connection with the CMBS financing on November 19, 2013, the Company purchased the A-note and modified and split the combined loan into individual senior whole loans.

(6)                                 On August 9, 2013, the Company entered into a loan modification that increased the commitment to fund by $2.3 million (commitment to fund increased from $36.1 million to $38.4 million) in order to pay for more rent stabilized conversions and pay other miscellaneous costs.

(7)                                 Amortization begins on the Missouri loan in January 2015 and on the New York loan in October 2016.

(8)                                 The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.25%.

(9)                                 This loan was originally structured as an A/B note with the Company holding the B-note. In connection with the CMBS financing on November 19, 2013, the Company purchased the A-note and the loan was modified and combined into a senior whole loan.

(10)                          The initial interest rate for this loan of L+5.35% steps down based on performance hurdles to L+5.00%.

(11)                          The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.00%.

(12)                          On March 28, 2014, the Company entered into a loan modification that extended the loan for a term of two years and lowered the interest rate to L+5.25%.

(13)                          In March 2014, the $85.2 million (outstanding principal) senior loan held for sale by the Company was restructured whereby the principal balance was reduced from $85.2 million to $80.4 million and total commitment was decreased from $93.8 million to $88.4 million. The senior note was subsequently sold to third party purchasers.  The transaction qualified for sale accounting under FASB ASC Topic 860, Transfers and Servicing.  The origination and exit fees associated with the senior loan were not restructured and the Company retained the right to a portion of the origination and the exit fees.  Upon the sale of the senior loan, the Company recorded a $680 thousand (net of expenses) gain on sale of loans in its consolidated statements of operations.  The $28.4 million (outstanding principal) mezzanine loan retained by the Company was also restructured whereby the principal balance was increased from $28.4 million to $33.3 million and total commitment was increased from $31.3 million to $36.6 million.  In connection with the restructuring of the mezzanine loan, the interest rate decreased from LIBOR+9.90% with a LIBOR floor of 0.2% to LIBOR+7.46% with a LIBOR floor of 0.2%.  The principal balance, interest rate and unleveraged effective yield of the mezzanine loan may change further based on certain asset-level performance hurdles being met.

(14)                          The current interest rate on this loan is 9.00% with 2.50% as payment- in-kind (“PIK”) up to a certain dollar limit.

(15)                          The interest rate for this loan increases to 11.0% on September 1, 2014.

(16)                          The preferred return is L+11.00% with an L+ 9.00% current pay and up to a certain dollar limit as PIK.

For the three months ended March 31, 2014, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance as of December 31, 2013	$958,495
Initial funding	131,760
Receipt of origination fee, net of costs	(1,371)
Additional funding	20,881
Origination fee accretion	592
Balance as of March 31, 2014	$1,110,357

No impairment charges have been recognized during the three months ended March 31, 2014 and 2013.

4. MORTGAGE SERVICING RIGHTS

MSRs represent servicing rights retained by ACRE Capital for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. ACRE Capital generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, ACRE Capital is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of March 31, 2014, the carrying value of MSRs was approximately $60.1 million. As of March 31, 2014, the Company had a servicing portfolio consisting of 989 loans with an unpaid principal balance of $3.8 billion.

Activity related to MSRs for the three months ended March 31, 2014 was as follows (in thousands):

For the three
months ended
March 31, 2014
Beginning balance, as of December 31, 2013	$59,640
Additions, following sale of loan	2,500
Changes in fair value	(1,847)
Prepayments and write-offs	(161)
Ending balance, as of March 31, 2014	$60,132

As discussed in Note 2, the Company determines the fair values of the MSRs based on discounted cash flow models that calculate the present value of estimated future net servicing income. The fair values of ACRE Capital’s MSRs are subject to changes in discount rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital’s MSRs outstanding as of March 31, 2014 by approximately $1.8 million.

5. INTANGIBLE ASSETS

As of March 31, 2014 and December 31, 2013, the carrying values of the Company’s intangible assets, as described in Note 2, were $5.0 million, which are included within other assets in the Company’s consolidated balance sheets. The identified intangible assets have indefinite lives and are not subject to amortization. The Company performs an annual assessment of impairment of its intangible assets in the fourth quarter of each year or whenever events or circumstances make it more likely than not that impairment may have occurred. As of March 31, 2014 and December 31, 2013, there have been no impairment charges recognized.

6. DEBT

Funding Agreements

The Company borrows funds under the ASAP Line of Credit, the BAML Line of Credit (the “Warehouse Lines of Credit”), and the Wells Fargo Facility, the Citibank Facility, the Capital One Facility and the CNB Facility (defined below) (collectively, together with the Warehouse Lines of Credit, the “Funding Agreements”). As of March 31, 2014 and December 31, 2013, the outstanding balances and total commitments under the Funding Agreements consisted of the following ($ in thousands):

	As of March 31, 2014		As of December 31, 2013
		Total		Total
$ in thousands	Outstanding Balance	Commitment	Outstanding Balance	Commitment

Wells Fargo Facility	$128,380	$225,000	$166,934	$225,000
Citibank Facility	103,762	125,000	97,485	125,000
Capital One Facility	64,400	100,000	-	100,000
CNB Facility	45,000	50,000	-	-
ASAP Line of Credit	-	105,000	-	105,000
BAML Line of Credit	-	80,000	-	80,000
Total	$341,542	$685,000	$264,419	$635,000

The Funding Agreements are generally collateralized by assignments of specific loans held for investment or loans held for sale owned by the Company. The Funding Agreements (excluding the Warehouse Lines of Credit) are guaranteed by the Company. Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Funding Agreement used to fund them.

Wells Fargo Facility

On December 14, 2011, the Company entered into a $75.0 million secured revolving funding facility arranged by Wells Fargo Bank, National Association (the “Wells Fargo Facility”), pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral. From May 22, 2012 to June 26, 2013, the total commitment under the Wells Fargo Facility was $172.5 million. Prior to June 27, 2013, advances under the Wells Fargo Facility accrued interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.50%-2.75%. Since June 27, 2013, the total commitment under the Wells Fargo Facility was $225.0 million. On June 27, 2013, the pricing was reduced such that advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00%-2.50%. On May 15, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three months ended March 31, 2014 and 2013, the Company incurred a non-utilization fee of $9 thousand and $44 thousand, respectively. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of March 31, 2014 and December 31, 2013, the outstanding balance on the Wells Fargo Facility was $128.4 million and $166.9 million, respectively.

The Wells Fargo Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to total assets of not more than 75%, (g) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12 month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (h) maintaining a tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 22, 2012, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company, and (i) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. On November 8, 2013, the Wells Fargo Facility was modified to allow for pari passu senior participations in mortgage loans as eligible collateral, among other things. On December 20, 2013, the Wells Fargo Facility was modified to allow for mezzanine loan collateral, under certain circumstances, among other things.

As of March 31, 2014, the Company was in compliance in all material respects with the terms of the Wells Fargo Facility.

Citibank Facility

On December 8, 2011, the Company entered into a $50.0 million secured revolving funding facility with Citibank, N.A. (the “Citibank Facility”) pursuant to which the Company borrows funds to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. From April 16, 2012 to July 11, 2013, the total commitment under the Citibank Facility was $86.2 million and from December 8, 2011 to April 16, 2012 the total commitment under the Citibank Facility was $50.0 million. Since July 12, 2013, the total commitment under the Citibank Facility was $125.0 million. Under the Citibank Facility, the Company borrows funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by the Company. Advances under the Citibank Facility accrue interest at a per annum rate based on 30 day LIBOR. From December 8, 2011 to July 11, 2013, the margin varied between 2.50% and 3.50% over the greater of 30 day LIBOR and 0.5%, based on the debt yield of the assets securing the Citibank Facility. Since July 12, 2013, amounts outstanding under each individual loan accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.25% to 2.75% over the greater of 30 day LIBOR and 0.5%, based on the debt yield of the assets securing the Citibank Facility.

On March 3, 2012, the Company started to incur a non-utilization fee of 25 basis points on the average available balance of the Citibank Facility. For the three months ended March 31, 2014 and 2013, the Company incurred a non-utilization fee of $15 thousand and $61 thousand, respectively. The Company extended the funding period that ended on December 8, 2013 for an additional 12 months, subject to payment of an extension fee of $216 thousand. On July 12, 2013, the agreements governing the Citibank Facility were amended, among other things, to change the final repayment date from the latest date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility to the earlier of that date or July 2, 2018. As of March 31, 2014 and December 31, 2013, the outstanding balance on the Citibank Facility was $103.8 million and $97.5 million, respectively.

The Citibank Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding twelve month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, and (d) if the Company’s average debt yield across the portfolio of assets that are financed with the Citibank Facility falls below certain thresholds, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of March 31, 2014, the Company was in compliance in all material respects with the terms of the Citibank Facility.

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

Under the Capital One Facility, the Company borrows funds on a revolving basis in the form of individual notes evidenced by individual loans. Each individual loan is secured by an underlying loan originated by the Company. From May 18, 2012 to July 25, 2013, amounts outstanding under each individual loan accrued interest at a per annum rate equal to the sum of (i) 30 day LIBOR, (ii) plus a pricing margin of 2.50% to 4.00%. Since July 26, 2013, amounts outstanding under each individual loan accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR, (ii) plus a pricing margin of 2.00% to 3.50%. The Company may request individual loans under the Capital One Facility through and including May 18, 2015, subject to successive 12-month extension options at the lender’s discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of March 31, 2014, the outstanding balance on the Capital One Facility was $64.4 million. As of December 31, 2013, there was no outstanding balance under the Capital One Facility. The Company does not incur a non-utilization fee under the terms of the Capital One Facility.

The Capital One Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.0 to 1, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA, as defined, to fixed charges) for the immediately preceding 12 month period ending on the last date of the applicable reporting period to be at least 1.25 to 1. Effective September 27, 2012, the agreements governing the Capital One Facility were amended to provide that the required minimum fixed charge coverage ratio with respect to the Company as guarantor will start to be tested upon the earlier to occur of (a) the calendar quarter ending on June 30, 2013 and (b) the first full calendar quarter following the calendar quarter in which the Company reports loans held for investment in excess of $200.0 million on the Company’s quarterly consolidated balance sheet. As of December 31, 2012, the Company reported loans held for investment in excess of $200.0 million. As a result, the Company tested the minimum fixed charge coverage ratio beginning with the three months ended March 31, 2013. As of March 31, 2014, the Company was in compliance in all material respects with the terms of the Capital One Facility.

City National Bank Facility

On March 12, 2014, the Company, through a wholly owned subsidiary, entered into a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company borrows funds under the CNB Facility to finance new investments and for other working capital and general corporate needs.

Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event the interest rate be less than 3.00%.  Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three months ended March 31, 2014, the Company incurred a non-utilization fee of $8 thousand. The initial maturity date is March 11, 2016, subject to one 12 month extension at the Company’s option if certain conditions are met. As of March 31, 2014, the outstanding balance on the CNB Facility was $45.0 million.

The agreements governing the CNB Facility contain various representations and warranties, and impose certain covenants on the Company and certain of its subsidiaries, as borrower under the CNB Facility, including the following and other customary requirements for similar revolving credit facilities: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the CNB Facility and its subsidiaries, and (f) prohibitions of certain change of control events.  The agreements governing the CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least the sum of (1) approximately $328.0 million, plus (2) 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions, and (vi) maintaining its status as a REIT. As of March 31, 2014, the Company was in compliance in all material respects with the terms of the CNB Facility.

Warehouse Lines of Credit

ASAP Line of Credit

As of March 31, 2014, ACRE Capital maintained a multifamily as soon as pooled (“ASAP”) sale agreement with Fannie Mae. As of March 31, 2014, the Fannie Mae ASAP Line of Credit (the “ASAP Line of Credit”) had a borrowing capacity of $105.0 million with no expiration date. Fannie Mae advances payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement. The first installment is considered an advance to ACRE Capital from Fannie Mae and not a sale until the second advance and settlement is made. Installments received by ACRE Capital from Fannie Mae are financed on the ASAP

Line of Credit, which charges interest at a floating daily rate of 30-day LIBOR+1.40% with a floor of 1.75% and is secured by the underlying originated loan. As of March 31, 2014 and December 31, 2013, there was no outstanding balance under the ASAP Line of Credit.

BAML Line of Credit

As of March 31, 2014, ACRE Capital maintained a line of credit with Bank of America, N.A. (the “BAML Line of Credit”) of $80.0 million with a stated interest rate of Bank of America LIBOR Daily Floating Rate plus 1.60%. The BAML Line of Credit was amended in March 2014 to extend the maturity date to May 1, 2014. See Note 20 for a subsequent event related to the BAML Line of Credit. For the three months ended March 31, 2014, the Company incurred a non-utilization fee of $23 thousand. As of March 31, 2014 and December 31, 2013, there was no outstanding balance under the BAML Line of Credit.

The BAML Line of Credit is collateralized by a first lien on ACRE Capital’s interest in the mortgage loans that it originates. Advances from the BAML Line of Credit cannot exceed 100% of the principal amounts of the mortgage loans originated by ACRE Capital and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the warehouse line of credit. The terms of the BAML Line of Credit require ACRE Capital to comply with various covenants, including a minimum tangible net worth requirement. As of March 31, 2014, ACRE Capital was in compliance in all material respects with the terms of the BAML Line of Credit.

2015 Convertible Notes

On December 19, 2012, the Company issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers’ exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $2.1 million, were approximately $2.8 million. As of March 31, 2014 and December 31, 2013, the carrying value of the 2015 Convertible Notes was $67.9 million and $67.8 million, respectively.

The 2015 Convertible Notes bear interest at a rate of 7.000% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.000% plus the accretion of the original issue discount and associated costs, was 9.4% for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, the interest expense incurred on this indebtedness was $1.6 million and $1.6 million, respectively. The 2015 Convertible Notes will mature on December 15, 2015 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company’s common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company has the ability to fully settle in shares the conversion option and the embedded conversion option is no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of June 26, 2013, the conversion option’s cumulative value of $86 thousand was reclassified to additional paid in capital and will no longer be marked-to-market through earnings. The remaining debt discount of $1.5 million as of June 26, 2013, which arose at the date of debt issuance from the original bifurcation, will continue to be amortized through other interest expense. As of March 31, 2014 and December 31, 2013, the derivative liability had a fair value of $0.

The Company does not have the right to redeem the 2015 Convertible Notes prior to the Maturity Date, except to the extent necessary to preserve its qualification as a REIT. No sinking fund is provided for the 2015 Convertible Notes. In addition, if the Company undergoes certain corporate events that constitute a “fundamental change,” the holders of the 2015 Convertible Notes may require the Company to repurchase for cash all or part of their 2015 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2015 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

In connection with the Company’s acquisition of ACRE Capital, Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the “Sellers”), are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers’ failure to fulfill the funding or reimbursement obligations described above. As of March 31, 2014 and December 31, 2013, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital is $2.0 million and is included within other assets in the consolidated balance sheets. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event shall Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

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

A summary of the Company’s allowance for loss sharing for the three months ended March 31, 2014 is as follows ($ in thousands):

For the three
months ended
March 31, 2014
Beginning balance, as of December 31, 2013	$16,480
Current period provision for loss sharing	119
Settlements/Writeoffs	-
Ending balance, as of March 31, 2014	$16,599

As of March 31, 2014 and December 31, 2013, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.3 billion and $1.3 billion, respectively, from a total recourse at risk pool of $3.6 billion and $3.7 billion, respectively. Additionally, as of March 31, 2014 and December 31, 2013, the non-at risk pool was $3.1 million and $5.2 million, respectively. The at risk pool is subject to Fannie Mae’s Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

8. COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio, extend credit and sell loans as described below.

As of March 31, 2014 and December 31, 2013, the Company had the following commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated and mezzanine debt investments:

	As of
$ in thousands	March 31, 2014	December 31, 2013

Total commitments	$1,248,933	$1,191,212
Less: funded commitments	(1,118,077)	(1,050,674)
Total unfunded commitments	$130,856	$140,538

Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2014 and December 31, 2013, ACRE Capital had the following commitments to sell and fund loans:

	As of
$ in thousands	March 31, 2014	December 31, 2013

Commitments to sell loans	$28,200	$56,115
Commitments to fund loans	$27,200	$51,794

9. DERIVATIVES

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which the Company has not elected to designate as hedges. Changes in the fair value of derivatives related to the loan commitments and forward sale commitments are recorded directly in gains from mortgage banking activities in the consolidated statements of operations.

Loan commitments and forward sale commitments

Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitments with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings. For the three months ended March 31, 2014, the Company entered into two loan commitments and two forward sale commitments.

As of March 31, 2014, the Company had one loan commitment with a total notional amount of $27.2 million and two forward sale commitments with a total notional amount of $28.2 million, with maturities ranging from 29 to 60 days that were not designated as hedges in qualifying hedging relationships. As of December 31, 2013, the Company had two loan commitments with a total notional amount of $51.8 million and five forward sale commitments with a total notional amount of $56.1 million, with maturities ranging from 24 to 60 days that were not designated as hedges in qualifying hedging relationships.

Right to acquire MSRs

In connection with the acquisition of ACRE Capital, the Company assumed the right to acquire the servicing for certain HUD loans at a future date.  This right was contingent upon satisfaction of certain conditions, which were all satisfied in the fourth quarter of 2013. Accordingly, the Company assumed servicing of these loans as of January 1, 2014.  Pursuant to the acquisition method of accounting, a gain on acquisition related to these MSRs was recognized retrospectively as of August 30, 2013, the acquisition date of Alliant Capital. The derivative asset associated with the right to service these loans in 2014 is included within other assets in the consolidated balance sheets as of December 31, 2013.

Embedded conversion option

In connection with the issuance of the 2015 Convertible Notes, the Company could not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until the Company received stockholder approval for issuances above this threshold. As a result, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company’s common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company had the ability to fully settle in shares the conversion option and the embedded conversion option was no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of March 31, 2014 and

December 31, 2013, there was no derivative liability. For the three months ended March 31, 2013, changes in the fair value of the embedded conversion option are included within changes in fair value of derivatives in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification within the Company’s consolidated balance sheets as of March 31, 2014 and December 31, 2013 ($ in thousands):

	As of
	March 31, 2014		December 31, 2013

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments
Loan commitments	Other assets	$1,343	Other assets	$2,038
Forward sale commitments	Other assets	-	Other assets	272
Right to acquire MSRs	Other assets	-	Other assets	1,717
Forward sale commitments	Other liabilities	(247)	Other liabilities	(500)
Total derivatives not designated as hedging instruments		$1,096		$3,527

10. STOCKHOLDERS’ EQUITY

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

In connection with the Company’s acquisition of ACRE Capital, on August 30, 2013, the Company issued 588,235 shares of its common stock to the Sellers in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Equity Incentive Plan

On April 23, 2012, the Company adopted an equity incentive plan (the “2012 Equity Incentive Plan”). Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units and/or other equity-based awards to the Company’s outside directors, employees, officers, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of the Company’s common stock immediately after giving effect to the issuance of the shares sold in the IPO). Any restricted shares of the Company’s common stock and restricted stock units will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation, (“ASC 718”) resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

Restricted stock grants generally vest ratably over a one to four year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock grant, classified as dividends paid, equal to the per-share dividends received by common shareholders.

During the three months ended March 31, 2014, an ACRE Capital employee was granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time. The fair value of the performance based restricted stock granted is recorded to expense on an accelerated basis using the accelerated attribution method over the performance period for the award, with an offsetting increase in stockholders’ equity.

The following table details the restricted stock grants awarded as of March 31, 2014:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	March 15, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
Total		202,726

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for directors, officers and employees as of March 31, 2014.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock	Restricted Stock	Restricted Stock	Total
	Grants—Directors	Grants—Officer	Grants—Employees
Balance as of December 31, 2013	25,420	17,186	30,381	72,987
Granted	12,030	-	70,627	82,657
Vested	(7,512)	(1,562)	-	(9,074)
Balance as of March 31, 2014	29,938	15,624	101,008	146,570

Future Anticipated Vesting Schedule

	Restricted Stock	Restricted Stock	Restricted Stock
	Grants—Directors	Grants—Officer	Grants—Employees (1)	Total
2014	15,780	4,688	4,471	24,939
2015	9,154	6,250	8,942	24,346
2016	4,170	4,686	39,322	48,178
2017	834	-	-	834
2018	-	-	-	-
Total	29,938	15,624	52,735	98,297

(1)                                 Future anticipated vesting related to employees that were granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time are not included due to uncertainty in actual vesting date.

11.                               EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
$ in thousands (except share and per share data)	2014	2013
Net income attributable to common stockholders:	$4,755	$327
Divided by:
Basic weighted average shares of common stock outstanding:	28,442,560	9,212,644
Diluted weighted average shares of common stock outstanding:	28,550,982	9,267,162
Basic and diluted earnings per common share:	$0.17	$0.04

The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the three months ended March 31, 2014 and 2013.

12. INCOME TAX

As discussed in Note 1, the Company established a TRS, TRS Holdings, in connection with the acquisition of ACRE Capital. In addition, in December 2013, the Company formed ACRC TRS, in order to issue and hold certain loans intended for sale. The TRS’ income tax provision consisted of the following for the three months ended March 31, 2014 and 2013 ($ in thousands):

For the three months ended
March 31, 2014
Current	$(42)
Deferred	(632)
Total income tax provision	$(674)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within other assets and other liabilities in the consolidated balance sheets, respectively. As of March 31, 2014, the TRS’ U.S. tax jurisdiction was in a net deferred tax liability position. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on their respective net deferred tax assets and liabilities ($ in thousands). The TRS’ are not currently subject to tax in any foreign tax jurisdictions.

	As of
	March 31, 2014	December 31, 2013
Deferred tax assets
Mortgage servicing rights	$1,221	$749
Other temporary differences	443	125
Sub-total-deferred tax assets	1,664	874

Deferred tax liabilities
Basis difference in assets from acquisition of ACRE Capital	$(2,810)	$(2,810)
Components of gains from mortgage banking activities	(1,015)	(893)
Amortization of intangible assets	(82)	(49)
Sub-total-deferred tax liabilities	(3,907)	(3,752)
Net deferred tax liability	$(2,243)	$(2,878)

Based on the TRS’ assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income. The TRS’ recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within other liabilities in the consolidated balance sheets.

The following table is a reconciliation of the TRS’ effective tax rate to the TRS’ statutory U.S. federal income tax rate for the three months ended March 31, 2014:

For the three months ended
March 31, 2014
Federal statutory rate	35.0%
State income taxes	5.7%
Federal benefit of state tax deduction	(2.0)%
Effective tax rate	38.7%

Intercompany Note

The Company partially capitalized TRS Holdings with a $44.0 million note. The income statement effects of this obligation are eliminated in consolidation for financial reporting purposes, but the interest income and expense from the note will affect the taxable income of the Company and TRS Holdings.

13.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows FASB ASC Topic 820-10, Fair Value Measurement (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. The financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are derivative instruments, MSRs and loans held for sale. ASC 820-10 specifies a hierarchy of valuation techniques based on the inputs used in measuring fair value.

In accordance with ASC 820-10, the inputs used to measure fair value are summarized in the three broad levels listed below:

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

Financial Instruments reported at fair value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. Included in financial instruments reported at fair value in the Company’s consolidated financial statements are MSRs, loan commitments, forward sale commitments and loans held for sale. The carrying values of cash and cash equivalents, restricted cash, interest receivable and accrued expenses approximate their fair values due to their short-term nature.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of March 31, 2014 and December 31, 2013 ($ in thousands):

	Fair Value as of March 31, 2014
	Level I	Level II	Level III	Total
Loans held for sale	$-	$1,045	$-	$1,045
Mortgage servicing rights	-	-	60,132	60,132
Derivative assets:
Loan commitments	-	-	1,343	1,343
Derivative liabilities:
Forward sale commitments	-	-	(247)	(247)

	Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total
Loans held for sale	$-	$89,233	$-	$89,233
Mortgage servicing rights	-	-	59,640	59,640
Derivative assets:
Loan commitments	-	-	2,038	2,038
Forward sale commitments	-	-	272	272
Right to acquire MSRs	-	-	1,717	1,717
Derivative liabilities:
Forward sale commitments	-	-	(500)	(500)

There were no transfers between the levels as of March 31, 2014 and December 31, 2013. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

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

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of March 31, 2014 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Mortgage servicing rights	$60,132	Discounted cash flow	Discount	8-14%	12%
			rate
Loan commitments and forward sale commitments	1,096	Discounted cash flow	Discount	8%	8%
			rate

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of December 31, 2013 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
			Discount	8 - 14%	12%
Mortgage servicing rights	$59,640	Discounted cash flow	rate
Loan commitments and forward sale commitments	1,810	Discounted cash flow	Discount	8%	8%
			rate
Right to acquire MSRs	1,717	Discounted cash flow	Discount	8%	8%
			rate

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

The Company’s management is responsible for the Company’s fair value valuation policies, processes and procedures related to Level III financial instruments. The Company’s management reports to the Company’s Chief Financial Officer, who has final authority over the valuation of the Company’s Level III financial instruments.

The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities for the three months ended March 31, 2014 ($ in thousands):

As of and for the three months ended
March 31, 2014
Beginning balance, as of December 31, 2013	$3,527
Settlements	(3,724)
Realized gains (losses) recorded in net income (1)	197
Unrealized gains (losses) recorded in net income (1)	1,096
Ending balance, as of March 31, 2014	$1,096

(1)                                 Realized and unrealized gains (losses) from derivatives are included within gains from mortgage banking activities in the consolidated statements of operations.

The change in the embedded conversion option classified as Level III is as follows for the three months ended March 31, 2013 ($ in thousands):

	As of and for the three months ended
	March 31, 2013
Beginning balance, as of December 31, 2012	$(1,825)
Unrealized loss on the embedded conversion option	(398)	(1)
Ending balance, as of March 31, 2013	$(2,223)

(1)                                 The unrealized loss on the embedded conversion option is included within changes in fair value of derivatives in the consolidated statements of operations for the three months ended March 31, 2013. The Company reclassified certain prior quarter and prior year amounts included within other interest expense related to the fair value of the derivative to conform to the Company’s presentation for the three months ended March 31, 2014.

See Note 4 for the changes in MSRs that are classified as Level III.

The following table presents the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost as of March 31, 2014 and December 31, 2013. Changes in market yields, credit quality and other variables may change the fair value of the Company’s assets and liabilities. As of March 31, 2014 and December 31, 2013, the fair value of the Company’s financial instruments recorded at cost is as follows ($ in thousands):

As of
	March 31, 2014		December 31, 2013
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial instruments not recorded at fair value:
Loans held for investment	$ 1,110,357	$ 1,110,357	$ 958,495	$ 958,495
Financial liabilities:
Secured funding agreements	$ 341,542	$ 341,542	$ 264,419	$ 264,419
Convertible notes	67,947	67,947	67,815	67,815
Commercial mortgage-backed securitization debt (consolidated VIE)	395,027	395,027	395,027	395,027

14. RELATED PARTY TRANSACTIONS

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

Effective May 1, 2012, in exchange for its services, ACREM is entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to the Company’s 2012 Equity Incentive Plan and a termination fee, if applicable.

The base management fee is equal to 1.5% of the Company’s stockholders’ equity per annum, which is calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, stockholders’ equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP, (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) (x) any amount that the Company has paid to repurchase the Company’s common stock since inception, (y) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, and (z) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between ACREM and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s consolidated financial statements.

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (See Note 10)) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. No incentive fees were earned for the three months ended March 31, 2014 and 2013.

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

Certain of the Company’s subsidiaries, along with the Company’s lenders under the Wells Fargo Facility, the Citibank Facility and certain other facilities have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s-rated commercial primary and special servicer that is included on Standard & Poor’s Select Servicer List. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement (the “Servicing Limitation”).

Effective as of September 30, 2013, the Company and ACREM entered into an amendment to the Management Agreement (the “Restricted Cost Amendment”) whereby ACREM agreed not to seek reimbursement of Restricted Costs (as defined below), in excess of $1.0 million per quarter for the quarterly periods ending on September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014. “Restricted Costs” are Personnel Expenses and Overhead Expenses incurred in the ordinary course of the Company’s origination business and do not include any Personnel Expenses or Overhead Expenses that were incurred in connection with transactions outside our ordinary course of business, including without limitation, transactions for the acquisition of a portfolio of investments or for the acquisition of another company or its assets and business.

Summarized below are the related-party costs incurred by the Company, including ACRE Capital, for the three months ended March 31, 2014 and 2013 and amounts payable to the Manager as of March 31, 2014 and December 31, 2013:

	Incurred		Payable
	For the three months ended March 31,		As of
$ in thousands	2014	2013	March 31, 2014	December 31, 2013

Affiliate Payments
Management fees	$1,492	$614	$1,492	$1,497
General and administrative expenses	1,000	746	1,000	1,000
Direct third party costs	71	82	58	299
	$2,563	$1,442	$2,550	$2,796

Ares Investments

On February 8, 2012, the Company entered into a promissory note with Ares Investments Holdings LLC (“Ares Investments”), whereby Ares Investments loaned the Company $2.0 million. The note was repaid with $4 thousand in interest due under the note on March 1, 2012 with the proceeds from the sale of the Series A Preferred Stock.

As of March 31, 2014 and December 31, 2013, Ares Investments did not own any shares of the Company’s common stock. As of March 31, 2014 and December 31, 2013, Ares Investments owned $1.2 million aggregate principal amount of the 2015 Convertible Notes.

15. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2014 and 2013 ($ in thousands, except per share data):

			Per share
Date declared	Record date	Payment date	amount	Total amount
For the three months ended March 31, 2014:
March 17, 2014	March 31, 2014	April 16, 2014	$0.25	$7,147
Total cash dividends declared			$0.25	$7,147

For the three months ended March 31, 2013:
March 14, 2013	April 08, 2013	April 18, 2013	$0.25	$2,317
Total cash dividends declared			$0.25	$2,317

16.                               VARIABLE INTEREST ENTITIES

On November 19, 2013, ACRC 2013-FL1 Depositor LLC (the “Depositor”), a wholly owned subsidiary of the Company entered into a Pooling and Servicing Agreement, dated as of November 1, 2013, which was amended on March 28, 2014, (the “Pooling and Servicing Agreement”), with Wells Fargo Bank, National Association, as master servicer (“Wells Fargo”), Ares Commercial Real Estate Servicer LLC (“Ares Servicer”), U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor, in connection with forming ACRE Commercial Mortgage Trust 2013-FL1 (the “Trust”). The Pooling and Servicing Agreement governs the issuance of approximately $493.8 million aggregate principal balance commercial mortgage pass-through certificates (the “Certificates”) in a CMBS effected by the Depositor.

In connection with the securitization, the Depositor contributed to the Trust a pool of 18 adjustable rate participation interests (the “Trust Assets”) in commercial mortgage loans secured by 27 commercial properties, which loans were originated or co-originated by the Company or its subsidiaries. The Certificates represent, in the aggregate, the entire beneficial ownership interest in, and the obligations of, the Trust.

In connection with the securitization, the Company offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the “Offered Certificates”) to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act. As of March 31, 2014 and December 31, 2013, the aggregate principal balance of the Offered Certificates was approximately $395.0 million and the weighted average coupon of the Offered Certificates was LIBOR plus 1.89%. In addition, a wholly owned subsidiary of the Company retained approximately $98.8 million of the Certificates.

The proceeds from the sale of the Offered Certificates, net of expenses, were approximately $389.3 million. The Company used the net proceeds to repay outstanding amounts under its Funding Agreements and to acquire the A-Notes with respect to certain mortgage loans in which the Company held the related B-Notes.

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in this CMBS transaction and the Company’s retained interests in the subordinated classes of the Trust it initiated, all of which are generally considered to be variable interests in a VIE.

The primary and special servicer is designated to be Ares Servicer, which is a wholly owned subsidiary of Ares Commercial Real Estate Management LLC (the Manager of the Company and thus, a related party of the Company). Ares Servicer has the power to direct activities of the Trust during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the economic performance of the Trust. Additionally, the Company, as the holder of the subordinated classes of the Trust, has the obligation to absorb losses of the Trust (the Company has a first loss position in the capital structure of the Trust). In addition, there are no substantive kick-out rights of any party to remove the special servicer without cause; however, the Company’s subsidiary, as directing holder, has the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of the VIE; thus, the VIE is consolidated into the Company’s financial statements.

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

The inclusion of the assets and liabilities of VIEs in which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in these VIEs is limited to the carrying value of its investment in the entity. As of March 31, 2014 and December 31, 2013, the Company’s maximum risk of loss was $98.8 million. For the three months ended March 31, 2014, the Company incurred interest expense of $2.0 million and is included within interest expense in the Company’s consolidated statements of operations.

17.                               ACQUISITION OF ACRE CAPITAL

On August 30, 2013, (the “Acquisition Date”), the Company completed its acquisition of all of the outstanding common units of ACRE Capital from the Sellers. For accounting purposes, the acquisition was deemed to be effective on the close of business September 1, 2013, or the “Accounting Effective Date.” Pursuant to the Purchase and Sale Agreement, dated as of May 14, 2013, by and among the Company and the Sellers, the Company paid approximately $53.4 million in cash, subject to adjustment, and issued 588,235 shares of its common stock in a private placement exempt from registration under Section 4(2) of the Securities Act resulting in total consideration paid of approximately $60.9 million. The transaction was accounted for as a business combination under FASB ASC Topic 805, Business Combinations (“ASC 805”).

Through ACRE Capital, the Company operates its mortgage banking business. ACRE Capital primarily originates, sells and services multifamily and other senior living-related loans under programs offered by Fannie Mae and HUD.

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

The following table summarizes the purchase price allocation recorded as of the Acquisition Date, including retrospective adjustments during the measurement period ($ in thousands):

Assets acquired:
Cash	$1,157
Restricted cash	15,586
Loans held for sale	22,154
Mortgage servicing rights	61,236
Intangible assets	5,000
Derivative assets	182
Risk-sharing indemnification	3,703
Other assets	4,748
Total assets acquired	$113,766
Liabilities assumed:
Warehouse lines of credit	$14,472
Allowance for loss sharing	18,386
Accounts payable and accrued expenses	4,748
Other liabilities (1)	10,795
Total liabilities assumed	$48,401
Net Assets Acquired	$65,365

(1)                                 Other liabilities includes a $6 million payable incurred in connection with the close of the transaction.

The measurement period adjustments included in the purchase price allocation above were recorded based on information obtained subsequent to the Acquisition Date that related to information that existed as of the Acquisition Date.

The Sellers provided the Company with a minimum working capital balance prior to the Accounting Effective Date. To the extent actual working capital exceeded or fell below the minimum requirement, the Company would either pay or receive funds from the Sellers. Final purchase price allocations are subject to further adjustments under the terms of the Purchase and Sale Agreement, including among other provisions, adjustments to working capital. To date, the gain on acquisition was $4.4 million.  There have been no adjustments to the gain on acquisition during the three months ended March 31, 2014.

18.          SEGMENTS

The Company’s reportable segments reflect the significant components of the Company’s operations that are evaluated separately by the Company’s chief operating decision maker, the Company’s Chief Executive Officer, and have discrete financial information available. The Company organizes its segments based primarily upon the nature of the underlying products and services. The Company’s Chief Executive Officer and management review certain financial information, including segmented internal profit and loss statements, which are presented below on that basis. The amounts in the reportable segments included in the tables below are in conformity with GAAP and the Company’s significant accounting policies as described in Note 2.

The Company operates in two reportable business segments:

·                  principal lending—includes all business activities of ACRE, excluding the ACRE Capital business, which generally represents investments in real estate related loans and securities that are held for investment.

·                  mortgage banking—includes all business activities of the acquired ACRE Capital business.

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

The table below presents the Company’s total assets as of March 31, 2014 by business segment ($ in thousands):

	Principal	Mortgage
	Lending	Banking	Total
Cash and cash equivalents	$22,874	$7,528	$30,402
Restricted cash	8,334	14,717	23,051
Loans held for investment	1,110,357	-	1,110,357
Loans held for sale, at fair value	-	1,045	1,045
Mortgage servicing rights, at fair value	-	60,132	60,132
Other assets	17,961	14,913	32,874
Total Assets	$1,159,526	$98,335	$1,257,861

The table below presents the Company’s total assets as of December 31, 2013 by business segment ($ in thousands):

	Principal	Mortgage
	Lending	Banking	Total
Cash and cash equivalents	$14,444	$5,656	$20,100
Restricted cash	3,036	13,918	16,954
Loans held for investment	958,495	-	958,495
Loans held for sale, at fair value	84,769	4,464	89,233
Mortgage servicing rights, at fair value	-	59,640	59,640
Other assets	16,632	15,861	32,493
Total Assets	$1,077,376	$99,539	$1,176,915

The table below presents the Company’s consolidated net income for the three months ended March 31, 2014 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$15,152		$-		$15,152
Interest expense	(5,072)		-		(5,072)
Net interest margin	10,080	(1)	-		10,080

Mortgage banking revenue:
Servicing fees, net	-		5,263		5,263
Gains from mortgage banking activities	-		1,386		1,386
Provision for loss sharing	-		(119)		(119)
Change in fair value of mortgage servicing rights	-		(1,847)		(1,847)
Mortgage banking revenue	-		4,683		4,683

Gain on sale of loans	680		-		680
Total revenue	10,760		4,683		15,443

Expenses:
Other interest expense	1,553		132	(2)	1,685
Management fees to affiliate	1,374		118		1,492
Professional fees	707		218		925
Compensation and benefits	-		4,021		4,021
Acquisition and investment pursuit costs	20		-		20
General and administrative expenses	715		1,504		2,219
General and administrative expenses reimbursed to affiliate	819		181		1,000
Total expenses	5,188		6,174		11,362
Income from operations before income taxes	5,572		(1,491)		4,081
Income tax expense (benefit)	241		(915)		(674)
Net income (loss)	$5,331		$(576)		$4,755

(1) Revenues from one of the Company’s customers in the principal lending segment represented approximately $2.9 million of the Company’s consolidated revenues for the three months ended March 31, 2014.

(2) Other interest expense does not include interest expense related to the intercompany note between the two business segments presented, mortgage banking (conducted through ACRE Capital Holdings LLC) as borrower and principal lending (conducted through the Company) as lender, as described in Note 12.  As such interest expense is related to an intercompany note, it is eliminated in the consolidated financial statements of the Company.  If interest expense related to the intercompany note were included, other interest expense and net income would have been $1.0 million and $(1.5) million, respectively, for mortgage banking.

19. COSTS ASSOCIATED WITH RESTRUCTURING ACTIVITIES

During the three months ended March 31, 2014, the Company began restructuring and relocating certain ACRE Capital support services in order to centralize the ACRE Capital platform into one location, including the asset management team and leadership.

The table below presents the Company’s restructuring costs incurred in the mortgage banking segment as of and for the three months ended March 31, 2014 ($ in thousands):

Employee
$ in thousands	termination costs
Amount incurred as of and for the three months ended March 31, 2014	$210
Additional amount expected to be incurred in subsequent periods	739
Total projected costs	$949

The table below presents a reconciliation of the liability attributable to restructuring costs incurred in the mortgage banking segment as of March 31, 2014 ($ in thousands):

Employee
termination costs
Beginning balance, as of January 1, 2014	$-
Accruals	210
Payments	-
Ending balance, as of March 31, 2014	$210

The employee termination costs above are associated with employee severance compensation, retention bonuses and guaranteed bonuses to certain key employees, insurance and outplacement.  The costs incurred above are included within general and administrative expenses in the Company’s consolidated statements of operations. As of March 31, 2014, the restructuring is incomplete; however, all of the costs incurred to date associated with restructuring activities have been measured.  This measurement includes employee costs for employees that are required to render service (beyond a minimum retention period) in order to receive the termination benefits; the Company will recognize a liability ratably over the future service period. The Company expects the restructuring to be complete by September 30, 2014.

20. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the accompanying consolidated financial statements as of and for the three months ended March 31, 2014.

On April 9, 2014, the Company and certain of its subsidiaries entered into a $195.0 million revolving master repurchase facility (the “UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”). The Company will use the UBS Facility to finance commercial mortgage loans, under certain circumstances, commercial real estate mezzanine loans, and other assets meeting defined eligibility criteria which are approved by UBS. The initial maturity date of the UBS Facility is April 7, 2017, subject to annual extensions in UBS’s sole discretion.

On April 30, 2014, the Company originated a $23.3 million transitional first mortgage loan on an apartment complex located in Georgia.  At closing, the outstanding principal balance was approximately $20.8 million. The loan has an interest rate of LIBOR + 3.85% (plus origination and exit fees) subject to a 0.25% LIBOR floor and a term of three years.

On May 1, 2014, the Company originated a $33.5 million stretch first mortgage loan on an industrial portfolio located in Ohio.  At closing, the outstanding principal balance was approximately $32.7 million. The loan has an interest rate of LIBOR + 4.20% (plus origination and exit fees) subject to a 0.20% LIBOR floor and a term of four years.

On May 1, 2014, ACRE Capital entered into a Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement with Bank of America, N.A. and the other lenders thereto, which provides for a committed warehouse line of up to $80.0 million that matures on April 15, 2015.

On May 5, 2014, the Company originated a $20.4 million transitional first mortgage loan on two industrial buildings located in California. At closing, the outstanding principal balance was approximately $19.6 million. The loan has an interest rate of LIBOR + 5.25% (plus origination and exit fees) subject to a 0.25% LIBOR floor and a term of three years.

On May 6, 2014, the Company, through a wholly owned subsidiary, amended its Citibank Facility with Citibank, N.A.  (“Citibank”) to, among other things, increase the size of the facility to $250.0 million. In connection with the amendment, the Company entered into an Amended and Restated Substitute Guaranty Agreement modifying its obligations to Citibank in connection with the Citibank Facility.

In addition to increasing the size of the facility, the Citibank Facility amendment eliminated the LIBOR floor (other than with respect to one mortgage loan pledged under the Citibank Facility) as part of the interest rate calculation and changed the final repayment date from being the latest date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility to December 2, 2018.  The Citibank Facility amendment and Amended and Restated Substitute Guaranty Agreement also modified certain financial tests and covenants to more effectively utilize the Citibank Facility, including, without limitation, modifying the debt to tangible net worth test to require the Company to maintain a ratio of (i) recourse debt to tangible net worth of 3.0 to 1 and (ii) total debt to tangible net worth of 4.0 to 1.

On May 7, 2014, the Company declared a cash dividend of $0.25 per common share for the second quarter of 2014. The second quarter 2014 dividend is payable on July 16, 2014 to common stockholders of record as of June 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this quarterly report constitute forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (except where the context suggests otherwise, together with our consolidated subsidiaries, the “Company,” “ACRE,” “we,” “us,” or “our”). The forward-looking statements contained in this quarterly report involve a number of risks and uncertainties, including statements concerning:

·                  our business and investment strategy;

·                  our projected operating results;

·                  the timing of cash flows, if any, from our investments;

·                  the state of the U.S. economy generally or in specific geographic regions;

·                  defaults by borrowers in paying debt service on outstanding items;

·                  actions and initiatives of the U.S. Government and changes to U.S. Government policies;

·                  our ability to obtain financing arrangements;

·                  the amount of commercial mortgage loans requiring refinancing;

·                  financing and advance rates for our target investments;

·                  our expected leverage;

·                  general volatility of the securities markets in which we may invest;

·                  the impact of a protracted decline in the liquidity of credit markets on our business;

·                  the uncertainty surrounding the strength of the U.S. economic recovery;

·                  the return or impact of current and future investments;

·                  allocation of investment opportunities to us by Ares Commercial Real Estate Management LLC, or “our Manager”;

·                  changes in interest rates and the market value of our investments;

·                  effects of hedging instruments on our target investments;

·                  rates of default or decreased recovery rates on our target investments;

·                  the degree to which our hedging strategies may or may not protect us from interest rate volatility;

·                  changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

·                  our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes, or “REIT”;

·                  our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the “1940 Act”;

·                  availability of investment opportunities in mortgage-related and real estate-related investments and securities;

·      the ability of our Manager to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

·                  our ability to successfully complete and integrate any acquisitions;

·                  our ability to integrate ACRE Capital LLC into our business and achieve the benefits we anticipate from our acquisition of ACRE Capital LLC;

·                  the successful completion of the ACRE Capital LLC restructuring and relocation;

·                  availability of qualified personnel;

·                  estimates relating to our ability to make distributions to our stockholders in the future;

·                  our understanding of our competition;

·                  market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

·                  the future of U.S. Government-sponsored entities.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements.

Overview

We are a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). We are externally managed by our Manager or “ACREM,” a wholly owned subsidiary of Ares Management LLC, or “Ares Management,” a global alternative asset manager and a SEC registered investment adviser, pursuant to the terms of a management agreement. Our Manager has investment professionals strategically located across the nation who directly source new loan opportunities for us with owners, operators and sponsors of commercial real estate (“CRE”) properties. From the commencement of our operations in late 2011, we have been primarily focused on our principal lending business, where we directly originate, manage and service a diversified portfolio of CRE debt-related investments for our own account.

We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital LLC (“ACRE Capital”), which we believe is complementary to our principal lending business. In this business segment, we primarily originate, sell and service multifamily and other senior~~-~~living-related loans under programs offered by Fannie Mae (“Fannie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (“HUD”). ACRE Capital is approved as a Delegated Underwriting and Servicing (“DUS”) lender to Fannie Mae, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD, and a Government National Mortgage Association (“Ginnie Mae”) issuer. While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as mortgage servicing rights or “MSRs” and receive fees for providing such service during the life of the loans which generally last ten years or more.

Because we operate both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties), we can offer a wider array of financing solutions to our customers, including (i) short and long-term loans ranging from one to ten (or more) years, (ii) bridge and permanent loans, (iii) floating and fixed rate loans, and (iv) loans collateralized by development, value-add (or transitional) and stabilized properties. We also have the flexibility to provide a combination of solutions to our customers, including instances where our principal lending business provides a short-term, bridge loan to an owner of multifamily properties while our mortgage banking business seeks long-term permanent financing for the same customer. This provides us the opportunity to offer a customer an efficient “one stop” financial product and at the same time to earn revenues at multiple times in the relationship with the customer. First, we earn interest and interest-related income while holding the short term bridge loan. Second, we earn origination fees and sale premiums when we provide permanent financing and sell the loans under HUD/Ginnie Mae and government sponsored entity (“GSE”) programs. And, third, we earn servicing fees from MSRs that we retain on the permanent loans.

We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering (the “IPO”) in May 2012.  We have elected and qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT. We also operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

As of March 31, 2014 and December 31, 2013, all loans were paying in accordance with their terms. There were no impairments during the three months ended March 31, 2014 and 2013.

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

Changes in Market Interest Rates.  With respect to our business operations, increases in interest rates, in general, may over time cause:

·                  the interest expense associated with our borrowings to increase, subject to any applicable ceilings;

·                  the value of our mortgage loans to decline;

·                  coupons on our mortgage loans to reset to higher interest rates; and

·                  to the extent we enter into interest rate swap agreements as part of our hedging strategy where we pay fixed and receive floating interest rates, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause:

·                  the interest expense associated with our borrowings to decrease, subject to any applicable floors;

·                  the value of our mortgage loan portfolio to increase, for such mortgages with applicable floors;

·                  coupons on our floating rate mortgage loans to reset to lower interest rates; and

·                  to the extent we enter into interest rate swap agreements as part of our hedging strategy where we pay fixed and receive floating interest rates, the value of these agreements to decrease.

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

Performance of Multifamily and Other Commercial Real Estate Related Markets.  Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to economic conditions. Demand for multifamily and other commercial real estate generally increases during periods of stronger economic conditions, resulting in increased property values, transaction volumes and loan origination volumes. During periods of weaker economic conditions, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations, as well as an increased level of servicer advances and losses from ACRE Capital’s Fannie Mae DUS allowance for loss sharing.

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

Restructuring activities

During the three months ended March 31, 2014, we began restructuring and relocating certain ACRE Capital support services in order to centralize the platform into one location. For the three months ended March 31, 2014, we recorded $0.2 million of costs associated with restructuring activities, which consisted primarily of employee termination costs. These costs were recorded in general and administrative expenses within the ACRE Capital operating segment.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

The following table sets forth consolidated results of operations for the three months ended March 31, 2014 and 2013 ($ in thousands):

	For the three months ended March 31,

	2014	2013

Net interest margin:

Interest income from loans held for investment	$15,152	$6,711

Interest expense	(5,072)	(1,385)

Net interest margin	10,080	5,326

Mortgage banking revenue:

Servicing fees, net	5,263	-

Gains from mortgage banking activities	1,386	-

Provision for loss sharing	(119)	-

Change in fair value of mortgage servicing rights	(1,847)	-

Mortgage banking revenue	4,683	-

Gain on sale of loans	680	-

Total revenue	15,443	5,326

Expenses:

Other interest expense	1,685	1,552

Management fees to affiliate	1,492	614

Professional fees	925	566

Compensation and benefits	4,021	-

Acquisition and investment pursuit costs	20	640

General and administrative expenses	2,219	482

General and administrative expenses reimbursed to affiliate	1,000	747

Total expenses	11,362	4,601

Changes in fair value of derivatives	-	(398)

Income from operations before income taxes	4,081	327

Income tax expense (benefit)	(674)	-

Net income	$4,755	$327

Comparison of Three Months Ended March 31, 2014 and 2013

Net Interest Margin

For the three months ended March 31, 2014 and 2013, we earned approximately $10.1 million and $5.3 million in net interest margin, respectively. For the three months ended March 31, 2014 and 2013, interest income from loans held for investment of $15.2 million and $6.7 million, respectively, was generated by weighted average earning assets of $1.1 billion and $358.0 million, respectively, offset by $5.1 million and $1.4 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under our secured funding agreements were $702.5 million and $149.6 million for the three months ended March 31, 2014 and 2013, respectively. The increase in net interest margin for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily relates to the increase in the number of loans held for investment from 17 loans to 39 loans as of March 31, 2014.

Mortgage Banking Revenue

For the three months ended March 31, 2014, we earned approximately $5.3 million in net servicing fees. Servicing fees include fees earned for all activities related to servicing ACRE Capital’s loans, the fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees. For the three months ended March 31, 2014, we earned approximately $1.4 million in net gains from mortgage banking activities. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments. Since the acquisition of ACRE Capital closed on August 30, 2013, we did not earn any servicing fees or have gains from mortgage banking activities for the three months ended March 31, 2013 relating to ACRE Capital.

Operating Expenses

For the three months ended March 31, 2014 and 2013, we incurred operating expenses of $11.4 million and $4.6 million, respectively. Since the acquisition of ACRE Capital closed on August 30, 2013, we did not incur any operating expenses for the three months ended March 31, 2013 relating to ACRE Capital.

Related Party Expenses

Related party expenses for the three months ended March 31, 2014 included $1.5 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. Related party expenses for the three months ended March 31, 2013 included $0.6 million in management fees due to our Manager and $0.7 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager. The increase in related party expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily relates to increased stockholders’ equity and an increase in capital markets and acquisition activities.

Other Expenses

Other interest expense for the three months ended March 31, 2014 and 2013 was $1.7 million and $1.6 million, respectively, related to the 2015 Convertible Notes and warehouse lines of credit. Changes in fair value of derivatives for the three months ended March 31, 2013 was $398 thousand related to the 2015 Convertible Notes. Professional fees for the three months ended March 31, 2014 and 2013 were $0.9 million and $0.6 million, respectively. Acquisition and investment pursuit costs related to the acquisition of ACRE Capital for the three months ended March 31, 2014 and 2013 were $0.02 million and $0.6 million, respectively. General and administrative expenses for the three months ended March 31, 2014 and 2013 were $2.2 million and $0.5 million, respectively. Since the acquisition of ACRE Capital closed on August 30, 2013, we did not incur any other expenses for the three months ended March 31, 2013 relating to ACRE Capital.

Compensation and benefits

Compensation and benefits for the three months ended March 31, 2014 was $4.0 million. Since the acquisition of ACRE Capital closed on August 30, 2013, we did not incur compensation and benefits for the three months ended March 31, 2013 relating to ACRE Capital.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2014 and 2013 ($ in thousands):

	For the three months ended March 31,

	2014	2013

Net income	$4,755	$327

Adjustments to reconcile net income to net cash provided by

operating activities:	2,931	899

Net cash provided by operating activities	7,686	1,226

Net cash used in investing activities	(66,519)	(55,704)

Net cash provided by financing activities	69,135	53,638

Change in cash and cash equivalents	$10,302	$(840)

Cash and cash equivalents increased by $10.3 million and decreased by $0.8 million, respectively, during the three months ended March 31, 2014 and 2013. Net cash provided by operating activities totaled $7.7 million and $1.2 million, respectively, during the three months ended March 31, 2014 and 2013. This change in net cash provided by operating activities was primarily related to the increase in net interest margin due to an increase in loans held for investment. For the three months ended March 31, 2014, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $52.8 million, sale of mortgage loans held for sale to third parties of $56.1 million, change in the fair value of MSRs of $1.8 million, and change in other assets of $2.7 million. The adjustments for non-cash charges for the three months ended March 31, 2013, included stock-based compensation of $136 thousand, accretion of deferred loan origination fees and costs of $739 thousand, amortization of deferred financing costs of $227 thousand and $398 thousand of unrealized loss on the derivative (included in changes in fair value of derivatives).

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 totaled $66.5 million and $55.7 million, respectively, and related primarily to the origination of new loans held for investment partially offset by a sale of a mortgage loan held for sale.

Net cash provided by financing activities for the three months ended March 31, 2014 totaled $69.1 million and related primarily to proceeds from secured funding agreements of $145.7 million partially offset by repayments of our secured funding agreements of $68.6 million. Net cash provided by financing activities for three months ended March 31, 2013 totaled $53.6 million and related primarily to proceeds from our secured funding agreements.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us. See “Recent Developments” for information on our available capital as of May 6, 2014.

Equity Offerings

There were no shares issued in public or private offerings for the three months ended March 31, 2014 and 2013.

Funding Agreements

During the quarter ended March 31, 2014, the following activities occurred with respect to our sources of financing:

City National Bank Facility

On March 12, 2014, we, through a wholly owned subsidiary, entered into a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). We borrow funds under the CNB Facility to finance new investments and for other working capital and general corporate needs.

Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at our option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event will the interest rate be less than 3.00%.  Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrues unused line fees at the rate of 0.375% per annum. For the three months ended March 31, 2014, we incurred a non-utilization fee of $8 thousand. The initial maturity date is March 11, 2016 subject to one 12 month extension at our option if certain conditions are met. As of March 31, 2014, the outstanding balance on the CNB Facility was $45.0 million.

BAML Line of Credit

ACRE Capital maintained a line of credit with Bank of America, N.A. (the “BAML Line of Credit”) of $80.0 million with a stated interest rate of Bank of America LIBOR Daily Floating Rate plus 1.60%. The agreement governing the BAML Line of Credit was amended in March 2014 to extend the maturity date to May 1, 2014.  See “Recent Developments”, as well as Note 20 to our consolidated financial statements in this quarterly report on Form 10-Q for a subsequent event related to the BAML Line of Credit.

The sources of financing under our secured funding agreements (the “Funding Agreements”) that are used to fund our target investments are described in the following table.

	As of
	March 31, 2014					December 31, 2013
	Total	Outstanding		Maturity		Total	Outstanding		Maturity
$ in thousands	Commitment	Balance	Interest Rate	Date		Commitment	Balance	Interest Rate	Date
Secured Funding Facilities:

			LIBOR + 2.00 to	December					December
Wells Fargo Facility	$225,000	$128,380	2.50%	14, 2014	(1)	$225,000	$166,934	LIBOR + 2.00 to 2.50%	14, 2014	(1)
				Earlier of					Earlier of
			LIBOR + 2.25 to	July 2, 2018					July 2,
Citibank Facility	125,000	103,762	2.75%	or	(2)	125,000	97,485	LIBOR + 2.25 to 2.75%	2018 or	(2)
			LIBOR + 2.00 to
Capital One Facility	100,000	64,400	3.50%	-	(2)	100,000	-	LIBOR + 2.00 to 3.50%	-	(2)
				March 11,
CNB Facility	50,000	45,000	LIBOR + 3.00%	2016		-	-	-	-
Total	$500,000	$341,542				$450,000	$264,419

Warehouse Lines of Credit:
			LIBOR + 1.40%	No					No
ASAP Line of Credit	$105,000	$-	to 1.75%	expiration		$105,000	$-	LIBOR + 1.40% to 1.75%	expiration
									May 1,
BAML Line of Credit	80,000	-	LIBOR + 1.60%	May 1, 2014		80,000	-	LIBOR + 1.60%	2014
Total	$185,000	$-				$185,000	$-

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

See Note 6 to our consolidated financial statements in this quarterly report on Form 10-Q and “Recent Developments” for further discussion of our secured funding agreements.

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

Capital Markets

In addition to borrowings, we will need to periodically raise additional capital to fund new investments. We have elected and qualified to be taxed as a REIT. Among other things, in order to maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, and, as a result, such distributions will not be available to fund investments. We may also seek to enhance the returns on our senior commercial mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization.

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to continue to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

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

In connection with the acquisition of ACRE Capital, we contributed the common units of ACRE Capital to ACRE Capital Holdings LLC (“TRS Holdings”), a wholly owned subsidiary of ours. An entity classification election to be taxed as a corporation and a taxable REIT subsidiary (“TRS) election were made with respect to TRS Holdings. In addition, in December 2013, we formed a new wholly owned subsidiary, ACRC Lender W TRS LLC (“ACRC TRS”), for which an entity classification election to be taxed as a corporation and a TRS election were made, in order to issue and hold certain loans intended for sale. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, we also may be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis.

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

Off-Balance Sheet Arrangements

The Company has commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated and mezzanine debt investments in its portfolio, extend credit and sell loans. Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Other than as set forth in this quarterly report on Form 10-Q, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or VIEs, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Recent Developments

On April 9, 2014, we and certain of our subsidiaries entered into a $195.0 million revolving master repurchase facility (the “UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”). We will use the UBS Facility to finance commercial mortgage loans, under certain circumstances, commercial real estate mezzanine loans, and other assets meeting defined eligibility criteria which are approved by UBS. The initial maturity date of the UBS Facility is April 7, 2017, subject to annual extensions in UBS’s sole discretion.

On April 30, 2014, we originated a $23.3 million transitional first mortgage loan on an apartment complex located in Georgia.  At closing, the outstanding principal balance was approximately $20.8 million. The loan has an interest rate of LIBOR + 3.85% (plus origination and exit fees) subject to a 0.25% LIBOR floor and a term of three years.

On May 1, 2014, we originated a $33.5 million stretch first mortgage loan on an industrial portfolio located in Ohio.  At closing, the outstanding principal balance was approximately $32.7 million. The loan has an interest rate of LIBOR + 4.20% (plus origination and exit fees) subject to a 0.20% LIBOR floor and a term of four years.

On May 1, 2014, ACRE Capital entered into a Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement with Bank of America, N.A. and the other lenders thereto, which provides for a committed warehouse line of up to $80.0 million that matures on April 15, 2015.

On May 5, 2014, we originated a $20.4 million transitional first mortgage loan on two industrial buildings located in California. At closing, the outstanding principal balance was approximately $19.6 million. The loan has an interest rate of LIBOR + 5.25% (plus origination and exit fees) subject to a 0.25% LIBOR floor and a term of three years.

On May 6, 2014, we, through a wholly owned subsidiary, amended our secured funding facility (“Citibank Facility”) with Citibank, N.A.  (“Citibank”) to, among other things, increase the size of the facility to $250.0 million. In connection with the amendment, we entered into an Amended and Restated Substitute Guaranty Agreement modifying our obligations to Citibank in connection with the Citibank Facility.

In addition to increasing the size of the facility, the Citibank Facility amendment eliminated the LIBOR floor (other than with respect to one mortgage loan pledged under the Citibank Facility) as part of the interest rate calculation and changed the final repayment date from being the latest date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility to December 2, 2018.  The Citibank Facility amendment and Amended and Restated Substitute Guaranty Agreement also modified certain financial tests and covenants to more effectively utilize the Citibank Facility, including, without limitation, modifying the debt to tangible net worth test to require us to maintain a ratio of (i) recourse debt to tangible net worth of 3.0 to 1 and (ii) total debt to tangible net worth of 4.0 to 1.

As of May 6, 2014, subject to obtaining financing commitments (in accordance with and subject to the terms of the Company’s applicable funding facilities) for two loans totaling approximately $40 million in outstanding principal, the Company expects to have approximately $68 million in remaining capital, either in cash or in approved but undrawn capacity under the Company’s funding facilities.  After holding in reserve $10 million in liquidity requirements, the Company expects to have approximately $58 million in capital available to fund additional loans, outstanding commitments on the Company’s existing loans and for other working capital purposes.  Assuming that the Company uses such amount as equity capital to make new investments and is able to achieve a debt-to-equity ratio of 2.5 to 1, the Company has the capacity to fund approximately $200 million of additional senior loan investments.

On May 7, 2014, we declared a cash dividend of $0.25 per common share for the second quarter of 2014. The second quarter 2014 dividend is payable on July 16, 2014 to common stockholders of record as of June 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We manage our portfolio through an interactive process with our Manager and Ares Management and service our self-originated principal investments through our Manager’s servicer, which is a Standard & Poor’s-rated commercial primary servicer and commercial special servicer that is included on Standard & Poor’s Select Servicer List. Our Manager has an Investment Committee that oversees compliance with our investment strategy and guidelines, investment portfolio holdings and financing strategy. We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks can be quantified from historical experience and seek to actively manage those risks, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

We are subject to varying degrees of credit risk in connection with holding our target investments. We have exposure to credit risk on our CRE loans and other target investments. Our Manager seeks to manage credit risk by performing our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. Credit risk is also addressed through our Manager’s ongoing review. In addition, with respect to any particular principal lending target investment, our Manager’s investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations, including our borrowings under the Funding Agreements. We primarily originate or acquire floating rate mortgage assets and finance those assets with index-matched floating rate liabilities. As a result, we significantly reduce our exposure to changes in portfolio value and cash flow variability related to changes in interest rates.  However, we regularly measure our exposure to interest rate risk and assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not we should enter into hedging transactions and derivative financial instruments, such as forward sale commitments and interest rate floors in order to mitigate our exposure to changes in interest rates.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk.

In addition to the risks related to fluctuations in asset values and cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default.

Interest Rate Effect on Net Interest Margin

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally is based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally increase (a) while the yields earned on our leveraged fixed-rate mortgage assets remain static and (b) in some cases, at a faster pace than the yields earned on our leveraged floating rate mortgage assets, which could result in a decline in our net interest spread and net interest margin. A 100 basis point increase in the average 30-day LIBOR would have increased our net interest margin on our loans held for investment by approximately $0.3 million during the three months ended March 31, 2014. A decrease in the average 30-day LIBOR to zero would have increased our net interest margin on our loans held for investment by approximately $0.2 million during the three months ended March 31, 2014.

The severity of any such decline depends on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase and any applicable floors and caps. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Interest Rate Cap and Floor Risk

We primarily originate or acquire floating rate mortgage assets. These are assets in which the mortgages are subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield change during any given period. However, our borrowing costs pursuant to our financing agreements sometimes are not subject to similar restrictions or have different floors and caps. As a result, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest rate yields on our floating rate mortgage assets could effectively be limited by various caps. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. In addition, in the period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on our borrowings could be fixed at a higher floor. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Market Risk

The estimated fair values of our investments fluctuate primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted.

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $1.8 million as of March 31, 2014 and December 31, 2013.

Prepayment Risk

Our net income and earnings may be affected by prepayment rates on our existing mortgage loans. When we originate our mortgage loans, we anticipate that we will generate an expected yield. When borrowers prepay their mortgage loans faster than we expect, we may be unable to replace these mortgage loans with new mortgage loans that will generate yields which are as high as the prepaid mortgage loans.  Additionally, repayment proceeds from mortgage loans in the commercial mortgage-backed securities (“CMBS”) would be applied sequentially, first going to pay down the senior CMBS notes. We will not receive any proceeds from repayment of loans in the CMBS until all senior notes are repaid in full.

Real Estate Risk

Commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

Inflation

Virtually all of our assets and liabilities are sensitive to interest rates. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. In each case, in general, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2014 are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. During the quarter ended March 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2014, we were not subject to any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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
10.1*

Seventh Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of January 31, 2014, by and among ACRE Capital LLC, Bank of America, N.A., as Credit Agent, and the Lenders party thereto. (3)

10.2*

Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto. (4)

10.3*

General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent. (4)

10.4*	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent. (4)
10.5*

Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent. (4)

10.6*

Eighth Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of March 28, 2014, by and among ACRE Capital LLC, Bank of America, N.A., as Credit Agent, and the Lenders party thereto. (5)

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

*                                         Previously filed

(1)                                 Incorporated by reference to Exhibits 3.1 and 3.2, as applicable, to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

(2)                                 Incorporated by reference to Exhibits 4.1 and 4.2, as applicable to the Company’s Form 8-K (File No. 001-35517), filed on December 19, 2012.

(3)                                 Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 31, 2014.

(4)                                 Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on March 14, 2014.

(5)                                 Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on April 2, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated: May 7, 2014	By	/s/ Todd S. Schuster
Todd S. Schuster
Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2014	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer (Principal Financial and Accounting Officer)