Form 10-Q
period 2014-06-30
Ares Commercial Real Estate Corp
filed 2014-08-06
CIK 1529377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014
Common stock, $0.01 par value	28,604,798

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$20,152	$20,100
Restricted cash	24,388	16,954
Loans held for investment ($428,282 and $493,783 related to consolidated VIE, respectively)	1,161,441	958,495
Loans held for sale, at fair value	55,928	89,233
Mortgage servicing rights, at fair value	58,558	59,640
Other assets ($2,167 and $2,552 of interest receivable related to consolidated VIE, respectively; $65,501 of certificates receivable related to consolidated VIE as of June 30, 2014)	101,121	32,493
Total assets	$1,421,588	$1,176,915

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Secured funding agreements	$457,291	$264,419
Warehouse lines of credit	48,199	-
Convertible notes	68,088	67,815
Commercial mortgage-backed securitization debt (consolidated VIE)	395,027	395,027
Allowance for loss sharing	14,440	16,480
Due to affiliate	2,974	2,796
Dividends payable	7,151	7,127
Other liabilities ($359 and $384 of interest payable related to consolidated VIE, respectively)	24,583	17,035
Total liabilities	1,017,753	770,699

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at June 30, 2014 and December 31, 2013, 28,604,798 and 28,506,977 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	284	284
Additional paid-in capital	419,930	419,405
Accumulated deficit	(16,379)	(13,473)
Total stockholders’ equity	403,835	406,216
Total liabilities and stockholders’ equity	$1,421,588	$1,176,915

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net interest margin:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income from loans held for investment	$17,735	$8,086	$32,887	$14,798
Interest expense	(6,835)	(1,879)	(11,907)	(3,265)
Net interest margin	10,900	6,207	20,980	11,533

Mortgage banking revenue:
Servicing fees, net	3,533	-	8,796	-
Gains from mortgage banking activities	5,446	-	6,832	-
Provision for loss sharing	1,180	-	1,061	-
Change in fair value of mortgage servicing rights	(1,888)	-	(3,735)	-
Mortgage banking revenue	8,271	-	12,954	-

Gain on sale of loans	-	-	680	-
Total revenue	19,171	6,207	34,614	11,533

Expenses:
Other interest expense	1,758	1,499	3,443	3,050
Management fees to affiliate	1,478	643	2,970	1,256
Professional fees	1,104	500	2,029	1,067
Compensation and benefits	4,510	-	8,531	-
Acquisition and investment pursuit costs	-	1,121	20	1,761
General and administrative expenses	2,600	453	4,819	936
General and administrative expenses reimbursed to affiliate	1,000	863	2,000	1,610
Total expenses	12,450	5,079	23,812	9,680
Changes in fair value of derivatives	-	2,137	-	1,739
Income from operations before income taxes	6,721	3,265	10,802	3,592
Income tax expense (benefit)	83	-	(591)	-
Net income	$6,638	$3,265	$11,393	$3,592
Net income per common share:
Basic and diluted earnings per common share	$0.23	$0.32	$0.40	$0.37
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,453,739	10,215,782	28,448,181	9,720,477
Diluted weighted average shares of common stock outstanding	28,590,689	10,257,250	28,570,945	9,764,941
Dividends declared per share of common stock	$0.25	$0.25	$0.50	$0.50

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	28,506,977	$284	$419,405	$(13,473)	$406,216
Stock-based compensation	97,821	-	525	-	525
Net income	-	-	-	11,393	11,393
Dividends declared	-	-	-	(14,299)	(14,299)
Balance at June 30, 2014	28,604,798	$284	$419,930	$(16,379)	$403,835

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2014	2013
Operating activities:	(unaudited)	(unaudited)
Net income	$11,393	$3,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	3,288	453
Change in mortgage banking activities	(3,280)	-
Change in fair value of mortgage servicing rights	3,735	-
Accretion of deferred loan origination fees and costs	(1,593)	(1,268)
Provision for loss sharing	(1,061)	-
Cash paid to settle loss sharing obligations	(883)	-
Originations of mortgage loans held for sale	(151,426)	-
Sale of mortgage loans held for sale to third parties	103,040	-
Stock-based compensation	525	235
Changes in fair value of derivatives	-	(1,739)
Amortization of convertible notes issuance costs	443	372
Accretion of convertible notes	273	-
Depreciation expense	62	-
Deferred tax benefit	(129)	-
Changes in operating assets and liabilities:
Restricted cash	(1,135)	-
Other assets	(3,815)	(1,242)
Due to affiliate	178	243
Other liabilities	(1,937)	1,374
Net cash provided by (used in) operating activities	(42,322)	2,020
Investing activities:
Issuance of and fundings on loans held for investment	(267,719)	(186,402)
Principal repayment of loans held for investment	3,517	13,512
Proceeds from sale of a mortgage loan held for sale	80,197	-
Receipt of origination fees	2,141	1,664
Purchases of property and equipment	(244)	-
Payment of acquisition deposit	-	(1,000)
Net cash used in investing activities	(182,108)	(172,226)
Financing activities:
Proceeds from secured funding agreements	384,932	95,165
Repayments of secured funding agreements	(192,060)	(138,137)
Secured funding costs	(2,201)	(202)
Proceeds from issuance of common stock	-	243,000
Payment of offering costs	(113)	(8,141)
Proceeds from warehouse lines of credit	137,399	-
Repayments of warehouse lines of credit	(89,200)	-
Dividends paid	(14,275)	(4,634)
Net cash provided by financing activities	224,482	187,051
Change in cash and cash equivalents	52	16,845
Cash and cash equivalents, beginning of period	20,100	23,390
Cash and cash equivalents, end of period	$20,152	$40,235
Supplemental Information:
Interest paid during the period	$10,814	$5,188
Income taxes paid during the period	$300	$-
Supplemental disclosure of noncash investing and financing activities:
Dividends payable	$7,151	$6,822
Deferred financing and offering costs	$-	$715
Certificates receivable related to consolidated VIE	$65,501	$-

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014

(unaudited)

1. ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a subsidiary of Ares Management L.P.  (“Ares Management”), a publicly traded, leading global alternative asset manager, it has investment professionals strategically located across the nation who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement.

In the Company’s principal lending business, it is primarily focused on directly originating, managing and servicing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments in its principal lending business include senior loans, bridge loans, subordinated mortgages and B-Notes, preferred equity and other CRE-related investments. These investments, which are referred to as the Company’s “principal lending target investments,” are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior living and other commercial real estate properties, or by ownership interests therein and include: (a) “transitional senior” mortgage loans, (b) “stretch senior” mortgage loans, (c) “bridge financing” mortgage loans, (d) subordinated real estate loans such as B-Notes, mezzanine loans, certain rated tranches of securitizations, and (e) other select CRE debt and preferred equity investments. “Transitional senior” mortgage loans provide strategic, flexible, short-term financing solutions for owners of transitional CRE middle-market assets that are the subject of a business plan that is expected to enhance the value of the property. “Stretch senior” mortgage loans provide flexible “one stop” financing for owners of CRE middle-market assets that are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows. These mortgage loans typically have higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans provided by banks, insurance companies and other CRE lenders and are generally non-recourse to the borrower (as compared to conventional mortgage loans, which are often partial or full recourse to the borrower). Bridge loans provide short-term financing to borrowers ranging from six to 24 months in term and may be used to provide financing to borrowers seeking permanent loans from government and government-sponsored entities (collectively, “GSEs”) while they work through the application process or in the event the underlying properties need additional time to stabilize before locking in long-term debt.

The Company is also engaged in the mortgage banking business through its wholly owned subsidiary, ACRE Capital LLC (“ACRE Capital”), which the Company believes is complementary to its principal lending business. In this business segment, the Company primarily originates, sells and services multifamily and senior-living related loans under programs offered by GSEs, such as the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While the Company earns little interest from these activities as it generally only holds loans for short periods, the Company receives origination fees when it closes loans and sale premiums when it sells loans. The Company also retains the rights to service the loans, which are known as mortgage servicing rights (“MSRs”) and receives fees for such servicing during the life of the loans, which generally last ten years or more.

Since the Company operates both as a principal lender and a mortgage banker, the Company can offer a wider array of financing solutions to its customers, including (i) short and long-term loans ranging from one to ten (or more) years, (ii) bridge and permanent loans, (iii) floating and fixed rate loans, and (iv) loans collateralized by development, value-add (or transitional) and stabilized properties. The Company also has the flexibility to provide a combination of solutions to its customers, including instances where the Company’s principal lending business provides a short-term, bridge loan to an owner of multifamily properties while the Company’s mortgage banking business seeks long-term permanent financing for the same customer. This provides the Company the opportunity to offer its customer an efficient “one stop” financial product and at the same time earn revenues at multiple times in the relationship with the customer. First, the Company earns interest and interest-related income while holding the short term bridge loan.

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

In connection with the acquisition of ACRE Capital, the Company created a wholly owned subsidiary, ACRE Capital Holdings LLC (“TRS Holdings”), to hold the common units of ACRE Capital. The Company formed a wholly owned subsidiary in December 2013, ACRC Lender W TRS LLC (“ACRC W TRS”) and in March 2014, ACRC Lender U TRS LLC (“ACRC U TRS”) in order to issue and hold certain loans intended for sale. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary (“TRS”) elections were made with respect to TRS Holdings, ACRC W TRS and ACRC U TRS. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles (“GAAP”) and include the accounts of the Company, the consolidated variable interest entity (“VIE”) for which the Company controls and is the primary beneficiary, and its wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated.

Interim financial statements are prepared in accordance with United States GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2014.

Variable Interest Entities

The Company evaluates all of its interests in VIEs for consolidation. When the Company’s interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary and it does not consolidate the VIE.

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

See Note 16 for further discussion of the Company’s VIEs.

Segment Reporting

The Company has two reportable business segments: principal lending and mortgage banking. See Note 18 for further discussion of the Company’s reportable business segments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Deferred financing costs and accrued interest receivable have been reclassified into other assets in the consolidated balance sheets. Derivative liability and accounts payable and accrued expenses have been reclassified into other liabilities in the consolidated balance sheets. Interest receivable has been reclassified into other assets in the consolidated statements of cash flows. Accounts payable, refundable deposits and accrued expenses have been reclassified into other liabilities in the consolidated statements of cash flows. The unrealized loss on the $69.0 million aggregate principal amount of unsecured 7.00% Convertible Senior Notes due 2015 (the “2015 Convertible Notes”) has been reclassified into changes in fair value of derivatives in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and statements of cash flows.

Restricted Cash

Restricted cash includes escrow deposits for taxes, insurance, leasing outlays, capital expenditures, tenant security deposits and payments required under certain loan agreements. These escrow deposits are held on behalf of the respective borrowers and are offset by escrow liabilities included in other liabilities in the consolidated balance sheets. As of June 30, 2014 and December 31, 2013, through ACRE Capital, the Company held restricted cash, which consisted of reserves that are a requirement of the Fannie Mae DUS program and borrower deposits, which represent funds that were collected for the processing of the borrowers loan applications and loan commitments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash, loans held for investment, MSRs, loans held for sale, interest receivable and derivative financial instruments. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the FDIC-insured limit. The Company has exposure to credit risk on its loans held for investment and through its subsidiary ACRE Capital, the Company has exposure on credit risk on loans held for sale and the servicing portfolio whereby ACRE Capital shares in the risk of loss (see Note 7). The Company and the Company’s Manager seek to manage credit risk by performing due diligence prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate.

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

Each loan classified as held for investment is evaluated for impairment on a periodic basis. Loans are collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of June 30, 2014 and December 31, 2013, with respect to the Company’s loans held for investment, no impairment charges have been recognized.

Preferred equity investments, where the risks and payment characteristics are equivalent to mezzanine loans, are accounted  for as loans held for investment and are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired,  and  are  included  in loans held for investment in the Company’s consolidated balance sheets.  The Company accretes or amortizes any discounts or premiums over the life of the related loan receivable utilizing the effective interest method.

Loans Held for Sale

Through its subsidiaries, including ACRE Capital, ACRC U TRS and ACRC W TRS, the Company originates mortgage loans held for sale, which are recorded at fair value. The holding period for loans originated by ACRE Capital is approximately 30 days. The carrying value of the mortgage loans sold is reduced by the value allocated to the associated retained MSRs based on relative fair value at the time of the sale. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the adjusted value of the related mortgage loans sold.

Although the Company generally holds its target investments as long-term investments within its principal lending business, the Company may occasionally classify some of its investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale, at fair value in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. As of June 30, 2014, the Company did not have any loans held for sale in its principal lending business. As of December 31, 2013, the Company had one loan held for sale in its principal lending business of $84.8 million, net of deferred fees, included in the $89.2 million of loans held for sale in the consolidated balance sheets.

Mortgage Servicing Rights

When a mortgage loan is sold, ACRE Capital retains the right to service the loan and recognizes the MSR at fair value. The initial fair value represents expected net cash flows from servicing, as well as interest earnings on escrows and interim cash balances, borrower prepayment penalties, delinquency rates, late charges along with ancillary fees that are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. After initial recognition, changes in the MSR fair value are included within change in fair value of mortgage servicing rights in the Company’s consolidated statements of operations for the period in which the change occurs.

Intangible Assets

Intangible assets consist of ACRE Capital’s licenses permitting it to participate in programs offered by Fannie Mae, Ginnie Mae and HUD. These licenses are intangible assets with indefinite lives. The Company evaluates identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the terms of the respective debt instrument. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization, the related unamortized debt issuance costs are charged to expense based on a pro-rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included in interest expense in the Company’s consolidated statements of operations while the unamortized balance is included in other assets in the Company’s consolidated balance sheets.

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

Allowance for Loss Sharing

When a loan is sold under the Fannie Mae DUS program, ACRE Capital undertakes an obligation to partially guarantee the performance of the loan. The date ACRE Capital commits to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. Subsequent to the initial commitment date, the Company monitors the performance of each loan for events or circumstances which may signal a liability to be recognized if there is a probable and estimable loss. The initial fair value of the guarantee is estimated by examining historical loss share experienced in the ACRE Capital Fannie Mae DUS portfolio since inception. The initial fair value of the guarantee is included within provision for loss sharing in the Company’s consolidated statements of operations. These historical loss shares serve as a basis to derive a loss share rate which is then applied to the current ACRE Capital DUS portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis).

Servicing Fee Payable

ACRE Capital provides additional payments to certain personnel by providing them with a percentage of the servicing fee revenue that is earned by ACRE Capital, which is initially recorded as a liability when the MSR is obtained and expensed as the servicing fee is earned over the life of the related mortgage loan. ACRE Capital incurs an expense over the life of each loan as long as the related loan is performing. If a particular loan is not performing, the recipient will not receive the additional compensation on that loan, and if a loss sharing event is triggered, the recipient will not receive a portion of the additional compensation on other loans. The servicing fee payable is included within other liabilities in the consolidated balance sheets and the related expense is included within servicing fee revenue on a net basis in the consolidated statements of operations.

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

Servicing fees are earned for servicing mortgage loans, including all activities related to servicing the loans, and are recognized as services are provided over the life of the related mortgage loan. Also included in servicing fees are the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid.

Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments attributable to the loan commitments and forward sale commitments. The initial fair value of MSRs, loan origination fees, gain on the sale of loans, and certain direct loan origination costs for loans held for sale are recognized when ACRE Capital commits to make a loan to a borrower. When the Company settles a sale agreement and transfers the mortgage loan to the buyer, the Company recognizes a MSR asset equal to the present value of the expected net cash flows associated with the servicing of loans sold.

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

The Company currently owns 100% of the equity of TRS Holdings, ACRC U TRS and ACRC W TRS, each of which is a TRS. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company’s GAAP consolidated earnings recognized by TRS Holdings, ACRC U TRS and ACRC W TRS.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of June 30, 2014 and December 31, 2013, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. TRS Holdings, ACRC U TRS and ACRC W TRS recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

For the three and six months ended June 30, 2014 and 2013, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock and convertible debt, except when doing so would be anti-dilutive. With respect to the 2015 Convertible Notes, the Company has the ability and intention to settle the principal in cash and to settle any amount above par in shares of the Company’s common stock if the conversion options were exercised. As such, the Company is applying the treasury stock method when determining the dilutive impact on earnings per share.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired and liabilities (both specific and contingent) assumed at their fair values at the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. The excess of the assets acquired and liabilities assumed over the purchase price is recognized as a gain on acquisition. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with corresponding adjustments to the gain on acquisition. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded through earnings.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

3.                                      LOANS HELD FOR INVESTMENT

As of June 30, 2014, the Company had originated or co-originated 40 loans secured by CRE middle market properties, excluding six loans that were repaid since inception. The aggregate originated commitment under these loans at closing was approximately $1.3 billion and outstanding principal was $1.2 billion as of June 30, 2014. During the six months ended June 30, 2014, the Company funded approximately $273.1 million and received repayments of $69.0 million as described in more detail in the tables below. Such investments are referred to herein as the Company’s investment portfolio. As of June 30, 2014, 74.9% of the Company’s loans have LIBOR floors, with a weighted average floor of 0.38%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of June 30, 2014 and December 31, 2013:

	June 30, 2014
$ in thousands	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,036,799	$1,043,673	4.8%	5.4%	2.2
Subordinated debt and preferred equity investments	124,642	125,857	9.6%	10.0%	3.8
Total	$1,161,441	$1,169,530	5.4%	5.9%	2.4

	December 31, 2013
$ in thousands	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$867,578	$873,781	5.1%	5.6%	2.4
Subordinated debt and preferred equity investments	90,917	91,655	9.8%	10.2%	3.6
Total	$958,495	$965,436	5.5%	6.0%	2.5

(1)                                 The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2014 and December 31, 2013 as weighted by the Outstanding Principal balance of each loan.

A more detailed listing of the Company’s current investment portfolio, based on information available as of June 30, 2014 is as follows:

(amounts in millions, except percentages)

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)	Payment Terms (4)
Transitional Senior Mortgage Loans:
Office	CA	$75.0	$74.4	L+3.75%		4.2%	Aug 2017	I/O
Retail	IL	70.0	69.4	L+4.25%		4.9%	Aug 2017	I/O
Office	TX	55.8	54.8	L+5.00%		6.1%	Jan 2017	I/O
Apartment	FL	49.1	48.9	L+4.80%		5.9%	Jan 2016	I/O
Apartment	GA	45.1	45.1	L+4.95%	(5)	5.7%	Apr 2016	I/O
Apartment	TX	42.6	42.4	L+3.75%		4.5%	July 2016	I/O
Industrial	MO and KS	38.0	37.7	L+4.30%		5.1%	Jan 2017	I/O
Apartment	GA	37.8	37.8	L+4.95%	(5)	5.7%	Apr 2016	I/O
Apartment	NY	37.7	37.4	L+5.00%		6.1%	Oct 2017	I/O
Apartment	TX	34.9	34.7	L+4.70%		5.6%	Apr 2016	I/O
Apartment	FL	34.3	34.0	L+3.75%		4.7%	Mar 2017	I/O
Apartment	TX	33.8	33.6	L+3.75%		4.5%	July 2016	I/O
Office	TX	33.5	33.4	L+5.75%-L+5.25%	(6)	7.6%	Mar 2015	I/O
Office	FL	31.3	31.3	L+5.25%	(7)	6.3%	Feb 2015	I/O
Office	OH	29.6	29.5	L+5.35%-L+5.00%	(8)	6.0%	Nov 2015	I/O
Office	CA	27.5	27.2	L+4.50%		5.2%	Apr 2017	I/O
Apartment	TX	26.3	26.1	L+3.65%		4.3%	Jan 2017	I/O
Office	KS	25.5	25.3	L+5.00%		5.8%	Mar 2016	I/O
Apartment	TX	24.0	23.8	L+3.65%		4.3%	Jan 2017	I/O
Apartment	GA	23.1	23.1	L+4.95%	(5)	5.7%	Apr 2016	I/O
Apartment	AZ	21.8	21.7	L+4.25%		5.9%	Sep 2015	I/O
Apartment	GA	20.8	20.6	L+3.85%		4.8%	May 2017	I/O
Industrial	CA	19.6	19.4	L+5.25%		6.0%	May 2017	I/O
Industrial	VA	19.0	18.9	L+5.25%		6.4%	Dec 2015	I/O
Office	CA	15.1	15.0	L+3.75%		4.5%	July 2016	I/O
Apartment	NY	15.0	14.8	L+4.50%		5.2%	Dec 2016	I/O
Office	CA	14.8	14.7	L+4.50%		5.3%	July 2016	I/O
Apartment	NC	14.3	14.1	L+4.00%		4.8%	Apr 2017	I/O
Apartment	FL	12.8	12.7	L+3.80%		4.6%	Feb 2017	I/O
Office	CO	10.8	10.8	L+5.50%		7.4%	Jan 2015	I/O
Apartment	FL	10.2	10.1	L+3.80%		4.6%	Feb 2017	I/O
Stretch Senior Mortgage Loans:
Office	FL	47.3	47.3	L+5.25%	(9)	5.4%	Apr 2016	I/O
Industrial	OH	32.7	32.4	L+4.20%		4.7%	May 2018	I/O
Office	CA	14.5	14.4	L+4.75%		5.7%	Feb 2016	I/O
Subordinated Debt and Preferred Equity Investments:
Office	IL	37.0	36.7	8.75%		9.1%	Aug 2016	I/O
Apartment	NY	33.3	33.1	L+7.46%	(10)	7.9%	Jan 2019	I/O
Apartment	GA and FL	22.6	22.0	L+11.85%	(11)	12.4%	June 2021	I/O
Office	GA	14.3	14.3	10.50%	(12)	11.0%	Aug 2017	I/O
Apartment	NY	13.8	13.7	11.50%	(13)	11.9%	Nov 2016	I/O
Apartment	TX	4.9	4.8	L+11.00%	(14)	11.5%	Oct 2016	I/O
Total/Average		$1,169.5	$1,161.4			5.9%

(1)

The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)

Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of June 30, 2014 or the LIBOR floor, as applicable. The Total/Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2014 as weighted by the Outstanding Principal balance of each loan.

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

(4)

I/O = interest only. Amortization begins on the transitional senior Missouri/Kansas loan with an outstanding principal of $38.0 million in January 2015 and on the transitional senior New York loan with an outstanding principal of $37.7 million in October 2016, respectively, as of June 30, 2014. Amortization begins on the stretch senior Ohio loan with an outstanding principal as of June 30, 2014 of $32.7 million in May 2017. The remainder of the loans in the Company’s principal lending portfolio are non-amortizing through their primary terms.

(5)

These loans were originally structured as an A/B note in a cross collateralized loan pool with the Company holding the B-note. In connection with the commercial mortgage-backed securities (“CMBS”) financing on November 19, 2013, the Company purchased the A-note and modified and split the combined loan into individual senior whole loans.

(6)	The initial interest rate for this loan of L+5.75% steps down based on performance hurdles to L+5.25%.

(7)

This loan was originally structured as an A/B note with the Company holding the B-note. In connection with the CMBS financing on November 19, 2013, the Company purchased the A-note and the loan was modified and combined into a senior whole loan.

(8)	The initial interest rate for this loan of L+5.35% steps down based on performance hurdles to L+5.00%.

(9)	On March 28, 2014, the Company entered into a loan modification that extended the loan for a term of two years and lowered the interest rate to L+5.25%.

(10)

In March 2014, the $85.2 million (outstanding principal) senior loan held for sale by the Company was restructured whereby the principal balance was reduced from $85.2 million to $80.4 million and total commitment was decreased from $93.8 million to $88.4 million. The senior note was subsequently sold to third party purchasers.  The transaction qualified for sale accounting under FASB ASC Topic 860, Transfers and Servicing.  The origination and exit fees associated with the senior loan were not restructured and the Company retained the right to a portion of the origination and the exit fees.  Upon the sale of the senior loan, the Company recorded a $680 thousand (net of expenses) gain on sale of loans in its consolidated statements of operations.  The $28.4 million (outstanding principal) mezzanine loan retained by the Company was also restructured whereby the principal balance was increased from $28.4 million to $33.3 million and total commitment was increased from $31.3 million to $36.6 million.  In connection with the restructuring of the mezzanine loan, the interest rate decreased from L+9.90% with a LIBOR floor of 0.17% to L+7.46% with a LIBOR floor of 0.17%.  The principal balance, interest rate and unleveraged effective yield of the mezzanine loan may change further based on certain asset-level performance hurdles being met.

(11)

In June 2014, the Company made a $60.0 million preferred equity investment with a 7-year term to acquire and reposition three multifamily properties. The preferred rate for this investment is L+11.85% with 2.00% as payment-in-kind (“PIK”), to the extent cash flow is not available. There is no capped dollar limit on accrued PIK.

(12)	The interest rate for this loan increases to 11.00% on September 1, 2014.

(13)	The current interest rate on this loan is 9.00% with 2.50% as PIK up to capped dollar amount based on the borrower’s election.

(14)	The preferred return is L+11.00% with an L+ 9.00% current pay and up to a certain dollar limit as PIK.

For the six months ended June 30, 2014, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance as of December 31, 2013	$958,495
Initial funding	227,520
Receipt of origination fee, net of costs	(2,741)
Additional funding	45,592
Loan payoffs	(69,018)
Origination fee accretion	1,593
Balance as of June 30, 2014	$1,161,441

No impairment charges have been recognized during the three and six months ended June 30, 2014 and 2013.

4. MORTGAGE SERVICING RIGHTS

MSRs represent servicing rights retained by ACRE Capital for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. ACRE Capital generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, ACRE Capital is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of June 30, 2014, the carrying value of MSRs was approximately $58.6 million. As of June 30, 2014, the Company had a servicing portfolio consisting of 974 loans with an unpaid principal balance of $3.8 billion.

Activity related to MSRs for the six months ended June 30, 2014 was as follows ($ in thousands):

Beginning balance, as of December 31, 2013	$59,640
Additions, following sale of loan	3,406
Changes in fair value	(3,735)
Prepayments and write-offs	(753)
Ending balance, as of June 30, 2014	$58,558

As discussed in Note 2, the Company determines the fair values of the MSRs based on discounted cash flow models that calculate the present value of estimated future net servicing income. The fair values of ACRE Capital’s MSRs are subject to changes in discount rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital’s MSRs outstanding as of June 30, 2014 by approximately $1.8 million.

5. INTANGIBLE ASSETS

As of June 30, 2014 and December 31, 2013, the carrying values of the Company’s intangible assets, as described in Note 2, were $5.0 million, which are included within other assets in the Company’s consolidated balance sheets. The identified intangible assets have indefinite lives and are not subject to amortization. The Company performs an annual assessment of impairment of its intangible assets in the fourth quarter of each year or whenever events or circumstances make it more likely than not that impairment may have occurred. For the three and six months ended June 30, 2014, no impairment charges have been recognized.

6. DEBT

Funding Agreements

The Company borrows funds under the ASAP Line of Credit, the BAML Line of Credit (the “Warehouse Lines of Credit”), and the Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the CNB Facility and the UBS Facility (defined below) (collectively, together with the Warehouse Lines of Credit, the “Funding Agreements”). As of June 30, 2014 and December 31, 2013, the outstanding balances and total commitments under the Funding Agreements consisted of the following ($ in thousands):

	As of June 30, 2014		As of December 31, 2013
$ in thousands	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Wells Fargo Facility	$128,293	$225,000	$166,934	$225,000
Citibank Facility	113,286	250,000	97,485	125,000
Capital One Facility	65,967	100,000	-	100,000
CNB Facility	30,000	50,000	-	-
UBS Facility	119,745	195,000	-	-
ASAP Line of Credit	-	105,000	-	105,000
BAML Line of Credit	48,199	80,000	-	80,000
Total	$505,490	$1,005,000	$264,419	$635,000

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

Wells Fargo Facility

The Company is party to a secured revolving funding facility arranged by Wells Fargo Bank, National Association (as amended and restated, the “Wells Fargo Facility”), which allows the Company to borrow up to $225.0 million. The Company is permitted to borrow funds under the Wells Fargo Facility to finance qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00%-2.50%. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three and six months ended June 30, 2014, the Company incurred a non-utilization fee of $63 thousand and $72 thousand, respectively. For the three and six months ended June 30, 2013, the Company incurred a non-utilization fee of $30 thousand and $74 thousand, respectively. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of June 30, 2014 and December 31, 2013, the outstanding balance on the Wells Fargo Facility was $128.3 million and $166.9 million, respectively.

The Wells Fargo Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of June 30, 2014, the Company was in compliance in all material respects with the terms of the Wells Fargo Facility.

Citibank Facility

The Company is party to a secured revolving funding facility with Citibank, N.A. (as amended and restated, the “Citibank Facility”), which allows the Company to borrow up to $250.0 million. The Company is permitted to borrow funds under the Citibank Facility to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. Under the Citibank Facility, the Company borrows funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by the Company. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.25% to 2.75% (subject to a 0.50% LIBOR floor for one mortgage loan pledged on the Citibank Facility), based on the debt yield of the assets securing the Citibank Facility. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the three and six months ended June 30, 2014, the Company incurred a non-utilization fee of $58 thousand and $73 thousand, respectively. For the three and six months ended June 30, 2013, the Company incurred a non-utilization fee of $17 thousand and $77 thousand, respectively. The final repayment date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility is the latest date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility and the earlier of December 2, 2018. As of June 30, 2014 and December 31, 2013, the outstanding balance on the Citibank Facility was $113.3 million and $97.5 million, respectively.

The Citibank Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to pay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. The covenants listed above reflect the amendments to the Citibank Facility on May 6, 2014. As of June 30, 2014, the Company was in compliance in all material respects with the terms of the Citibank Facility.

Capital One Facility

The Company is party to a secured revolving funding facility with Capital One, National Association (as amended and restated, the “Capital One Facility”), which allows the Company to borrow up to $100.0 million. The Company is permitted to borrow funds under the Capital One Facility to finance qualifying senior commercial mortgage loans, subject to available collateral. Under the Capital One Facility, the Company borrows funds on a revolving basis in the form of individual notes evidenced by individual loans. Each individual loan is secured by an underlying loan originated by the Company. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR, (ii) plus a pricing margin of 2.00% to 3.50%. The Company may request individual loans under the Capital One Facility through and including May 18, 2015, subject to successive 12-month extension options at the lender’s discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of June 30, 2014, the outstanding balance on the Capital One Facility was $66.0 million. As of December 31, 2013, there was no outstanding balance under the Capital One Facility. The Company does not incur a non-utilization fee under the terms of the Capital One Facility.

The Capital One Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining a ratio of debt to tangible net worth of not more than 3.00 to 1.00, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00. As of June 30, 2014, the Company was in compliance in all material respects with the terms of the Capital One Facility.

City National Bank Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance new investments and for other working capital and general corporate needs. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%.  Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three and six months ended June 30, 2014, the Company incurred a non-utilization fee of $35 thousand and $43 thousand, respectively. The initial maturity date is March 11, 2016, subject to one 12-month extension at the Company’s option if certain conditions are met. As of June 30, 2014, the outstanding balance on the CNB Facility was $30.0 million.

The agreements governing the CNB Facility contain various representations and warranties, and impose certain covenants on the Company and certain of its subsidiaries, as borrower under the CNB Facility, including the following and other customary requirements for similar revolving credit facilities: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the CNB Facility and its subsidiaries, and (f) prohibitions of certain change of control events.  The agreements governing the CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions, and (vi) maintaining its status as a REIT. As of June 30, 2014, the Company was in compliance in all material respects with the terms of the CNB Facility.

UBS Facility

On April 9, 2014, the Company entered into a $195.0 million revolving master repurchase facility (the “UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”), pursuant to which certain subsidiaries of the Company may sell, and later repurchase, commercial mortgage loans, under certain circumstances, commercial real estate mezzanine loans, and other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The initial maturity date of the UBS Facility is April 7, 2017, subject to annual extensions in UBS’ sole discretion. The initial purchase price paid by UBS for assets financed under the UBS Facility is based on a specified percentage of the relevant value under the UBS Facility. The price differential (or interest rate) on the UBS Facility is one-month LIBOR plus 1.88%, excluding amortization of commitment and exit fees. Upon termination of the UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met. As of June 30, 2014, the outstanding balance on the UBS Facility was $119.7 million.

The UBS Facility contains margin call provisions that provide UBS with certain rights if the applicable percentage of the aggregate asset value of the purchased assets under the UBS Facility is less than the aggregate purchase price for such assets. The UBS Facility is fully guaranteed by the Company and requires the Company to maintain certain financial and other covenants including the following: (a) maintaining a ratio of (i) recourse debt to tangible net worth of not more than 3.00 to 1.00 and (ii) total debt to tangible net worth of not more than 4.00 to 1.00, (b) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of net cash proceeds received from all subsequent equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of adjusted-EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) to fixed charges) for the immediately preceding 12-month period ending on the last day of the applicable reporting period of at least 1.25 to 1.00. In addition, the UBS Facility contains certain affirmative and negative covenants and provisions regarding events of default that are customary for similar repurchase facilities. As of June 30, 2014, the Company was in compliance in all material respects with the terms of the UBS Facility.

Warehouse Lines of Credit

ASAP Line of Credit

ACRE Capital is party to a multifamily as soon as pooled (“ASAP”) sale agreement with Fannie Mae. As of June 30, 2014, the Fannie Mae ASAP Line of Credit (the “ASAP Line of Credit”) had a borrowing capacity of $105.0 million with no expiration date. Fannie Mae advances payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement. The first installment is considered an advance to ACRE Capital from Fannie Mae and not a sale until the second advance and settlement is made. Installments received by ACRE Capital from Fannie Mae are financed on the ASAP Line of Credit, which charges interest at a floating daily rate of 30-day LIBOR+1.40% with a floor of 1.75% and is secured by the underlying originated loan. As of June 30, 2014 and December 31, 2013, there was no outstanding balance under the ASAP Line of Credit.

BAML Line of Credit

ACRE Capital is party to a line of credit with Bank of America, N.A. (the “BAML Line of Credit”) of $80.0 million with a stated interest rate of Bank of America LIBOR Daily Floating Rate plus 1.60%. The BAML Line of Credit was amended in May 2014 to extend the maturity date to April 15, 2015. For the three and six months ended June 30, 2014, the Company incurred a non-utilization fee of $20 thousand and $43 thousand, respectively. As of June 30, 2014, the outstanding balance under the BAML Line of Credit was $48.2 million. As of December 31, 2013, there was no outstanding balance under the BAML Line of Credit.

The BAML Line of Credit is collateralized by a first lien on ACRE Capital’s interest in the mortgage loans that it originates. Advances from the BAML Line of Credit cannot exceed 100% of the principal amounts of the mortgage loans originated by ACRE Capital and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the BAML Line of Credit. The terms of the BAML Line of Credit require ACRE Capital to comply with various covenants, including a minimum tangible net worth requirement. As of June 30, 2014, ACRE Capital was in compliance in all material respects with the terms of the BAML Line of Credit.

2015 Convertible Notes

On December 19, 2012, the Company issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers’ exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $2.1 million, were approximately $2.8 million. As of June 30, 2014 and December 31, 2013, the carrying value of the 2015 Convertible Notes was $68.1 million and $67.8 million, respectively.

The 2015 Convertible Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% for the three and six months ended June 30, 2014 and 2013. For the three and six months ended June 30, 2014, the interest expense incurred on this indebtedness was $1.6 million and $3.1 million, respectively. For the three and six months ended June 30, 2013, the interest expense incurred on this indebtedness was $1.5 million and $3.1 million, respectively. The 2015 Convertible Notes will mature on December 15, 2015 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company’s common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company has the ability to fully settle in shares the conversion option and the embedded conversion option is no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of June 26, 2013, the conversion option’s cumulative value of $86 thousand was reclassified to additional paid-in capital and will no longer be marked-to-market through earnings. The remaining debt discount of $1.5 million as of June 26, 2013, which arose at the date of debt issuance from the original bifurcation, will continue to be amortized through other interest expense. As of June 30, 2014 and December 31, 2013, there was no derivative liability.

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

According to the Master Loss Sharing Agreement, Fannie Mae may unilaterally increase the amount of the risk-sharing obligation of ACRE Capital with respect to individual loans without regard to a particular Loss Level if (i) the loan does not meet specific underwriting criteria, (ii) the loan is defaulted within twelve (12) months after it is purchased by Fannie Mae, or (iii) Fannie Mae determines that there was fraud, material misrepresentation or gross negligence by ACRE Capital in its underwriting, closing, delivery or servicing of the loan. Under certain limited circumstances, Fannie Mae may require ACRE Capital to absorb 100% of the losses incurred on a loan by requiring ACRE Capital to repurchase the loan.

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

In connection with the Company’s acquisition of ACRE Capital, Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the “Sellers”), are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers’ failure to fulfill the funding or reimbursement obligations described above. As of June 30, 2014 and December 31, 2013, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital is $1.4 million and $2.0 million, respectively, and is included within other assets in the consolidated balance sheets. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event shall Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

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

A summary of the Company’s allowance for loss sharing for the six months ended June 30, 2014 is as follows ($ in thousands):

Beginning balance, as of December 31, 2013	$16,480
Current period provision for loss sharing	(1,061)
Settlements/Writeoffs	(979)
Ending balance, as of June 30, 2014	$14,440

As of June 30, 2014 and December 31, 2013, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.2 billion and $1.3 billion, respectively, from a total recourse at risk pool of $3.5 billion and $3.7 billion, respectively. Additionally, as of June 30, 2014 and December 31, 2013, the non-at risk pool was $2.9 million and $5.2 million, respectively. The at risk pool is subject to Fannie Mae’s Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

8. COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio, extend credit and sell loans as described below.

As of June 30, 2014 and December 31, 2013, the Company had the following commitments to fund various stretch senior, transitional senior mortgage loans, subordinated and mezzanine debt investments, as well as preferred equity investments accounted for as loans held for investment:

	As of
$ in thousands	June 30, 2014	December 31, 2013
Total commitments	$1,316,008	$1,191,212
Less: funded commitments	(1,169,530)	(1,050,674)
Total unfunded commitments	$146,478	$140,538

Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2014 and December 31, 2013, ACRE Capital had the following commitments to sell and fund loans:

	As of
$ in thousands	June 30, 2014	December 31, 2013
Commitments to sell loans	$84,325	$56,115
Commitments to fund loans	$31,618	$51,794

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

Loan commitments and forward sale commitments

Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings. For the six months ended June 30, 2014, the Company entered into ten loan commitments and ten forward sale commitments. For the three months ended June 30, 2014, the Company entered into eight loan commitments and eight forward sale commitments.

As of June 30, 2014, the Company had two loan commitments with a total notional amount of $31.6 million and six forward sale commitments with a total notional amount of $84.3 million, with maturities ranging from 29 to 92 days that were not designated as hedges in qualifying hedging relationships. As of December 31, 2013, the Company had two loan commitments with a total notional amount of $51.8 million and five forward sale commitments with a total notional amount of $56.1 million, with maturities ranging from 24 to 60 days that were not designated as hedges in qualifying hedging relationships.

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

Embedded conversion option

In connection with the issuance of the 2015 Convertible Notes, the Company could not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until the Company received stockholder approval for issuances above this threshold. As a result, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company’s common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company had the ability to fully settle in shares the conversion option and the embedded conversion option was no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of June 30, 2014 and December 31, 2013, there was no derivative liability. For the three and six months ended June 30, 2013, changes in the fair value of the embedded conversion option are included within changes in fair value of derivatives in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification within the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013 ($ in thousands):

	As of
	June 30, 2014		December 31, 2013

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Loan commitments	Other assets	$1,760	Other assets	$2,038
Forward sale commitments	Other assets	-	Other assets	272
Right to acquire MSRs	Other assets	-	Other assets	1,717
Forward sale commitments	Other liabilities	(786)	Other liabilities	(500)
Total derivatives not designated as hedging instruments		$974		$3,527

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

Equity Incentive Plan

On April 23, 2012, the Company adopted an equity incentive plan (the “2012 Equity Incentive Plan”). Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units and/or other equity-based awards to the Company’s outside directors, employees, officers, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of the Company’s common stock immediately after giving effect to the issuance of the shares sold in the IPO). Any restricted shares of the Company’s common stock and restricted stock units will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

Restricted stock grants generally vest ratably over a one to four year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock grant, classified as dividends paid, equal to the per-share dividends received by common shareholders.

During the six months ended June 30, 2014, an ACRE Capital employee was granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time. The fair value of the performance based restricted stock granted is recorded to expense on an accelerated basis using the accelerated attribution method over the performance period for the award, with an offsetting increase in stockholders’ equity.

The following table details the restricted stock grants awarded as of June 30, 2014:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	March 15, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
Total		220,384

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for directors, officers and employees as of June 30, 2014.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
Balance as of December 31, 2013	25,420	17,186	30,381	72,987
Granted	29,688	-	70,627	100,315
Vested	(18,926)	(3,124)	-	(22,050)
Forfeited	(2,494)	-	-	(2,494)
Balance as of June 30, 2014	33,688	14,062	101,008	148,758

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees (1)	Total
2014	12,364	3,126	4,471	19,961
2015	16,320	6,250	8,942	31,512
2016	4,170	4,686	39,322	48,178
2017	834	-	-	834
2018	-	-	-	-
Total	33,688	14,062	52,735	100,485

(1)                                 Future anticipated vesting related to employees that were granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time are not included due to uncertainty in actual vesting date.

11.          EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
$ in thousands (except share and per share data)	2014	2013	2014	2013
Net income attributable to common stockholders:	$6,638	$3,265	$11,393	$3,592
Divided by:
Basic weighted average shares of common stock outstanding:	28,453,739	10,215,782	28,448,181	9,720,477
Non-vested restricted stock	136,950	41,468	122,764	44,464
Diluted weighted average shares of common stock outstanding:	28,590,689	10,257,250	28,570,945	9,764,941
Basic and diluted earnings per common share:	$0.23	$0.32	$0.40	$0.37

The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the three and six months ended June 30, 2014 and 2013.

12. INCOME TAX

As discussed in Note 1, the Company established a TRS, TRS Holdings, in connection with the acquisition of ACRE Capital. In addition, in December 2013 and March 2014, the Company formed ACRC W TRS and ACRC U TRS, respectively, in order to issue and hold certain loans intended for sale. The TRS’ income tax provision consisted of the following for the three and six months ended June 30, 2014 ($ in thousands):

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Current	$(420)	$(462)
Deferred	503	(129)
Total income tax provision	$83	$(591)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within other assets and other liabilities in the consolidated balance sheets, respectively. As of June 30, 2014, the TRS’ U.S. tax jurisdiction was in a net deferred tax liability position. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on their respective net deferred tax assets and liabilities ($ in thousands). The TRS’ are not currently subject to tax in any foreign tax jurisdictions.

	As of
	June 30, 2014	December 31, 2013
Deferred tax assets
Mortgage servicing rights	$1,760	$749
Other temporary differences	343	125
Sub-total-deferred tax assets	2,103	874

Deferred tax liabilities
Basis difference in assets from acquisition of ACRE Capital	$(2,810)	$(2,810)
Components of gains from mortgage banking activities	(1,927)	(893)
Amortization of intangible assets	(115)	(49)
Sub-total-deferred tax liabilities	(4,852)	(3,752)
Net deferred tax liability	$(2,749)	$(2,878)

Based on the TRS’ assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income. The TRS’ recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within other liabilities in the consolidated balance sheets.

The following table is a reconciliation of the TRS’ effective tax rate to the TRS’ statutory U.S. federal income tax rate for the three and six months ended June 30, 2014:

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Federal statutory rate	35.0%	35.0%
State income taxes	5.7%	5.7%
Federal benefit of state tax deduction	(2.0)%	(2.0)%
Effective tax rate	38.7%	38.7%

Intercompany Note

The Company partially capitalized TRS Holdings with a $44.0 million note. The income statement effects of this obligation are eliminated in consolidation for financial reporting purposes, but the interest income and expense from the note will affect the taxable income of the Company and TRS Holdings.

13.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows FASB ASC Topic 820-10, Fair Value Measurement (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure requirements for fair value measurements. ASC 820-10 determines fair value to be the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. The financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are derivative instruments, MSRs and loans held for sale. ASC 820-10 specifies a hierarchy of valuation techniques based on the inputs used in measuring fair value.

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

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. Financial instruments reported at fair value in the Company’s consolidated financial statements include MSRs, right to acquire MSRs, loan commitments, forward sale commitments and loans held for sale.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of June 30, 2014 and December 31, 2013 ($ in thousands):

	Fair Value as of June 30, 2014
	Level I	Level II	Level III	Total
Loans held for sale	$-	$55,928	$-	$55,928
Mortgage servicing rights	-	-	58,558	58,558
Derivative assets:
Loan commitments	-	-	1,760	1,760
Derivative liabilities:
Forward sale commitments	-	-	(786)	(786)

	Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total
Loans held for sale	$-	$89,233	$-	$89,233
Mortgage servicing rights	-	-	59,640	59,640
Derivative assets:
Loan commitments	-	-	2,038	2,038
Forward sale commitments	-	-	272	272
Right to acquire MSRs	-	-	1,717	1,717
Derivative liabilities:
Forward sale commitments	-	-	(500)	(500)

There were no transfers between the levels as of June 30, 2014 and December 31, 2013. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

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

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of June 30, 2014 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Mortgage servicing rights	$ 58,558	Discounted cash flow	Discount rate	8 - 14%	12%
Loan commitments and forward sale commitments	974	Discounted cash flow	Discount rate	8 - 12%	9%

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of December 31, 2013 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Mortgage servicing rights	$ 59,640	Discounted cash flow	Discount rate	8 - 14%	12%
Loan commitments and forward sale commitments	1,810	Discounted cash flow	Discount rate	8 - 12%	8%
Right to acquire MSRs	1,717	Discounted cash flow	Discount rate	8%	8%

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

The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities for the six months ended June 30, 2014 ($ in thousands):

As of and for the six months ended June 30, 2014
Beginning balance, as of December 31, 2013	$3,527
Settlements	(5,016)
Realized gains (losses) recorded in net income (1)	1,489
Unrealized gains (losses) recorded in net income (1)	974
Ending balance, as of June 30, 2014	$974

(1)                                 Realized and unrealized gains (losses) from derivatives are included within gains from mortgage banking activities in the consolidated statements of operations.

The following table summarizes the change in the embedded conversion option classified as Level III for the six months ended June 30, 2013 ($ in thousands):

	As of and for the six months ended June 30, 2013
Beginning balance, as of December 31, 2012	$(1,825)
Unrealized gain on the embedded conversion option	1,739	(1)
Reclassification of additional paid-in capital	86
Ending balance, as of June 30, 2013	$-

(1)                                 The unrealized gain on the embedded conversion option is included within changes in fair value of derivatives in the consolidated statements of operations for the six months ended June 30, 2013. The Company reclassified certain prior quarter and prior year amounts included within other interest expense related to the fair value of the derivative to conform to the Company’s presentation for the six months ended June 30, 2014.

See Note 4 for the changes in MSRs that are classified as Level III.

As of June 30, 2014 and December 31, 2013, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		June 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,161,441	$1,161,441	$958,495	$958,495
Financial liabilities:
Secured funding agreements	2	$457,291	$457,291	$264,419	$264,419
Warehouse lines of credit	2	48,199	48,199	-	-
Convertible notes	2	68,088	68,088	67,815	67,815
Commercial mortgage-backed securitization debt (consolidated VIE)	3	395,027	395,027	395,027	395,027

The carrying values of cash and cash equivalents, restricted cash, interest receivable and accrued expenses approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs and net of an allowance for loan losses. The Company may record fair value adjustments on a nonrecurring basis when it has determined that it is necessary to record a specific reserve against a loan and the Company measures such specific reserve using the fair value of the loan’s collateral. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Funding Agreements and CMBS debt are recorded at outstanding principal and the convertible notes are recorded at carrying value, which is the Company’s best estimate of the fair value.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (See Note 10)) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. No incentive fees were earned for the three and six months ended June 30, 2014 and 2013.

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

Certain of the Company’s subsidiaries, along with the Company’s lenders under the Wells Fargo Facility, the Citibank Facility, the UBS Facility and certain other facilities have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s-rated commercial primary and special servicer that is included on Standard & Poor’s Select Servicer List. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement (the “Servicing Limitation”).

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

Summarized below are the related-party costs incurred by the Company, including ACRE Capital, for the three and six months ended June 30, 2014 and 2013 and amounts payable to the Manager as of June 30, 2014 and December 31, 2013 ($ in thousands):

	Incurred				Payable
	For the three months ended June 30,		For the six months ended June 30,		As of
$ in thousands	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Affiliate Payments
Management fees	$1,478	$643	$2,970	$1,256	$1,596	$1,497
General and administrative expenses	1,000	863	2,000	1,610	1,181	1,000
Direct third party costs	184	57	255	139	197	299
	$2,662	$1,563	$5,225	$3,005	$2,974	$2,796

Ares Investments

As of June 30, 2014 and December 31, 2013, Ares Investments Holdings LLC owned $1.2 million aggregate principal amount of the 2015 Convertible Notes.

15. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2014 and 2013 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
For the six months ended June 30, 2014
May 7, 2014	June 30, 2014	July 16, 2014	$0.25	$7,151
March 17, 2014	March 31, 2014	April 16, 2014	0.25	7,147
Total cash dividends declared for the six months ended June 30, 2014			$0.50	$14,298

For the six months ended June 30, 2013
May 15, 2013	June 28, 2013	July 18, 2013	$0.25	$6,822
March 14, 2013	April 08, 2013	April 18, 2013	0.25	2,317
Total cash dividends declared for the six months ended June 30, 2013			$0.50	$9,139

16.                               VARIABLE INTEREST ENTITIES

Consolidated VIEs

On November 19, 2013, ACRC 2013-FL1 Depositor LLC (the “Depositor”), a wholly owned subsidiary of the Company entered into a Pooling and Servicing Agreement, dated as of November 1, 2013, which was amended on March 28, 2014, (the “Pooling and Servicing Agreement”), with Wells Fargo Bank, National Association, as master servicer (“Wells Fargo”), Ares Commercial Real Estate Servicer LLC (“Ares Servicer”), U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor, in connection with forming ACRE Commercial Mortgage Trust 2013-FL1 (the “Trust”). The Pooling and Servicing Agreement governs the issuance of approximately $493.8 million aggregate principal balance commercial mortgage pass-through certificates (the “Certificates”) in a CMBS effected by the Depositor. The Trust is treated for U.S. federal income tax purposes as a real estate mortgage investment conduit.

In connection with the securitization, the Depositor contributed to the Trust a pool of 18 adjustable rate participation interests (the “Trust Assets”) in commercial mortgage loans secured by 27 commercial properties, which loans were originated or co-originated by the Company or its subsidiaries. The Certificates represent, in the aggregate, the entire beneficial ownership interest in, and the obligations of, the Trust. The senior portions of the CMBS are rated securities issued by the Trust; the Trust’s subordinated, non-rated securities, are held by the Company who acts as the Trust’s directing holder. As the Trust’s directing holder, the Company has the ability to direct activities that could significantly impact the Trust’s economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove the special servicer, the Company does not have the power to direct activities that most significantly impact the Trust’s economic performance. In addition, there are no substantive kick-out rights of any party to remove the special servicer without cause; however, the Company’s subsidiary, as directing holder, has the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of the VIE; thus, the VIE is consolidated into the Company’s financial statements.

In connection with the securitization, the Company offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the “Offered Certificates”) to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act. As of June 30, 2014 and December 31, 2013, the aggregate principal balance of the Offered Certificates was approximately $395.0 million and the weighted average coupon of the Offered Certificates was LIBOR plus 1.89%. In addition, a wholly owned subsidiary of the Company retained approximately $98.8 million of the Certificates.

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

The primary and special servicer is designated to be Ares Servicer, which is a wholly owned subsidiary of Ares Commercial Real Estate Management LLC (the Manager of the Company and thus, a related party of the Company). Ares Servicer has the power to direct activities of the Trust during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the economic performance of the Trust. In exchange for these services, Ares Servicer receives a fee.

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

The inclusion of the assets and liabilities of VIEs in which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in these VIEs is limited to the carrying value of its investment in the entity. As of June 30, 2014 and December 31, 2013, the Company’s maximum risk of loss was $98.8 million. For the three and six months ended June 30, 2014, the Company incurred interest expense of $2.0 million and $4.1 million, respectively, and is included within interest expense in the Company’s consolidated statements of operations.

Unconsolidated VIEs

The Company holds variable interests in VIEs structured as preferred equity investments, but the Company does not have a majority controlling financial interest. For these structures, the Company is not deemed to be the primary beneficiary of the VIE, and the Company does not consolidate these VIEs. These preferred equity investments are accounted for as loans held for investment and are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired, and are included in loans held for investment in the Company’s consolidated balance sheets.

The Company is not obligated to provide, nor have we provided, any financial support for any of the Company’s unconsolidated VIEs. As such, the risks associated with the Company’s involvement in these VIEs are limited to the outstanding principal of the Company’s investment in the entity.

The following table presents the carrying value and the maximum exposure of unconsolidated VIEs as of June 30, 2014 and December 31, 2013 ($ in thousands):

	As of
	June 30, 2014	December 31, 2013
Carrying value	$26,813	$4,804
Maximum exposure to loss	$27,452	$4,850

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

The Sellers provided the Company with a minimum working capital balance prior to the Accounting Effective Date. To the extent actual working capital exceeded or fell below the minimum requirement, the Company would either pay or receive funds from the Sellers. Final purchase price allocations are subject to further adjustments under the terms of the Purchase and Sale Agreement, including among other provisions, adjustments to working capital. To date, the gain on acquisition was $4.4 million. There have been no adjustments to the gain on acquisition during the three and six months ended June 30, 2014.

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

The Company operates in two reportable business segments:

•                  principal lending—includes all business activities of the Company, excluding the ACRE Capital business, which generally represents investments in real estate related loans and securities that are held for investment.

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

The table below presents the Company’s total assets as of June 30, 2014 by business segment ($ in thousands):

	Principal	Mortgage
	Lending	Banking	Total
Cash and cash equivalents	$18,903	$1,249	$20,152
Restricted cash	9,336	15,052	24,388
Loans held for investment	1,161,441	-	1,161,441
Loans held for sale, at fair value	-	55,928	55,928
Mortgage servicing rights, at fair value	-	58,558	58,558
Other assets	86,272	14,849	101,121
Total Assets	$1,275,952	$145,636	$1,421,588

The table below presents the Company’s total assets as of December 31, 2013 by business segment ($ in thousands):

	Principal	Mortgage
	Lending	Banking	Total
Cash and cash equivalents	$14,444	$5,656	$20,100
Restricted cash	3,036	13,918	16,954
Loans held for investment	958,495	-	958,495
Loans held for sale, at fair value	84,769	4,464	89,233
Mortgage servicing rights, at fair value	-	59,640	59,640
Other assets	16,632	15,861	32,493
Total Assets	$1,077,376	$99,539	$1,176,915

The table below presents the Company’s consolidated net income for the three months ended June 30, 2014 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$17,735		$-		$17,735
Interest expense	(6,835)		-		(6,835)
Net interest margin	10,900	(1)	-		10,900

Mortgage banking revenue:
Servicing fees, net	-		3,533		3,533
Gains from mortgage banking activities	-		5,446		5,446
Provision for loss sharing	-		1,180		1,180
Change in fair value of mortgage servicing rights	-		(1,888)		(1,888)
Mortgage banking revenue	-		8,271		8,271

Total revenue	10,900		8,271		19,171

Expenses:
Other interest expense	1,579		179	(2)	1,758
Management fees to affiliate	1,362		116		1,478
Professional fees	742		362		1,104
Compensation and benefits	-		4,510		4,510
General and administrative expenses	761		1,839		2,600
General and administrative expenses reimbursed to affiliate	863		137		1,000
Total expenses	5,307		7,143		12,450
Income from operations before income taxes	5,593		1,128		6,721
Income tax expense (benefit)	(7)		90		83
Net income	$5,600		$1,038		$6,638

(1)                                 Revenues from one of the Company’s customers in the principal lending segment represented approximately 13.3% of the Company’s consolidated revenues for the three months ended June 30, 2014.

(2)                                 Other interest expense does not include interest expense related to the intercompany note between the two business segments presented, mortgage banking (conducted through ACRE Capital Holdings LLC) as borrower and principal lending (conducted through the Company) as lender, as described in Note 12.  Interest expense related to the intercompany note is eliminated in the consolidated financial statements of the Company.  If interest expense related to the intercompany note were included, other interest expense and net income for the three months ended June 30, 2014 would have been $1.1 million and $130 thousand, respectively, for mortgage banking.

The table below presents the Company’s consolidated net income for the six months ended June 30, 2014 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$32,887		$-		$32,887
Interest expense	(11,907)		-		(11,907)
Net interest margin	20,980	(1)	-		20,980

Mortgage banking revenue:
Servicing fees, net	-		8,796		8,796
Gains from mortgage banking activities	-		6,832		6,832
Provision for loss sharing	-		1,061		1,061
Change in fair value of mortgage servicing rights	-		(3,735)		(3,735)
Mortgage banking revenue	-		12,954		12,954

Gain on sale of loans	680		-		680
Total revenue	21,660		12,954		34,614

Expenses:
Other interest expense	3,132		311	(2)	3,443
Management fees to affiliate	2,736		234		2,970
Professional fees	1,449		580		2,029
Compensation and benefits	-		8,531		8,531
Acquisition and investment pursuit costs	20		-		20
General and administrative expenses	1,476		3,343		4,819
General and administrative expenses reimbursed to affiliate	1,682		318		2,000
Total expenses	10,495		13,317		23,812
Income from operations before income taxes	11,165		(363)		10,802
Income tax expense (benefit)	234		(825)		(591)
Net income	$10,931		$462		$11,393

(1)                                 Revenues from one of the Company’s customers in the principal lending segment represented approximately 13.7% of the Company’s consolidated revenues for the six months ended June 30, 2014.

(2)                                 Other interest expense does not include interest expense related to the intercompany note between the two business segments presented, mortgage banking (conducted through ACRE Capital Holdings LLC) as borrower and principal lending (conducted through the Company) as lender, as described in Note 12.  Interest expense related to the intercompany note is eliminated in the consolidated financial statements of the Company.  If interest expense related to the intercompany note were included, other interest expense and net loss for the six months ended June 30, 2014 would have been $2.1 million and $1.3 million, respectively, for mortgage banking.

19. COSTS ASSOCIATED WITH RESTRUCTURING ACTIVITIES

During the three months ended March 31, 2014, the Company began restructuring and relocating certain ACRE Capital support services in order to centralize the ACRE Capital platform into one location, including the asset management team and leadership.

For the three and six months ended June 30, 2014, the Company has incurred restructuring costs in the mortgage banking segment of $345 thousand and $555 thousand, respectively.   As of June 30, 2014, the Company expects to incur an additional $340 thousand in restructuring costs in the mortgage banking segment.

The table below presents a reconciliation of the liability attributable to restructuring costs incurred in the mortgage banking segment as of June 30, 2014 ($ in thousands):

Employee
Termination Costs
Beginning balance, as of January 1, 2014	$-
Accruals	555
Payments	(80)
Ending balance, as of June 30, 2014	$475

The employee termination costs above are associated with employee severance compensation, retention bonuses and guaranteed bonuses to certain key employees, insurance and outplacement.  The costs incurred above are included within general and administrative expenses in the Company’s consolidated statements of operations. As of June 30, 2014, the restructuring is incomplete; however, all of the costs the Company expects to incur have been measured.  This measurement includes employee costs for employees that are required to render service (beyond a minimum retention period) in order to receive the termination benefits; the Company will recognize a liability ratably over the future service period. The Company expects the restructuring to be complete by September 30, 2014.

20. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2014.

On July 16, 2014, the Company originated a $29.0 million transitional first mortgage loan on a mixed-use complex located in New York, New York.  At closing, the outstanding principal balance was approximately $25.0 million. The loan has an interest rate of LIBOR + 4.25% (plus origination and exit fees) subject to a 0.15% LIBOR floor and a term of three years.

On July 22, 2014, the Company received repayment of a $49.1 million transitional first mortgage loan.

On July 30, 2014, the Company and certain of its subsidiaries entered into a $75.0 million revolving credit facility (the “July 2014 CNB Facility”) with City National Bank. The July 2014 CNB Facility will be used to finance qualifying investments and for other working capital and general corporate needs. The July 2014 CNB Facility is in addition to the Company’s existing March 2014 $50.0 million secured revolving facility with City National Bank. Advances under the July 2014 CNB Facility will accrue interest at a per annum rate equal, at the Company’s option, to (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 1.50% or (b) the base rate plus 0.25%; provided that in no event will the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility is used on average, unused commitments will accrue unused line fees at the rate of 0.125% per annum. The initial maturity date is July 31, 2015, subject to one 12-month extension option, provided that certain conditions are met and applicable extension fees are paid.  A subsidiary of Ares Management and an affiliate of the Company’s external manager (“Ares”), agreed to provide credit support in connection with the July 2014 CNB Facility and to purchase all loans and other obligations outstanding under the July 2014 CNB Facility upon (i) an acceleration or certain events of default or (ii) in the event that, among other things, Ares’ corporate credit rating is downgraded to below investment grade. On July 30, 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares under which the Company agreed to pay Ares a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares for its out-of-pocket costs and expenses in connection with the transaction.

On August 1, 2014, a newly formed indirect wholly owned Cayman qualified REIT subsidiary, ACRE Commercial Mortgage 2014-FL2 Ltd.  (the “Issuer”), received commitments from investors for the purchase of approximately $308.7 million in principal balance of secured floating rate notes (the “Notes”). The Notes will be backed by approximately $378.8 million of commercial and multifamily mortgage loans originated or to-be originated by ACRC Lender LLC, an indirect wholly owned subsidiary of the Company. The Company expects to retain (either directly or through one of its wholly owned subsidiaries) approximately $70.1 million principal balance of the non-investment grade tranches of the notes and the equity in the Issuer, which notes and equity were not offered to investors. The initial weighted average coupon of the offered notes offered to third parties is expected to be LIBOR plus 1.445%. The sale of the Notes is scheduled to close on or about August 15, 2014. The sale of the Notes is subject to customary closing conditions and, as a result, the Company can give no assurances that it will close.

On August 5, 2014, ACRE Capital LLC was approved by Freddie Mac as a Program Plus® seller/servicer for multifamily loans.

On August 6, 2014, the Company declared a cash dividend of $0.25 per common share for the third quarter of 2014. The third quarter 2014 dividend is payable on October 15, 2014 to common stockholders of record as of September 30, 2014.

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

•                  our ability to obtain and maintain financing arrangements, including securitizations;

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

•                  rates of prepayments on our mortgage loans;

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

•                  the successful completion of the ACRE Capital LLC restructuring and relocation and the anticipated cost thereof;

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

Overview

We are a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). We are externally managed by our Manager or “ACREM,” a subsidiary of Ares Management L.P., or “Ares Management,” a publicly traded, leading global alternative asset manager, pursuant to the terms of a management agreement. Our Manager has investment professionals strategically located across the nation who directly source new loan opportunities for us with owners, operators and sponsors of commercial real estate (“CRE”) properties. From the commencement of our operations in late 2011, we have been primarily focused on our principal lending business, where we directly originate, manage and service a diversified portfolio of CRE debt-related investments for our own account.

We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital LLC (“ACRE Capital”), which we believe is complementary to our principal lending business. In this business segment, we primarily originate, sell and service multifamily and other senior living-related loans under programs offered by Fannie Mae (“Fannie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (“HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD, and a Government National Mortgage Association (“Ginnie Mae”) issuer. While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as mortgage servicing rights or “MSRs” and receive fees for providing such service during the life of the loans which generally last ten years or more.

Because we operate both as a principal lender and a mortgage banker, we can offer a wider array of financing solutions to our customers, including (i) short and long-term loans ranging from one to ten (or more) years, (ii) bridge and permanent loans, (iii) floating and fixed rate loans, and (iv) loans collateralized by development, value-add (or transitional) and stabilized properties. We also have the flexibility to provide a combination of solutions to our customers, including instances where our principal lending business provides a short-term, bridge loan to an owner of multifamily properties while our mortgage banking business seeks long-term permanent financing for the same customer. This provides us the opportunity to offer a customer an efficient “one stop” financial product and at the same time to earn revenues at multiple times in the relationship with the customer. First, we earn interest and interest-related income while holding the short term bridge loan. Second, we earn origination fees and sale premiums when we provide permanent financing and sell the loans under HUD/Ginnie Mae and government sponsored entity (“GSE”) programs. And, third, we earn servicing fees from MSRs that we retain on the permanent loans.

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

As of June 30, 2014 and December 31, 2013, all loans were paying in accordance with their terms. There were no impairments during the three and six months ended June 30, 2014 and 2013.

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

Market Conditions.  We believe that our target investments currently present attractive risk-adjusted return profiles, given the underlying property fundamentals and the competitive landscape for the type of capital we provide. Following a dramatic decline in CRE lending in 2008 and 2009, debt capital has become more readily available for select stabilized, high quality assets in certain locations such as gateway cities, but less available for many other types of properties, either because of the markets in which they are located or because the property is undergoing some form of value transition. More particularly, many traditional financing products tend to come with limited flexibility, especially with respect to prepayment. Consequently, we anticipate a high demand for the type of customized debt financing we provide from borrowers or sponsors who are looking to refinance indebtedness that is maturing in the next two to five years or are seeking shorter-term debt solutions as they reposition their properties. We also envision that demand for financing will be strong for situations in which a property is being acquired with plans to improve the net operating income through capital improvements, leasing, cost savings or other key initiatives and realize the improved value through a subsequent sale or refinancing. Although we have recently witnessed the emergence of new and legacy debt providers expanding their risk tolerances for transitional lending opportunities, we believe market conditions continue to be favorable for disciplined and scaled direct lending with broad and flexible product offerings.

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

Restructuring activities

During the three months ended March 31, 2014, we began restructuring and relocating certain ACRE Capital support services in order to centralize the platform into one location. For the three and six months ended June 30, 2014, we recorded $345 thousand and $555 thousand, respectively, of costs associated with restructuring activities, which consisted primarily of employee termination costs. These costs were recorded in general and administrative expenses within the ACRE Capital operating segment.

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

Results of Operations

The following table sets forth consolidated results of operations for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net interest margin:
Interest income from loans held for investment	$17,735	$8,086	$32,887	$14,798
Interest expense	(6,835)	(1,879)	(11,907)	(3,265)
Net interest margin	10,900	6,207	20,980	11,533

Mortgage banking revenue:
Servicing fees, net	3,533	-	8,796	-
Gains from mortgage banking activities	5,446	-	6,832	-
Provision for loss sharing	1,180	-	1,061	-
Change in fair value of mortgage servicing rights	(1,888)	-	(3,735)	-
Mortgage banking revenue	8,271	-	12,954	-

Gain on sale of loans	-	-	680	-
Total revenue	19,171	6,207	34,614	11,533

Expenses:
Other interest expense	1,758	1,499	3,443	3,050
Management fees to affiliate	1,478	643	2,970	1,256
Professional fees	1,104	500	2,029	1,067
Compensation and benefits	4,510	-	8,531	-
Acquisition and investment pursuit costs	-	1,121	20	1,761
General and administrative expenses	2,600	453	4,819	936
General and administrative expenses reimbursed to affiliate	1,000	863	2,000	1,610
Total expenses	12,450	5,079	23,812	9,680
Changes in fair value of derivatives	-	2,137	-	1,739
Income from operations before income taxes	6,721	3,265	10,802	3,592
Income tax expense (benefit)	83	-	(591)	-
Net income	$6,638	$3,265	$11,393	$3,592

Comparison of Three Months Ended June 30, 2014 and 2013

Net Interest Margin

For the three months ended June 30, 2014 and 2013, we earned approximately $10.9 million and $6.2 million in net interest margin, respectively. For the three months ended June 30, 2014 and 2013, interest income from loans held for investment of $17.7 million and $8.1 million, respectively, was generated by weighted average earning assets of $1.2 billion and $432.4 million, respectively, offset by $6.8 million and $1.9 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under our secured funding agreements were $793.9 million and $213.4 million for the three months ended June 30, 2014 and 2013, respectively. The increase in net interest margin for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily relates to the increase in the number of loans held for investment from 21 loans to 40 loans as of June 30, 2014.

Mortgage Banking Revenue

For the three months ended June 30, 2014, we earned approximately $3.5 million in net servicing fees. Servicing fees include fees earned for all activities related to servicing ACRE Capital’s loans, the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid. For the three months ended June 30, 2014, we earned approximately $5.4 million in net gains from mortgage banking activities. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments. Since the acquisition of ACRE Capital closed on August 30, 2013, we did not earn any servicing fees or have gains from mortgage banking activities for the three months ended June 30, 2013.

Operating Expenses

For the three months ended June 30, 2014 and 2013, we incurred operating expenses of $12.5 million and $5.1 million, respectively. The increase in operating expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily relates to the acquisition of ACRE Capital. Since the acquisition of ACRE Capital closed on August 30, 2013, we did not incur any operating expenses for the three months ended June 30, 2013 relating to ACRE Capital.

Related Party Expenses

Related party expenses for the three months ended June 30, 2014 included $1.5 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. Related party expenses for the three months ended June 30, 2013 included $643 thousand in management fees due to our Manager and $863 thousand for our share of allocable general and administrative expenses.  The increase in related party expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily relates to increased stockholders’ equity and an increase in capital markets and acquisition activities.

Other Expenses

Other interest expense for the three months ended June 30, 2014 and 2013 was $1.8 million and $1.5 million, respectively, related to the 2015 Convertible Notes and warehouse lines of credit. The increase in other interest expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily relates to the acquisition of ACRE Capital.  Changes in fair value of derivatives for the three months ended June 30, 2013 was $2.1 million related to the 2015 Convertible Notes. Professional fees for the three months ended June 30, 2014 and 2013 were $1.1 million and $500 thousand, respectively. The increase in professional fees for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily relates to the acquisition of ACRE Capital. Acquisition and investment pursuit costs related to the acquisition of ACRE Capital for the three months ended June 30, 2013 was $1.1 million. General and administrative expenses for the three months ended June 30, 2014 and 2013 were $2.6 million and $453 thousand, respectively. The increase in general and administrative expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily relates to the acquisition of ACRE Capital.  Since the acquisition of ACRE Capital closed on August 30, 2013, we did not incur any other expenses for the three months ended June 30, 2013 relating to ACRE Capital.

Compensation and Benefits

Compensation and benefits for the three months ended June 30, 2014 was $4.5 million, which was incurred to manage ACRE Capital. Since the acquisition of ACRE Capital closed on August 30, 2013, we did not incur compensation and benefits for the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2014 and 2013

Net Interest Margin

For the six months ended June 30, 2014 and 2013, we earned approximately $21.0 million and $11.5 million in net interest margin, respectively. For the six months ended June 30, 2014 and 2013, interest income from loans held for investment of $32.9 million and $14.8 million, respectively, was generated by weighted average earning assets of $1.1 billion and $395.6 million, respectively, offset by $11.9 million and $3.3 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under our secured funding agreements were $748.5 million and $181.7 million for the six months ended June 30, 2014 and 2013, respectively. The increase in net interest margin for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily relates to the increase in the number of loans held for investment from 21 loans to 40 loans as of June 30, 2014.

Mortgage Banking Revenue

For the six months ended June 30, 2014, we earned approximately $8.8 million in net servicing fees. Servicing fees include fees earned for all activities related to servicing ACRE Capital’s loans, the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid. For the six months ended June 30, 2014, we earned approximately $6.8 million in net gains from mortgage banking activities. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments. Since the acquisition of ACRE Capital closed on August 30, 2013, we did not earn any servicing fees or have gains from mortgage banking activities for the six months ended June 30, 2013.

Operating Expenses

For the six months ended June 30, 2014 and 2013, we incurred operating expenses of $23.8 million and $9.7 million, respectively. The increase in operating expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily relates to the acquisition of ACRE Capital. Since the acquisition of ACRE Capital closed on August 30, 2013, we did not incur any operating expenses for the six months ended June 30, 2013 relating to ACRE Capital.

Related Party Expenses

Related party expenses for the six months ended June 30, 2014 included $3.0 million in management fees due to our Manager and $2.0 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. Related party expenses for the six months ended June 30, 2013 included $1.3 million in management fees due to our Manager and $1.6 million for our share of allocable general and administrative expenses.  The increase in related party expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily relates to increased stockholders’ equity and an increase in capital markets and acquisition activities.

Other Expenses

Other interest expense for the six months ended June 30, 2014 and 2013 was $3.4 million and $3.1 million, respectively, related to the 2015 Convertible Notes and warehouse lines of credit. The increase in other interest expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily relates to the acquisition of ACRE Capital. Changes in fair value of derivatives for the six months ended June 30, 2013 was $1.7 million related to the 2015 Convertible Notes. Professional fees for the six months ended June 30, 2014 and 2013 were $2.0 million and $1.1 million, respectively. The increase in professional fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily relates to the acquisition of ACRE Capital. Acquisition and investment pursuit costs related to the acquisition of ACRE Capital for the six months ended June 30, 2014 and 2013 were $20 thousand and $1.8 million, respectively. The decrease in acquisition and investment pursuit costs for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily relates to the closing of the ACRE Capital acquisition on August 30, 2013. General and administrative expenses for the six months ended June 30, 2014 and 2013 were $4.8 million and $936 thousand, respectively. The increase in general and administrative expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily relates to the acquisition of ACRE Capital. Since the acquisition of ACRE Capital closed on August 30, 2013, we did not incur any other expenses for the six months ended June 30, 2013 relating to ACRE Capital.

Compensation and Benefits

Compensation and benefits for the six months ended June 30, 2014 was $8.5 million, which was incurred to manage ACRE Capital. Since the acquisition of ACRE Capital closed on August 30, 2013, we did not incur compensation and benefits for the six months ended June 30, 2013.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2014 and 2013 ($ in thousands):

	For the six months ended June 30,
	2014	2013
Net income	$11,393	$3,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(53,715)	(1,572)
Net cash provided by (used in) operating activities	(42,322)	2,020
Net cash used in investing activities	(182,108)	(172,226)
Net cash provided by financing activities	224,482	187,051
Change in cash and cash equivalents	$52	$16,845

Cash and cash equivalents increased by $52 thousand and $16.8 million, respectively, during the six months ended June 30, 2014 and 2013. Net cash provided by (used in) operating activities totaled $(42.3) million and $2.0 million, respectively, during the six months ended June 30, 2014 and 2013. This change in net cash provided by (used in) operating activities was primarily related to the cash used to originate and fund mortgage loans held for sale. For the six months ended June 30, 2014, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $151.4 million, sale of mortgage loans held for sale to third parties of $103.0 million, change in the fair value of MSRs of $3.7 million, change in mortgage banking activities of $3.3 million, and change in other assets of $3.8 million. For the six months ended June 30, 2013, adjustments to net income related to operating activities primarily included stock-based compensation of $235 thousand, accretion of deferred loan origination fees and costs of $1.3 million, amortization of deferred financing costs of $453 thousand and $1.7 million of unrealized gain on the derivative (included in changes in fair value of derivatives).

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 totaled $182.1 million and $172.2 million, respectively, and related primarily to the origination of new loans held for investment partially offset by a sale of a mortgage loan held for sale.

Net cash provided by financing activities for the six months ended June 30, 2014 totaled $224.5 million and related primarily to proceeds from secured funding agreements of $384.9 million, partially offset by repayments of our secured funding agreements of $192.1 million. Net cash provided by financing activities for six months ended June 30, 2013 totaled $187.1 million and related primarily to the gross proceeds from the issuance of our common stock of $243.0 million less offering costs of $8.1 million partially offset by net repayments of our secured funding facilities and common dividend payments.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us. See “Recent Developments” for information on our available capital as of August 5, 2014.

Equity Offerings

There were no shares issued in public or private offerings for the six months ended June 30, 2014. The following table summarizes the total shares issued and proceeds we received, net of offering costs, for the six months ended June 30, 2013 ($ in millions, except per share data):

	Shares issued (in millions)	Offering price per share	Proceeds net of offering costs
June 2013 public offering	18.0	$13.50	$234.6
Total for the six months ended June 30, 2013	18.0		$234.6

Funding Agreements

During the three months ended June 30, 2014, the following activities occurred with respect to our sources of financing:

UBS Facility

On April 9, 2014, we and certain of our subsidiaries entered into a $195.0 million revolving master repurchase facility (the “UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”). The initial maturity date of the UBS Facility is April 7, 2017, subject to annual extensions in UBS’ sole discretion.

Citibank Facility

On May 6, 2014, we, through a wholly owned subsidiary, amended our Citibank Facility with Citibank, N.A.  (“Citibank”) to, among other things, increase the size of the facility to $250.0 million. In connection with the amendment, we entered into an Amended and Restated Substitute Guaranty Agreement modifying our obligations to Citibank in connection with the Citibank Facility.

In addition to increasing the size of the facility, the Citibank Facility amendment eliminated the LIBOR floor (other than with respect to one mortgage loan pledged under the Citibank Facility) as part of the interest rate calculation and changed the final repayment date from being (a) the earlier of the (i) latest date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility and July 2, 2018 to (b) the earlier of (i) the latest date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility and (ii) December 2, 2018.  The Citibank Facility amendment and Amended and Restated Substitute Guaranty Agreement also modified certain financial tests and covenants to more effectively utilize the Citibank Facility, including, without limitation, modifying the debt to tangible net worth test to require us to (i) maintain a ratio of total debt to tangible net worth of not more than 4.0 to 1.0, and (ii) maintain a ratio of recourse debt to tangible net worth of not more than 3.0 to 1.0.

Wells Fargo Facility

On May 29, 2014, we amended the Wells Fargo Facility to, among other things, modify certain financial tests and covenants in order to make them consistent with certain of our other financing arrangements, including, without limitation, to eliminate the obligation to maintain a ratio of total debt to total assets of not more than 75% and replace it with the obligation to (i) maintain a ratio of total debt to tangible net worth of not more than 4.0 to 1.0, and (ii) maintain a ratio of recourse debt to tangible net worth of not more than 3.0 to 1.0.

BAML Line of Credit

ACRE Capital maintains a line of credit with Bank of America, N.A. (the “BAML Line of Credit”) of $80.0 million with a stated interest rate of Bank of America LIBOR Daily Floating Rate plus 1.60%. The agreement governing the BAML Line of Credit was amended in May 2014 to extend the maturity date to April 15, 2015.

Summary of Funding Agreements

The sources of financing under our secured funding agreements (the “Funding Agreements”) that are used to fund our target investments are described in the following table:

	As of
	June 30, 2014					December 31, 2013
	Total	Outstanding		Maturity		Total	Outstanding		Maturity
$ in thousands	Commitment	Balance	Interest Rate	Date		Commitment	Balance	Interest Rate	Date
Secured Funding Agreements:

			LIBOR + 2.00 to	December				LIBOR + 2.00 to	December
Wells Fargo Facility	$225,000	$128,293	2.50%	14, 2014	(1)	$225,000	$166,934	2.50%	14, 2014	(1)
									Earlier of
			LIBOR + 2.25 to	December 2,				LIBOR + 2.25 to	July 2,
Citibank Facility	250,000	113,286	2.75%	2018		125,000	97,485	2.75%	2018 or	(2)
			LIBOR + 2.00 to					LIBOR + 2.00 to
Capital One Facility	100,000	65,967	3.50%	-	(2)	100,000	-	3.50%	-	(2)
				March 11,
CNB Facility	50,000	30,000	LIBOR + 3.00%	2016		-	-	-	-
				April 7,
UBS Facility	195,000	119,745	LIBOR + 1.88%	2017		-	-	-	-
Total	$820,000	$457,291				$450,000	$264,419

Warehouse Lines of Credit:
			LIBOR + 1.40 to	No				LIBOR + 1.40 to	No
ASAP Line of Credit	$105,000	$-	1.75%	expiration		$105,000	$-	1.75%	expiration
				April 15,					May 1,
BAML Line of Credit	80,000	48,199	LIBOR + 1.60%	2015		80,000	-	LIBOR + 1.60%	2014
Total	$185,000	$48,199				$185,000	$-

(1)                                 The initial maturity date of the Wells Fargo Facility is December 14, 2014. The Wells Fargo Facility is subject to two 12-month extension options at our option, provided that certain conditions are met and applicable extension fees are paid.

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

Capital Markets

In addition to borrowings, we will need to periodically raise additional capital to fund new investments. We have elected and qualified to be taxed as a REIT. Among other things, in order to maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains, and, as a result, such distributions will not be available to fund investments. We may also seek to enhance the returns on our senior commercial mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization.

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

In connection with the acquisition of ACRE Capital, we contributed the common units of ACRE Capital to ACRE Capital Holdings LLC (“TRS Holdings”), a wholly owned subsidiary of ours. We formed a wholly owned subsidiary in December 2013, ACRC Lender W TRS LLC (“ACRC W TRS”) and in March 2014, ACRC Lender U TRS LLC (“ACRC U TRS”) in order to issue and hold certain loans intended for sale. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary (“TRS”) elections were made with respect to TRS Holdings, ACRC W TRS and ACRC U TRS.  A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, we also may be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis.

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

Off-Balance Sheet Arrangements

The Company has commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated, mezzanine debt and preferred equity investments in its portfolio, extend credit and sell loans. Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

Recent Developments

On July 16, 2014, we originated a $29.0 million transitional first mortgage loan on a mixed-use complex located in New York, New York.  At closing, the outstanding principal balance was approximately $25.0 million. The loan has an interest rate of LIBOR + 4.25% (plus origination and exit fees) subject to a 0.15% LIBOR floor and a term of three years.

On July 22, 2014, we received repayment of a $49.1 million transitional first mortgage loan.

On July 30, 2014, we and certain of our subsidiaries entered into a $75.0 million revolving credit facility (the “July 2014 CNB Facility”) with City National Bank. The July 2014 CNB Facility will be used to finance qualifying investments and for other working capital and general corporate needs. The July 2014 CNB Facility is in addition to our existing March 2014 $50.0 million secured revolving facility with City National Bank. Advances under the July 2014 CNB Facility will accrue interest at a per annum rate equal, at our option, to (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 1.50% or (b) the base rate plus 0.25%; provided that in no event will the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility is used on average, unused commitments will accrue unused line fees at the rate of 0.125% per annum. The initial maturity date is July 31, 2015, subject to one 12-month extension option, provided that certain conditions are met and applicable extension fees are paid.  A subsidiary of Ares Management, Land an affiliate of our external manager (“Ares”), agreed to provide credit support in connection with the July 2014 CNB Facility and to purchase all loans and other obligations outstanding under the July 2014 CNB Facility upon (i) an acceleration or certain events of default or (ii) in the event that, among other things, Ares’ corporate credit rating is downgraded to below investment grade. On July 30, 2014, we and certain of our subsidiaries entered into a Credit Support Fee Agreement with Ares under which we agreed to pay Ares a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares for its out-of-pocket costs and expenses in connection with the transaction.

On August 1, 2014, a newly formed indirect wholly owned Cayman qualified REIT subsidiary, ACRE Commercial Mortgage 2014-FL2 Ltd.  (the “Issuer”), received commitments from investors for the purchase of approximately $308.7 million in principal balance of secured floating rate notes (the “Notes”). The Notes will be backed by approximately $378.8 million of commercial and multifamily mortgage loans originated or to-be originated by ACRC Lender LLC, an indirect wholly owned subsidiary of ours. We expect to retain (either directly or through one of our wholly owned subsidiaries) approximately $70.1 million principal balance of the non-investment grade tranches of the notes and the equity in the Issuer, which notes and equity were not offered to investors. The initial weighted average coupon of the offered notes offered to third parties is expected to be LIBOR plus 1.445%. The sale of the Notes is scheduled to close on or about August 15, 2014. The sale of the Notes is subject to customary closing conditions and, as a result, we can give no assurances that it will close.

On August 5, 2014, ACRE Capital LLC was approved by Freddie Mac as a Program Plus® seller/servicer for multifamily loans.

As of August 5, 2014 and pro forma for the proceeds of the new securitization transaction expected to close on or about August 15, 2014, the Company expects to have approximately $125 million in capital, either in cash or in approved but undrawn capacity under the Company’s funding facilities.  After holding in reserve $10 million in liquidity requirements, the Company expects to have approximately $115 million in capital available to fund additional loans, outstanding commitments on the Company’s existing loans and for other working capital purposes.  Assuming that the Company uses such amount as capital to make new investments and leverages such amount under its facilities at a debt-to-equity ratio in the range of 2:1 to 3:1, the Company has the capacity to fund $340 million to $460 million of additional senior loan investments.

On August 6, 2014, we declared a cash dividend of $0.25 per common share for the third quarter of 2014. The third quarter 2014 dividend is payable on October 15, 2014 to common stockholders of record as of September 30, 2014.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with holding our target investments. We have exposure to credit risk on our CRE loans and other target investments in our principal lending business. Our Manager seeks to manage credit risk by performing our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. Credit risk is also addressed through our Manager’s ongoing review of our investment portfolio. In addition, with respect to any particular principal lending target investment, our Manager’s investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

In addition, we are exposed to credit risk in our mortgage banking business where, under the Master Loss Sharing Agreement, ACRE Capital is responsible for absorbing certain losses incurred by Fannie Mae with respect to loans originated under the DUS program. See Note 7 to our consolidated financial statements in this quarterly report on Form 10-Q for further discussion of the Master Loss Sharing Agreement with Fannie Mae. ACRE Capital uses several tools to manage its risk-sharing obligation, including maintenance of disciplined underwriting and approval processes and procedures, and periodic review and evaluation of underwriting criteria based on underlying multifamily housing market data and limitation of exposure to particular geographic markets and submarkets and to individual borrowers.

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

Interest Rate Effect on Net Interest Margin

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally is based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally increase (a) while the yields earned on our leveraged fixed-rate mortgage assets remain static, and (b) in some cases, at a faster pace than the yields earned on our leveraged floating rate mortgage assets, which could result in a decline in our net interest spread and net interest margin. A 100 basis point increase in the average 30-day LIBOR would have increased our net interest margin on our loans held for investment by approximately $310 thousand and $582 thousand, respectively, during the three and six months ended June 30, 2014. A decrease in the average 30-day LIBOR to zero would have increased our net interest margin on our loans held for investment by approximately $225 thousand and $455 thousand, respectively, during the three and six months ended June 30, 2014.

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

Interest Rate Cap and Floor Risk

We primarily originate or acquire floating rate mortgage assets. These are assets in which the mortgages may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield change during any given period. However, our borrowing costs pursuant to our financing agreements sometimes are not subject to similar restrictions or have different floors and caps. As a result, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest rate yields on our floating rate mortgage assets could be limited if we do not implement effective caps. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. In addition, in the period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on certain of our borrowings could be fixed at a higher floor. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $1.8 million as of June 30, 2014 and December 31, 2013.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2014 are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. During the quarter ended June 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2014, we were not subject to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (1)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (1)
4.1*	Indenture dated as of December 19, 2012, between Ares Commercial Real Estate Corporation and U.S. Bank National Association, as Trustee (2)
4.2*	Form of 7.000% Convertible Senior Note Due 2015 (included as part of Exhibit 4.1) (2)
10.1*

Master Repurchase Agreement, dated as of April 9, 2014, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, Ares Commercial Real Estate Corporation, as guarantor, and UBS Real Estate Securities Inc., as buyer. (3)

10.2*	Guaranty Agreement, dated as of April 9, 2014, by Ares Commercial Real Estate Corporation in favor of UBS Real Estate Securities Inc. (3)
10.3*

Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of May 1, 2014, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto. (4)

10.4	Third Amended and Restated Note, dated as of May 6, 2014, among ACRC Lender C LLC, as borrower, and Citibank, N.A., as lender
10.5	Amended and Restated Substitute Guaranty Agreement, dated as of May 6, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Citibank, N.A., as lender
10.6

Fourth Amendment to Master Loan and Security Agreement, dated as of May 6, 2014, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender

10.7*

Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract dated as of May 29, 2014, among ACRC Lender W LLC and ACRC Lender W TRS LLC and Wells Fargo Bank, National Association. (5)

10.8*	Amendment No. 1 to Amended and Restated Guarantee Agreement dated as of May 29, 2014, by Ares Commercial Real Estate Corporation in favor of Wells Fargo Bank, National Association. (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Previously filed

(1)                                 Incorporated by reference to Exhibits 3.1 and 3.2, as applicable, to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

(2)                                 Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 19, 2012.

(3)                                 Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on April 15, 2014.

(4)                                 Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on May 6, 2014.

(5)                                Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on June 3, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated: August 6, 2014	By	/s/ Todd S. Schuster
Todd S. Schuster
Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2014	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer (Principal Financial and Accounting Officer)