Form 10-Q
period 2014-09-30
Ares Commercial Real Estate Corp
filed 2014-11-10
CIK 1529377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2014
Common stock, $0.01 par value	28,604,798

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$11,448	$20,100
Restricted cash	24,080	16,954
Loans held for investment ($688,165 and $493,783 related to consolidated VIEs, respectively)	1,238,292	958,495
Loans held for sale, at fair value	24,712	89,233
Mortgage servicing rights, at fair value	59,614	59,640
Other assets ($2,634 and $2,552 of interest receivable related to consolidated VIEs, respectively; $8,411 of other receivables related to consolidated VIEs as of September 30, 2014 )	44,332	32,493
Total assets	$1,402,478	$1,176,915
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Secured funding agreements	$341,991	$264,419
Warehouse lines of credit	17,544	-
Convertible notes	68,240	67,815
Commercial mortgage-backed securitization debt (consolidated VIE)	219,043	395,027
Collateralized loan obligation securitization debt (consolidated VIE)	308,703	-
Allowance for loss sharing	13,322	16,480
Due to affiliate	2,654	2,796
Dividends payable	7,151	7,127
Other liabilities ($469 and $384 of interest payable related to consolidated VIEs, respectively)	22,791	17,035
Total liabilities	1,001,439	770,699
Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2014 and December 31, 2013, 28,604,798 and 28,506,977 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	284	284
Additional paid-in capital	420,182	419,405
Accumulated deficit	(19,427)	(13,473)
Total stockholders’ equity	401,039	406,216
Total liabilities and stockholders’ equity	$1,402,478	$1,176,915

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net interest margin:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income from loans held for investment	$17,967	$10,695	$50,854	$25,494
Interest expense	(8,010)	(1,995)	(19,917)	(5,260)
Net interest margin	9,957	8,700	30,937	20,234

Mortgage banking revenue:
Servicing fees, net	3,898	1,361	12,694	1,361
Gains from mortgage banking activities	2,693	3,326	9,525	3,326
Provision for loss sharing	285	32	1,346	32
Change in fair value of mortgage servicing rights	(1,798)	(858)	(5,533)	(858)
Mortgage banking revenue	5,078	3,861	18,032	3,861

Gain on sale of loans	-	-	680	-
Total revenue	15,035	12,561	49,649	24,095

Expenses:
Other interest expense	1,855	1,646	5,298	4,696
Management fees to affiliate	1,475	1,487	4,445	2,744
Professional fees	635	675	2,663	1,741
Compensation and benefits	4,704	1,765	13,235	1,765
Acquisition and investment pursuit costs	-	2,052	20	3,813
General and administrative expenses	2,437	994	7,256	1,930
General and administrative expenses reimbursed to affiliate	1,000	1,000	3,000	2,610
Total expenses	12,106	9,619	35,917	19,299
Changes in fair value of derivatives	-	-	-	1,739
Income from operations before gain on acquisition and income taxes	2,929	2,942	13,732	6,535
Gain on acquisition	-	4,438	-	4,438
Income before income taxes	2,929	7,380	13,732	10,973
Income tax expense (benefit)	(1,173)	496	(1,764)	496
Net income	$4,102	$6,884	$15,496	$10,477
Net income per common share:
Basic and diluted earnings per common share	$0.14	$0.25	$0.54	$0.66
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,464,613	27,976,562	28,453,719	15,806,777
Diluted weighted average shares of common stock outstanding	28,604,798	28,027,719	28,582,353	15,853,425
Dividends declared per share of common stock	$0.25	$0.25	$0.75	$0.75

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	28,506,977	$284	$419,405	$(13,473)	$406,216
Stock-based compensation	97,821	-	777	-	777
Net income	-	-	-	15,496	15,496
Dividends declared	-	-	-	(21,450)	(21,450)
Balance at September 30, 2014	28,604,798	$284	$420,182	$(19,427)	$401,039

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Operating activities:	(unaudited)	(unaudited)
Net income	$15,496	$10,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	6,315	818
Change in mortgage banking activities	(2,046)	(3,044)
Change in fair value of mortgage servicing rights	5,533	858
Accretion of deferred loan origination fees and costs	(2,692)	(1,854)
Provision for loss sharing	(1,346)	(32)
Cash paid to settle loss sharing obligations	(1,703)	-
Originations of mortgage loans held for sale	(219,780)	(23,521)
Sale of mortgage loans held for sale to third parties	199,995	21,324
Stock-based compensation	777	374
Changes in fair value of derivatives	-	(1,739)
Amortization of convertible notes issuance costs	689	597
Accretion of convertible notes	425	385
Gain on acquisition	-	(4,438)
Depreciation expense	98	9
Deferred tax expense (benefit)	(485)	301
Changes in operating assets and liabilities:
Restricted cash	(1,419)	1,862
Other assets	(12,169)	(3,068)
Due to affiliate	(142)	1,638
Other liabilities	(646)	4,339
Net cash provided by (used in) operating activities	(13,100)	5,286
Investing activities:
Issuance of and fundings on loans held for investment	(469,910)	(388,885)
Principal repayment of loans held for investment	193,867	48,220
Proceeds from sale of a mortgage loan held for sale	80,197	-
Receipt of origination fees	4,735	3,694
Acquisition of ACRE Capital, net of cash acquired	-	(58,258)
Purchases of property and equipment	(268)	(10)
Payments for acquisition of intangible assets	(956)	-
Payments for acquisition of mortgage servicing rights	(1,259)	-
Net cash used in investing activities	(193,594)	(395,239)
Financing activities:
Proceeds from secured funding agreements	800,035	326,899
Repayments of secured funding agreements	(722,463)	(177,137)
Secured funding costs	(8,254)	(1,029)
Proceeds from issuance of debt of consolidated VIEs	308,703	-
Repayments of debt of consolidated VIEs	(175,984)	-
Proceeds from issuance of common stock	-	250,687
Payment of offering costs	(113)	(8,198)
Proceeds from warehouse lines of credit	207,063	24,058
Repayments of warehouse lines of credit	(189,519)	(24,708)
Dividends paid	(21,426)	(11,456)
Net cash provided by financing activities	198,042	379,116
Change in cash and cash equivalents	(8,652)	(10,837)
Cash and cash equivalents, beginning of period	20,100	23,390
Cash and cash equivalents, end of period	$11,448	$12,553
Supplemental Information:
Interest paid during the period	$15,928	$6,531
Income taxes paid during the period	$369	$-
Supplemental disclosure of noncash investing and financing activities:
Dividends payable	$7,151	$7,119
Deferred financing and offering costs	$-	$731
Issuance of common stock for acquisition of ACRE Capital	$-	$7,512
Fair value of assets acquired from ACRE Capital, net of cash acquired	$-	$112,609
Fair value of liabilities assumed from ACRE Capital	$-	$48,401

 See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014

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

In the Company’s principal lending business, it is primarily focused on directly originating, managing and servicing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments in its principal lending business include senior loans, bridge loans, subordinated mortgages and B-Notes, preferred equity and other CRE-related investments. These investments, which are referred to as the Company’s “principal lending target investments,” are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior living and other commercial real estate properties, or by ownership interests therein and include: (a) “transitional senior” mortgage loans, (b) “stretch senior” mortgage loans, (c) “bridge financing” mortgage loans, (d) subordinated real estate loans such as B-Notes, mezzanine loans, certain rated tranches of securitizations, and (e) other select CRE debt and preferred equity investments. “Transitional senior” mortgage loans provide strategic, flexible, short-term financing solutions for owners of transitional CRE middle-market assets that are the subject of a business plan that is expected to enhance the value of the property. “Stretch senior” mortgage loans provide flexible “one stop” financing for owners of CRE middle-market assets that are typically stabilized or near-stabilized properties with healthy balance sheets and steady cash flows. These mortgage loans typically have higher leverage (and thus higher loan-to-value ratios) than conventional mortgage loans provided by banks, insurance companies and other CRE lenders and are generally non-recourse to the borrower (as compared to conventional mortgage loans, which are often partial or full recourse to the borrower). Bridge loans provide short-term financing to borrowers ranging from six to 24 months in term and may be used to provide financing to borrowers seeking permanent loans from government and government-sponsored enterprises (collectively, “GSEs”) while they work through the application process or in the event the underlying properties need additional time to stabilize before locking in long-term debt.

The Company is also engaged in the mortgage banking business through its wholly owned subsidiary, ACRE Capital LLC (“ACRE Capital”), which the Company believes is complementary to its principal lending business. In this business segment, the Company primarily originates, sells and services multifamily and senior-living related loans under programs offered by GSEs, such as the Federal National Mortgage Association (“Fannie Mae”),  the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus® lender, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While the Company earns little interest income from these activities as it generally only holds loans for short periods, the Company receives origination fees when it closes loans and sale premiums when it sells loans. The Company also retains the rights to service the loans, which are known as mortgage servicing rights (“MSRs”) and receives fees for such servicing during the life of the loans, which generally last ten years or more.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles (“GAAP”) and include the accounts of the Company, the consolidated variable interest entities (“VIEs”) that the Company controls and of which the Company is the primary beneficiary, and the Company’s wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

For VIEs of which the Company is determined to be the primary beneficiary, all of the underlying assets, liabilities, equity, revenue and expenses of the structures are consolidated into the Company’s consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Accounts payable and accrued expenses have been reclassified into other liabilities in the consolidated statements of cash flows. Gains attributable to fair value of future servicing rights, change in fair value of interest rate lock commitments and change in fair value of forward sale commitments have been reclassified into change in mortgage banking activities in the consolidated statements of cash flows. Sale of loans to third parties has been reclassified into sale of mortgage loans held for sale to third parties in the consolidated statements of cash flows.

Gains from mortgage banking activities for the period ended September 30, 2013 has been adjusted from the amount reported in the Company’s previously filed Form 10-Q as of September 30, 2013 to reflect a $516 thousand reclassification from compensation and benefits into gains from mortgage banking activities in the consolidated statements of operations. Change in fair value of mortgage servicing rights were included within servicing fees, net for the period ended September 30, 2013 in the previously filed Form 10-Q as of September 30, 2013. In order to conform to the current period presentation, changes in fair value of mortgage servicing rights was reclassified into change in fair value of mortgage servicing rights in the consolidated statements of operations for the three and nine months ended September 30, 2013.

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and statements of cash flows.

Restricted Cash

Restricted cash includes escrow deposits for taxes, insurance, leasing outlays, capital expenditures, tenant security deposits and payments required under certain loan agreements. These escrow deposits are held on behalf of the respective borrowers and are offset by escrow liabilities included in other liabilities in the consolidated balance sheets. As of September 30, 2014 and December 31, 2013, through ACRE Capital, the Company held restricted cash, which consisted of reserves that are a requirement of the Fannie Mae DUS program and borrower deposits, which represent funds that were collected for the processing of the borrowers loan applications and loan commitments.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of September 30, 2014 and December 31, 2013, with respect to the Company’s loans held for investment, no impairment charges have been recognized.

Preferred equity investments, where the risks and payment characteristics are equivalent to mezzanine loans, are accounted for as loans held for investment and are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired,  and  are  included  within loans held for investment in the Company’s consolidated balance sheets.  The Company accretes or amortizes any discounts or premiums over the life of the related loan receivable utilizing the effective interest method.

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

Although the Company generally holds its target investments as long-term investments within its principal lending business, the Company may occasionally classify some of its investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale, at fair value in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. As of September 30, 2014, the Company did not have any loans held for sale in its principal lending business. As of December 31, 2013, the Company had one loan held for sale in its principal lending business of $84.8 million, net of deferred fees, included in the $89.2 million of loans held for sale in the consolidated balance sheets.

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

Intangible Assets

Intangible assets consist of ACRE Capital’s licenses permitting it to participate in programs offered by Fannie Mae, Freddie Mac and HUD (including Ginnie Mae). These licenses are intangible assets with indefinite lives. The Company evaluates identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

Debt Issuance Costs

Debt issuance costs under the Company’s funding agreements and convertible notes are capitalized and amortized over the terms of the respective debt instrument. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization, the related unamortized debt issuance costs are charged to expense based on a pro-rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense in the Company’s consolidated statements of operations while the unamortized balance is included within other assets in the Company’s consolidated balance sheets.

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

On December 19, 2012, the Company issued unsecured 7.00% Convertible Senior Notes that mature in 2015 (the “2015 Convertible Notes”). The conversion features of the 2015 Convertible Notes were deemed to be an embedded derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, the Company was required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. Prior to June 26, 2013, the Company recognized the embedded derivative as a liability on its balance sheet, measured at its estimated fair value and recognized changes in its estimated fair value within changes in fair value of derivatives in the Company’s consolidated statements of operations for the period in which the change occurs. See Note 6 for information on the derivative liability reclassification.

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

Certain ACRE Capital employees were granted restricted stock that vest in proportion to certain financial performance targets being met over a specified period of time. The fair value of the performance based restricted stock granted is recorded to expense on an accelerated basis, using the accelerated attribution method, over the performance period for the award, with an offsetting increase in stockholders’ equity. For performance based measures, compensation expense, net of estimated forfeitures, is recorded based on the Company’s estimate of the probable achievement of such measures.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of September 30, 2014 and December 31, 2013, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. TRS Holdings, ACRC U TRS and ACRC W TRS recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

For the three and nine months ended September 30, 2014 and 2013, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders  for the period by the weighted average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock and convertible debt, except when doing so would be anti-dilutive. With respect to the 2015 Convertible Notes, the Company has the ability and intention to settle the principal in cash and to settle any amount above par in shares of the Company’s common stock if the conversion options were exercised. As such, the Company is applying the treasury stock method when determining the dilutive impact on earnings per share.

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

Asset Acquisitions

The Company accounts for acquired assets and assumed liabilities that do not meet the definition of a business as an asset acquisition, under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed on a relative fair value basis. Acquisition-related costs, such as due diligence, legal and accounting fees, are capitalized as a component of the cost of the assets acquired.

Costs Associated with Restructuring Activities

The Company began restructuring and relocating certain ACRE Capital support services during the three months ended March 31, 2014.  The Company has incurred costs related to these restructuring activities, including employee termination costs and office relocation costs.  The employee termination costs are associated with the severance of certain employees, retention bonuses and guaranteed bonuses to certain key employees, insurance and outplacement, which will be accounted for on a straight-line basis over the period from notification through each employee’s termination date.  If employees are required to render service (beyond a minimum retention period) in order to receive the termination benefits, a liability for employee termination costs is measured initially at the communication date based on its fair value, as of the termination date, and recognized ratably over the future service period. Office relocation costs include costs that will be incurred in the physical move of offices and incremental rent costs, which will be expensed when space is vacated. The costs incurred to date are included within general and administrative expenses in the Company’s consolidated statements of operations.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

3.             LOANS HELD FOR INVESTMENT

As of September 30, 2014, the Company had originated or co-originated 43 loans secured by CRE middle market properties, excluding 10 loans that were repaid since inception. The aggregate originated commitment under these loans at closing was approximately $1.4 billion and outstanding principal was $1.2 billion as of September 30, 2014. During the nine months ended September 30, 2014, the Company funded approximately $475.7 million and received repayments of $193.9 million as described in more detail in the tables below. Such investments are referred to herein as the Company’s investment portfolio. As of September 30, 2014, 72.7% of the Company’s loans have LIBOR floors, with a weighted average floor of 0.30%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2014 and December 31, 2013:

	September 30, 2014
$ in thousands	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,102,485	$1,110,318	4.6%	5.1%	2.3
Subordinated debt and preferred equity investments	135,807	136,958	9.8%	10.2%	3.8
Total	$1,238,292	$1,247,276	5.1%	5.6%	2.5

	December 31, 2013
$ in thousands	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$867,578	$873,781	5.1%	5.6%	2.4
Subordinated debt and preferred equity investments	90,917	91,655	9.8%	10.2%	3.6
Total	$958,495	$965,436	5.5%	6.0%	2.5

(1)         The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)         Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2014 and December 31, 2013 as weighted by the Outstanding Principal balance of each loan.

A more detailed listing of the Company’s current investment portfolio, based on information available as of September 30, 2014 is as follows:

(amounts in millions, except percentages)

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)	Payment Terms (4)
Transitional Senior Mortgage Loans:

Office	CA	$75.0	$74.5	L+3.75%		4.2%	Aug 2017	I/O

Retail	IL	70.0	69.4	L+4.25%		4.9%	Aug 2017	I/O

Office	TX	57.9	57.1	L+5.00%		6.1%	Jan 2017	I/O

Apartment	GA	45.3	45.2	L+4.95%	(5)	5.7%	Apr 2016	I/O

Mixed-use	IL	45.1	44.4	L+3.60%		4.2%	Oct 2018	I/O

Apartment	TX	44.1	43.9	L+3.75%		4.5%	July 2016	I/O

Apartment	GA	38.0	38.0	L+4.95%	(5)	5.7%	Apr 2016	I/O

Industrial	MO/KS	38.0	37.7	L+4.30%		5.1%	Jan 2017	I/O

Apartment	NY	37.8	37.5	L+5.00%		6.1%	Oct 2017	I/O

Apartment	TX	35.4	35.2	L+4.70%		5.6%	Apr 2016	I/O

Apartment	FL	34.3	34.0	L+3.75%		4.7%	Mar 2017	I/O

Apartment	TX	34.3	34.2	L+3.75%		4.5%	July 2016	I/O

Office	FL	32.2	32.0	L+3.65%		4.0%	Oct 2017	I/O

Office	OH	29.7	29.6	L+5.35%-L+5.00%	(6)	6.0%	Nov 2015	I/O

Retail	IL	29.0	28.7	L+3.25%		3.8%	Sep 2018	I/O

Office	CA	27.6	27.4	L+4.50%		5.2%	Apr 2017	I/O

Apartment	NY	27.0	26.7	L+3.75%		4.4%	Oct 2017	I/O

Apartment	TX	26.9	26.7	L+3.65%		4.3%	Jan 2017	I/O

Office	KS	25.5	25.4	L+5.00%		5.8%	Mar 2016	I/O

Mixed-use	NY	25.3	25.1	L+4.25%		4.8%	Aug 2017	I/O

Apartment	TX	24.3	24.2	L+3.65%		4.3%	Jan 2017	I/O

Apartment	GA	23.3	23.3	L+4.95%	(5)	5.7%	Apr 2016	I/O

Apartment	AZ	21.8	21.7	L+4.25%		5.9%	Sep 2015	I/O

Apartment	GA	21.4	21.2	L+3.85%		4.8%	May 2017	I/O

Industrial	CA	19.6	19.4	L+5.25%		6.0%	May 2017	I/O

Industrial	VA	19.0	18.9	L+5.25%		6.4%	Dec 2015	I/O

Apartment	NY	15.7	15.6	L+4.50%		5.2%	Dec 2016	I/O

Office	CA	15.5	15.4	L+3.75%		4.5%	July 2016	I/O

Office	CA	14.8	14.7	L+4.50%		5.3%	July 2016	I/O

Apartment	NC	14.6	14.4	L+4.00%		4.8%	Apr 2017	I/O

Apartment	FL	13.3	13.2	L+3.80%		4.6%	Feb 2017	I/O

Mixed-use	NY	12.5	12.3	L+3.95%		4.7%	Sep 2017	I/O

Apartment	FL	11.0	10.9	L+3.75%		4.6%	Apr 2017	I/O

Apartment	FL	10.6	10.5	L+3.80%		4.6%	Feb 2017	I/O

Stretch Senior Mortgage Loans:

Office	FL	47.3	47.3	L+5.25%	(7)	5.4%	Apr 2016	I/O

Industrial	OH	32.7	32.4	L+4.20%		4.7%	May 2018	I/O

Office	CA	14.5	14.4	L+4.75%		5.7%	Feb 2016	I/O

Subordinated Debt and Preferred Equity Investments:

Office	IL	37.0	36.8	8.75%		9.1%	Aug 2016	I/O

Apartment	NY	33.3	33.1	L+7.46%	(8)	7.9%	Jan 2019	I/O

Apartment	GA/FL	33.3	32.7	L+11.85%	(9)	12.2%	June 2021	I/O

Office	GA	14.3	14.3	11.00%	(10)	11.0%	Aug 2017	I/O

Mixed-use	NY	14.2	14.1	11.50%	(11)	11.9%	Nov 2016	I/O

Apartment	TX	4.9	4.8	L+11.00%	(12)	11.5%	Oct 2016	I/O

Total/Weighted Average		$1,247.3	$1,238.3			5.6%

(1)                                             The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                             Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of September 30, 2014 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2014 as weighted by the Outstanding Principal balance of each loan.

(3)                                             Certain loans are subject to contractual extension options that vary between one and two 12-month extensions and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.

(4)                                             I/O = interest only. Amortization begins on the transitional senior Missouri/Kansas loan with an outstanding principal of $38.0 million in January 2015 and on the transitional senior New York loan with an outstanding principal of $37.8 million in October 2016, respectively, as of September 30, 2014. Amortization begins on the stretch senior Ohio loan with an outstanding principal as of September 30, 2014 of $32.7 million in May 2017. The remainder of the loans in the Company’s principal lending portfolio are non-amortizing through their primary terms.

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

(7)                                             In March 2014, the Company entered into a loan modification that extended the loan for a term of two years and lowered the interest rate to L+5.25%.

(8)                                             In March 2014, the $85.2 million (outstanding principal) senior loan held for sale by the Company was restructured whereby the principal balance was reduced from $85.2 million to $80.4 million and total commitment was decreased from $93.8 million to $88.4 million. The senior loan was subsequently sold to third party purchasers.  The transaction qualified for sale accounting under FASB ASC Topic 860, Transfers and Servicing.  The origination and exit fees associated with the senior loan were not restructured and the Company retained the right to a portion of the origination and the exit fees.  Upon the sale of the senior loan, the Company recorded a $680 thousand (net of expenses) gain on sale of loans in its consolidated statements of operations.  The $28.4 million (outstanding principal) mezzanine loan retained by the Company was also restructured whereby the principal balance was increased from $28.4 million to $33.3 million and total commitment was increased from $31.3 million to $36.6 million.  In connection with the restructuring of the mezzanine loan, the interest rate decreased from L+9.90% with a LIBOR floor of 0.17% to L+7.46% with a LIBOR floor of 0.17%.  The principal balance, interest rate and unleveraged effective yield of the mezzanine loan may change further based on certain asset-level performance hurdles being met.

(9)                                             The preferred return is L+11.85% with 2.00% as payment-in-kind (“PIK”), to the extent cash flow is not available. There is no capped dollar amount on accrued PIK.

(10)                                      The interest rate for this loan increased to 11.00% on September 1, 2014.

(11)                                      The interest rate is 11.5% with a 9.0% current pay and up to a capped dollar amount as PIK based on the borrower’s election.

(12)                                      The preferred return is L+11.00% with an L+ 9.00% current pay and up to a capped dollar amount as PIK.

For the nine months ended September 30, 2014, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance as of December 31, 2013	$958,495
Initial funding	409,343
Receipt of origination fee, net of costs	(4,735)
Additional funding	66,364
Loan payoffs	(193,867)
Origination fee accretion	2,692
Balance as of September 30, 2014	$1,238,292

No impairment charges have been recognized during the three and nine months ended September 30, 2014 and 2013.

4. MORTGAGE SERVICING RIGHTS

MSRs represent servicing rights retained by ACRE Capital for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. ACRE Capital generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, ACRE Capital is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of September 30, 2014, the carrying value of MSRs was approximately $59.6 million. As of September 30, 2014, ACRE Capital had a servicing portfolio consisting of 995 loans with an unpaid principal balance of $4.0 billion.

Activity related to MSRs for the nine months ended September 30, 2014 was as follows ($ in thousands):

Beginning balance, as of December 31, 2013	$59,640
MSRs acquired in asset acquisition (see Note 17)	1,259
Additions, following sale of loan	5,779
Changes in fair value	(5,533)
Prepayments and write-offs	(1,531)
Ending balance, as of September 30, 2014	$59,614

As discussed in Note 2, the Company determines the fair values of the MSRs based on discounted cash flow models that calculate the present value of estimated future net servicing income. The fair values of ACRE Capital’s MSRs are subject to changes in discount rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital’s MSRs outstanding as of September 30, 2014 by approximately $1.8 million.

5. INTANGIBLE ASSETS

As of September 30, 2014 and December 31, 2013, the carrying values of the Company’s intangible assets, as described in Note 2, were $6.0 million and $5.0 million, respectively, which are included within other assets in the Company’s consolidated balance sheets. On August 5, 2014, ACRE Capital was approved and granted a license by Freddie Mac as a Program Plus® seller/servicer for multifamily loans. As of September 30, 2014, the carrying value of the Company’s intangible assets includes the Freddie Mac Program Plus® license with a carrying value of $993 thousand. The identified intangible assets have indefinite lives and are not subject to amortization. The Company performs an annual assessment of impairment of its intangible assets in the fourth quarter of each year or whenever events or circumstances make it more likely than not that impairment may have occurred. For the three and nine months ended September 30, 2014 and 2013, no impairment charges have been recognized.

6. DEBT

Funding Agreements

The Company borrows funds under the ASAP Line of Credit, the BAML Line of Credit (the “Warehouse Lines of Credit”), and the Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the CNB Facilities, the MetLife Facility  and the UBS Facility (as defined below) (collectively, together with the Warehouse Lines of Credit, the “Funding Agreements”). As of September 30, 2014 and December 31, 2013, the outstanding balances and total commitments under the Funding Agreements consisted of the following ($ in thousands):

	As of September 30, 2014			As of December 31, 2013
$ in thousands	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment

Wells Fargo Facility	$73,704	$225,000		$166,934	$225,000
Citibank Facility	23,490	250,000		97,485	125,000
Capital One Facility	-	100,000		-	100,000
March 2014 CNB Facility	41,500	50,000		-	-
July 2014 CNB Facility	55,000	75,000		-	-
MetLife Facility	142,052	180,000		-	-
UBS Facility	6,245	195,000		-	-
ASAP Line of Credit	-	-	(1)	-	105,000
BAML Line of Credit	17,544	80,000		-	80,000
Total	$359,535	$1,155,000		$264,419	$635,000

(1) As of September 30, 2014, the ASAP Line of Credit was inactive due to lack of utilization by ACRE Capital.

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

Wells Fargo Facility

The Company is party to a secured revolving funding facility arranged by Wells Fargo Bank, National Association (as amended and restated, the “Wells Fargo Facility”), which allows the Company to borrow up to $225.0 million. The Company is permitted to borrow funds under the Wells Fargo Facility to finance qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00%-2.50%. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three and nine months ended September 30, 2014, the Company incurred a non-utilization fee of $82 thousand and $154 thousand, respectively. For the three and nine months ended September 30, 2013, the Company incurred a non-utilization fee of $62 thousand and $136 thousand, respectively. The initial maturity date of the Wells Fargo Facility is December 14, 2014 and, provided that certain conditions are met and applicable extension fees are paid, is subject to two 12-month extension options. As of September 30, 2014 and December 31, 2013, the outstanding balance on the Wells Fargo Facility was $73.7 million and $166.9 million, respectively.

The Wells Fargo Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of September 30, 2014, the Company was in compliance in all material respects with the terms of the Wells Fargo Facility.

Citibank Facility

The Company is party to a secured revolving funding facility with Citibank, N.A. (as amended and restated, the “Citibank Facility”), which allows the Company to borrow up to $250.0 million. The Company is permitted to borrow funds under the Citibank Facility to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. Under the Citibank Facility, the Company borrows funds on a revolving basis in the form of individual loans. Each individual loan is secured by an underlying loan originated by the Company. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.25% to 2.75% (subject to a 0.50% LIBOR floor for one mortgage loan pledged on the Citibank Facility), based on the debt yield of the assets securing the Citibank Facility. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the three and nine months ended September 30, 2014, the Company incurred a non-utilization fee of $118 thousand and $191 thousand, respectively. For the three and nine months ended September 30, 2013, the Company incurred a non-utilization fee of $43 thousand and $121 thousand, respectively. The final repayment date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility is the earlier of the latest date on which a payment of principal is contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility or December 2, 2018. As of September 30, 2014 and December 31, 2013, the outstanding balance on the Citibank Facility was $23.5 million and $97.5 million, respectively.

The Citibank Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of September 30, 2014, the Company was in compliance in all material respects with the terms of the Citibank Facility.

Capital One Facility

The Company is party to a secured revolving funding facility with Capital One, National Association (as amended and restated, the “Capital One Facility”), which allows the Company to borrow up to $100.0 million. The Company is permitted to borrow funds under the Capital One Facility to finance qualifying senior commercial mortgage loans, subject to available collateral. Under the Capital One Facility, the Company borrows funds on a revolving basis in the form of individual notes evidenced by individual loans. Each individual loan is secured by an underlying loan originated by the Company. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR, (ii) plus a pricing margin of 2.00% to 3.50%. The Company may request individual loans under the Capital One Facility through and including May 18, 2015, subject to successive 12-month extension options at the lender’s discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of September 30, 2014 and December 31, 2013, there was no outstanding balance on the Capital One Facility. The Company does not incur a non-utilization fee under the terms of the Capital One Facility.

The Capital One Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company’s subsidiaries, including the following for so long as there is any outstanding balance on the Capital One Facility: (a) maintaining a ratio of debt to tangible net worth of not more than 3.00 to 1.00, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00. As of September 30, 2014, the Company was in compliance in all material respects with the terms of the Capital One Facility.

City National Bank Facilities

March 2014 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”). The Company is permitted to borrow funds under the March 2014 CNB Facility to finance new investments and for other working capital and general corporate needs. Advances under the March 2014 CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%.  Unless at least 75% of the March 2014 CNB Facility is used on average, unused commitments under the March 2014 CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2014, the Company incurred a non-utilization fee of $7 thousand and $50 thousand, respectively. The initial maturity date is March 11, 2016, subject to one 12-month extension at the Company’s option if certain conditions are met. As of September 30, 2014, the outstanding balance on the March 2014 CNB Facility was $41.5 million.

The agreements governing the March 2014 CNB Facility contain various representations and warranties, and impose certain covenants on the Company and certain of its subsidiaries, as borrower under the March 2014 CNB Facility, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the March 2014 CNB Facility and its subsidiaries, and (f) prohibitions of certain change of control events.  The agreements governing the March 2014 CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions, and (vi) maintaining its status as a REIT. As of September 30, 2014, the Company was in compliance in all material respects with the terms of the March 2014 CNB Facility.

July 2014 CNB Facility

On July 30, 2014, the Company and certain of its subsidiaries entered into a $75.0 million revolving funding facility (the “July 2014 CNB Facility” and together with the March 2014 CNB Facility, the “CNB Facilities”) with City National Bank. The Company is permitted to borrow funds under the July 2014 CNB Facility to finance new investments and for other working capital and general corporate needs.  Advances under the July 2014 CNB Facility accrue interest at a per annum rate equal, at the Company’s option, to either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 1.50% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 0.25%; provided that in no event shall the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility is used on average, unused commitments under the July 2014 CNB Facility accrue unused line fees at the rate of 0.125% per annum. For the three and nine months ended September 30, 2014, the Company incurred a non-utilization fee of $13 thousand in each period. The initial maturity date is July 31, 2015, subject to one 12-month extension option, provided that certain conditions are met and applicable extension fees are paid.  As of September 30, 2014, the outstanding balance on the July 2014 CNB Facility was $55.0 million.

Ares Management LLC (“Ares”), a subsidiary of Ares Management and an affiliate of the Company’s external manager, agreed to provide credit support in connection with the July 2014 CNB Facility and to purchase all loans and other obligations outstanding under the July 2014 CNB Facility upon (i) an acceleration or certain events of default or (ii) in the event that, among other things, Ares’ corporate credit rating is downgraded to below investment grade. On July 30, 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares under which the Company agreed to pay Ares a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares for its out-of-pocket costs and expenses in connection with the transaction. In connection with the Credit Support Fee Agreement on July 30, 2014, the Company entered into a Pledge Agreement pursuant to which the Company pledged to Ares its ownership interests in its wholly owned direct subsidiary, ACRC Holdings LLC, the holding entity for the Company’s principal lending business.

The agreements governing the July 2014 CNB Facility contain various representations and warranties, and impose certain covenants on the Company and certain of its subsidiaries, as borrower under the July 2014 CNB Facility, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the July 2014 CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events.  The agreements governing the July 2014 CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after July 30, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of September 30, 2014, the Company was in compliance in all material respects with the terms of the July 2014 CNB Facility.

MetLife Facility

On August 13, 2014, the Company and certain of its subsidiaries entered into a $180.0 million revolving master repurchase facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion (“Eligible Assets”). The initial purchase price paid by MetLife for any Eligible Asset is based on a specified percentage of the relevant value under the MetLife Facility. Advances under the MetLife Facility accrue interest at a per annum rate of 30 day LIBOR plus 2.35%. The Company will pay MetLife, if applicable, an annual make-whole fee equal to the amount by which the aggregate price differential paid over the term of the MetLife Facility is less than the defined minimum price differential, unless certain conditions are met. The initial maturity date of the MetLife Facility is August 12, 2017, subject to two annual extensions at the Company’s option, subject to satisfaction of certain conditions, including payment of an extension fee. As of September 30, 2014, the outstanding balance on the MetLife Facility was $142.1 million.

The agreements governing the MetLife Facility contain various representations and warranties, and impose certain covenants on the Company and certain of its subsidiaries, as borrower under the MetLife Facility, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, and (d) limitations on dispositions of assets.  The agreements governing the MetLife Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after August 13, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, and (v) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the MetLife Facility, the Company may be required to repay certain amounts under the MetLife Facility. As of September 30, 2014, the Company was in compliance in all material respects with the terms of the MetLife Facility.

UBS Facility

The Company is party to a revolving master repurchase facility (the “UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”), which allows the Company to borrow up to $195.0 million. The Company may sell, and later repurchase, commercial mortgage loans, under certain circumstances, commercial real estate mezzanine loans, and other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The initial purchase price paid by UBS for assets financed under the UBS Facility is based on a specified percentage of the relevant value under the UBS Facility. The price differential (or interest rate) on the UBS Facility is one-month LIBOR plus 1.88%, excluding amortization of commitment and exit fees. Upon termination of the UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met. The initial maturity date of the UBS Facility is April 7, 2017, subject to annual extensions in UBS’ sole discretion. As of September 30, 2014, the outstanding balance on the UBS Facility was $6.2 million.

The UBS Facility contains margin call provisions that provide UBS with certain rights if the applicable percentage of the aggregate asset value of the purchased assets under the UBS Facility is less than the aggregate purchase price for such assets. The UBS Facility is fully guaranteed by the Company and requires the Company to maintain certain financial and other covenants including the following: (a) maintaining a ratio of (i) recourse debt to tangible net worth of not more than 3.00 to 1.00 and (ii) total debt to tangible net worth of not more than 4.00 to 1.00, (b) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of net cash proceeds received from all subsequent equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of adjusted-EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) to fixed charges) for the immediately preceding 12-month period ending on the last day of the applicable reporting period of at least 1.25 to 1.00. In addition, the UBS Facility contains certain affirmative and negative covenants and provisions regarding events of default that are customary for similar repurchase facilities. As of September 30, 2014, the Company was in compliance in all material respects with the terms of the UBS Facility.

Warehouse Lines of Credit

ASAP Line of Credit

ACRE Capital is party to a multifamily as soon as pooled (“ASAP”) sale agreement with Fannie Mae (the “ASAP Line of Credit”) to finance installments received from Fannie Mae. To the extent the ASAP Line of Credit remains active through utilization, there is no expiration date. As of September 30, 2014, the ASAP Line of Credit was inactive due to lack of utilization by ACRE Capital. Fannie Mae advances payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement. The first installment is considered an advance to ACRE Capital from Fannie Mae and not a sale until the second advance and settlement is made. As of September 30, 2014 and December 31, 2013, there was no outstanding balance under the ASAP Line of Credit.

BAML Line of Credit

ACRE Capital is party to a line of credit with Bank of America, N.A. (the “BAML Line of Credit”) of $80.0 million with a stated interest rate of LIBOR Daily Floating Rate plus 1.60%. The maturity date of the BAML Line of Credit is April 15, 2015. For the three and nine months ended September 30, 2014, the Company incurred a non-utilization fee of $15 thousand and $58 thousand, respectively. For the three and nine months ended September 30, 2013, the Company incurred a non-utilization fee of $8 thousand in each period. As of September 30, 2014, the outstanding balance under the BAML Line of Credit was $17.5 million. As of December 31, 2013, there was no outstanding balance under the BAML Line of Credit.

The BAML Line of Credit is collateralized by a first lien on ACRE Capital’s interest in the mortgage loans that it originates. Advances from the BAML Line of Credit cannot exceed 100% of the principal amounts of the mortgage loans originated by ACRE Capital and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the BAML Line of Credit. The terms of the BAML Line of Credit require ACRE Capital to comply with various covenants, including a minimum tangible net worth requirement. As of September 30, 2014, ACRE Capital was in compliance in all material respects with the terms of the BAML Line of Credit.

2015 Convertible Notes

On December 19, 2012, the Company issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers’ exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $2.1 million, were approximately $2.8 million. As of September 30, 2014 and December 31, 2013, the carrying value of the 2015 Convertible Notes was $68.2 million and $67.8 million, respectively.

The 2015 Convertible Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% for the three and nine months ended September 30, 2014 and 2013. For the three and nine months ended September 30, 2014, the interest expense incurred on this indebtedness was $1.6 million and $4.7 million, respectively. For the three and nine months ended September 30, 2013, the interest expense incurred on this indebtedness was $1.2 million and $3.6 million, respectively. The 2015 Convertible Notes will mature on December 15, 2015 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company’s common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company has the ability to fully settle in shares the conversion option and the embedded conversion option is no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of June 26, 2013, the conversion option’s cumulative value of $86 thousand was reclassified to additional paid-in capital and will no longer be marked-to-market through earnings. The remaining debt discount of $1.5 million as of June 26, 2013, which arose at the date of debt issuance from the original bifurcation, will continue to be amortized through other interest expense. As of September 30, 2014 and December 31, 2013, there was no derivative liability.

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

In connection with the Company’s acquisition of ACRE Capital, Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the “Sellers”), are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers’ failure to fulfill the funding or reimbursement obligations described above. As of September 30, 2014 and December 31, 2013, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital is $996 thousand and $2.0 million, respectively, and is included within other assets in the consolidated balance sheets. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event shall Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

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

A summary of the Company’s allowance for loss sharing for the nine months ended September 30, 2014 is as follows ($ in thousands):

Beginning balance, as of December 31, 2013	$16,480
Current period provision for loss sharing	(1,346)
Settlements/Writeoffs	(1,812)
Ending balance, as of September 30, 2014	$13,322

As of September 30, 2014 and December 31, 2013, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.2 billion and $1.3 billion, respectively, from a total recourse at risk pool of $3.4 billion and $3.7 billion, respectively. Additionally, as of September 30, 2014 and December 31, 2013, the non-at risk pool was $2.8 million and $5.2 million, respectively. The at risk pool is subject to Fannie Mae’s Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

8. COMMITMENTS AND CONTINGENCIES

The Company has various commitments to fund investments in its portfolio, extend credit and sell loans as described below.

As of September 30, 2014 and December 31, 2013, the Company had the following commitments to fund various stretch senior mortgage loans, transitional senior mortgage loans, subordinated and mezzanine debt investments, as well as preferred equity investments accounted for as loans held for investment:

	As of
$ in thousands	September 30, 2014	December 31, 2013

Total commitments	$1,415,902	$1,191,212
Less: funded commitments	(1,247,276)	(1,050,674)
Total unfunded commitments	$168,626	$140,538

Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2014 and December 31, 2013, ACRE Capital had the following commitments to sell and fund loans:

	As of
$ in thousands	September 30, 2014	December 31, 2013

Commitments to sell loans	$39,755	$56,115
Commitments to fund loans	$15,650	$51,794

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

Loan commitments and forward sale commitments

Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings.  For the three months ended September 30, 2014, the Company entered into 11 loan commitments and 11 forward sale commitments. For the nine months ended September 30, 2014, the Company entered into 21 loan commitments and 21 forward sale commitments. For the three and nine months ended September 30, 2013, the Company entered into 12 loan commitments and 12 forward sale commitments.

As of September 30, 2014, the Company had two loan commitments with a total notional amount of $15.7 million and six forward sale commitments with a total notional amount of $39.8 million, with maturities ranging from one to 56 days that were not designated as hedges in qualifying hedging relationships. As of December 31, 2013, the Company had two loan commitments with a total notional amount of $51.8 million and five forward sale commitments with a total notional amount of $56.1 million, with maturities ranging from 24 to 60 days that were not designated as hedges in qualifying hedging relationships.

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

Embedded conversion option

In connection with the issuance of the 2015 Convertible Notes, the Company could not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until the Company received stockholder approval for issuances above this threshold. As a result, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company’s common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company had the ability to fully settle in shares the conversion option and the embedded conversion option was no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of September 30, 2014 and December 31, 2013, there was no derivative liability. For the nine months ended September 30, 2013, changes in the fair value of the embedded conversion option are included within changes in fair value of derivatives in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification within the Company’s consolidated balance sheets as of September 30, 2014 and December 31, 2013 ($ in thousands):

	As of
	September 30, 2014		December 31, 2013

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments
Loan commitments	Other assets	$717	Other assets	$2,038
Forward sale commitments	Other assets	150	Other assets	272
Right to acquire MSRs	Other assets	-	Other assets	1,717
Forward sale commitments	Other liabilities	(124)	Other liabilities	(500)
Total derivatives not designated as hedging instruments		$743		$3,527

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

Restricted stock grants generally vest ratably over a one to four year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock grant, classified as dividends paid, equal to the per-share dividends received by common stockholders.

During the nine months ended September 30, 2014, an ACRE Capital employee was granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time. The fair value of the performance based restricted stock granted is recorded to expense on an accelerated basis using the accelerated attribution method over the performance period for the award, with an offsetting increase in stockholders’ equity.

The following table details the restricted stock grants awarded as of September 30, 2014:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	March 15, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
Total		220,384

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for directors, officers and employees as of September 30, 2014.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
Balance as of December 31, 2013	25,420	17,186	30,381	72,987
Granted	29,688	-	70,627	100,315
Vested	(24,372)	(4,686)	(4,471)	(33,529)
Forfeited	(2,494)	-	-	(2,494)
Balance as of September 30, 2014	28,242	12,500	96,537	137,279

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees (1)	Total
2014	6,918	1,564	-	8,482
2015	16,320	6,250	8,942	31,512
2016	4,170	4,686	39,322	48,178
2017	834	-	-	834
2018	-	-	-	-
Total	28,242	12,500	48,264	89,006

(1)                                 Future anticipated vesting related to employees that were granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time are not included due to uncertainty in actual vesting date.

11.                               EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2014:

	For the three months ended September 30,		For the nine months ended September 30,
$ in thousands (except share and per share data)	2014	2013	2014	2013
Net income allocable to common stockholders:	$4,102	$6,884	$15,496	$10,477
Divided by:
Basic weighted average shares of common stock outstanding:	28,464,613	27,976,562	28,453,719	15,806,777
Non-vested restricted stock	140,185	51,157	128,634	46,648
Diluted weighted average shares of common stock outstanding:	28,604,798	28,027,719	28,582,353	15,853,425
Basic and diluted earnings per common share:	$0.14	$0.25	$0.54	$0.66

The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the three and nine months ended September 30, 2014 and 2013.

12. INCOME TAX

As discussed in Note 1, the Company established a TRS, TRS Holdings, in connection with the acquisition of ACRE Capital. In addition, in December 2013 and March 2014, the Company formed ACRC W TRS and ACRC U TRS, respectively, in order to issue and hold certain loans intended for sale.  The TRS’ income tax provision consisted of the following for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Current	$(817)	$195	$(1,279)	$195
Deferred	(356)	301	(485)	301
Total income tax expense (benefit)	$(1,173)	$496	$(1,764)	$496

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within other assets and other liabilities in the consolidated balance sheets, respectively. As of September 30, 2014, the TRS’ U.S. tax jurisdiction was in a net deferred tax liability position. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on their respective net deferred tax assets and liabilities ($ in thousands). The TRS’ are not currently subject to tax in any foreign tax jurisdictions.

	As of
	September 30, 2014	December 31, 2013
Deferred tax assets
Mortgage servicing rights	$2,246	$749
Other temporary differences	569	125
Sub-total-deferred tax assets	2,815	874

Deferred tax liabilities
Basis difference in assets from acquisition of ACRE Capital	$(2,654)	$(2,810)
Components of gains from mortgage banking activities	(2,415)	(893)
Amortization of intangible assets	(139)	(49)
Sub-total-deferred tax liabilities	(5,208)	(3,752)
Net deferred tax liability	$(2,393)	$(2,878)

Based on the TRS’ assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income. The TRS’ recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties are included within other liabilities in the consolidated balance sheets.

The following table is a reconciliation of the TRS’ effective tax rate to the TRS’ statutory U.S. federal income tax rate for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	2.4%	5.7%	2.4%	5.7%
Federal benefit of state tax deduction	(0.8)%	(2.0)%	(0.8)%	(2.0)%
Effective tax rate	36.6%	38.7%	36.6%	38.7%

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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of September 30, 2014 and December 31, 2013 ($ in thousands):

	Fair Value as of September 30, 2014
	Level I	Level II	Level III	Total
Loans held for sale	$-	$24,712	$-	$24,712
Mortgage servicing rights	-	-	59,614	59,614
Derivative assets:
Loan commitments	-	-	717	717
Forward sale commitments			150	150
Derivative liabilities:
Forward sale commitments	-	-	(124)	(124)

	Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total
Loans held for sale	$-	$89,233	$-	$89,233
Mortgage servicing rights	-	-	59,640	59,640
Derivative assets:
Loan commitments	-	-	2,038	2,038
Forward sale commitments	-	-	272	272
Right to acquire MSRs	-	-	1,717	1,717
Derivative liabilities:
Forward sale commitments	-	-	(500)	(500)

There were no transfers between the levels as of September 30, 2014 and December 31, 2013. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

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

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of September 30, 2014 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Mortgage servicing rights	$59,614	Discounted cash flow	Discount	8-14%	12%
			rate
Loan commitments and forward sale commitments	743	Discounted cash flow	Discount	12-12%	12%
			rate

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of December 31, 2013 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
			Discount	8 - 14%	12%
Mortgage servicing rights	$59,640	Discounted cash flow	rate
Loan commitments and forward sale commitments	1,810	Discounted cash flow	Discount	8 - 12%	8%
			rate
Right to acquire MSRs	1,717	Discounted cash flow	Discount	8 - 8%	8%
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

The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities for the nine months ended September 30, 2014 and 2013 ($ in thousands):

As of and for the nine months ended
September 30, 2014
Beginning balance, as of December 31, 2013	$3,527
Settlements	(7,985)
Realized gains (losses) recorded in net income (1)	4,458
Unrealized gains (losses) recorded in net income (1)	743
Ending balance, as of September 30, 2014	$743

As of and for the nine months ended
September 30, 2013
Derivative assets and liabilities acquired in the ACRE Capital acquisition, net (See Note 17)	$94
Settlements	(1,355)
Realized gains (losses) recorded in net income (1)	1,261
Unrealized gains (losses) recorded in net income (1)	2,581
Ending balance, as of September 30, 2013	$2,581

(1)                                 Realized and unrealized gains (losses) from derivatives are included within gains from mortgage banking activities in the consolidated statements of operations.

The following table summarizes the change in the embedded conversion option classified as Level III for the nine months ended September 30, 2013 ($ in thousands):

	As of and for the nine months ended
	September 30, 2013
Beginning balance, as of December 31, 2012	$(1,825)
Unrealized gain on the embedded conversion option	1,739	(1)
Reclassification of additional paid-in capital	86
Ending balance, as of September 30, 2013	$-

(1)                                 The unrealized gain on the embedded conversion option is included within changes in fair value of derivatives in the consolidated statements of operations for the nine months ended September 30, 2013. The Company reclassified certain prior quarter and prior year amounts included within other interest expense related to the fair value of the derivative to conform to the Company’s presentation for the nine months ended September 30, 2014.

See Note 4 for the changes in MSRs that are classified as Level III.

As of September 30, 2014 and December 31, 2013, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
	Level in Fair	September 30, 2014		December 31, 2013
	Value	Carrying		Carrying
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial assets:
Loans held for investment	3	$ 1,238,292	$ 1,238,292	$ 958,495	$ 958,495
Financial liabilities:
Secured funding agreements	2	$ 341,991	$ 341,991	$ 264,419	$ 264,419
Warehouse lines of credit	2	17,544	17,544	-	-
Convertible notes	2	68,240	68,240	67,815	67,815
Commercial mortgage-backed securitization debt (consolidated VIE)	3	219,043	219,043	395,027	395,027
Collateralized loan obligation securitization debt (consolidated VIE)	3	308,703	308,703	-	-

The carrying values of cash and cash equivalents, restricted cash, interest receivable and accrued expenses approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs and net of an allowance for loan losses. The Company may record fair value adjustments on a nonrecurring basis when it has determined that it is necessary to record a specific reserve against a loan and the Company measures such specific reserve using the fair value of the loan’s collateral. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Funding Agreements, CMBS debt and collateralized loan obligation (“CLO”) debt are recorded at outstanding principal and the convertible notes are recorded at carrying value, which is the Company’s best estimate of the fair value.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (See Note 10)) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. No incentive fees were earned for the three and nine months ended September 30, 2014 and 2013.

The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services. The Company’s reimbursement obligation is not subject to any dollar limitation other than as noted below with respect to the Servicing Limitation and the Restricted Cost Amendment (as defined below).

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

Certain of the Company’s subsidiaries, along with the Company’s lenders under the Wells Fargo Facility, the Citibank Facility, the MetLife Facility and the UBS Facility, as well as under the CMBS and CLO have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s-rated commercial primary and special servicer that is included on Standard & Poor’s Select Servicer List. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement (the “Servicing Limitation”).

Effective as of September 30, 2013, the Company and ACREM entered into an amendment to the Management Agreement (the “Restricted Cost Amendment”) whereby ACREM agreed not to seek reimbursement of Restricted Costs (as defined below), in excess of $1.0 million per quarter for the quarterly periods that ended on September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014. The Company and ACREM entered into a second amendment to the Management Agreement, effective as of September 30, 2014, which extends the Restricted Cost Amendment such that ACREM has agreed not to seek reimbursement of Restricted Costs in excess of $1.0 million per quarter for the quarterly period ended September 30, 2014 and the quarterly period ending December 31, 2014. “Restricted Costs” are Personnel Expenses and Overhead Expenses incurred in the ordinary course of the Company’s origination business and do not include any Personnel Expenses or Overhead Expenses that were incurred in connection with transactions outside our ordinary course of business, including without limitation, transactions for the acquisition of a portfolio of investments or for the acquisition of another company or its assets and business.

Summarized below are the related-party costs incurred by the Company, including ACRE Capital, for the three and nine months ended September 30, 2014 and 2013 and amounts payable to the Manager as of September 30, 2014 and December 31, 2013 ($ in thousands):

	Incurred				Payable
	For the three months ended September 30,		For the nine months ended September 30,		As of
$ in thousands	2014	2013	2014	2013	September 30, 2014	December 31, 2013

Affiliate Payments
Management fees	$1,475	$1,487	$4,445	$2,744	$1,475	$1,497
General and administrative expenses	1,000	1,000	3,000	2,610	1,000	1,000
Direct costs	179	332	434	470	179	299
	$2,654	$2,819	$7,879	$5,824	$2,654	$2,796

Ares Investments

As of September 30, 2014 and December 31, 2013, Ares Investments Holdings LLC owned $1.2 million aggregate principal amount of the 2015 Convertible Notes.

Credit Support Fee Agreement

On July 30, 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares under which the Company agreed to pay Ares a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares for its out-of-pocket costs and expenses in connection with the transaction. During the three months ended September 30, 2014, the Company incurred a credit support fee of $40 thousand under the July 2014 CNB Facility which is included within interest expense in the Company’s consolidated statements of operations. In connection with the Credit Support Fee Agreement on July 30, 2014, the Company entered into a Pledge Agreement pursuant to which the Company pledged to Ares its ownership interests in its wholly owned direct subsidiary, ACRC Holdings LLC, the holding entity for the Company’s principal lending business. See Note 6 for more information.

15. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2014 and 2013 ($ in thousands, except per share data):

			Per share	Total
Date declared	Record date	Payment date	amount	amount
August 6, 2014	September 30, 2014	October 15, 2014	$0.25	$7,151
May 7, 2014	June 30, 2014	July 16, 2014	0.25	7,151
March 17, 2014	March 31, 2014	April 16, 2014	0.25	7,147
Total cash dividends declared for the nine months ended September 30, 2014			$0.75	$21,449

August 7, 2013	September 30, 2013	October 17, 2013	$0.25	$7,119
May 15, 2013	June 28, 2013	July 18, 2013	0.25	6,822
March 14, 2013	April 08, 2013	April 18, 2013	0.25	2,317
Total cash dividends declared for the nine months ended September 30, 2013			$0.75	$16,258

16.          VARIABLE INTEREST ENTITIES

Consolidated VIEs

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in: (a) the CMBS transaction and the Company’s retained interests in the subordinated classes of the Certificates (as defined below) issued by the Trust (as defined below) it initiated and (b) the CLO transaction and the Company’s retained interests in the subordinated notes and preferred equity of the Issuer (as defined below), all of which are generally considered to be variable interests in a VIE.

CMBS Securitization

On November 19, 2013, ACRC 2013-FL1 Depositor LLC (the “Depositor”), a wholly owned subsidiary of the Company, entered into a Pooling and Servicing Agreement, dated as of November 1, 2013, which was amended on March 28, 2014, (the “Pooling and Servicing Agreement”), with Wells Fargo Bank, National Association, as master servicer (“Wells Fargo”), Ares Commercial Real Estate Servicer LLC (“Ares Servicer”), U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor, in connection with forming ACRE Commercial Mortgage Trust 2013-FL1 (the “Trust”). The Pooling and Servicing Agreement governs the issuance of approximately $493.8 million aggregate principal balance commercial mortgage pass-through certificates (the “Certificates”) in a CMBS effected by the Depositor. The Trust is treated for U.S. federal income tax purposes as a real estate mortgage investment conduit.

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

In connection with the securitization, the Company offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the “Offered Certificates”) to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act. As of September 30, 2014 and December 31, 2013, the aggregate principal balance of the Offered Certificates was approximately $219.0 million and $395.0 million, respectively, and the weighted average coupon of the Offered Certificates was LIBOR plus 2.41% and 1.89%, respectively. In addition, a wholly owned subsidiary of the Company retained approximately $98.8 million of the Certificates. The Company, as the holder of the subordinated classes of the Trust, has the obligation to absorb losses of the Trust, since the Company has a first loss position in the capital structure of the Trust.

The proceeds from the sale of the Offered Certificates, net of expenses, were approximately $389.3 million. The Company used the net proceeds to repay outstanding indebtedness and to acquire the A-Notes with respect to certain mortgage loans in which the Company held the related B-Notes.

CLO Securitization

On August 15, 2014, ACRE Commercial Mortgage 2014-FL2 Ltd.  (the “Issuer”) and ACRE Commercial Mortgage 2014-FL2 LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an indenture (the “Indenture”) with Wells Fargo, as advancing agent and note administrator and Wilmington Trust, National Association as trustee, which governs the issuance of approximately $346.1 million principal balance secured floating rate notes (the “Notes”) and $32.7 million of preferred equity in the Issuer.  For U.S. federal income tax purposes, the CLO Issuer and Co-Issuer are disregarded entities.

The Notes are collateralized by interests in a pool of 15 mortgage assets having a total principal balance of up to $378.8 million (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement (the “Mortgage Asset Purchase Agreement”) dated as of August 15, 2014, between ACRC Lender LLC and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “Offered Notes”) to third parties. A wholly owned subsidiary of the Company retained approximately $37.4 million of the most subordinate Notes and all of the preferred equity in the Issuer. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO. As of September 30, 2014, the aggregate principal balance of the Offered Notes was approximately $308.7 million and the weighted average coupon of the Offered Notes was LIBOR plus 1.45%.

The proceeds from the sale of the Notes, net of expenses, were approximately $305.0 million. A portion of net proceeds are held by the Issuer to fund certain future funding obligations related to the Mortgage Assets. The Company used the remainder of the net proceeds to repay outstanding indebtedness and for general working capital.

Summary

As the directing holder of the CMBS and the CLO, the Company has the ability to direct activities that could significantly impact the Trust’s and Issuer’s economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove the special servicer, the Company does not have the power to direct activities that most significantly impact the Trust’s and Issuer’s economic performance. In addition, there are no substantive kick-out rights of any party to remove the special servicer without cause; however, the Company’s subsidiaries, as directing holders, have the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of these VIEs; thus, the VIEs are consolidated into the Company’s financial statements.

Ares Servicer, a subsidiary of ACREM, is designated as the primary and special servicer of the CMBS and the CLO. Ares Servicer has the power to direct activities of the Trust and Issuer/Co-Issuer during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the economic performance of the Trust and Issuer/Co-Issuer.  Ares Servicer waives the servicing and special servicing fees and the Company pays its overhead costs, as with other servicing agreements.

The VIEs consolidated in accordance with FASB ASC Topic 810 are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the Certificate and Note holders, as applicable. The assets and other instruments held by these securitization entities are restricted and can only be used to fulfill the obligations of the entities. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.

The inclusion of the assets and liabilities of VIEs of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in these VIEs is limited to the carrying value of its investment in the entity. As of September 30, 2014 and December 31, 2013, the Company’s maximum risk of loss was $168.8 million and  $98.8 million, respectively. For the three and nine months ended September 30, 2014, the Company incurred interest expense related to the CMBS and CLO securitizations of $2.3 million and $6.4 million, respectively, and is included within interest expense in the Company’s consolidated statements of operations.

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

The following table presents the carrying value and the maximum exposure of unconsolidated VIEs as of September 30, 2014 and December 31, 2013 ($ in thousands):

	As of
	September 30, 2014	December 31, 2013
Carrying value	$37,514	$4,804
Maximum exposure to loss	$38,149	$4,850

17.          ACQUISITIONS

Asset Acquisition

On August 25, 2014, ACRE Capital entered into a MSR purchase agreement (the “Purchase Agreement”) with a third party which has been accounted for as an asset acquisition under FASB ASC Topic 805, Business Combinations (“ASC 805”).  Under the Purchase Agreement, ACRE Capital agreed to purchase the rights to service a portfolio of 46 Freddie Mac multifamily mortgage loans with a total unpaid principal balance of approximately $370.6 million.

The aggregate purchase price was approximately $2.2 million, which also included a premium for the Freddie Mac Program Plus® license that ACRE Capital was issued in connection with the acquisition of the Freddie Mac MSR portfolio.  ACRE Capital initially recorded the acquired MSRs at fair value in the amount of $1.3 million and will subsequently account for these MSRs at fair value consistent with the MSR policy in Note 2. The remaining purchase price of $941 thousand was allocated to the Freddie Mac Program Plus® license, an indefinite-lived intangible asset.  See Note 5 for additional information on this license.

On September 16, 2014, ACRE Capital completed the acquisition of the servicing portfolio and legal ownership of the MSRs was transferred to ACRE Capital.

Business Combination

On August 30, 2013, (the “Acquisition Date”), the Company completed its acquisition of all of the outstanding common units of ACRE Capital from the Sellers. For accounting purposes, the acquisition was deemed to be effective on the close of business September 1, 2013, or the “Accounting Effective Date.” Pursuant to the Purchase and Sale Agreement, dated as of May 14, 2013, by and among the Company and the Sellers, the Company paid approximately $53.4 million in cash, subject to adjustment, and issued 588,235 shares of its common stock in a private placement exempt from registration under Section 4(2) of the Securities Act resulting in total consideration paid of approximately $60.9 million. The transaction was accounted for as a business combination under ASC 805.

Through ACRE Capital, the Company operates its mortgage banking business. ACRE Capital primarily originates, sells and services multifamily and other senior living-related loans under programs offered by Fannie Mae, Freddie Mac and HUD (including Ginnie Mae).

The Company provisionally allocated the purchase price to the assets acquired and liabilities assumed based on their estimated Accounting Effective Date fair values. A change to the provisional amounts recorded for assets acquired and liabilities assumed during the measurement period affects the amount of the purchase price allocated to gain on acquisition. Such changes to the purchase price allocation during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the measurement period, the Company identified adjustments to certain of the provisional amounts recorded that had the net effect of decreasing gain on acquisition by $747 thousand. The measurement period ended as of September 30, 2014.

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

The Sellers provided the Company with a minimum working capital balance prior to the Accounting Effective Date. To the extent actual working capital exceeded or fell below the minimum requirement, the Company would either pay or receive funds from the Sellers. There have been no adjustments to the gain on acquisition during the three and nine months ended September 30, 2014. The gain on acquisition was $4.4 million.

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

The table below presents the Company’s total assets as of September 30, 2014 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$10,667	$781	$11,448
Restricted cash	8,756	15,324	24,080
Loans held for investment	1,238,292	-	1,238,292
Loans held for sale, at fair value	-	24,712	24,712
Mortgage servicing rights, at fair value	-	59,614	59,614
Other assets	29,190	15,142	44,332
Total Assets	$1,286,905	$115,573	$1,402,478

The table below presents the Company’s total assets as of December 31, 2013 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$14,444	$5,656	$20,100
Restricted cash	3,036	13,918	16,954
Loans held for investment	958,495	-	958,495
Loans held for sale, at fair value	84,769	4,464	89,233
Mortgage servicing rights, at fair value	-	59,640	59,640
Other assets	16,632	15,861	32,493
Total Assets	$1,077,376	$99,539	$1,176,915

The table below presents the Company’s consolidated net income for the three months ended September 30, 2014 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$17,967		$-		$17,967
Interest expense	(8,010)		-		(8,010)
Net interest margin	9,957	(1)	-		9,957

Mortgage banking revenue:
Servicing fees, net	-		3,898		3,898
Gains from mortgage banking activities	-		2,693		2,693
Provision for loss sharing	-		285		285
Change in fair value of mortgage servicing rights	-		(1,798)		(1,798)
Mortgage banking revenue	-		5,078		5,078

Total revenue	9,957		5,078		15,035

Expenses:
Other interest expense	1,605		250	(2)	1,855
Management fees to affiliate	1,356		119		1,475
Professional fees	454		181		635
Compensation and benefits	-		4,704		4,704
General and administrative expenses	754		1,683		2,437
General and administrative expenses reimbursed to affiliate	865		135		1,000
Total expenses	5,034		7,072		12,106
Income from operations before income taxes	4,923		(1,994)		2,929
Income tax expense (benefit)	3		(1,176)		(1,173)
Net income	$4,920		$(818)		$4,102

(1) Revenues from one of the Company’s customers in the principal lending segment represented approximately 20.0% of the Company’s consolidated revenues for the three months ended September 30, 2014.

(2) Other interest expense does not include interest expense related to the intercompany note between the two business segments presented, mortgage banking (conducted through ACRE Capital Holdings LLC) as borrower and principal lending (conducted through the Company) as lender, as described in Note 12.  Interest expense related to the intercompany note is eliminated in the consolidated financial statements of the Company.  If interest expense related to the intercompany note were included, other interest expense and net loss for the three months ended September 30, 2014 would have been $1.2 million and $1.8 million, respectively, for mortgage banking.

The table below presents the Company’s consolidated net income for the nine months ended September 30, 2014 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$50,854		$-		$50,854
Interest expense	(19,917)		-		(19,917)
Net interest margin	30,937	(1)	-		30,937

Mortgage banking revenue:
Servicing fees, net	-		12,694		12,694
Gains from mortgage banking activities	-		9,525		9,525
Provision for loss sharing	-		1,346		1,346
Change in fair value of mortgage servicing rights	-		(5,533)		(5,533)
Mortgage banking revenue	-		18,032		18,032

Gain on sale of loans	680		-		680
Total revenue	31,617		18,032		49,649

Expenses:
Other interest expense	4,737		561	(2)	5,298
Management fees to affiliate	4,092		353		4,445
Professional fees	1,902		761		2,663
Compensation and benefits	-		13,235		13,235
Acquisition and investment pursuit costs	20		-		20
General and administrative expenses	2,230		5,026		7,256
General and administrative expenses reimbursed to affiliate	2,547		453		3,000
Total expenses	15,528		20,389		35,917
Income from operations before income taxes	16,089		(2,357)		13,732
Income tax expense (benefit)	237		(2,001)		(1,764)
Net income	$15,852		$(356)		$15,496

(1) Revenues from one of the Company’s customers in the principal lending segment represented approximately 15.8% of the Company’s consolidated revenues for the nine months ended September 30, 2014.

(2) Other interest expense does not include interest expense related to the intercompany note between the two business segments presented, mortgage banking (conducted through ACRE Capital Holdings LLC) as borrower and principal lending (conducted through the Company) as lender, as described in Note 12.  Interest expense related to the intercompany note is eliminated in the consolidated financial statements of the Company.  If interest expense related to the intercompany note were included, other interest expense and net loss for the nine months ended September 30, 2014 would have been $3.3 million and $3.1 million, respectively, for mortgage banking.

19. COSTS ASSOCIATED WITH RESTRUCTURING ACTIVITIES

During the three months ended March 31, 2014, the Company began restructuring and relocating certain ACRE Capital support services in order to centralize the ACRE Capital platform into one location, including the asset management team and leadership.

For the three and nine months ended September 30, 2014, the Company has incurred restructuring costs in the mortgage banking segment of $223 thousand and $778 thousand, respectively.   As of September 30, 2014, the Company expects to incur an additional $111 thousand in restructuring costs in the mortgage banking segment.

The table below presents a reconciliation of the liability attributable to restructuring costs incurred in the mortgage banking segment as of September 30, 2014 ($ in thousands):

Employee Termination Costs
Beginning balance, as of January 1, 2014	$-
Accruals	778
Payments	(485)
Ending balance, as of September 30, 2014	$293

The employee termination costs above are associated with employee severance compensation, retention bonuses and guaranteed bonuses to certain key employees, insurance and outplacement.  The costs incurred above are included within general and administrative expenses in the Company’s consolidated statements of operations. As of September 30, 2014, the restructuring is complete and all costs have been measured; however, the Company expects to recognize restructuring costs through the first quarter of 2015.  This measurement includes employee costs for employees that are required to render service (beyond a minimum retention period) in order to receive the termination benefits; the Company will recognize a liability ratably over the future service period.

20. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2014.

On October 9, 2014, the Company originated a $17.3 million transitional first mortgage loan on an apartment building located in New York City.  At closing, the outstanding principal balance was approximately $13.7 million. The loan has an interest rate of LIBOR + 3.85% (plus origination and exit fees) subject to a 0.15% LIBOR floor and a term of three years.

On October 23, 2014, the Company originated a $35.0 million transitional first mortgage loan on an office building located in Portland, Oregon. At closing, the outstanding principal balance was approximately $27.4 million. The loan has an interest rate of LIBOR + 3.75% (plus origination and exit fees) subject to a 0.25% LIBOR floor and a term of four years.

On November 3, 2014, the Company originated a $21.0 million transitional first mortgage loan on an office building located in Denver, Colorado. At closing, the outstanding principal balance was approximately $16.8 million. The loan has an interest rate of LIBOR + 3.95% (plus origination and exit fees) subject to a 0.15% LIBOR floor and a term of three years.

On November 7, 2014, the Company and ACREM entered into a second amendment to the Management Agreement, effective as of September 30, 2014, under which ACREM has agreed not to seek reimbursement of Restricted Costs in excess of $1.0 million per quarter for the quarterly period ended September 30, 2014 and the quarterly period ending December 31, 2014.

Subsequent to the quarter ended September 30, 2014, ACRE Capital rate-locked three Fannie Mae loans totaling $47.9 million in unpaid principal balance and one HUD loan totaling $3.4 million in unpaid principal balance.

On November 10, 2014, the Company declared a cash dividend of $0.25 per common share for the fourth quarter of 2014. The fourth quarter 2014 dividend is payable on January 15, 2015 to common stockholders of record as of December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (except where the context suggests otherwise, together with our consolidated subsidiaries, the “Company,” “ACRE,” “we,” “us,” or “our”). The forward-looking statements contained in this quarterly report involve a number of risks and uncertainties, including statements concerning:

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

•                            our expected investment capacity and available capital;

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

•                            rates of prepayments on our mortgage loans and the effect on our business of such prepayments;

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

•                            the ability of ACRE Capital LLC to originate and sell mortgage loans;

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

•                            our understanding of our competition;

•                            market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

•                            the future of U.S. government-sponsored enterprises (“GSEs”).

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

Overview

We are a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). We are externally managed by our Manager or “ACREM,” a subsidiary of Ares Management L.P., or “Ares Management,” a publicly traded, leading global alternative asset manager, pursuant to the terms of a management agreement (the “Management Agreement”). Our Manager has investment professionals strategically located across the nation who directly source new loan opportunities for us with owners, operators and sponsors of commercial real estate (“CRE”) properties. From the commencement of our operations in late 2011, we have been primarily focused on our principal lending business, where we directly originate, manage and service a diversified portfolio of CRE debt-related investments for our own account.

We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital LLC (“ACRE Capital”), which we believe is complementary to our principal lending business. In this business segment, we primarily originate, sell and service multifamily and other senior-living related loans under programs offered by Fannie Mae (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae “HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus® lender, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD and a Ginnie Mae issuer. While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as mortgage servicing rights or “MSRs” and receive fees for providing such servicing during the life of the loans, which generally last ten years or more.

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

Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, are regularly evaluated. We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

As of September 30, 2014 and December 31, 2013, all loans were paying in accordance with their contractual terms. There were no impairments during the three and nine months ended September 30, 2014 and 2013.

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

Market Conditions.  We believe that our target investments currently present attractive risk-adjusted return profiles, given the underlying property fundamentals and the competitive landscape for the type of capital we provide. Following a dramatic decline in CRE lending in 2008 and 2009, debt capital has become more readily available for select stabilized, high quality assets in certain locations such as gateway cities, but less available for many other types of properties, either because of the markets in which they are located or because the property is undergoing some form of value transition. More particularly, many traditional financing products tend to come with limited flexibility, especially with respect to prepayment. Consequently, we anticipate a high demand for the type of customized debt financing we provide from borrowers or sponsors who are looking to refinance indebtedness that is maturing in the next two to five years or are seeking shorter-term debt solutions as they reposition their properties. We also envision that demand for financing will be strong for situations in which a property is being acquired with plans to improve the net operating income through capital improvements, leasing, cost savings or other key initiatives and realize the improved value through a subsequent sale or refinancing. Although we have recently witnessed the emergence of new debt providers and legacy debt providers expanding their risk tolerances for transitional lending opportunities, which has resulted in increased competition for our target assets and significant refinancing activity, leading to higher prepayment rates on our mortgage loans, we believe market conditions continue to be favorable for disciplined and scaled direct lending with broad and flexible product offerings.

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

Restructuring Activities

During the three months ended March 31, 2014, we began restructuring and relocating certain ACRE Capital support services in order to centralize the platform into one location. For the three and nine months ended September 30, 2014, we recorded $223 thousand and $778 thousand, respectively, of costs associated with restructuring activities, which consisted primarily of employee termination costs. These costs were recorded in general and administrative expenses within the ACRE Capital operating segment.

Asset Acquisition

On August 5, 2014, ACRE Capital was approved and granted a license by Freddie Mac as a Program Plus® seller/servicer for multifamily loans.  On August 25, 2014, ACRE Capital entered into a MSR purchase agreement (the “Purchase Agreement”) with a third party which has been accounted for as an asset acquisition under FASB ASC Topic 805, Business Combinations (“ASC 805”).  Under the Purchase Agreement, ACRE Capital agreed to purchase the rights to service a portfolio of 46 Freddie Mac multifamily mortgage loans with a total unpaid principal balance of approximately $370.6 million. On September 16, 2014, ACRE Capital completed the acquisition of the servicing portfolio and legal ownership of the MSRs was transferred to ACRE Capital.

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

Results of Operations

The following table sets forth consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net interest margin:
Interest income from loans held for investment	$17,967	$10,695	$50,854	$25,494
Interest expense	(8,010)	(1,995)	(19,917)	(5,260)
Net interest margin	9,957	8,700	30,937	20,234

Mortgage banking revenue:
Servicing fees, net	3,898	1,361	12,694	1,361
Gains from mortgage banking activities	2,693	3,326	9,525	3,326
Provision for loss sharing	285	32	1,346	32
Change in fair value of mortgage servicing rights	(1,798)	(858)	(5,533)	(858)
Mortgage banking revenue	5,078	3,861	18,032	3,861

Gain on sale of loans	-	-	680	-
Total revenue	15,035	12,561	49,649	24,095

Expenses:
Other interest expense	1,855	1,646	5,298	4,696
Management fees to affiliate	1,475	1,487	4,445	2,744
Professional fees	635	675	2,663	1,741
Compensation and benefits	4,704	1,765	13,235	1,765
Acquisition and investment pursuit costs	-	2,052	20	3,813
General and administrative expenses	2,437	994	7,256	1,930
General and administrative expenses reimbursed to affiliate	1,000	1,000	3,000	2,610
Total expenses	12,106	9,619	35,917	19,299
Changes in fair value of derivatives	-	-	-	1,739
Income from operations before gain on acquisition and income taxes	2,929	2,942	13,732	6,535
Gain on acquisition	-	4,438	-	4,438
Income before income taxes	2,929	7,380	13,732	10,973
Income tax expense (benefit)	(1,173)	496	(1,764)	496
Net income	$4,102	$6,884	$15,496	$10,477

Comparison of Three Months Ended September 30, 2014 and 2013

Net Interest Margin

For the three months ended September 30, 2014 and 2013, we earned approximately $10.0 million and $8.7 million in net interest margin, respectively. For the three months ended September 30, 2014 and 2013, interest income from loans held for investment of $18.0 million and $10.7 million, respectively, was generated by weighted average earning assets of $1.2 billion and $649.5 million, respectively, offset by $8.0 million and $2.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under our secured funding agreements were $832.1 million and $231.8 million for the three months ended September 30, 2014 and 2013, respectively. The increase in net interest margin for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily relates to the increase in the number of loans held for investment from 24 loans to 43 loans as of September 30, 2014.

Mortgage Banking Revenue

For the three months ended September 30, 2014 and 2013, we earned approximately $3.9 million and $1.4 million in net servicing fees, respectively. Servicing fees include fees earned for all activities related to servicing ACRE Capital’s loans, the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid. For the three months ended September 30, 2014 and 2013, we earned approximately $2.7 million and $3.3 million in net gains from mortgage banking activities, respectively. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments. The increase in mortgage banking revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily relates to only one month of operations for ACRE Capital being included in the consolidated statements of operations for the three months ended September 30, 2013 compared to three months of operations for the three months ended September 30, 2014.

Operating Expenses

For the three months ended September 30, 2014 and 2013, we incurred operating expenses of $12.1 million and $9.6 million, respectively. The increase in operating expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily relates to only one month of operations for ACRE Capital being included in the consolidated statements of operations for the three months ended September 30, 2013 compared to three months of operations for the three months ended September 30, 2014.

Related Party Expenses

Related party expenses for the three months ended September 30, 2014 included $1.5 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. Related party expenses for the three months ended September 30, 2013 included $1.5 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses.

Other Expenses

Other interest expense for the three months ended September 30, 2014 and 2013 was $1.9 million and $1.6 million, respectively, related to the 2015 Convertible Notes and warehouse lines of credit. The increase in other interest expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily relates to only one month of operations for ACRE Capital being included in the consolidated statements of operations for the three months ended September 30, 2013 compared to three months of operations for the three months ended September 30, 2014. Professional fees for the three months ended September 30, 2014 and 2013 were $635 thousand and $675 thousand, respectively. The decrease in professional fees for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily relates to lower legal and other professional services costs during the three months ended September 30, 2014. Acquisition and investment pursuit costs related to the acquisition of ACRE Capital for the three months ended September 30, 2013 was $2.1 million. General and administrative expenses for the three months ended September 30, 2014 and 2013 were $2.4 million and $994 thousand, respectively. The increase in general and administrative expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily relates to only one month of operations for ACRE Capital being included in the consolidated statements of operations for the three months ended September 30, 2013 compared to three months of operations for the three months ended September 30, 2014.

Compensation and Benefits

Compensation and benefits for the three months ended September 30, 2014 and 2013 was $4.7 million and $1.8 million, respectively, which was incurred to manage ACRE Capital. The increase in compensation and benefits for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily relates to only one month of operations for ACRE Capital being included in the consolidated statements of operations for the three months ended September 30, 2013 compared to three months of operations for the three months ended September 30, 2014.

Comparison of Nine Months Ended September 30, 2014 and 2013

Net Interest Margin

For the nine months ended September 30, 2014 and 2013, we earned approximately $30.9 million and $20.2 million in net interest margin, respectively. For the nine months ended September 30, 2014 and 2013, interest income from loans held for investment of $50.9 million and $25.5 million, respectively, was generated by weighted average earning assets of $1.1 billion and $481.1 million, respectively, offset by $19.9 million and $5.3 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under our secured funding agreements were $776.7 million and $198.6 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net interest margin for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily relates to the increase in the number of loans held for investment from 24 loans to 43 loans as of September 30, 2014.

Mortgage Banking Revenue

For the nine months ended September 30, 2014 and 2013, we earned approximately $12.7 million and $1.4 million in net servicing fees, respectively. Servicing fees include fees earned for all activities related to servicing ACRE Capital’s loans, the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid. For the nine months ended September 30, 2014 and 2013, we earned approximately $9.5 million and $3.3 million in net gains from mortgage banking activities, respectively. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale and changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments. The increase in mortgage banking revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily relates to only one month of operations for ACRE Capital being included in the consolidated statements of operations for the nine months ended September 30, 2013 compared to nine months of operations for the nine months ended September 30, 2014.

Operating Expenses

For the nine months ended September 30, 2014 and 2013, we incurred operating expenses of $35.9 million and $19.3 million, respectively. The increase in operating expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily relates to only one month of operations for ACRE Capital being included in the consolidated statements of operations for the nine months ended September 30, 2013 compared to nine months of operations for the nine months ended September 30, 2014.

Related Party Expenses

Related party expenses for the nine months ended September 30, 2014 included $4.4 million in management fees due to our Manager and $3.0 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the management agreement, dated April 25, 2012, between us and our Manager. Related party expenses for the nine months ended September 30, 2013 included $2.7 million in management fees due to our Manager and $2.6 million for our share of allocable general and administrative expenses.  The increase in related party expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily relates to increased stockholders’ equity, an increase in capital markets and acquisition activities.

Other Expenses

Other interest expense for the nine months ended September 30, 2014 and 2013 was $5.3 million and $4.7 million, respectively, related to the 2015 Convertible Notes and warehouse lines of credit. The increase in other interest expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily relates to only one month of operations for ACRE Capital being included in the consolidated statements of operations for the nine months ended September 30, 2013 compared to nine months of operations for the nine months ended September 30, 2014. Changes in fair value of derivatives for the nine months ended September 30, 2013 was $1.7 million related to the 2015 Convertible Notes. Professional fees for the nine months ended September 30, 2014 and 2013 were $2.7 million and $1.7 million, respectively. The increase in professional fees for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily relates to only one month of operations for ACRE Capital being included in the consolidated statements of operations for the nine months ended September 30, 2013 compared to nine months of operations for the nine months ended September 30, 2014.  Acquisition and investment pursuit costs related to the acquisition of ACRE Capital for the nine months ended September 30, 2014 and 2013 were $20 thousand and $3.8 million, respectively. The decrease in acquisition and investment pursuit costs for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily relates to the closing of the ACRE Capital acquisition on August 30, 2013. General and administrative expenses for the nine months ended September 30, 2014 and 2013 were $7.3 million and $1.9 million, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily relates to only one month of operations for ACRE Capital being included in the consolidated statements of operations for the nine months ended September 30, 2013 compared to nine months of operations for the nine months ended September 30, 2014.

Compensation and Benefits

Compensation and benefits for the nine months ended September 30, 2014 and 2013 was $13.2 million and $1.8 million, respectively, which was incurred to manage ACRE Capital. The increase in compensation and benefits for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily relates to only one month of operations for ACRE Capital being included in the consolidated statements of operations for the nine months ended September 30, 2013 compared to nine months of operations for the nine months ended September 30, 2014.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	For the nine months ended September 30,
	2014	2013
Net income	$15,496	$10,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(28,596)	(5,191)
Net cash provided by (used in) operating activities	(13,100)	5,286
Net cash used in investing activities	(193,594)	(395,239)
Net cash provided by financing activities	198,042	379,116
Change in cash and cash equivalents	$(8,652)	$(10,837)

Cash and cash equivalents decreased by $8.7 million and $10.8 million, respectively, during the nine months ended September 30, 2014 and 2013. Net cash provided by (used in) operating activities totaled $(13.1) million and $5.3 million, respectively, during the nine months ended September 30, 2014 and 2013. This change in net cash provided by (used in) operating activities was primarily related to the cash used to originate and fund mortgage loans held for sale. For the nine months ended September 30, 2014, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $219.8 million, sale of mortgage loans held for sale to third parties of $200.0 million, change in the fair value of MSRs of $5.5 million, change in mortgage banking activities of $2.0 million and change in other assets of $12.2 million. For the nine months ended September 30, 2013, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $23.5 million, sale of mortgage loans held for sale to third parties of $21.3 million, gain on acquisition of $4.4 million, change in mortgage banking activities of $3.0 million and change in other liabilities of $4.3 million.

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 totaled $193.6 million and $395.2 million, respectively, and related primarily to the origination of new loans held for investment partially offset by a sale of a mortgage loan held for sale and principal repayments on loans held for investment.

Net cash provided by financing activities for the nine months ended September 30, 2014 totaled $198.0 million and related primarily to proceeds from secured funding agreements of $800.0 million and proceeds from issuance of debt of consolidated VIEs of $308.7 million partially offset by repayments of our secured funding agreements of $722.5 million and repayments of debt of consolidated VIEs of $176.0 million. Net cash provided by financing activities for the nine months ended September 30, 2013 totaled $379.1 million and related primarily to proceeds from secured funding agreements of $326.9 million and proceeds from issuance of common stock of $250.7 million partially offset by repayments of our secured funding agreements of $177.1 million.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. However, principal repayments from mortgage loans in the commercial mortgage backed securities (“CMBS”) and collateralized loan obligations (“CLOs”) are applied sequentially, first going to pay down the senior CMBS and CLO notes, and accordingly we will not receive any proceeds from repayment of loans in the CMBS or CLO until all senior notes are repaid in full. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us. See “Recent Developments” for information on our available capital as of November 7, 2014.

Equity Offerings

There were no shares issued in public or private offerings for the nine months ended September 30, 2014. The following table summarizes the total shares issued and proceeds we received, net of offering costs, for the nine months ended September 30, 2013 ($ in millions, except per share data):

	Shares issued	Gross offering price per share		Proceeds net of offering costs
June 2013 public offering	18.0	$13.50		$234.6
July 2013 public offering	0.6	13.50	(1)	7.7
Total for the nine months ended September 30, 2013	18.6			$242.3

(1) On July 9, 2013, we sold 601,590 shares of our common stock to the underwriters in connection with the June 2013 public offering, pursuant to the underwriters’ partial exercise of the option to purchase additional shares. The gross offering price per share was reduced by the underwriting discount and a $0.25 dividend per share in the second quarter of 2013.

Funding Agreements

During the three months ended September 30, 2014, the following activities occurred with respect to our sources of financing:

July 2014 CNB Facility

On July 30, 2014, we and certain of our subsidiaries entered into a $75.0 million revolving funding facility (“the July 2014 CNB Facility”) with City National Bank. Ares Management LLC, a subsidiary of Ares Management and an affiliate of our Manager, agreed to provide credit support in connection with the July 2014 CNB Facility. The initial maturity date of the July 2014 CNB Facility is July 31, 2015, subject to one 12-month extension option, subject to satisfaction of certain conditions, including payment of an extension fee.

MetLife Facility

On August 13, 2014, we and certain of our subsidiaries entered into a $180.0 million revolving master repurchase facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”), pursuant to which we may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2017, subject to two annual extensions at our option, subject to satisfaction of certain conditions, including payment of an extension fee.

Summary of Funding Agreements

The sources of financing under our secured funding agreements (the “Funding Agreements”) that are used to fund our target investments are described in the following table:

	As of
	September 30, 2014						December 31, 2013
$ in thousands	Total Commitment		Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
				LIBOR + 2.00 to	December 14,					December
Wells Fargo Facility	$225,000		$73,704	2.50%	2014	(1)	$225,000	$166,934	LIBOR + 2.00 to 2.50%	14, 2014	(1)
				LIBOR + 2.25 to	December 2,					Earlier of
Citibank Facility	250,000		23,490	2.75%	2018		125,000	97,485	LIBOR + 2.25 to 2.75%	July 2,
										2018 or	(2)
				LIBOR + 2.00 to
Capital One Facility	100,000		-	3.50%	-	(2)	100,000	-	LIBOR + 2.00 to 3.50%	-	(2)

March 2014 CNB Facility	50,000		41,500	LIBOR + 3.00%	March 11, 2016		-	-	-	-
July 2014 CNB Facility	75,000		55,000	LIBOR +3.00%	July 31, 2015		-	-	-	-
					August 12,
MetLife Facility	180,000		142,052	LIBOR+2.35%	2017		-	-	-	-

UBS Facility	195,000		6,245	LIBOR + 1.88%	April 7, 2017		-	-	-	-
Total	$1,075,000		$341,991				$450,000	$264,419

Warehouse Lines of Credit:
										No
ASAP Line of Credit	$-	(3)	$-	-	-		$105,000	$-	LIBOR + 1.40 to 1.75%	expiration

BAML Line of Credit	80,000		17,544	LIBOR + 1.60%	April 15, 2015		80,000	-	LIBOR + 1.60%	May 1, 2014
Total	$80,000		$17,544				$185,000	$-

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

(3)         As of September 30, 2014, the ASAP Line of Credit was inactive due to lack of utilization by ACRE Capital.

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

Capital Markets

In addition to borrowings, we will need to periodically raise additional capital to fund new investments. We have elected and qualified to be taxed as a REIT. Among other things, in order to maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains, and, as a result, such distributions will not be available to fund investments. We may also seek to enhance the returns on our senior commercial mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” on our balance sheet, depending upon the structure of the securitization.

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

Recent Developments

On October 9, 2014, we originated a $17.3 million transitional first mortgage loan on an apartment building located in New York City.  At closing, the outstanding principal balance was approximately $13.7 million. The loan has an interest rate of LIBOR + 3.85% (plus origination and exit fees) subject to a 0.15% LIBOR floor and a term of three years.

On October 23, 2014, we originated a $35.0 million transitional first mortgage loan on an office building located in Portland, Oregon. At closing, the outstanding principal balance was approximately $27.4 million. The loan has an interest rate of LIBOR + 3.75% (plus origination and exit fees) subject to a 0.25% LIBOR floor and a term of four years.

On November 3, 2014, we originated a $21.0 million transitional first mortgage loan on an office building located in Denver, Colorado. At closing, the outstanding principal balance was approximately $16.8 million. The loan has an interest rate of LIBOR + 3.95% (plus origination and exit fees) subject to a 0.15% LIBOR floor and a term of three years.

On November 7, 2014, we and ACREM entered into a second amendment to the Management Agreement, effective as of September 30, 2014, under which ACREM has agreed not to seek reimbursement of restricted costs in excess of $1.0 million per quarter for the quarterly period ended September 30, 2014 and the quarterly period ending December 31, 2014.

Subsequent to the quarter ended September 30, 2014, ACRE Capital rate-locked three Fannie Mae loans totaling $47.9 million in unpaid principal balance and one HUD loan totaling $3.4 million in unpaid principal balance.

On November 10, 2014, we declared a cash dividend of $0.25 per common share for the fourth quarter of 2014. The fourth quarter 2014 dividend is payable on January 15, 2015 to common stockholders of record as of December 31, 2014.

As of November 7, 2014, the Company expects to have approximately $80 million in capital, either in cash or in approved but undrawn capacity under the Company’s funding facilities.  After holding in reserve $10 million in liquidity requirements, the Company expects to have approximately $70 million in capital available to fund additional loans, outstanding commitments on the Company’s existing loans and for other working capital purposes.  Assuming that the Company uses such amount as capital to make new investments and leverages such amount under its facilities at a debt-to-equity ratio in the range of 2:1 to 3:1, the Company has the capacity to fund $210 million to $280 million of additional senior loan investments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We manage our portfolio through an interactive process with our Manager and Ares Management and service our self-originated target investments through our Manager’s servicer, which is a Standard & Poor’s-rated commercial primary servicer and commercial special servicer that is included on Standard & Poor’s Select Servicer List. Our Manager has an Investment Committee that oversees compliance with our investment strategy and guidelines, investment portfolio holdings and financing strategy. We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks can be quantified from historical experience and seek to actively manage those risks, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

Interest Rate Effect on Net Interest Margin

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally is based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally increase while the yields earned on our leveraged fixed-rate mortgage assets remain static, which could result in a decline in our net interest spread and net interest margin. A 100 basis point increase in the average 30-day LIBOR would have increased our net interest margin on our loans held for investment by approximately $276 thousand and $858 thousand, respectively, during the three and nine months ended September 30, 2014. A decrease in the average 30-day LIBOR to zero would have increased our net interest margin on our loans held for investment by approximately $229 thousand and $684 thousand, respectively, during the three and nine months ended September 30, 2014.

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

Interest Rate Cap and Floor Risk

We primarily originate or acquire floating rate mortgage assets. These are assets in which the mortgages may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield change during any given period. However, our borrowing costs pursuant to our financing agreements sometimes are not subject to similar restrictions or have different floors and caps. As a result, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest rate yields on our floating rate mortgage assets could be limited if we do not implement effective caps. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. In addition, in a period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on certain of our borrowings could be fixed at a higher floor. These factors could lower our net interest income or cause a net loss during periods of decreasing interest rates, which would harm our financial condition, cash flows and results of operations.

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

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $1.8 million as of September 30, 2014 and December 31, 2013.

Prepayment Risk

Our net income and earnings may be affected by prepayment rates on our existing mortgage loans. When we originate our mortgage loans, we anticipate that we will generate an expected yield. When borrowers prepay their mortgage loans faster than we expect, we may be unable to replace these mortgage loans with new mortgage loans that will generate yields which are as high as the prepaid mortgage loans.  Additionally, principal repayment proceeds from mortgage loans in the CMBS and CLO are applied sequentially, first going to pay down the senior CMBS and CLO notes. We will not receive any proceeds from repayment of loans in the CMBS or CLO until all senior notes are repaid in full.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2014 are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. During the quarter ended September 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2014, we were not subject to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (1)
4.1*	Indenture dated as of December 19, 2012, between Ares Commercial Real Estate Corporation and U.S. Bank National Association, as Trustee. (2)
4.2*	Form of 7.000% Convertible Senior Note Due 2015 (included as part of Exhibit 4.1). (2)
10.1*

Credit Agreement, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto. (3)

10.2*

General Continuing Guaranty, dated as of July 30, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent. (3)

10.3*

Intercompany Subordination Agreement, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent. (3)

10.4*	Credit Support Fee Agreement, dated as of July 30, 2014, by and among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Lender LLC and Ares Management LLC. (3)
10.5*	Pledge Agreement, dated as of July 30, 2014, by and between Ares Commercial Real Estate Corporation and Ares Management LLC. (3)
10.6*

Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto. (3)

10.7*	Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer. (4)
10.8*	Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company. (4)
10.9*

Indenture dated as of August 15, 2014 among ACRE Commercial Mortgage 2014-FL2 Ltd, as issuer, ACRE Commercial Mortgage 2014-FL2 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent. (5)

10.10*

Mortgage Asset Purchase Agreement dated as of August 15, 2014 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2014-FL2 Ltd., as issuer, and agreed and acknowledged by Ares Commercial Real Estate Corporation. (5)

10.11	Second Amendment to Management Agreement dated November 7, 2014 by and between Ares Commercial Real Estate Corporation and Ares Commercial Real Estate Management LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Previously filed

(1)                                 Incorporated by reference to Exhibits 3.1 and 3.2, as applicable, to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

(2)                                 Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 19, 2012.

(3)                                 Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on July 31, 2014.

(4)                                 Incorporated by reference to Exhibit 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 18, 2014.

(5)                                 Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date: November 10, 2014	By	/s/ Todd S. Schuster
Todd S. Schuster
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer (Principal Financial and Accounting Officer)