Form 10-K
period 2014-12-31
Ares Commercial Real Estate Corp
filed 2015-03-05
CIK 1529377

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, based on the closing price on that date of $12.41 on the New York Stock Exchange, was approximately $316,194,874. As of March 2, 2015 there were 28,584,095 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

        Some of the statements contained in this annual report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation ("ACRE" and, together with its consolidated subsidiaries, the "Company," "we," "us" and "our"). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

  •
  our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended;

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

  •
  the impact of committed loans failing to close;

  •
  availability of qualified personnel;

  •
  estimates relating to our ability to make distributions to our stockholders in the future;

  •
  our understanding of our competition;

  •
  market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

  •
  the future of U.S. government-sponsored enterprises.

        We use words such as "anticipates," "believes," "expects," "intends," "will," "should," "may" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those expressed in the forward-looking statements for any reason, including the factors set forth under "Risk Factors" and elsewhere in this annual report on Form 10-K.

        We have based the forward-looking statements included in this annual report on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements.

PART I

Item 1.    Business

        The following description of the business of Ares Commercial Real Estate Corporation should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2014. We refer to Ares Commercial Real Estate Corporation ("ACRE") together with our subsidiaries as "we," "us," "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our "Manager" or "ACREM" and the parent company of our Manager, Ares Management L.P., together with its consolidated subsidiaries, as "Ares Management."

GENERAL

        We are a specialty finance company that is primarily focused on directly originating, managing and servicing a diversified portfolio of commercial real estate ("CRE") debt-related investments for our own account. Our target investments include senior loans, bridge loans, subordinated debt, preferred equity and other CRE investments. Through our Manager, a subsidiary of Ares Management, L.P. (NYSE: ARES), a publicly traded, leading global alternative asset manager, we have investment professionals strategically located across the United States and in Europe who directly source new loan opportunities for us with owners, operators and sponsors of CRE properties. This is our primary business segment, referred to as the principal lending business.

        We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital LLC ("ACRE Capital"), which we believe is complementary to our principal lending business. In this business segment, we directly originate long-term senior loans collateralized by multifamily and senior-living properties and sell them to third parties pursuant to programs overseen by government agencies and government-sponsored enterprises ("GSEs"). For operating and financial information about our segments, see Note 19 to our consolidated financial statements included in this annual report on Form 10-K.

        We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering (the "IPO") in May 2012. We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2012. We are externally managed by our Manager pursuant to the terms of a management agreement.

Our Investment Strategy

Principal Lending Business

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

Mortgage Banking Business

        On August 30, 2013, we commenced our complementary mortgage banking business through the acquisition of ACRE Capital. We operate our mortgage banking business under a combination of programs, including the Federal National Mortgage Association ("Fannie Mae"), the Federal Home

Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, "HUD"). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS") lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing ("MAP") and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. In our mortgage banking business, we utilize such platforms to originate and service multifamily residential, senior housing and healthcare facilities mortgage loans (our "mortgage banking target investments"). While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as mortgage servicing rights ("MSRs") and receive fees for providing such services during the life of the loans which generally last ten years or more.

Direct Origination

        We generally source new investments through our national direct origination platform consisting of over 13 offices across the United States as of December 31, 2014. We also seek to make investments in Europe through Ares Management, which has offices in major cities across Europe.

Opportunistic Strategy

        In pursuing investment opportunities with attractive risk-reward profiles, our Manager incorporates our views of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting. Our Manager's underwriting standards center on the creditworthiness of the borrower and the underlying sponsor of a given asset, with particular focus on an asset's business plan, competitive positioning within the market, existing capital structure and potential exit opportunities. All investment decisions are made so that we maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended, or the "1940 Act".

        In addition, as part of our investment strategy, we may from time to time engage in discussions with counterparties with respect to various potential strategic transactions, including potential investments in, and acquisitions of, other real estate or finance companies or loan portfolios. In connection with evaluating potential strategic transactions, we may incur significant expenses for the evaluation and due diligence investigation and negotiation of any potential transaction.

        Our investment strategy may be amended from time to time without the approval of our stockholders, if recommended by our Manager and approved by our board of directors. We expect to disclose any material changes to our investment strategy in the periodic quarterly and annual reports that we file with the SEC.

Our Target Assets

        Our target investments in the principal lending business include transitional senior mortgage loans, stretch senior mortgage loans, bridge loans, subordinated debt, preferred equity and other CRE investment opportunities (our "principal lending target investments" and, together with our mortgage banking target investments, our "target investments"). In the case of bridge loans, with respect to multifamily properties, we may seek to provide interim-financing to borrowers prior to or while they are pursuing long-term, permanent financing through our mortgage banking business under various GSE and HUD programs.

Investment Portfolio

        For information about our investment portfolio, see "Management's Discussion And Analysis Of Financial Condition And Results Of Operations—Investment Portfolio" and Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

Commercial Real Estate Loans

  •
  Senior Commercial Mortgage Loans:  These mortgage loans are typically secured by first liens on commercial properties, including the following property types: office, retail, multifamily/manufactured housing, industrial/warehouse and hospitality. In some cases, first lien mortgages may be divided into an A-Note and a B-Note. The A-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties that is senior to a B-Note secured by the same first mortgage property or group.

  •
  Subordinated Debt:  These loans may include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. As noted above, a B-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties and is subordinated to an A-Note secured by the same first mortgage property or group. The subordination of a B-Note or junior participation typically is evidenced by participations or intercreditor agreements with other holders of interests in the note. B-Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-Note.

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

  •
  Preferred Equity:  Similar to mezzanine loans, real estate preferred equity investments are subordinate to first mortgage loans and are not collateralized by the property underlying the investment. As a holder of preferred equity, we seek to enhance our position with covenants that limit the activities of the entity in which we have an interest and protect our equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur on our investment.

Other CRE Investments

        To a lesser extent, we invest in other loans and securities, subject to maintaining our qualification as a REIT, including but not limited to loans to real estate or hospitality companies, debtor-in-possession loans and selected other income producing equity investments, such as triple net lease equity.

Ares Commercial Real Estate Management LLC and Ares Management L.P.

        We are externally managed by our Manager pursuant to the terms of a management agreement dated April 25, 2012, as amended, between us and our Manager (the "Management Agreement").

        Our Manager is a subsidiary of Ares Management, a publicly traded, leading global alternative asset manager with approximately $86 billion of assets under management ("AUM")(1) as of December 31, 2014. As of December 31, 2014, Ares Management had over 750 employees in over 15 principal and originating offices across the United States, Europe and Asia. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk adjusted investment returns throughout market cycles. Ares Management believes each of its four distinct but complementary investment groups in Tradable Credit, Direct Lending, Private Equity and Real Estate is a market leader based on AUM and investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of the greater whole.

        Our Manager is responsible for administering our business activities and day-to-day operations and providing us our executive management team, principal investment team and appropriate support personnel. Pursuant to the Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee and expense reimbursements. In addition, in certain circumstances, our Manager will be entitled to receive a termination fee if the Management Agreement is terminated. Our Manager may also receive grants of equity-based awards pursuant to our equity incentive plan that was adopted on April 23, 2012, or the "2012 Equity Incentive Plan". For more information on the terms of the Management Agreement, see Note 15 to our consolidated financial statements included in this annual report on Form 10-K.

(1)
Ares Management is the parent to several registered investment advisers, including Ares Commercial Real Estate Management. AUM refers to the assets of the funds, alternative asset companies and other entities and accounts that are managed or co-managed by Ares. For Ares funds other than collateralized loan obligations ("CLOs"), AUM represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). For Ares funds that are CLOs, AUM represents subordinated notes (equity) plus all drawn and undrawn debt tranches. AUM amounts are as of December 31, 2014 and pro forma for Ares' acquisition of Energy Investors Funds ("EIF"), which closed on January 1, 2015.

        The following chart shows the structure and various investment strategies of Ares Management as of December 31, 2014:

(1)
Ares Management is the parent to several registered investment advisers, including Ares Commercial Real Estate Management. AUM refers to the assets of the funds, alternative asset companies and other entities and accounts that are managed or co-managed by Ares. For Ares funds other than CLOs, AUM represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). For Ares funds that are CLOs, AUM represents subordinated notes (equity) plus all drawn and undrawn debt tranches. AUM amounts are as of December 31, 2014 and pro forma for Ares' acquisition of EIF, which closed on January 1, 2015.

(2)
Includes approximately $4 billion of AUM as of December 31, 2014 from the acquisition of EIF on January 1, 2015.

MARKET OPPORTUNITY

        We believe market conditions continue to be favorable for disciplined and scaled direct lending with broad and flexible product offerings. We have recently witnessed the emergence of new debt providers and legacy debt providers expanding their risk tolerances for transitional lending opportunities. This expanded tolerance has resulted in increased competition for our target assets and, together with the low interest rate environment, has increased refinancing activity which we believe has led to higher prepayment rates on our mortgage loans. Additionally, we believe increased commercial real estate transaction volumes will allow our Manager to remain selective in its origination of assets for us. In addition, we estimate that over the next three years a large amount of debt maturing in the real estate market will increase borrower demand.

        As one of only 15 lenders approved as both a Fannie Mae DUS and Freddie Mac Program Plus® Seller/Servicer as of December 31, 2014, we believe our mortgage banking segment, ACRE Capital, possesses distinct competitive advantages in providing governmentally supported financing products to borrowers. Furthermore, given license requirements for the mortgage banking business, we believe that there are high barriers to entry to this market where government agencies and GSEs represent the largest current source of financing for multifamily borrowers. Since we operate both as a principal lender and a mortgage banker, we can offer a wider array of financing solutions to our customers. We also have the flexibility to provide a combination of solutions to our customers, including instances where our principal lending business provides a short-term, bridge loan to an owner of multifamily properties while our mortgage banking business seeks long-term permanent financing for the same customer. This provides us with the opportunity to offer our customer an efficient "one stop" financial product and at the same time earn revenues at multiple times in the relationship with the customer. First, we can earn fees, interest and interest-related income while holding the short term bridge loan. Second, we can earn interest and interest related income, origination fees and sale premiums when we provide permanent financing and sell the loans under government and GSE programs. Third, we can earn servicing fees from MSRs that we retain on the permanent loans. We expect these products will drive referral and revenue opportunities across ACRE and lead to expanded growth. We believe that this flexible approach, coupled with Ares Management's market visibility and sourcing capabilities, enables us to identify attractive investment opportunities throughout economic cycles and across a borrower's capital structure.

OUR FINANCING STRATEGY

        We intend to use prudent amounts of leverage to fund the origination or acquisition of our target investments. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse, repurchase facilities and structuring of senior and mezzanine loans and (d) public or private offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us.

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

Financing Facilities

        We borrow funds under the ASAP Line of Credit and the BAML Line of Credit (the "Warehouse Lines of Credit"), and the Wells Fargo Facility, the December 2014 Citibank Facility, the Capital One Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined in Note 6 to the consolidated financial statements included in this annual report on Form 10-K and collectively, the "Secured Funding Agreements"). We refer to the Warehouse Lines of Credit and the Secured Funding Agreements as the "Financing Facilities." As of December 31, 2014, our outstanding balance under the Financing Facilities was $746 million. While the borrowers under the Financing Facilities generally are our subsidiaries, all such facilities (excluding the Warehouse Lines of Credit) are guaranteed by ACRE. Generally, we seek to partially offset interest rate risk by matching the interest index of loans held for investment with the Financing Facility used to fund them.

        Additionally, we have $69 million of outstanding aggregate principal amount of 2015 Convertible Notes and approximately $528 million aggregate principal amount of indebtedness outstanding under two securitizations as of December 31, 2014.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2014.

TAXATION

        We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes under the Code, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT.

        In connection with the acquisition of ACRE Capital in August 2013, we contributed the common units of ACRE Capital to ACRE Capital Holdings LLC ("TRS Holdings"), a wholly owned subsidiary of ours. We formed a wholly owned subsidiary in December 2013, ACRC Lender W TRS LLC ("ACRC W TRS") and in March 2014, ACRC Lender U TRS LLC ("ACRC U TRS") in order to issue and hold certain loans intended for sale. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary ("TRS") elections were made with respect to TRS Holdings, ACRC W TRS and ACRC U TRS. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, we also may be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm's-length basis.

COMPETITION

        Our net income depends, in part, on our ability to originate or acquire assets at favorable spreads over our borrowing costs. In our principal lending business, we compete with other public or private REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, fund managers and other entities. In addition, there are numerous REITs with similar asset origination and acquisition objectives and others may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In our mortgage banking business, we compete with commercial banks, commercial real estate service providers and insurance companies. In addition, future changes in laws, regulations and GSE and HUD program requirements could lead to the entry of more competitors. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting Our Operating Results—Market Conditions" included in this annual report on Form 10-K.

        In the face of this competition, we have access to our Manager's and Ares Management's professionals, the ACRE Capital team and their collective industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see "Risk Factors—Risks Related to Our Investments—We operate in a competitive market for investment opportunities and loan originations and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities" included in this annual report on Form 10-K.

STAFFING

        We are externally managed by our Manager pursuant to the Management Agreement. Our executive officers also serve as officers of our Manager. Although ACRE does not have any employees, ACRE Capital employs over 100 employees. For more information on the terms of the Management Agreement, see Note 15 to our consolidated financial statements included in this annual report on Form 10-K.

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

        We rely on the resources of our Manager to manage our day-to-day operations (other than the operations of ACRE Capital, which has employees that provide certain services in connection with our mortgage banking business). Other than the ACRE Capital employees, ACRE does not employ any personnel. We rely completely on our Manager to provide us with investment advisory services.

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

        In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's officers and key personnel. The initial term of our Management Agreement with our Manager expires on May 1, 2015, and will be automatically renewed for one-year terms thereafter. Furthermore, our Manager may decline to renew the Management Agreement with 180 days' written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

        We also depend on access to, and the diligence, skill and network of business contacts of the investment professionals of other groups within Ares Management and the information and deal flow generated by Ares Management's investment professionals in the course of their investment and portfolio management activities. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares Management, could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will continue to have access to Ares Management's investment professionals or its information and deal flow.

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

        We are subject to conflicts of interest arising out of our relationship with our Manager and Ares Management. In the future, we may enter into additional transactions with Ares Management or its affiliates. In particular, we may invest in, acquire, sell assets to or provide financing to investment vehicles managed by Ares Management or its affiliates and their portfolio companies or co-invest with, purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their portfolio companies. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm's-length transaction.

        Our Manager and Ares Management have agreed that for so long as our Manager is managing us, neither Ares Management nor any of its affiliates will sponsor or manage any other U.S. publicly traded REIT that invests primarily in the same asset classes as us. Ares Management and its affiliates may sponsor or manage another U.S. publicly traded REIT that invests generally in real estate assets but not primarily in our target investments. However, affiliates of our Manager manage other investment vehicles whose core investment strategies focus on one or more of our target asset classes. To the extent such existing vehicles or other Ares Management vehicles that may be organized in the future seek to acquire the same target assets as our Company, subject to Ares Management's allocation policy described below, the scope of opportunities otherwise available to us may be adversely affected and/or reduced.

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

        The initial term of our Management Agreement with our Manager expires on May 1, 2015. Thereafter, the Management Agreement automatically renews for one year terms unless terminated upon 180 days' written notice prior to the expiration of the then current term in accordance with its terms. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

Terminating the Management Agreement for unsatisfactory performance of the Manager or electing not to renew the Management Agreement may be difficult and terminating the agreement in certain circumstances requires payment of a substantial termination fee.

        Termination of the Management Agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager's performance and the management fees annually and, upon 180 days' written notice prior to the expiration of any renewal term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) our Manager's unsatisfactory performance that is materially detrimental to us; or (b) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Additionally, upon any such termination, the Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our Manager during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the cost to us of terminating the Management Agreement and adversely affects our ability to terminate our Manager without cause.

        During the initial three-year term of the Management Agreement, we may not terminate the Management Agreement except for cause.

The incentive fee payable to our Manager under the Management Agreement may cause our Manager to select investments in riskier assets to increase its incentive compensation.

        Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. "Core Earnings" is defined in our Management Agreement as generally accepted accounting principles ("GAAP") net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For purposes of calculating the incentive fee prior to the completion of a 12-month, Core Earnings is calculated on the basis of the number of days that our Management Agreement has been in effect on an annualized basis. No incentive fees were earned for the years ended December 31, 2014, 2013 and 2012. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

        We have entered into a license agreement with Ares Management pursuant to which it has granted us a non-exclusive, royalty-free license to use the name "Ares." Under this agreement, we have a right to use this name for so long as Ares Commercial Real Estate Management LLC serves as our Manager pursuant to the Management Agreement. Ares Management retains the right to continue using the "Ares" name. We cannot preclude Ares Management from licensing or transferring the ownership of the "Ares" name to third parties, some of whom may compete with us. Consequently, we would be unable to prevent any damage to goodwill that may occur as a result of the activities of Ares Management or others. Furthermore, in the event that the license agreement is terminated, we will be required to change our name and cease using the name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business. The license agreement may be terminated by either party without penalty upon 180 days written notice to the other prior to the expiration of the initial three-year term or any renewal term.

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

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

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

        Due to federal budget deficit concerns, S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's and Fitch had warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government's credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

        In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

        In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve's bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government's credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in January 2015, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve's objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

        Our business is highly dependent on communications and information systems of Ares Management. Any failure or interruption of Ares Management's systems could cause delays or other problems in our business, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

        A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third-party service providers. Ares Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

If we fail to comply with laws, regulations and market standards regarding the privacy, use and security of customer information, we may be subject to legal and regulatory actions and our reputation would be harmed, which would materially adversely affect us.

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

        We borrow funds under the Financing Facilities. As of December 31, 2014, we had approximately $746.0 million of outstanding borrowings under the Financing Facilities. Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Our Financing Facilities impose, and any additional lending facilities will impose, restrictive covenants.

        We borrow funds under the Financing Facilities. The documents that govern the Financing Facilities contain, and any additional lending facilities would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, such loan documents contain negative covenants that limit, among other things, our ability to repurchase our common stock, distribute more than a certain amount of our net income or funds from operations to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement with our Manager in a material respect). Certain of the restrictive covenants that apply to the Financing Facilities are further described in Note 6 to our consolidated financial statements included in this annual report on Form 10-K. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, these restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

        We are affected by the fiscal and monetary policies of the U.S. government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve's policies affect interest rates, which have a significant impact on the demand for CRE loans. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us. Our primary interest rate exposures will relate to the yield on our investments and the financing cost of our debt. Changes in interest rates will affect our net interest margin, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. In addition, the fair value of ACRE Capital's MSRs are subject to changes in interest rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital's MSRs outstanding as of December 31, 2014 by approximately $1.8 million. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates.

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

The Financing Facilities and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets, may require us to provide additional collateral or pay down debt.

        We borrow funds under the Financing Facilities. We anticipate that we will also utilize additional bank credit facilities or repurchase agreements (including term loans and revolving facilities) to finance our assets if they become available on acceptable terms. Such financing arrangements would involve the risk that the value of the loans or securities pledged or sold by us to the provider of the bank credit facility or repurchase agreement counterparty may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. With respect to certain facilities, subject to certain conditions, our lenders retain the sole discretion over the market value of loans or securities that serve as collateral for the borrowings under such facilities for purposes of determining whether we are required to pay margin to such lenders. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities and repurchase agreement financing may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

        We borrow funds under various financing arrangements and our business requires a significant amount of funding capacity on an interim basis. Subject to market conditions and availability, we may incur significant additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth.

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

        We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments. A prolonged decline in the price of our shares of common stock compared to book value could negatively affect our access to these markets. We have elected and qualified for taxation as a REIT. Among other things, in order to maintain our REIT status, we are generally required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income, and, as a result, such distributions will not be available to fund investment originations. We must continue to borrow from financial institutions and issue additional securities to fund the growth of our investments and to ensure that we can meet ongoing maturities of our outstanding debt, including our 2015 Convertible Notes. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. In addition, weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any such financing (including any replacement financing for our current financing arrangements) on favorable terms or at all.

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

        The pools of commercial loans that we may originate, securitize or acquire as asset-backed securities and for which we act as special servicer are structures commonly referred to as securitizations. As a result of the dislocation of the credit markets, and in anticipation of more extensive regulation, including regulations promulgated pursuant to the Dodd-Frank Act, the securitization industry has crafted and continues to craft changes to securitization practices, including changes to representations and warranties in securitization transaction documents, new underwriting guidelines and disclosure guidelines. Pursuant to the Dodd-Frank Act, various federal agencies, including the SEC (collectively, "the agencies") have promulgated regulations with respect to issues that affect securitizations. In August 2014, the SEC adopted amendments to Regulation AB and other rules that impose significant additional disclosure, review and reporting requirements on issuers in connection with registered offerings of asset-backed securities. These rules will take effect over the next year or more. The SEC has indicated that similar disclosure requirements for private offerings of asset-backed securities remain under consideration. In October 2014, the agencies adopted rules that require securitizers in both public and private securitization transactions to retain not less than 5% of the risk associated with the securities, subject to certain exceptions. Compliance with the rules with respect to commercial mortgage-backed securities and other asset-backed securities is required beginning in late 2016. These regulations, and other proposed regulations affecting securitization, could alter the structure of securitizations in the future, pose additional risks to our participation in future securitizations or reduce or eliminate the economic incentives for participating in future securitizations, increase the costs associated with our origination, securitization or acquisition activities, or otherwise increase the risks or costs of our doing business. In addition, the GSEs and other investors could change underwriting criteria as a result of such regulations, which could affect the volume and value of loans that ACRE Capital originates.

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

Hedging against interest rate or currency exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

        Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates or currencies. This hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

Changes to derivatives regulation imposed by the Dodd-Frank Act could increase our costs of entering into derivative transactions, which could adversely impact our results of operations, financial condition and business.

        Through its comprehensive new regulatory regime for derivatives, the Dodd-Frank Act currently imposes, or will impose, mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants, such as "swap dealers," "security-based swap dealers," "major swap participants," and "major security-based swap participants" that are and will be subject to significant new capital, margin, registration, trading, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. Certain of these requirements remain to be clarified through rulemaking or interpretations by the U.S. Commodity Futures Trading Commission, or the "CFTC," the SEC, the Federal Reserve and other regulators in a regulatory implementation process that may take over the next year or more (and, in some cases, substantially more time than that) to complete.

        Nonetheless, based on information available as of the date of this annual report, a possible effect of the Dodd-Frank Act may be to increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and capital charges, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions sold by market participants to whom such requirements apply. Administrative costs, due to new requirements such as registration, recordkeeping, reporting and compliance, even if not directly applicable to us, may also be reflected in higher pricing of derivatives. New exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives.

        In addition, it is possible that we may be determined by a governmental authority to be a swap dealer, major swap participant, security-based swap dealer, major security-based swap participant or otherwise become subject to new entity or transaction level regulation as a result of the Dodd-Frank Act. This additional regulation could lead to significant new costs which could materially adversely affect our business.

We may fail to qualify for hedge accounting treatment.

        We intend to record derivative and hedging transactions in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") ASC 815, Derivatives and Hedging ("ASC 815"). Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the FASB ASC 815 definition of a derivative (such as short sales), we fail to satisfy FASB ASC 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

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

        We do not currently invest in any instruments that meet the definition of "swap" under the new rules, and we do not currently expect to engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. However, we may use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes, currency fluctuations and market volatility. These hedging instruments could include interest rate swaps, interest rate futures and options on interest rate futures, each of which is considered a "swap" under CFTC rules. We have submitted a claim for relief from any registration requirements pursuant to a no-action letter issued by the CFTC for mortgage REITs. In order to qualify for relief from registration, we are restricted to using swaps within certain specific parameters, including a limitation that our annual income derived from commodity interest trading be less than 5% of our gross annual income and that the initial margin and premiums required to establish commodity interest positions be no more than 5% of the fair market value of our total assets. If we fail to comply with the applicable restrictions, our directors may be compelled to register as CPOs, or we may be required to seek other hedging instruments or techniques at increased cost to us, or that may not be as effective as the use of swaps.

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

        Until appropriate investments can be identified, our Manager may invest our available capital in interest-bearing short-term investments, including money market accounts or funds, commercial mortgage backed securities, or "CMBS," or corporate bonds, which are consistent with our intention to qualify as a REIT. These investments are expected to provide a lower net return than we seek to achieve from investments in our target investments. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that our Manager's due diligence processes will uncover all relevant facts or that any investment will be successful.

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

        The illiquidity of our target investments may make it difficult for us to sell such investments if the need or desire arises. Certain target investments such as B-Notes, transitional and mezzanine loans, preferred equity and other investments are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower's default. In addition, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our portfolio is concentrated in a limited number of loans, which subjects us to a risk of significant loss if any of these loans default.

        As of December 31, 2014 and 2013, we were invested in 46 and 33 (and one additional loan held for sale) loans, respectively, in our principal lending business. The number of loans we are invested in may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

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

Investments in non-investment grade rated commercial real estate loans or securities involve increased risk of loss.

        Many of our investments will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers' credit history, the underlying properties' cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

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

Investments in preferred equity involve a greater risk of loss than traditional debt financing.

        We invest in and may continue to invest in real estate preferred equity, which involves a higher degree of risk than first mortgage loans due to a variety of factors, including the risk that, similar to mezzanine loans, such investments are subordinate to first mortgage loans and are not collateralized by property underlying the investment. Unlike mezzanine loans, preferred equity investments generally do not have a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Although as a holder of preferred equity we may enhance our position with covenants that limit the activities of the entity in which we hold an interest and protect our equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur on our investment, we would only be able to proceed against the entity in which we hold an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

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

        Some of our portfolio investments may be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Currently, the financial instruments recorded at fair value on a recurring basis in the Company's consolidated financial statements are MSRs, loan commitments and forward sale commitments. The Company has not elected the fair value option for the remaining financial instruments, including loans held for investment, Secured Funding Agreements, Warehouse Lines of Credit, convertible notes and securitization debt. Such financial instruments are carried at cost. For loans held for investment that are evaluated for impairment at least quarterly, we estimate the fair value of the instrument, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

        We invest in and may continue to invest in construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

Our investments may be concentrated and could be subject to risk of default.

        We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our investment portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

RISKS RELATED TO OUR MORTGAGE BANKING BUSINESS

The loss of or changes to ACRE Capital's relationships with Fannie Mae, Freddie Mac and HUD and institutional investors would adversely affect its ability to originate CRE loans through Fannie Mae, Freddie Mac and HUD programs, which would materially adversely affect us.

        Currently, ACRE Capital originates and services its loans for sale through Fannie Mae, Freddie Mac or HUD programs. ACRE Capital is approved as a Fannie Mae DUS lender, Freddie Mac Program Plus® Seller/Servicer, Ginnie Mae issuer and FHA (including MAP and LEAN) lender. ACRE Capital's status as an approved Freddie Mac Program Plus® Seller/Servicer and issuer under these programs affords ACRE Capital a number of advantages and may be terminated by the applicable agency at any time. The loss of such status would, or changes in ACRE Capital's relationships could, prevent ACRE Capital from being able to originate and service CRE loans for sale through Fannie Mae, Freddie Mac or HUD, which would materially adversely affect us. It could also result in ACRE Capital's loss of similar approvals from other agencies.

ACRE Capital may not be able to hire and retain qualified loan originators, and if it is unable to do so, its ability to implement its business and growth strategies could be limited.

        ACRE Capital depends on its loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which ACRE Capital believes leads to repeat and referral business. Accordingly, ACRE Capital must be able to attract, motivate and retain skilled loan originators. As of December 31, 2014, ACRE Capital employed approximately 15 loan originators throughout its 9 offices. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. ACRE Capital cannot guarantee that it will be able to attract or retain qualified loan originators. If it cannot attract, motivate or retain a sufficient number of skilled loan originators, or even if it can motivate or retain them but at higher costs, we could be materially adversely affected.

ACRE Capital is subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially adversely affect our results of operations and liquidity.

        Under the Fannie Mae DUS program, ACRE Capital originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, ACRE Capital must maintain minimum collateral and is generally required to share the risk of loss on loans sold through Fannie Mae. Under the pari passu risk-sharing formula, ACRE Capital is required to share the loss with Fannie Mae, with its maximum loss capped at one-third of the original principal balance of a loan. ACRE Capital's risk-sharing obligations have been modified and reduced on some Fannie Mae DUS loans. In addition, Fannie Mae can significantly increase ACRE Capital's risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae or if Fannie Mae determines that there was fraud, material misrepresentation or gross negligence by ACRE Capital in its underwriting, closing, delivery or servicing of the loan. As of December 31, 2014, ACRE Capital had pledged securities and cash of $14.4 million as collateral against future losses on $3.2 billion of loans outstanding that are subject to risk-sharing obligations, of which $1.1 billion represents ACRE Capital's "at risk balance."

        ACRE Capital's DUS lender contract with Fannie Mae gives Fannie Mae the ability to increase the amounts required to be held in reserve as operational liquidity or restricted reserves for a number of reasons in order to protect its interests. In this regard, Fannie Mae had previously required ACRE Capital to bolster its operational and restricted liquidity positions by increasing its total acceptable operational liquidity by $6.0 million and also increasing its restricted reserve liquidity by $2.5 million. In August of 2012, Fannie Mae agreed to allow ACRE Capital to use the $6.0 million of additional operational liquidity to make advances on defaulted Fannie Mae loans and/or to meet future loss sharing obligations on Fannie Mae loans. Upon the consummation of our acquisition of ACRE Capital, Fannie Mae agreed to lift the requirement that ACRE Capital maintain the additional restricted reserve of $2.5 million and the $6.0 million of additional operational liquidity. If Fannie Mae deems it necessary and appropriate, it may raise these collateral requirements again in the future, which would limit ACRE Capital's ability to utilize those funds. As of December 31, 2014, ACRE Capital's allowance for risk-sharing as a percentage of the at-risk balance was 1.07%, or $12.3 million, and reflects ACRE Capital's current estimate of its future payouts under its risk-sharing obligations. We cannot assure you that ACRE Capital's estimate will be sufficient to cover future write offs.

        While ACRE Capital originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to its own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. In addition, recent periods of financial uncertainty have coincided with declines in commercial real estate values, in some cases to levels below the current outstanding principal balance of the loan. Also, underwriting standards, including loan-to-value ratios, have become stricter. These factors create a risk that some older loans may not be able to be refinanced at maturity and thus may experience maturity defaults. Other factors may also affect a borrower's decision to default on a loan, such as property cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2014, there were no assets in ACRE Capital's 60+ days delinquency rate segment. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure by ACRE Capital to pay its share of losses under the Fannie Mae DUS program could result in the revocation of its license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

If ACRE Capital fails to act proactively with delinquent borrowers in an effort to avoid a default, its number of delinquent loans could increase, which could have a material adverse effect on us.

        As a loan servicer, ACRE Capital maintains the primary contact with the borrower throughout the life of the loan and is responsible, pursuant to its servicing agreements with Fannie Mae, Freddie Mac, HUD and institutional investors, for asset management. ACRE Capital is also responsible, together with Fannie Mae, Freddie Mac, HUD and institutional investors, for taking actions to mitigate losses. We believe that ACRE Capital has developed an extensive asset management process for tracking each loan that it services. However, ACRE Capital may be unsuccessful in identifying loans that are in danger of underperforming or defaulting or in taking appropriate action once those loans are identified. While ACRE Capital can recommend a loss mitigation strategy for Fannie Mae, Freddie Mac and HUD, decisions regarding loss mitigation are within the control of Fannie Mae, Freddie Mac and HUD. Recent turmoil in the real estate, credit and capital markets have made this process even more difficult and unpredictable. When loans become delinquent, ACRE Capital incurs additional expenses in servicing and asset managing the loan, it is typically required to advance principal and interest payments and tax and insurance escrow amounts, it could be subject to a loss of its contractual servicing fee and it could suffer losses of up to 33.33% (or more for loans that do not meet specific underwriting criteria or default within 12 months of their sale to Fannie Mae) of the original principal balance of a Fannie Mae DUS loan with Level I pari passu risk-sharing, as well as potential losses on Fannie Mae DUS loans with modified risk-sharing. These items could have a negative impact on its cash flows and a negative effect on the net carrying value of the MSRs on its balance sheet and could result in a charge to its earnings. As a result of the foregoing, a continuing rise in ACRE Capital's delinquencies could have a material adverse effect on us.

A reduction in the prices paid for ACRE Capital's loans and services or an increase in loan or security interest rates by investors could materially adversely affect our results of operations and liquidity.

        Our results of operations and liquidity could be materially adversely affected if Fannie Mae, Freddie Mac, HUD and institutional investors lower the price they are willing to pay to ACRE Capital for ACRE Capital's loans or services or adversely change the material terms of their loan purchases or service arrangements with ACRE Capital. A number of factors determine the price ACRE Capital receives for its loans. With respect to Fannie Mae-related originations, ACRE Capital's loans are generally sold as Fannie Mae-insured securities to third-party investors. With respect to HUD-related originations, ACRE Capital's loans are generally sold as Ginnie Mae securities to third-party investors. In both cases, the price paid to ACRE Capital reflects, in part, the competitive market bidding process for these securities.

        ACRE Capital sells loans directly to Freddie Mac. Freddie Mac may choose to hold, sell or later securitize such loans. ACRE Capital believes terms set by Freddie Mac are influenced by similar market factors as those that impact the price of Fannie Mae-insured or Ginnie Mae securities, although the pricing process differs.

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

        Servicing fees for loans placed with institutional investors are negotiated with each institutional investor pursuant to agreements that ACRE Capital has with them. In addition, ACRE Capital may service loans on behalf of ACRE and third party accounts pursuant to agreements that are entered into by ACRE Capital. These fees for new loans may vary over time and may be materially adversely affected by a number of factors, including competitors that may be willing to provide similar services at better rates.

Over the past few years, ACRE Capital has originated multifamily real estate loans that are eligible for sale through Fannie Mae programs. In 2013, ACRE Capital was approved to originate loans that are eligible to be insured by FHA and securitized through Ginnie Mae. In 2014, ACRE Capital was approved and granted a license by Freddie Mac as a Program Plus® Seller/Servicer for multifamily loans. This focus may expose ACRE Capital to greater risk if the CMBS market continues its recovery or alternative sources of liquidity become more readily available to the commercial real estate finance market.

        ACRE Capital originates multifamily real estate loans that are eligible for sale through Fannie Mae and Freddie Mac programs or are eligible to be insured by FHA and securitized through Ginnie Mae. Over the past few years, the number of multifamily loans financed by Fannie Mae, Freddie Mac and HUD programs has represented a significantly greater percentage of overall multifamily loan origination volume than in prior years. ACRE Capital believes that this increase is the result, in part, of market dislocation and illiquidity in the secondary markets for non-GSE or HUD loans. The CMBS market continues to show signs of a recovery over the past few years, growing in each of 2012, 2013 and 2014. To the extent the CMBS market continues its recovery or liquidity in the commercial real estate finance market significantly increases, there may be less demand for loans that are eligible for sale through Fannie Mae or Freddie Mac programs or eligible to be insured by FHA and securitized through Ginnie Mae, and ACRE Capital's loan origination volume may be adversely impacted, which could materially adversely affect us.

A significant portion of ACRE Capital's revenue is derived from loan servicing fees, and declines in or terminations of servicing engagements or breaches of servicing agreements, including as a result of non-performance by third parties that ACRE Capital engages for back-office loan servicing functions and loan origination, could have a material adverse effect on us.

        We expect that loan servicing fees will continue to constitute a significant portion of ACRE Capital's revenues for the foreseeable future. Nearly all of these fees are derived from loans that ACRE Capital originates and sells through Fannie Mae, Freddie Mac or HUD programs or places with institutional investors. A decline in the number or value of loans that ACRE Capital originates for these investors or terminations of its servicing engagements will decrease these fees. HUD has the right to terminate ACRE Capital's current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate ACRE Capital's servicing arrangement without cause. ACRE Capital is also subject to losses that may arise as a result of servicing errors, such as errors in the timeliness or accuracy of reporting, a failure to maintain insurance, pay taxes or provide notices. In addition, ACRE Capital contracts with a third party to perform certain routine back-office aspects of loan servicing. If ACRE Capital or this third party fails to perform, or ACRE Capital breaches or the third-party causes ACRE Capital to breach its servicing obligations to Fannie Mae, Freddie Mac or HUD, ACRE Capital's servicing engagements may be terminated. Declines or terminations of servicing engagements or breaches of such obligations could materially adversely affect us.

Mortgage loan servicing is an increasingly regulated business.

        The mortgage loan servicing activities of ACRE Capital are subject to a still evolving set of regulations, including regulations being promulgated under the Dodd-Frank Act. In addition, various governmental authorities have recently increased their investigative focus on the activities of mortgage loan servicers. As a result, we may have to spend additional resources and devote additional management time to address any regulatory concerns, which may reduce the resources available to grow our business. In addition, if ACRE Capital fails its servicing activities in compliance with existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.

ACRE Capital is subject to the risk of loans failing to close after entering into a commitment agreement to make a loan with a borrower.

        We recognize certain income and expense items when ACRE Capital enters into a commitment agreement to make a loan with a borrower. Loans could fail to close after a commitment due to the borrower choosing not to close the loan or a failure of performance by either the borrower or by ACRE Capital. Any failure to close a significant loan commitment could have a material adverse effect on our business, financial condition or results of operations.

ACRE Capital is subject to the risk of failed loan deliveries.

        ACRE Capital bears the risk that the investor will choose not to purchase the loan ("failed loan delivery"), including because a catastrophic change in the condition of a property occurs after ACRE Capital funds the loan and prior to the investor purchase date. ACRE Capital also has the risk that serious errors in loan documentation may prevent timely delivery of the loan prior to the investor purchase date. A failure to deliver a loan could be a default under the warehouse line used to finance the loan. There can be no assurance that ACRE Capital will not experience failed loan deliveries or that any losses in connection therewith will not be material or will be mitigated through property insurance or payment protections, if applicable. Any significant failed loan deliveries could have a material adverse effect on our business, financial condition or results of operations.

ACRE Capital may be required to repurchase a loan or to indemnify the investor if it breaches a representation or warranty made by it in connection with the sale of the loan through Fannie Mae, Freddie Mac or HUD/Ginnie Mae programs, any of which could have a material adverse effect on ACRE Capital.

        ACRE Capital must make certain representations, warranties and certifications concerning each loan originated by it for Fannie Mae, Freddie Mac or HUD/Ginnie Mae programs. The representations and warranties relate to ACRE Capital's practices in the origination and servicing of the loans and the accuracy of the information being provided by it. For example, ACRE Capital is generally required to provide the following representations and warranties, among others: it is authorized to do business and to sell or assign the loan; the loan conforms to the requirements of Fannie Mae, Freddie Mac, HUD and certain laws and regulations; the underlying mortgage represents a valid lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; and it does not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value. ACRE Capital is permitted to satisfy certain of these representations and warranties by furnishing a title insurance policy.

        In the event of a breach of any representation or warranty, investors could, among other things, increase the level of risk-sharing on the Fannie Mae DUS loan or require ACRE Capital to repurchase the full amount of the loan and seek indemnification for losses from ACRE Capital. ACRE Capital's obligation to repurchase the loan is independent of its risk-sharing obligations. Fannie Mae, Freddie Mac or HUD could require ACRE Capital to repurchase the loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on ACRE Capital's actions or on third-party reports, such as title reports and environmental reports, ACRE Capital may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if ACRE Capital receives representations and warranties from third parties and has a claim against them in the event of a breach, its ability to recover on any such claim may be limited. ACRE Capital's ability to recover against a borrower that breaches its representations and warranties to it may be similarly limited. ACRE Capital's ability to recover on a claim against any party would also be dependent, in part, upon the financial condition and liquidity of such party. Although we believe that ACRE Capital has capable personnel at all levels, uses qualified third parties and has established controls to ensure that all loans are originated pursuant to requirements established by Fannie Mae, Freddie Mac and HUD, in addition to its own internal requirements, there can be no assurance that ACRE Capital, its employees or third parties will not make mistakes. Any significant repurchase or indemnification obligations imposed on ACRE Capital could have a material adverse effect on us.

ACRE Capital expects to offer additional new loan products to meet evolving borrower demand, including new types of loans. Because it is not as experienced with such loan products, it may not be successful or profitable in offering such products.

        In August 2014, ACRE Capital was approved and granted a license by Freddie Mac as a Program Plus® Seller/Servicer for multifamily loans. In the future, ACRE Capital expects to offer additional new loan products to meet evolving borrower demands. ACRE Capital may initiate new loan product and service offerings or acquire them through acquisitions of operating businesses. Because ACRE Capital may not be as experienced with new loan products or services, it may require additional time and resources for offering and managing such products and services effectively or may be unsuccessful in offering such new products and services at a profit.

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

        Although ACRE Capital has funded all required advances from operating cash flow in the past, there can be no assurance that it will be able to do so in the future. If ACRE Capital does not have sufficient operating cash flows to fund such advances, it would need to finance such amounts. Such financing could be costly and could prevent us from pursuing our business and growth strategies.

A change to the conservatorship of Fannie Mae or Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae or Freddie Mac and the U.S. federal government, could materially adversely affect ACRE Capital's business.

        There continues to be substantial uncertainty regarding the future of each of Fannie Mae and Freddie Mac, including the length of time for which they may continue to exist and in what form they may operate during that period. Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain. Under the statute providing the framework for the conservatorship, each of Fannie Mae and Freddie Mac could also be placed into receivership under certain circumstances. On March 4, 2013, the Federal Housing Finance Agency ("FHFA") released its 2013 Conservatorship Scorecard for Fannie Mae and Freddie Mac. As part of the scorecard, the FHFA directed that the GSEs to contract their presence in the marketplace while simplifying and shrinking certain operations by lines of business. Specifically, the FHFA directed each GSE to reduce the unpaid principal balance amount of new multifamily business relative to 2012 by at least ten percent by tightening underwriting, adjusting pricing, and limiting product offerings, while not increasing the proportion of their retained risk. On May 13, 2014, the FHFA released a strategic plan relating to the conservatorships of Fannie Mae and Freddie Mac. The 2014 plan no longer involves specific steps to contract the market presence of the GSEs, but retains a goal focused on ways to bring additional private capital into the system in order to reduce taxpayer risk. Reductions to the GSEs' volumes for new multifamily originations, or additional restrictions on the GSEs' multifamily business imposed by the FHFA could adversely impact the volume of loans that ACRE Capital originates with Fannie Mae and Freddie Mac. These restrictions or reductions could have a material impact on our financial results in future periods. In addition, over the past few years, various draft bills and other plans have been proposed by U.S. legislators to wind down or replace Fannie Mae and Freddie Mac. Currently, it remains unclear whether these or any other proposals will become law and how these or other proposals to reform Fannie Mae and Freddie Mac would impact housing finance and our business. ACRE Capital originates a substantial majority of its loans for sale through Fannie Mae and Freddie Mac programs. Furthermore, a substantial majority of its servicing rights are derived from loans ACRE Capital sells through Fannie Mae and Freddie Mac programs. Changes in the business charter, structure or existence of Fannie Mae or Freddie Mac could eliminate or substantially reduce the number of loans ACRE Capital originates, which would have a material adverse effect on us.

If ACRE Capital fails to comply with the numerous government regulations and program requirements of Fannie Mae, Freddie Mac or HUD, it may lose its approved lender status and fail to gain additional approvals or licenses for its business. ACRE Capital is also subject to changes in laws, regulations and existing Fannie Mae, Freddie Mac and HUD program requirements, including potential increases in reserve and risk retention requirements that could increase its costs and affect the way it conducts its business, which could materially adversely affect ACRE Capital.

        ACRE Capital's operations are subject to regulation by federal, state and local government authorities, various laws and judicial and administrative decisions, and regulations and policies of Fannie Mae, Freddie Mac and HUD. These laws, regulations, rules and policies impose, among other things, minimum net worth, operational liquidity and collateral requirements. Fannie Mae requires ACRE Capital to maintain operational liquidity based on a formula that considers the balance of the loan and the level of credit loss exposure ("level of risk-sharing"). Fannie Mae requires Fannie Mae DUS lenders to maintain collateral, which may include pledged securities, for ACRE Capital's risk-sharing obligations. The amount of collateral required under the Fannie Mae DUS program is calculated at the loan level and is based on the balance of the loan, the level of risk-sharing, the seasoning of the loans and the rating of the Fannie Mae DUS lender.

        Regulatory authorities also require ACRE Capital to submit financial reports and to maintain a quality control plan for the underwriting, origination and servicing of loans. Numerous laws and regulations also impose qualification and licensing obligations on ACRE Capital and impose requirements and restrictions affecting, among other things: ACRE Capital's loan originations; maximum interest rates, finance charges and other fees that ACRE Capital may charge; disclosures to consumers; the terms of secured transactions; collection, repossession and claims handling procedures; personnel qualifications; and other trade practices. ACRE Capital is also subject to inspection by Fannie Mae, Freddie Mac, HUD and regulatory authorities and lender qualification and monitoring by HUD. ACRE Capital's failure to comply with these requirements could lead to, among other things, the loss of a license as an approved Fannie Mae, Freddie Mac or HUD lender, the inability to gain additional approvals or licenses, the termination of contractual rights without compensation, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

        Regulatory and legal requirements are subject to change. For example, in March of 2013, Fannie Mae notified all DUS lenders that collateral requirements on certain existing mortgage loans were increasing. As of December 31, 2014, ACRE Capital had 915 loans, with a collective unpaid principal balance of $3.3 billion, in its portfolio that were affected by the announced collateral changes and we do not expect it will have a material impact on ACRE Capital's future operations; however, Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future, which may adversely impact us.

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

        As of December 31, 2014 and 2013, we had 28,586,915 and 28,506,977 shares of common stock outstanding, respectively, on a fully diluted basis. Of the shares outstanding as of December 31, 2014, 28,476,001 shares of our common stock are freely tradable without restriction or limitation under the Securities Act of 1933 (the "Securities Act").

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

        We intend to make regular quarterly distributions to holders of our common stock. The regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities. However, there can be no assurance that our earnings or cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as from offering proceeds, borrowings and asset sales, to fund portions of our future distributions. Our distributions for the years ended December 31, 2014 and 2013 exceeded, and future distributions may exceed, our cash flow from operating activities and earnings primarily because we have been in the initial stages of building our investment portfolio and as a result our earnings have been highly sensitive to a number of variables, including the pace and timing of new originations and our level of operating expenses. Such distributions reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results.

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

        Our unsecured 7.00% Convertible Senior Notes that mature in 2015 (the "2015 Convertible Notes") are convertible into shares of our common stock beginning on June 15, 2015 or, under certain circumstances, earlier. Upon conversion of the 2015 Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the 2015 Convertible Notes is approximately $18.65 per share, subject to adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2015 Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

        We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or the "40% test."

        We are organized as a holding company that conducts its businesses primarily through wholly owned subsidiaries. We conduct our operations in a manner designed so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis consist of "investment securities." As such, the securities issued by our wholly owned or majority-owned subsidiaries that are exempted from the definition of "investment company" based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we are not considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.

        If the value of securities issued by our subsidiaries that are exempted from the definition of "investment company" by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exemption from the 1940 Act, we could, among other things, be required to (a) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

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

        Certain of our subsidiaries rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities "primarily engaged" in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exemption generally requires that at least 55% of these subsidiaries' assets comprise qualifying real estate assets and that at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. Specifically, we expect each of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in mortgage loans, certain mezzanine loans and B-Notes and other interests in real estate that constitute qualifying real estate assets in accordance with SEC staff guidance, and approximately an additional 25% of its assets in other types of mortgages, securities of REITs and other real estate-related assets. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

        The SEC staff, according to published guidance, takes the view that certain mezzanine loans and B-Notes are qualifying real estate assets. Thus, we intend to treat certain mezzanine loans and B-Notes as qualifying real estate assets. The SEC has not published guidance with respect to the treatment of some of our other target assets, including commercial mortgage backed securities, or "CMBS," for purposes of the Section 3(c)(5)(C) exemption. For assets for which the SEC has not published guidance, we intend to rely on our own analysis. For example, unless we receive further guidance from the SEC or its staff with respect to CMBS, we intend to treat CMBS in which we hold 100% of the "controlling class" of securities as qualifying real estate assets, and our other holdings in CMBS as real estate-related assets. We also intend to treat debt and equity securities of companies primarily engaged in real estate businesses as real estate-related assets. The SEC may in the future take a view different than or contrary to our analysis with respect to the types of assets we have determined to be qualifying real estate assets or real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. If we are required to re- classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the 1940 Act. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

        Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on the exemption provided by Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

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

        On August 31, 2011, the SEC issued a concept release titled "Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments" (SEC Release No. IC-29778). Under the concept release, the SEC is reviewing interpretive issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies, and solicited public comment.

        To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exemptions we and our subsidiaries rely on from the 1940 Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. Although we monitor our portfolio periodically and prior to each investment origination or acquisition, there can be no assurance that we will be able to maintain this exemption from registration for these subsidiaries.

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

        Furthermore, as a result of our investment in ACRC KA Investor LLC ("ACRC KA"), our joint venture with a third party institutional investor which made a preferred equity investment in a REIT, we are treated as owning an interest in a subsidiary REIT. The subsidiary REIT is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT and certain statutory relief provisions do not apply, then (i) the subsidiary REIT would become subject to U.S. federal income tax, (ii) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (iii) our investment in the subsidiary REIT will cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (iv) we may fail certain of the asset tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of certain statutory relief provisions.

REITs, in certain circumstances, may incur tax liabilities that would reduce the cash available for distribution to our stockholders.

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

To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

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

        TRS Holdings, ACRC W TRS, ACRC U TRS and other TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

        Our CLO securitization resulted in the creation of a TMP for federal income tax purposes. Future securitizations by us or our subsidiaries could result in the creation of additional TMPs for U.S. federal income tax purposes. As a result, we could have "excess inclusion income." Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company ("RIC") common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC, or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. The manner in which excess inclusion income is calculated is not clear under current law. As required by IRS guidance, we intend to make such determinations based on what we believe to be a reasonable method. However, there can be no assurance that the IRS will not challenge our method of making any such determinations. If the IRS were to disagree with any such determinations made or with the method used by us, the amount of any excess inclusion income required to be taken into account by one or more stockholders, including tax-exempt stockholders, non-U.S. stockholders and stockholders with net operating losses, could be significantly increased. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

        Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

If we were considered to actually or constructively pay a "preferential dividend" to certain of our stockholders, our status as a REIT could be adversely affected.

        In order to maintain our qualification as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be "preferential dividends." A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

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

Item 3.    Legal Proceedings

        In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2014, we were not subject to any material pending legal proceedings.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK AND DIVIDEND PAYMENTS

        Our common stock is listed for trading on the NYSE under the symbol "ACRE." On March 2, 2015, the closing price of our common stock, as reported on the NYSE, was $12.14 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share for our common stock, and the dividends paid with respect to such shares for each fiscal quarter for the years ended December 31, 2014 and 2013.

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year Ended December 31, 2014
First quarter	$13.89	$13.07	$0.25	(1)
Second quarter	$13.29	$12.29	$0.25	(2)
Third quarter	$12.74	$11.69	$0.25	(3)
Fourth quarter	$12.21	$11.48	$0.25	(4)

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year Ended December 31, 2013
First quarter	$17.47	$16.62	$0.25	(5)
Second quarter	$16.98	$12.71	$0.25	(6)
Third quarter	$13.25	$12.19	$0.25	(7)
Fourth quarter	$13.67	$12.30	$0.25	(8)

(1)
On March 17, 2014, we declared a cash dividend of $0.25 per common share of our common stock, payable on April 16, 2014 to our common stockholders of record on March 31, 2014.

(2)
On May 7, 2014, we declared a cash dividend of $0.25 per share of our common stock, payable on July 16, 2014 to common stockholders as of June 30, 2014.

(3)
On August 6, 2014, we declared a cash dividend of $0.25 per share of common stock, payable on October 15, 2014 to common stockholders of record as of September 30, 2014.

(4)
On November 10, 2014, we declared a cash dividend of $0.25 per share of common stock, payable on January 15, 2015 to our common stockholders of record on December 31, 2014.

(5)
On March 14, 2013, we declared a cash dividend of $0.25 per common share of our common stock, payable on April 18, 2013 to our common stockholders of record on April 08, 2013.

(6)
On May 15, 2013, we declared a cash dividend of $0.25 per share of our common stock, payable on July 18, 2013 to common stockholders as of June 28, 2013.

(7)
On August 7, 2013, we declared a cash dividend of $0.25 per share of common stock, payable on October 17, 2013 to common stockholders of record as of September 30, 2013.

(8)
On November 13, 2013, we declared a cash dividend of $0.25 per share of common stock, payable on January 22, 2014 to our common stockholders of record on December 31, 2013.

 HOLDERS

        As of March 2, 2015, there were 25 holders of record of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

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

        We cannot assure our stockholders, however, that the current level of distributions will be sustained, as any distributions that we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could materially alter our expectations. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on Financing Facilities and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

        Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend upon our earnings, financial condition, liquidity, debt covenants, funding or margin requirements under securitizations, warehouse facilities or other secured and unsecured borrowing agreements, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law, and such other factors as our board of directors deems relevant. The Financing Facilities provide that in an event of default, we may make distributions only to the extent necessary to maintain our status as a REIT. Our earnings, financial condition and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See "Risk Factors" included in this annual report on Form 10-K.

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

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

        None.

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

Total Return Performance

SOURCE:	SNL Financial LC and Standard & Poor's Institutional Services
NOTES:	Assumes $100 invested on April 26, 2012 (the date ACRE's shares began trading in connection with the IPO) in ACRE, the S&P 500 Index and the SNL US Finance REIT. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	4/26/12	12/31/12	12/31/13	12/31/14
ACRE	100.00	91.88	78.51	74.41
S&P 500 Index	100.00	103.54	137.07	155.83
SNL US Finance REIT	100.00	106.89	103.24	118.23

        The graph and other information furnished under this Part II Item 5(d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        On April 23, 2012, we adopted, and our stockholders approved, our 2012 Equity Incentive Plan. Pursuant to our 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our outside directors, our Manager and its personnel and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of our common stock immediately after giving effect to the issuance of the shares sold in the IPO). As of December 31, 2014, 28.6% of the shares reserved under our 2012 Equity Incentive Plan, or a total of 197,090 restricted shares of our common stock, had been granted and 71.4% of the shares reserved, or 492,910 shares remained available for future issuance under our 2012 Equity Incentive Plan. Aside from our 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our 2012 Equity Incentive Plan, see Note 11 to the consolidated financial statements included in this annual report on Form 10-K.

        The following table presents certain information about our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	492,910
Equity compensation plans not approved by stockholders	—	—	—

Total	—	$—	492,910

(1)
The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our 2012 Equity Incentive Plan.

Item 6.    Selected Financial Data

        The following selected financial and other data for the years ended December 31, 2014, 2013 and 2012 is derived from our consolidated financial statements and related notes, which have been audited by Ernst & Young, LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this annual report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report on Form 10-K.

ARES COMMERCIAL REAL ESTATE CORPORATION
SELECTED FINANCIAL DATA
(in thousands, except share and per share data)

	For the year ended December 31,
	2014	2013	2012
Operating Data:
Net interest margin, excluding non-controlling interests held by third parties	$36,551	$22,627	$6,720
Mortgage banking revenue	27,605	8,070	—
Gain on sale of loans	680	1,333	—
Total revenue	65,143	32,030	6,720
Total expenses	41,570	24,265	5,763
Net income	24,616	13,766	860
Net income attributable to common stockholders	24,396	13,766	186
Basic weighted average shares of common stock outstanding	28,459,309	18,989,500	6,532,706
Diluted weighted average shares of common stock outstanding	28,585,022	19,038,152	6,567,309
Net income per common share:
Basic earnings per common share	$0.86	$0.72	$0.03
Diluted earnings per common share	$0.85	$0.72	$0.03
Dividends declared per share of common stock	$1.00	$1.00	$0.67	(1)
Balance Sheet Data:
Loans held for investment	1,462,584	958,495	353,500
Mortgage servicing rights, at fair value	58,889	59,640	—
Total assets	1,867,653	1,176,915	387,859
Total financing facilities	745,964	264,419	144,256
Total unsecured debt	68,395	67,815	67,289
Total securitizations debt	527,746	395,027	—
Total liabilities	1,386,767	770,699	222,421
Total stockholders' equity	402,954	406,216	165,438
Total equity	480,886	406,216	165,438

(1)
Included is a dividend of $450 ($0.30 per share), which was based on 1,500,000 shares outstanding as of March 31, 2012.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        We are a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). We are externally managed by ACREM, a subsidiary of Ares Management, a publicly traded, leading global alternative asset manager, pursuant to the terms of the Management Agreement. From the commencement of our operations in late 2011, we have been primarily focused on our principal lending business, where we directly originate, manage and service a diversified portfolio of CRE debt-related investments for our own account.

        We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital, which we believe is complementary to our principal lending business. In this business segment, we primarily originate, sell and service multifamily and other senior-living related loans under programs offered by Fannie Mae, Freddie Mac, Ginnie Mae and HUD. ACRE Capital is approved as a Fannie Mae DUS lender, a Freddie Mac Program Plus® Seller/Servicer, a MAP and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as MSRs, and receive fees for providing such servicing during the life of the loans, which generally last ten years or more.

        We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our IPO in May 2012. We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes under the Code, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT. We also operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

        We are an "emerging growth company," as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we chose to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

        Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, are regularly evaluated. We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower's ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower's exit plan, among other factors. As of December 31, 2014 and 2013, all loans were paying in accordance with their contractual terms. There were no impairments during the years ended December 31, 2014, 2013 and 2012.

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

        Market Conditions.    We believe that our target investments currently present attractive risk-adjusted return profiles, given the underlying property fundamentals and the competitive landscape for the type of capital we provide. Following a dramatic decline in CRE lending in 2008 and 2009, debt capital has become more readily available for select stabilized, high quality assets in certain locations such as gateway cities, but less available for many other types of properties, either because of the markets in which they are located or because the property is undergoing some form of transition. More particularly, many traditional financing products tend to come with limited flexibility, especially with respect to prepayment. Consequently, we anticipate a high demand for the type of customized debt financing we provide from borrowers or sponsors who are looking to refinance indebtedness that is maturing in the next two to five years or are seeking shorter-term debt solutions as they reposition their properties. We also envision that demand for financing will be strong for situations in which a property is being acquired with plans to improve the net operating income through capital improvements, leasing, cost savings or other key initiatives and realize the improved value through a subsequent sale or refinancing. We have recently witnessed the emergence of new debt providers and legacy debt providers expanding their risk tolerances for transitional lending opportunities. This expanded tolerance has resulted in increased competition for our target assets and increased refinancing activity which we believe has led to higher prepayment rates on our mortgage loans. We believe market conditions continue to be favorable for disciplined and scaled direct lending with broad and flexible product offerings.

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

Investment Portfolio

        As of December 31, 2014, we have originated or co-originated 46 CRE middle market loans held for investment, excluding 11 loans that were repaid since inception. The aggregate originated commitment under these loans at closing was approximately $1.6 billion and outstanding principal was $1.5 billion as of December 31, 2014. During the year ended December 31, 2014, we funded approximately $717.4 million of outstanding principal and received repayments of $210.0 million of outstanding principal. Such investments are referred to herein as our investment portfolio. As of December 31, 2014, 68.7% of our loans have LIBOR floors, with a weighted average floor of 0.29%, calculated based on loans with LIBOR floors. References to LIBOR or "L" are to 30-day LIBOR (unless otherwise specifically stated).

        Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2014:

	December 31, 2014
$ in thousands	Carrying Amount(1)	Outstanding Principal(1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield(2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,156,476	$1,164,055	4.5%	5.0%	2.1
Subordinated debt and preferred equity investments	228,499	231,226	10.3%	10.7%	6.1

Total investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975	$1,395,281	5.5%	6.0%	2.8

(1)
The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2014 as weighted by the Outstanding Principal balance of each loan.

Non-Controlling Interests

        The non-controlling interests held by third parties in our consolidated financial statements represent the equity interests in ACRC KA that are not owned by us. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K for more information about ACRC KA.

        A reconciliation of our investment portfolio, excluding non-controlling interests, compared to our loans held for investment as included within our consolidated balance sheets is as follows:

As of December 31, 2014
$ in thousands	Carrying Amount
Loans held for investment	$1,462,584
Non-controlling interest investment held by third parties	(77,609)

Total investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975

        For more information about our investment portfolio, see Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

        A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows:

$ in thousands	For the year ended December 31, 2014
Interest income from loans held for investment	$70,495
Interest income from non-controlling interest investment held by third parties	(307)

Interest income from loans held for investment, excluding non-controlling interests	$70,188

Restructuring Activities

        The Company began restructuring and relocating certain ACRE Capital support services during the three months ended March 31, 2014. For the year ended December 31, 2014, we recorded $799 thousand of costs associated with restructuring activities, which consisted primarily of employee termination costs. These costs were recorded in general and administrative expenses within the ACRE Capital operating segment.

Asset Acquisition

        On August 5, 2014, ACRE Capital was approved and granted a license by Freddie Mac as a Program Plus® Seller/Servicer for multifamily loans under which ACRE Capital is authorized to sell and service Freddie Mac loans secured by multifamily properties located in New York and Princeton, New Jersey. ACRE Capital can also sell and service Freddie Mac loans secured by multifamily properties located outside of its approved geographic area if it obtains a waiver from Freddie Mac. As a Program Plus® Seller/Servicer, ACRE Capital is approved to originate and sell to Freddie Mac multifamily loans that satisfy Freddie Mac's underwriting and other eligibility requirements. Under the program, ACRE Capital submits its completed loan underwriting package to Freddie Mac and obtains Freddie Mac's commitment to purchase the loan at a specified price after closing. Ultimately, Freddie Mac performs its own underwriting of loans that ACRE Capital sells to it. Freddie Mac may choose to hold, sell, or later securitize such loans. ACRE Capital does not have any material risk-sharing arrangements on loans it sells to Freddie Mac under Program Plus®.

        On August 25, 2014, ACRE Capital entered into a MSR purchase agreement (the "Purchase Agreement") with a third party which has been accounted for as an asset acquisition under FASB ASC Topic 805, Business Combinations ("ASC 805"). Under the Purchase Agreement, ACRE Capital agreed to purchase the rights to service a portfolio of 46 Freddie Mac multifamily mortgage loans with a total unpaid principal balance of approximately $370.6 million. On September 16, 2014, ACRE Capital completed the acquisition of the servicing portfolio and legal ownership of the MSRs was transferred to ACRE Capital.

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

        Mortgage Servicing Rights.    MSRs are recorded at fair value at the time the loan is sold and qualifies as a transfer of a financial asset. The fair value is based on estimates of expected net cash flows associated with the servicing rights, as well as borrower prepayment penalties, interest earnings on escrows and interim cash balances, along with ancillary fees that are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The changes in the MSR fair value are included within change in fair value of mortgage servicing rights in the Company's consolidated statements of operations for the period in which the change occurs. We engage a third party specialist to assist in valuing ACRE Capital's MSRs on a quarterly basis. As of December 31, 2014, the discount rate used was between 8 - 14% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan agreement.

        Allowance for Loss Sharing.    When a loan is sold under the Fannie Mae DUS program, ACRE Capital undertakes an obligation to partially guarantee the performance of the loan. The date ACRE Capital commits to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. Subsequent to the initial commitment date, we monitor the performance of each loan for events or circumstances that may signal a liability to be recognized if there is a probable and estimable loss. The initial fair value of the guarantee is estimated by examining historical loss share experienced in the ACRE Capital Fannie Mae DUS portfolio since inception. The initial fair value of the guarantee is included within the provision for loss sharing in our consolidated statements of operations. These historical loss shares serve as a basis to derive a loss share rate which is then applied to the current ACRE Capital DUS portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis).

        Impairment Loans Held for Investment.    We originate CRE debt and related instruments generally to be held for investment. Loans that are held for investment are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate. Significant judgment is required when evaluating loans for impairment, therefore, actual results over time could be materially different.

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

Recent Accounting Pronouncements

        See Note 2 in the Notes to the consolidated financial statements included in this annual report on Form 10-K, which describes recent accounting pronouncements adopted by us for the year ended December 31, 2014 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.

RECENT DEVELOPMENTS

        Effective January 1, 2015, we originated a $41.6 million transitional first mortgage loan on a skilled nursing facility located in New York. At closing, the outstanding principal balance was approximately $41.6 million. The loan has an interest rate of LIBOR + 5.0% (plus origination and exit fees) subject to a 0.25% LIBOR floor and a term of two years.

        Effective January 1, 2015, our Manager transferred primary servicing of our investments to ACRE Capital. Our Manager will specially service, as needed, certain of our investments.

        On January 20, 2015, and January 28, 2015, we transferred $3.9 million and $1.8 million, respectively, of the $170.0 million preferred equity investment to third party institutional investors. As of March 5, 2015, our controlling financial interest in ACRC KA is 51.0% and the third party institutional investors own the remaining 49.0%.

        On February 27, 2015, the agreement governing the BAML Line of Credit was amended to, among other things, increase the aggregate commitment to $135.0 million and extend the maturity date to June 30, 2016.

        As of March 2, 2015, we expect to have approximately $64 million in capital, either in cash or in approved but undrawn capacity under our Financing Facilities. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $54 million in capital available to fund additional loans, outstanding commitments on our existing loans and for other working capital purposes. Assuming that we use such amount as capital to make new investments and leverage such amount under our facilities at a debt-to-equity ratio in the range of 2:1 to 3:1, we have the capacity to fund $160 million to $215 million of additional senior loan investments.

        As of March 2, 2015, the total unfunded commitments for our existing loans held for investment were approximately $150 million. In addition, borrowings under our financing facilities were approximately $515 million (excluding Warehouse Lines of Credit in connection with our Mortgage Banking segment), debt issued in the form of commercial mortgage-backed securities was approximately $182 million, debt issued in the form of CLOs was approximately $257 million and debt issued in the form of convertible senior notes was approximately $69 million.

        On March 5, 2015, we declared a cash dividend of $0.25 per common share for the first quarter of 2015. The first quarter 2015 dividend is payable on April 15, 2015 to common stockholders of record as of March 31, 2015.

RESULTS OF OPERATIONS

        The following table sets forth consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	For the year ended December 31,
	2014	2013	2012
Net interest margin:
Interest income from loans held for investment	$70,495	$37,600	$9,278
Interest expense	(33,637)	(14,973)	(2,558)

Net interest margin	36,858	22,627	6,720

Mortgage banking revenue:
Servicing fees, net	16,399	5,754	—
Gains from mortgage banking activities	17,492	5,019	—
Provision for loss sharing	1,364	(6)	—
Change in fair value of mortgage servicing rights	(7,650)	(2,697)	—

Mortgage banking revenue	27,605	8,070	—
Gain on sale of loans	680	1,333	—

Total revenue	65,143	32,030	6,720
Expenses:
Management fees to affiliate	5,916	4,241	1,665
Professional fees	3,733	2,924	1,194
Compensation and benefits	18,649	5,456	—
Acquisition and investment pursuit costs	20	4,079	—
General and administrative expenses	9,252	3,955	1,285
General and administrative expenses reimbursed to affiliate	4,000	3,610	1,619

Total expenses	41,570	24,265	5,763
Changes in fair value of derivatives	—	1,739	(97)

Income from operations before gain on acquisition and income taxes	23,573	9,504	860
Gain on acquisition	—	4,438	—

Income before income taxes	23,573	13,942	860
Income tax expense (benefit)	(1,043)	176	—

Net income	24,616	13,766	860
Less loss attributable to Series A Convertible Preferred Stock:
Preferred dividends	—	—	(102)
Accretion of redemption premium	—	—	(572)

Net income attributable to ACRE	24,616	13,766	186
Net income attributable to non-controlling interests	(220)	—	—

Net income attributable to common stockholders	$24,396	$13,766	$186

2014 to 2013

Net Interest Margin

        For the years ended December 31, 2014 and 2013, we earned approximately $36.9 million and $22.6 million in net interest margin, respectively. For the years ended December 31, 2014 and 2013, interest income from loans held for investment of $70.5 million and $37.6 million, respectively, was generated by weighted average earning assets of $1.2 billion and $555.0 million, respectively, offset by $33.6 million and $15.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under our Secured Funding Agreements, securitization debt and convertible notes were $888.3 million and $315.0 million for the years ended December 31, 2014 and 2013, respectively. The increase in net interest margin for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to the increase in the number of loans held for investment from 33 loans to 46 loans as of December 31, 2014.

Mortgage Banking Revenue

        For the years ended December 31, 2014 and 2013, we earned approximately $16.4 million and $5.8 million in net servicing fees. Servicing fees include fees earned for all activities related to servicing ACRE Capital's loans, the net fees earned on borrower prepayment penalties and interest earned on borrowers' escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid, changes in the fair value of the servicing fee payable and interest expense related to escrow accounts. For the years ended December 31, 2014 and 2013, we earned approximately $17.5 million and $5.0 million in net gains from mortgage banking activities, respectively. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale, changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments and reduced by the expense related to the initial fair value of the servicing fee payable and interest expense related to our Warehouse Lines of Credit. The increase in mortgage banking revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to only four months of operations for ACRE Capital being included in the consolidated statements of operations for the year ended December 31, 2013 compared to one year of operations for the year ended December 31, 2014. In addition, ACRE Capital rate-locked 36 loans totaling $496.6 million in commitments for the year ended December 31, 2014 compared to 20 loans totaling $131.3 million in commitments for the year ended December 31, 2013, which resulted in increased mortgage banking revenue for the year ended December 31, 2014.

Operating Expenses

        For the years ended December 31, 2014 and 2013, we incurred operating expenses of $41.6 million and $24.3 million, respectively. The increase in operating expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to only four months of operations for ACRE Capital being included in the consolidated statements of operations for the year ended December 31, 2013 compared to one year of operations for the year ended December 31, 2014.

Related Party Expenses

        Related party expenses for the year ended December 31, 2014 included $5.9 million in management fees due to our Manager and $4.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. Related party expenses for the year ended December 31, 2013 included $4.2 million in management fees due to our Manager and $3.6 million for our share of allocable general and administrative expenses. The increase in related party expenses for the year ended

December 31, 2014 compared to year ended December 31, 2013 primarily relates to increased stockholders' equity and an increase in acquisition activities. Effective as of September 30, 2013, and through the period ended December 31, 2014, our Manager agreed not to seek reimbursement of our share of personnel and overhead expenses in excess of $1.0 million per quarter. There is no assurance that our Manager will agree to similar limits in future periods.

Other Expenses

        Changes in fair value of derivatives for the year ended December 31, 2013 was $1.7 million related to the 2015 Convertible Notes. No changes in fair value of derivatives were incurred for the year ended December 31, 2014. Professional fees for the years ended December 31, 2014 and 2013 were $3.7 million and $2.9 million, respectively. The increase in professional fees for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to only four months of operations for ACRE Capital being included in the consolidated statements of operations for the year ended December 31, 2013 compared to one year of operations for the year ended December 31, 2014. Acquisition and investment pursuit costs related to the acquisition of ACRE Capital for the years ended December 31, 2014 and 2013 were $20 thousand and $4.1 million, respectively. The decrease in acquisition and investment pursuit costs for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to the closing of the ACRE Capital acquisition on August 30, 2013. General and administrative expenses for the years ended December 31, 2014 and 2013 were $9.3 million and $4.0 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to only four months of operations for ACRE Capital being included in the consolidated statements of operations for the year ended December 31, 2013 compared to one year of operations for the year ended December 31, 2014.

Compensation and Benefits

        Compensation and benefits for the years ended December 31, 2014 and 2013 was $18.6 million and $5.5 million, respectively, all of which related to ACRE Capital. The increase in compensation and benefits for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to only four months of operations for ACRE Capital being included in the consolidated statements of operations for the year ended December 31, 2013 compared to one year of operations for the year ended December 31, 2014.

2013 to 2012

Net Interest Margin

        For the years ended December 31, 2013 and 2012, we earned approximately $22.6 million and $6.7 million in net interest margin, respectively. For the years ended December 31, 2013 and 2012, interest income from loans held for investment of $37.6 million and $9.3 million, respectively, was generated by weighted average earning assets of $555.0 million and $123.4 million, respectively, offset by $15.0 million and $2.6 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under our Secured Funding Agreements, securitization debt and convertible notes were $315.0 million and $44.9 million for the years ended December 31, 2013 and 2012, respectively. The increase in net interest margin for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily relates to the increase in the number of loans held for investment from 15 loans to 33 loans as of December 31, 2013.

Mortgage Banking Revenue

        For the year ended December 31, 2013, we earned approximately $5.8 million in net servicing fees. Servicing fees include fees earned for all activities related to servicing ACRE Capital's loans, the net fees earned on borrower prepayment penalties and interest earned on borrowers' escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid, changes in the fair value of the servicing fee payable and interest expense related to escrow accounts. For the year ended December 31, 2013, we earned approximately $5.0 million in net gains from mortgage banking activities. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale, changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments and reduced by interest expense related to our Warehouse Lines of Credit. As the acquisition of ACRE Capital closed on August 30, 2013, we did not earn any servicing fees or have gains from mortgage banking activities for the year ended December 31, 2012 relating to ACRE Capital.

Operating Expenses

        For the years ended December 31, 2013 and 2012, we incurred operating expenses of $24.3 million and $5.8 million, respectively. As the acquisition of ACRE Capital closed on August 30, 2013, we did not incur any operating expenses for the year ended December 31, 2012 relating to ACRE Capital.

Related Party Expenses

        Related party expenses for the year ended December 31, 2013 included $4.2 million in management fees due to our Manager and $3.6 million for our share of allocable general and administrative expenses for which we are required to reimburse our Manager pursuant to the Management Agreement. Related party expenses for the year ended December 31, 2012 included $1.7 million in management fees due to our Manager and $1.6 million for our share of allocable general and administrative expenses. The increase in related party expenses for the year ended December 31, 2013 compared to year ended December 31, 2012 primarily relates to increased stockholders' equity and an increase in capital markets and acquisition activities.

Other Expenses

        Changes in fair value of derivatives for the years ended December 31, 2013 and 2012 was $1.7 million and $97 thousand, respectively, related to the 2015 Convertible Notes. Professional fees for the years ended December 31, 2013 and 2012 were $2.9 million and $1.2 million, respectively. Acquisition and investment pursuit costs related to the acquisition of ACRE Capital for the year ended December 31, 2013 were $4.1 million. General and administrative expenses for the years ended December 31, 2013 and 2012 were $4.0 million and $1.3 million, respectively. As the acquisition of ACRE Capital closed on August 30, 2013, we did not incur any other expenses for the year ended December 31, 2012 relating to ACRE Capital.

Compensation and Benefits

        Compensation and benefits for the year ended December 31, 2013 was $5.5 million. As the acquisition of ACRE Capital closed on August 30, 2013, we did not incur any compensation and benefits for the year ended December 31, 2012 relating to ACRE Capital.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under the Financing Facilities, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. However, principal repayments from mortgage loans in the CMBS and CLO are applied sequentially, first going to pay down the senior CMBS and CLO notes, and accordingly we will not receive any proceeds from repayment of loans in the CMBS or CLO until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See "Recent Developments" included in this annual report on Form 10-K for information on our available capital as of March 2, 2015. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Equity Offerings

        There were no shares issued in public offerings of our equity securities for the year ended December 31, 2014. The following table summarizes the total shares of common stock issued and proceeds we received, net of offering costs, for the year ended December 31, 2013 ($ in millions, except per share data):

	Shares issued	Gross offering price per share		Proceeds net of offering costs
June 2013 public offering	18.0	13.5		234.6
July 2013 public offering	0.6	13.5	(1)	7.7

Total for the year ended December 31, 2013	18.6			242.3

(1)
601,590 of these shares of our common stock were issued on July 9, 2013 pursuant to the underwriters' partial exercise of the option to purchase additional shares. The gross offering price per share of the 601,590 shares was reduced by the $0.25 dividend per share in the second quarter of 2013.

Cash Flows

        The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	For the year ended December 31,
	2014	2013	2012
Net income	$24,616	$13,766	$860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(247,530)	11,678	1,092

Net cash provided by (used in) operating activities	(222,914)	25,444	1,952
Net cash used in investing activities	(433,080)	(745,697)	(348,155)
Net cash provided by financing activities	652,445	716,963	368,353

Change in cash and cash equivalents	$(3,549)	$(3,290)	$22,150

2014 to 2013

        Cash and cash equivalents decreased by $3.5 million and $3.3 million, respectively, during the years ended December 31, 2014 and 2013. Net cash provided by (used in) operating activities totaled $(222.9) million and $25.4 million, respectively, during the years ended December 31, 2014 and 2013. This change in net cash provided by (used in) operating activities was primarily related to the cash used to originate and fund mortgage loans held for sale. For the year ended December 31, 2014, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $497.3 million, sale of mortgage loans held for sale to third parties of $302.9 million, change in the fair value of MSRs of $7.7 million, change in mortgage banking activities of $8.0 million, change in restricted cash of $43.8 million and change in other assets of $10.9 million. For the year ended December 31, 2013, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $84.2 million, sale of mortgage loans held for sale to third parties of $102.4 million, gain on acquisition of $4.4 million, change in the fair value of MSRs of $2.7 million, and change in other assets of $4.4 million.

        Net cash used in investing activities for the years ended December 31, 2014 and 2013 totaled $433.1 million and $745.7 million, respectively, and related primarily to the origination of new loans held for investment partially offset by a sale of a mortgage loan held for sale and principal repayments on loans held for investment for the year ended December 31, 2014.

        Net cash provided by financing activities for the year ended December 31, 2014 totaled $652.4 million and related primarily to proceeds from our Secured Funding Agreements of $1.1 billion, proceeds from issuance of debt of consolidated variable interest entities ("VIEs") of $308.7 million, and proceeds from our Warehouse Lines of Credit of $544.0 million partially offset by repayments of our Secured Funding Agreements of $855.0 million, repayments of debt of consolidated VIEs of $176.0 million, and repayments of our Warehouse Lines of Credit of $350.8 million. Net cash provided by financing activities for the year ended December 31, 2013 totaled $717.0 million and related primarily to proceeds from our Secured Funding Agreements of $703.2 million, proceeds from issuance of debt of consolidated VIEs of $395.0 million and proceeds from the sale of common stock of $250.7 million partially offset by repayments of our Secured Funding Agreements of $583.0 million and repayments of our Warehouse Lines of Credit of $112.1 million.

2013 to 2012

        Cash and cash equivalents decreased by $3.3 million and increased by $22.2 million, respectively, during the years ended December 31, 2013 and 2012. Net cash provided by operating activities totaled $25.4 million and $2.0 million, respectively, during the years ended December 31, 2013 and 2012. This change in net cash provided by operating activities was primarily related to the increase in net interest margin due to an increase in loans held for investment. For the year ended December 31, 2013, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $84.2 million, sale of mortgage loans held for sale to third parties of $102.4 million, gain on acquisition of $4.4 million, changes in the fair value of MSRs of $2.7 million, and change in other assets of $4.4 million. For the year ended December 31, 2012, adjustments to net income related to operating activities primarily included stock-based compensation of $338 thousand, accretion of deferred loan origination fees and costs of $400 thousand, amortization of deferred financing costs of $698 thousand and $97 thousand of change in fair value of derivatives.

        Net cash used in investing activities for the years ended December 31, 2013 and 2012 totaled $745.7 million and $348.2 million, respectively. This change related primarily to the origination of new loans held for investment, origination of a loan held for sale, and cash used to acquire ACRE Capital.

        Net cash provided by financing activities for year ended December 31, 2013 totaled $717.0 million and related primarily to proceeds from our Secured Funding Agreements of $703.2 million, proceeds from issuance of debt of consolidated VIEs of $395.0 million, and proceeds from the sale of common stock of $250.7 million, partially offset by repayments of our Secured Funding Agreements of $583.0 million and repayments of our Warehouse Lines of Credit of $112.1 million. Net cash provided by financing activities for the year ended December 31, 2012 totaled $368.4 million and related primarily to proceeds from our IPO, proceeds from the offering of the 2015 Convertible Notes, and proceeds from our Secured Funding Agreements.

Summary of Financing Facilities

        The sources of financing under our Financing Facilities that are used to fund our target investments are described in the following table:

	As of December 31,
	2014						2013
$ in thousands	Total Commitment		Outstanding Balance	Interest Rate	Maturity Date		Total Commitment		Outstanding Balance	Interest Rate	Maturity Date
Secured funding agreements:
Wells Fargo Facility	$225,000		$120,766	LIBOR+2.00 to 2.50%	December 14, 2015	(1)	$225,000		$166,934	LIBOR+2.00 to 2.50%	December 14, 2014	(1)
December 2011 Citibank Facility	—		—	—%	—		125,000		97,485	LIBOR+2.25 to 2.75%	Earlier of July 2, 2018 or	(2)
December 2014 Citibank Facility	250,000		93,432	LIBOR+2.00 to 2.50%	December 8, 2016	(3)	—		—	—%	—
Capital One Facility	100,000		—	LIBOR+2.00 to 3.50%	—	(2)	100,000		—	LIBOR+2.00 to 3.50%	—	(2)
March 2014 CNB Facility	50,000		42,000	LIBOR+3.00%	March 11, 2016	(4)	—		—	—%	—
July 2014 CNB Facility	75,000		75,000	LIBOR+3.00%	July 31, 2015	(4)	—		—	—%	—
MetLife Facility	180,000		144,673	LIBOR+2.35%	August 12, 2017	(1)	—		—	—%	—
April 2014 UBS Facility	140,000		19,685	LIBOR+1.88%	April 7, 2017	(5)	—		—	—%	—
December 2014 UBS Facility	57,243		57,243	LIBOR+2.74%	January 6, 2016		—		—	—%	—

Total	$1,077,243		$552,799				$450,000		$264,419

Warehouse lines of credit:
ASAP Line of Credit	$80,000	(6)	$58,469	LIBOR+1.40 to 1.75%	No expiration		$105,000	(6)	$—	LIBOR+1.40 to 1.75%	No expiration
BAML Line of Credit	180,000	(7)	134,696	LIBOR+1.60%	April 15, 2015		80,000		—	LIBOR+1.60%	May 1, 2014

Total	$260,000		$193,165				$185,000		$—

(1)
These facilities are subject to two 12-month extensions at our option, provided that certain conditions are met and applicable extension fees are paid. The Wells Fargo Facility was subject to three 12-month extensions as of December 31, 2013.

(2)
The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan.

(3)
The December 2014 Citibank Facility is subject to three 12-month extensions at our option, provided that certain conditions are met and applicable extension fees are paid.

(4)
The CNB Facilities are subject to one 12-month extension at our option, provided that certain conditions are met and applicable extension fees are paid. The July 2014 CNB Facility's interest rate of LIBOR + 3.00% is comprised of LIBOR + 1.50% and a credit support fee of 1.50% payable to Ares Management.

(5)
The April 2014 UBS Facility is subject to annual 12-month extensions at the discretion of the lender, provided that certain conditions are met and applicable extension fees are paid.

(6)
The commitment amount is subject to change at any time at Fannie Mae's discretion. To the extent the ASAP Line of Credit remains active through utilization, there is no expiration date.

(7)
The BAML Line of Credit's commitment size increased to $180.0 million for the period November 25, 2014 through January 26, 2015.

        See Note 6 included in this annual report on Form 10-K for more information on our Financing Facilities.

Commercial Mortgage-Backed Securities and Collateralized Loan Obligations

        We may seek to enhance the returns on our senior commercial mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a "sale" and the loans will be removed from our balance sheet or as a "financing" and will be classified as "loans held for investment" on our consolidated balance sheets, depending upon the structure of the securitization.

        As of December 31, 2014, we had $528 million of securitized debt, comprised of $219 million of CMBS debt and $309 million of CLO debt, held through consolidated VIEs, compared to $395 million of CMBS debt as of December 31, 2013. See Note 17 included in this annual report on Form 10-K for additional terms and details of our securitizations.

Capital Markets

        We may periodically raise additional capital through public offerings of debt and equity securities to fund new investments. On May 9, 2013, we filed a registration statement on Form S-3, with the SEC in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.5 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units. On June 17, 2013, the registration statement was declared effective by the SEC.

Other Sources of Financing

        In addition to the sources of liquidity described above, in the future, we may also use other sources of financing to fund the origination or acquisition of our target investments or to refinance expiring financing facilities, including other credit facilities, warehouse facilities, repurchase facilities, non-convertible or convertible debt, securitized financings and other public and private forms of borrowing. These financings may be issued by us or our subsidiaries, be collateralized or non-collateralized, accrue interest at either fixed or floating rates and may involve one or more lenders.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        Our contractual obligations as of December 31, 2014 are described in the following table:

$ in thousands	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$120,766	$120,766	$—	$—	$—
December 2014 Citibank Facility	93,432	—	93,432	—	—
Capital One Facility	—	—	—	—	—
March 2014 CNB Facility	42,000	—	42,000	—	—
July 2014 CNB Facility	75,000	75,000	—	—	—
MetLife Facility	144,673	—	144,673	—	—
April 2014 UBS Facility	19,685	—	19,685	—	—
December 2014 UBS Facility	57,243	—	57,243	—	—
2015 Convertible Notes	69,000	69,000	—	—	—
ASAP Line of Credit	58,469	58,469	—	—	—
BAML Line of Credit	134,696	134,696	—	—	—
Operating Leases	5,516	565	1,629	1,604	1,718
Future Loan Funding Commitments	220,945	22,523	134,421	38,759	25,242
Future Commitments to Sell Loans	249,803	213,078	36,725	—	—

Total	$1,291,228	$694,097	$529,808	$40,363	$26,960

        We may enter into certain contracts that may contain a variety of indemnification obligations, principally with underwriters and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

Management Agreement

        We are also required to pay our Manager a base management fee of 1.5% of our stockholder's equity per year, an incentive fee and expense reimbursements pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. See Note 15 included in this annual report on Form 10-K for additional terms and details of the fees payable under our Management Agreement.

DIVIDENDS

        We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its net taxable income in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our net taxable income (which does not equal net income, as calculated in accordance with GAAP), if and to the extent authorized by our board of directors. As a result, such distributions will not be available to fund investments. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our Financing Facilities and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As part of our risk management strategy, our Manager closely monitors our portfolio and actively manages the credit, interest rate, market, prepayment, real estate and inflation risks associated with holding a portfolio of our target investments. We manage our portfolio through an interactive process with our Manager and Ares Management and service our target investments through a combination of ACRE Capital's servicer and our Manager's servicer, which is a Standard & Poor's-rated commercial primary servicer and commercial special servicer that is included on Standard & Poor's Select Servicer List. Our Manager has an Investment Committee that oversees compliance with our investment strategy and guidelines, investment portfolio holdings and financing strategy. We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks can be quantified from historical experience and seek to actively manage those risks, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

        We are subject to varying degrees of credit risk in connection with holding our target investments. We have exposure to credit risk on our CRE loans and other target investments in our principal lending business. Our Manager seeks to manage credit risk by performing our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. Credit risk is also addressed through our Manager's ongoing review of our investment portfolio. In addition, with respect to any particular principal lending target investment, our Manager's investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

        In addition, we are exposed to credit risk in our mortgage banking business where, under the Master Loss Sharing Agreement, ACRE Capital is responsible for absorbing certain losses incurred by Fannie Mae with respect to loans originated under the DUS program. See Note 7 to our consolidated financial statements included in this annual report on Form 10-K for further discussion of the Master Loss Sharing Agreement with Fannie Mae. ACRE Capital uses several tools to manage its risk-sharing obligation, including maintenance of disciplined underwriting and approval processes and procedures, and periodic review and evaluation of underwriting criteria based on underlying multifamily housing market data and limitation of exposure to particular geographic markets and submarkets and to individual borrowers.

Interest Rate Risk

        Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations, including our borrowings under the Financing Facilities. We primarily originate or acquire floating rate mortgage assets and finance those assets with index-matched floating rate liabilities. As a result, we significantly reduce our exposure to changes in portfolio value and cash flow variability related to changes in interest rates. However, we regularly measure our exposure to interest rate risk and assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not we should enter into hedging transactions and derivative financial instruments, such as forward sale commitments and interest rate floors in order to mitigate our exposure to changes in interest rates.

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

        For the year ended December 31, 2014, the following fluctuations in the average 30-day LIBOR would have had the following impact on our net interest margin on our loans held for investment ($ in millions).

Change in Average 30-Day LIBOR (basis points)	Increase in Net Interest Margin
Up 300 basis points	$7.3
Up 200 basis points	$4.3
Up 100 basis points	$1.3
0 basis points	$0.9

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

Interest Rate Cap and Floor Risk

        We primarily originate or acquire floating rate mortgage assets. These are assets in which the mortgages may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset's interest yield change during any given period. However, our borrowing costs pursuant to our financing agreements sometimes are not subject to similar restrictions or have different floors and caps. As a result, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest rate yields on our floating rate mortgage assets could be limited if we do not implement effective caps. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. In addition, in a period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on certain of our borrowings could be fixed at a higher floor. These factors could lower our net interest income or cause a net loss during periods of decreasing interest rates, which would harm our financial condition, cash flows and results of operations.

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

        The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $1.8 million as of December 31, 2014 and 2013.

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

Item 8.    Financial Statements and Supplementary Data

        See the Index to consolidated financial statements included in this annual report on Form 10-K.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of December 31, 2014, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        Management Report on Internal Control Over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with GAAP.

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

        As of December 31, 2014, the Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management has concluded that its internal control over financial reporting as of December 31, 2014 is effective.

        Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

  3.
  Exhibits.

Exhibit Number	Exhibit Description
2.1	Purchase and Sale Agreement, dated as of May 14, 2013, by and among Alliant, Inc., The Alliant Company, LLC and Ares Commercial Real Estate Corporation.(7)
3.1	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation.(1)
3.2	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation.(1)
4.1	Indenture dated as of December 19, 2012, between Ares Commercial Real Estate Corporation and U.S. Bank National Association, as Trustee.(2)
4.2	Form of 7.000% Convertible Senior Note Due 2015 (included as part of Exhibit 4.1).(2)
10.1	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC.(3)
10.2	Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation.(13)
10.3	First Amendment to Management Agreement, dated as of September 30, 2013, by and between Ares Commercial Real Estate Corporation and Ares Commercial Real Estate Management LLC.(13)
10.4	Second Amendment to Management Agreement dated November 7, 2014 by and between Ares Commercial Real Estate Corporation and Ares Commercial Real Estate Management LLC.(26)
10.5	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC.(3)
10.6	2012 Equity Incentive Plan.(1)
10.7	Form of Restricted Stock Agreement.(4)
10.8	Form of Indemnification Agreement with directors and certain officers.(3)
10.9	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC.(3)
10.10
Master Revolving Line of Credit Agreement, dated May 18, 2012, among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender.(5)
10.11	Guaranty Agreement, dated as of May 18, 2012, by Ares Commercial Real Estate Corporation, as guarantor, for the benefit of Capital One, National Association, as lender.(5)

Exhibit Number	Exhibit Description
10.12	First Amendment to Master Revolving Line of Credit Loan Agreement, dated September 27, 2012, between and among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender.(6)
10.13
Second Amendment to Master Revolving Line of Credit Agreement, dated July 26, 2013, among ACRC Lender One LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, as lender.(8)
10.14
Letter Agreement re: Closing Statement Reference Date, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, The Alliant Company, LLC, a Florida limited liability company, and Alliant Inc., a Florida corporation.(9)
10.15
Letter Agreement re: "Greenleaf at Broadway" Reimbursable Loss Loan, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, The Alliant Company, LLC, a Florida limited liability company, and Alliant Inc., a Florida corporation.(9)
10.16	Registration Rights Agreement, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, Alliant Inc. and The Alliant Company, LLC.(10)
10.17
Fifth Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of June 28, 2013, by and among EF&A Funding, L.L.C. (now known as ACRE Capital LLC), as borrower, Bank of America, N.A., as credit agent, and the lenders party thereto.(11)
10.18
Sixth Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of September 5, 2013, by and among ACRE Capital LLC, Bank of America, N.A., as Credit Agent, and the Lenders party thereto.(11)
10.19
Pooling and Servicing Agreement, dated as of November 1, 2013, among ACRC 2013-FL1 Depositor LLC, as depositor, Wells Fargo Bank, National Association, as master servicer, Ares Commercial Real Estate Servicer LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor.(12)
10.20	Trust Asset Purchase Agreement, dated as of November 19, 2013, between ACRC Lender LLC, as seller, and ACRC 2013-FL1 Depositor LLC, as purchaser.(12)
10.21
Amendment No. 3 to Master Repurchase and Securities Contract, dated as of November 8, 2013, between ACRC Lender W LLC, as seller, and Wells Fargo Bank, National Association, as buyer and custodian.(13)
10.22
Amended and Restated Master Repurchase and Securities Contract, dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as sellers, and Wells Fargo Bank, National Association, as buyer.(13)
10.23
Amended and Restated Custodial Agreement, dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as sellers, and Wells Fargo Bank, National Association, as buyer and custodian.(13)
10.24
Amended and Restated Controlled Account Agreement (Waterfall Account), dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as debtors, and Wells Fargo Bank, National Association, as secured party and depository bank.(13)

Exhibit Number	Exhibit Description
10.25	Amended and Restated Pledge and Security Agreement, dated as of December 20, 2013, by ACRC Lender LLC, as pledgor, in favor of Wells Fargo Bank, National Association, as secured party.(13)
10.26	Amended and Restated Guarantee Agreement, dated as of December 20, 2013, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Wells Fargo Bank, National Association, as bank.(13)
10.27
Seventh Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of January 31, 2014, by and among ACRE Capital LLC, as borrower, Bank of America, N.A., as credit agent, and the Lenders party thereto.(14)
10.28
Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(15)
10.29
General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(15)
10.30	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent.(15)
10.31
Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(15)
10.32
Eighth Amendment to Fifth Amended and Restated Mortgage Warehousing and Security Agreement, dated as of March 28, 2014, by and among ACRE Capital LLC, as borrower, Bank of America, N.A., as Credit Agent, and the lenders party thereto.(16)
10.33
Master Repurchase Agreement, dated as of April 9, 2014, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, Ares Commercial Real Estate Corporation, as guarantor, and UBS Real Estate Securities Inc., as buyer.(17)
10.34	Guaranty Agreement, dated as of April 9, 2014, by Ares Commercial Real Estate Corporation in favor of UBS Real Estate Securities Inc.(17)
10.35
Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of May 1, 2014, by and among ACRE Capital LLC, Bank of America, N.A., as agent and lender and the other lenders party thereto.(18)
10.36
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract dated as of May 29, 2014, among ACRC Lender W LLC and ACRC Lender W TRS LLC and Wells Fargo Bank, National Association.(19)
10.37
Amendment No. 1 to Amended and Restated Guarantee Agreement dated as of May 29, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Wells Fargo Bank, National Association, as buyer.(19)
10.38
Credit Agreement, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(20)

Exhibit Number		Exhibit Description
10.39		General Continuing Guaranty, dated as of July 30, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(20)
10.40
Intercompany Subordination Agreement, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(20)
10.41		Credit Support Fee Agreement, dated as of July 30, 2014, by and among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Lender LLC and Ares Management LLC.(21)
10.42
Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(20)
10.43		Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(21)
10.44		Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(21)
10.45
Indenture dated as of August 15, 2014 among ACRE Commercial Mortgage 2014-FL2 Ltd, as issuer, ACRE Commercial Mortgage 2014-FL2 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(22)
10.46		Mortgage Asset Purchase Agreement dated as of August 15, 2014 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2014-FL2 Ltd., as issuer, and agreed and acknowledged by the Company.(22)
10.47
Amendment No. 1 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of November 24 2014, by and among ACRE Capital LLC, as borrower, Bank of America, N.A., as agent and lender and the other lenders party thereto.(23)
10.48		Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer.(24)
10.49
Omnibus Amendment To Other Transaction Documents and Reaffirmation of Guaranty, dated as of December 8, 2014, by and among ACRC Lender C LLC, ACRC Lender LLC, Ares Commercial Real Estate Corporation and Citibank, N.A.(24)
10.50
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract dated as of December 12, 2014, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as sellers, and Wells Fargo Bank, National Association, as buyer.(25)
21.1	*	Subsidiaries of Ares Commercial Real Estate Corporation
23.1	*	Consent of Ernst & Young LLP
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Exhibit Description
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith

(1)
Incorporated by reference to Exhibits 3.1, 3.2 and 10.1, as applicable, to the Company's Form S-8 (File No. 333-181077), filed on May 1, 2012.

(2)
Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K (File No. 001-35517), filed on December 19, 2012.

(3)
Incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on May 4, 2012.

(4)
Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Amendment No. 3 to Form S-11/A (File No. 333-176841), filed on April 12, 2012.

(5)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable to the Company's Form 8-K (File No. 001-35517), filed on May 24, 2012.

(6)
Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ending September 30, 2012 (File No. 001-35517), filed on November 7, 2012.

(7)
Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K (File No. 001-35517), filed on May 15, 2013.

(8)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on July 30, 2013.

(9)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on August 30, 2013.

(10)
Incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q (File No. 001-35517), filed on November 13, 2013.

(11)
Incorporated by reference to Exhibits 10.6 and 10.7 to the Company's Form 8-K (File No. 001-35517), filed on September 6, 2013.

(12)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on November 25, 2013.

(13)
Incorporated by reference to Exhibit 10.10, 10.11, 10.12, 10.13, 10.14, 10.15, 10.17 and 10.18 to the Company's Form 10-K (File No. 001-35517), filed on March 17, 2014.

(14)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on January 31, 2014.

(15)
Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on March 14, 2014.

(16)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on April 2, 2014.

(17)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on April 15, 2014.

(18)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on May 6, 2014.

(19)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on June 3, 2014.

(20)
Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.6, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on July 31, 2014.

(21)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on August 18, 2014.

(22)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on August 19, 2014.

(23)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on December 1, 2014.

(24)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on December 12, 2014.

(25)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on December 18, 2014.

(26)
Incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q (File No. 001-35517), filed on November 10, 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ares Commercial Real Estate Corporation

        We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ares Commercial Real Estate Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 5, 2015

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2014	2013
ASSETS
Cash and cash equivalents ($47 related to consolidated VIEs as of December 31, 2014)	$16,551	$20,100
Restricted cash	66,121	16,954
Loans held for investment ($848,224 and $493,783 related to consolidated VIEs, respectively)	1,462,584	958,495
Loans held for sale, at fair value	203,006	89,233
Mortgage servicing rights, at fair value	58,889	59,640
Other assets ($3,438 and $2,552 of interest receivable related to consolidated VIEs, respectively; $18,352 of other receivables related to consolidated VIEs as of December 31, 2014)	60,502	32,493

Total assets	$1,867,653	$1,176,915

LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	552,799	264,419
Warehouse lines of credit	193,165	—
Convertible notes	68,395	67,815
Commercial mortgage-backed securitization debt (consolidated VIE)	219,043	395,027
Collateralized loan obligation securitization debt (consolidated VIE)	308,703	—
Allowance for loss sharing	12,349	16,480
Due to affiliate	2,735	2,796
Dividends payable	7,147	7,127
Other liabilities ($498 and $384 of interest payable related to consolidated VIEs, respectively)	22,431	17,035

Total liabilities	1,386,767	770,699

Commitments and contingencies (Note 8)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2014 and December 31, 2013, 28,586,915 and 28,506,977 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	284	284
Additional paid-in capital	420,344	419,405
Accumulated deficit	(17,674)	(13,473)

Total stockholders' equity	402,954	406,216
Non-controlling interests in consolidated VIEs	77,932	—

Total equity	480,886	406,216

Total liabilities and equity	$1,867,653	$1,176,915

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended December 31,
	2014	2013	2012
Net interest margin:
Interest income from loans held for investment	$70,495	$37,600	$9,278
Interest expense	(33,637)	(14,973)	(2,558)

Net interest margin	36,858	22,627	6,720

Mortgage banking revenue:
Servicing fees, net	16,399	5,754	—
Gains from mortgage banking activities	17,492	5,019	—
Provision for loss sharing	1,364	(6)	—
Change in fair value of mortgage servicing rights	(7,650)	(2,697)	—

Mortgage banking revenue	27,605	8,070	—

Gain on sale of loans	680	1,333	—

Total revenue	65,143	32,030	6,720

Expenses:
Management fees to affiliate	5,916	4,241	1,665
Professional fees	3,733	2,924	1,194
Compensation and benefits	18,649	5,456	—
Acquisition and investment pursuit costs	20	4,079	—
General and administrative expenses	9,252	3,955	1,285
General and administrative expenses reimbursed to affiliate	4,000	3,610	1,619

Total expenses	41,570	24,265	5,763
Changes in fair value of derivatives	—	1,739	(97)

Income from operations before gain on acquisition and income taxes	23,573	9,504	860
Gain on acquisition	—	4,438	—

Income before income taxes	23,573	13,942	860
Income tax expense (benefit)	(1,043)	176	—

Net income	24,616	13,766	860
Less loss attributable to Series A Convertible Preferred Stock:
Preferred dividends	—	—	(102)
Accretion of redemption premium	—	—	(572)

Net income attributable to ACRE	24,616	13,766	186
Net income attributable to non-controlling interests	(220)	—	—

Net income attributable to common stockholders	$24,396	$13,766	$186

Net income per common share:
Basic earnings per common share	$0.86	$0.72	$0.03

Diluted earnings per common share	$0.85	$0.72	$0.03

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,459,309	18,989,500	6,532,706
Diluted weighted average shares of common stock outstanding	28,585,022	19,038,152	6,567,309

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share data)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2011	—	$—	$6,600	$(163)	$6,437	$—	$6,437
Authorized increase in common stock	330,000	3	(3)	—	—	—	—
Private issuance of common stock	1,170,000	12	23,388	—	23,400	—	23,400
Sale of common stock	7,700,000	77	142,373	—	142,450	—	142,450
Stock-based compensation	67,162	—	338	—	338	—	338
Offering costs	—	—	(3,496)	—	(3,496)	—	(3,496)
Net income	—	—	—	186	186	—	186
Dividends declared	—	—	—	(3,877)	(3,877)	—	(3,877)

Balance at December 31, 2012	9,267,162	$92	$169,200	$(3,854)	$165,438	$—	$165,438

Sale of common stock	18,601,590	186	250,501	—	250,687	—	250,687
Issuance of common stock-acquisition of ACRE Capital	588,235	6	7,506	—	7,512	—	7,512
Offering costs	—	—	(8,412)	—	(8,412)	—	(8,412)
Stock-based compensation	49,990	—	524	—	524	—	524
Net income	—	—	—	13,766	13,766	—	13,766
2015 Convertible Notes	—	—	86	—	86	—	86
Dividends declared	—	—	—	(23,385)	(23,385)	—	(23,385)

Balance at December 31, 2013	28,506,977	$284	$419,405	$(13,473)	$406,216	$—	$406,216

Stock-based compensation	79,938	—	939	—	939	—	939
Net income	—	—	—	24,396	24,396	220	24,616
Dividends declared	—	—	—	(28,597)	(28,597)	—	(28,597)
Contributions from non-controlling interests	—	—	—	—	—	77,712	77,712

Balance at December 31, 2014	28,586,915	$284	$420,344	$(17,674)	$402,954	$77,932	$480,886

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2014	2013	2012
Operating activities:
Net income	$24,616	$13,766	$860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	8,195	1,922	698
Change in mortgage banking activities	(7,955)	(3,110)	—
Change in fair value of mortgage servicing rights	7,650	2,697	—
Accretion of deferred loan origination fees and costs	(3,661)	(2,366)	(400)
Provision for loss sharing	(1,364)	6	—
Cash paid to settle loss sharing obligations	(2,581)	(2,040)	—
Originations of mortgage loans held for sale	(497,258)	(84,150)	—
Sale of mortgage loans held for sale to third parties	302,886	102,363	—
Stock-based compensation	939	524	338
Changes in fair value of derivatives	—	(1,739)	97
Amortization of convertible notes issuance costs	941	826	—
Accretion of convertible notes	580	526	—
Gain on acquisition	—	(4,438)	—
Depreciation expense	160	38	—
Deferred tax expense (benefit)	93	61	—
Changes in operating assets and liabilities:
Restricted cash	(43,811)	1,648	—
Other assets	(10,892)	(4,414)	(2,508)
Due to affiliate	(61)	1,476	1,089
Other liabilities	(1,391)	1,848	1,778

Net cash provided by (used in) operating activities	(222,914)	25,444	1,952

Investing activities:
Issuance of and fundings on loans held for investment	(711,136)	(675,607)	(351,875)
Principal repayment of loans held for investment	193,867	66,920	180
Issuance of a mortgage loan held for sale	—	(84,769)	—
Proceeds from sale of a mortgage loan held for sale	80,197	—	—
Receipt of origination fees	7,082	6,058	3,540
Acquisition of ACRE Capital, net of cash acquired	—	(58,258)	—
Purchases of property and equipment	(823)	(41)	—
Payments for acquisition of intangible assets	(1,008)	—	—
Payments for acquisition of mortgage servicing rights	(1,259)	—	—

Net cash used in investing activities	(433,080)	(745,697)	(348,155)

Financing activities:
Proceeds from secured funding agreements	1,143,342	703,154	278,353
Repayments of secured funding agreements	(854,962)	(582,991)	(134,097)
Secured funding costs	(10,841)	(7,033)	(2,323)
Proceeds from issuance of debt of consolidated VIEs	308,703	395,027	—
Repayments of debt of consolidated VIEs	(175,984)	—	—
Proceeds from issuance of common stock	—	250,687	165,850
Payment of offering costs	(113)	(8,834)	(3,448)
Proceeds from warehouse lines of credit	544,011	97,676	—
Repayments of warehouse lines of credit	(350,846)	(112,148)	—
Proceeds from convertible debt	—	—	69,000
Convertible notes issuance costs	—	—	(2,748)
Dividends paid	(28,577)	(18,575)	(1,560)
Proceeds from issuance of Series A convertible preferred stock	—	—	5,723
Redemption of Series A convertible preferred stock	—	—	(6,295)
Series A preferred dividend	—	—	(102)
Contributions from non-controlling interests	77,712	—	—

Net cash provided by financing activities	652,445	716,963	368,353

Change in cash and cash equivalents	(3,549)	(3,290)	22,150
Cash and cash equivalents, beginning of period	20,100	23,390	1,240

Cash and cash equivalents, end of period	$16,551	$20,100	$23,390

Supplemental Information:
Interest paid during the period	$23,870	$11,317	$1,254
Income taxes paid during the period	$430	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Dividends payable	$7,147	$7,127	$2,316
Deferred financing and offering costs	$—	$174	$244
Notes receivable related to consolidated VIEs	$16,116	$—	$—
Issuance of common stock for acquisition of ACRE Capital	$—	$7,512	$—
Fair value of assets acquired from ACRE Capital, net of cash acquired	$—	$112,609	$—
Fair value of liabilities assumed from ACRE Capital	$—	$48,401	$—

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2014
(in thousands, except share and per share data, percentages and as otherwise indicated)

1.     ORGANIZATION

        Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the "Company" or "ACRE") is a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). Through Ares Commercial Real Estate Management LLC ("ACREM" or the Company's "Manager"), a Securities and Exchange Commission ("SEC") registered investment adviser and a subsidiary of Ares Management L.P. (NYSE: ARES) ("Ares Management"), a publicly traded, leading global alternative asset manager, it has investment professionals strategically located across the United States and Europe who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate ("CRE") properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the "IPO") in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement (the "Management Agreement").

        In the Company's principal lending business, it is primarily focused on directly originating, managing and servicing a diversified portfolio of CRE debt-related investments for the Company's own account. The Company's target investments in its principal lending business include senior loans, bridge loans, subordinated debt, preferred equity and other CRE-related investments. These investments, which are referred to as the Company's "principal lending target investments," are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior-living and other commercial real estate properties, or by ownership interests therein.

        The Company is also engaged in the mortgage banking business through its wholly owned subsidiary, ACRE Capital LLC ("ACRE Capital"), which the Company believes is complementary to its principal lending business. In this business segment, the Company primarily originates, sells and services multifamily and senior-living related loans under programs offered by government and government-sponsored enterprises ("GSEs"), such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, "HUD"). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS") lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing ("MAP") and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While the Company earns little interest income from these activities as it generally only holds loans for short periods, the Company receives origination fees when it closes loans and sale premiums when it sells loans. The Company also retains the rights to service the loans, which are known as mortgage servicing rights ("MSRs") and receives fees for such servicing during the life of the loans, which generally last ten years or more.

        The Company has elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2012. The Company generally will not be subject to U.S. federal income taxes on its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that it annually distributes all of its REIT taxable income to stockholders and complies with various other requirements as a REIT.

2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles ("GAAP") and include the accounts of the Company, the consolidated variable interest entities ("VIEs") that the Company controls and of which the Company is the primary beneficiary, and the Company's wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company's results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated.

Variable Interest Entities

        The Company evaluates all of its interests in VIEs for consolidation. When the Company's interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"), defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary and it does not consolidate the VIE.

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

        The Company performs an ongoing reassessment of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding its involvement with a VIE causes the Company's consolidation conclusion regarding the VIE to change. See Note 17 included in these financial statements for further discussion of the Company's VIEs.

Segment Reporting

        The Company has two reportable business segments: principal lending and mortgage banking. See Note 19 included in these consolidated financial statements for further discussion of the Company's reportable business segments.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation. Accounts payable and accrued expenses have been reclassified into other liabilities in the consolidated statements of cash flows. Gains attributable to fair value of future servicing rights, change in fair value of loan commitments and change in fair value of forward sale commitments have been reclassified into change in mortgage banking activities in the consolidated statements of cash flows. Other interest expense related to the 2015 Convertible Notes (defined below) has been reclassified into interest expense, other interest expense related to the Warehouse Lines of Credit (as defined in Note 6 included in these consolidated financial statements) has been reclassified into gains from mortgage banking activities and other interest expense related to escrow accounts has been reclassified into servicing fees, net in the consolidated statements of operations. As of December 31, 2014, the Company no longer presents other interest expense in its consolidated statements of operations.

Cash and Cash Equivalents

        Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and statements of cash flows.

Restricted Cash

        Restricted cash includes escrow deposits for taxes, insurance, leasing outlays, capital expenditures, tenant security deposits and payments required under certain loan agreements. These escrow deposits are held on behalf of the respective borrowers and are offset by escrow liabilities included in other liabilities in the consolidated balance sheets. In connection with its mortgage banking business, the Company held restricted cash, which consisted of reserves that are a requirement of the Fannie Mae DUS program and borrower deposits, which represent funds that were collected for the processing of the borrowers loan applications and loan commitments.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash, loans held for investment, MSRs, loans held for sale, interest receivable and derivative financial instruments. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the FDIC-insured limit. The Company has exposure to credit risk on its loans held for investment and through its subsidiary ACRE Capital, the Company has exposure on credit risk on loans held for sale and the servicing portfolio whereby ACRE Capital shares in the risk of loss (see Note 7 included in these consolidated financial statements). The Company and the Company's Manager seek to manage credit risk by performing due diligence prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate.

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

        In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2014, 2013 and 2012, with respect to the Company's loans held for investment, no impairment charges have been recognized.

        Preferred equity investments, which are subordinate to any loans but senior to common equity, are accounted for as loans held for investment and are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired, and are included within loans held for investment in the Company's consolidated balance sheets. The Company accretes or amortizes any discounts or premiums over the life of the related loan receivable utilizing the effective interest method.

Loans Held for Sale

        Through its subsidiaries, including ACRE Capital, ACRC Lender W TRS LLC ("ACRC W TRS") and ACRC Lender U TRS LLC ("ACRC U TRS"), the Company originates mortgage loans held for sale, which are recorded at fair value and accounted for under FASB ASC Topic 860, Transfers and Servicing. The holding period for loans originated by ACRE Capital is approximately 30 days. The carrying value of the mortgage loans sold is reduced by the value allocated to the associated retained MSRs based on relative fair value at the time of the sale. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the adjusted value of the related mortgage loans sold.

        Although the Company generally holds its target investments as long-term investments within its principal lending business, the Company may occasionally classify some of its investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale, at fair value in the Company's consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. As of December 31, 2014, the Company did not have any loans held for sale in its principal lending business. As of December 31, 2013, the Company had one loan held for sale in its principal lending business of $84.8 million, net of deferred fees, included in the $89.2 million of loans held for sale in the consolidated balance sheets.

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

Intangible Assets

        Intangible assets consist of ACRE Capital's licenses permitting it to participate in programs offered by Fannie Mae, Freddie Mac and HUD (including Ginnie Mae). These licenses are intangible assets with indefinite lives. The Company evaluates identified intangibles for impairment annually or if other events or circumstances indicate that the carrying value may be impaired.

Debt Issuance Costs

        Debt issuance costs under the Company's indebtedness are capitalized and amortized over the terms of the respective debt instrument. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization, the related unamortized debt issuance costs are charged to expense based on a pro-rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense in the Company's consolidated statements of operations while the unamortized balance is included within other assets in the Company's consolidated balance sheets.

Derivative Financial Instruments

        The Company does not hold or issue derivative instruments for trading purposes. The Company recognizes derivatives on its consolidated balance sheets, measures them at their estimated fair value and recognizes changes in their estimated fair value in the Company's consolidated statements of operations for the period in which the change occurs.

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

        On December 19, 2012, the Company issued unsecured 7.00% Convertible Senior Notes that mature in 2015 (the "2015 Convertible Notes"). The conversion features of the 2015 Convertible Notes were deemed to be an embedded derivative under FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, the Company was required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. Prior to June 26, 2013, the Company recognized the embedded derivative as a liability on its balance sheet, measured at its estimated fair value and recognized changes in its estimated fair value within changes in fair value of derivatives in the Company's consolidated statements of operations for the period in which the change occurs. See Note 9 included in these consolidated financial statements for information on the derivative liability reclassification.

Fair Value Measurements

        GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The financial instruments recorded at fair value on a recurring basis in the Company's consolidated financial statements are derivative financial instruments, MSRs and loans held for sale. The Company has not elected the fair value option for certain other financial instruments, including loans held for investment, secured funding agreements and other debt instruments. Such financial instruments are carried at cost. Fair value is separately disclosed (see Note 14 included in these consolidated financial statements).

Allowance for Loss Sharing

        When a loan is sold under the Fannie Mae DUS program, ACRE Capital undertakes an obligation to partially guarantee the performance of the loan. The date ACRE Capital commits to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. Subsequent to the initial commitment date, the Company monitors the performance of each loan for events or circumstances which may signal a liability to be recognized if there is a probable and estimable loss. The initial fair value of the guarantee is estimated by examining historical loss share experienced in the ACRE Capital Fannie Mae DUS portfolio since inception. The initial fair value of the guarantee is included within the provision for loss sharing in the Company's consolidated statements of operations. These historical loss shares serve as a basis to derive a loss share rate which is then applied to the current ACRE Capital DUS portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis).

Servicing Fee Payable

        ACRE Capital provides additional payments to certain personnel by providing them with a percentage of the servicing fee revenue that is earned by ACRE Capital, which is initially recorded as a liability when ACRE Capital commits to make a loan to a borrower. The initial fair value of the liability represents the expected net cash payments over the life of the related mortgage loan that are discounted at a rate that reflects the credit and liquidity risk of the related MSR. ACRE Capital incurs an expense over the life of each loan as long as the related loan is performing. If a particular loan is not performing, the recipient will not receive the additional compensation on that loan, and if a loss sharing event is triggered, the recipient will not receive a portion of the additional compensation on other loans. The servicing fee payable is included within other liabilities in the consolidated balance sheets. The initial fair value of the related expense is included within gains from mortgage banking activities and the changes in the fair value of the servicing fee payable over the life of the related mortgage loan is included within servicing fee revenue on a net basis in the consolidated statements of operations in the period in which the change occurs.

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

        A reconciliation of the Company's interest income from loans held for investment, excluding non-controlling interests, to the Company's interest income from loans held for investment as included within its consolidated statements of operations is as follows:

$ in thousands	For the year ended December 31, 2014
Interest income from loans held for investment	$70,495
Interest income from non-controlling interest investment held by third parties	(307)

Interest income from loans held for investment, excluding non-controlling interests	$70,188

        Servicing fees are earned for servicing mortgage loans, including all activities related to servicing the loans, and are recognized as services are provided over the life of the related mortgage loan. Also included in servicing fees are the net fees earned on borrower prepayment penalties and interest earned on borrowers' escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid, changes in the fair value of the servicing fee payable and interest expense related to escrow accounts.

        Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans originated, interest income and fees earned on loans held for sale, changes to the fair value of derivative financial instruments attributable to the loan commitments and forward sale commitments and reduced by the expense related to the initial fair value of the servicing fee payable and the interest expense related to the Warehouse Lines of Credit (as defined in Note 6 included in these consolidated financial statements). The initial fair value of MSRs, loan origination fees, gain on the sale of loans originated, certain direct loan origination costs for loans held for sale and the expenses related to the initial fair value of the servicing fee payable are recognized when ACRE Capital commits to make a loan to a borrower. When the Company settles a sale agreement and transfers the mortgage loan to the buyer, the Company recognizes a MSR asset equal to the present value of the expected net cash flows associated with the servicing of loans sold.

Net Interest Margin and Interest Expense

        Net interest margin within the consolidated statements of operations is a measure that is specific to the Company's principal lending business and serves to measure the performance of the principal lending segment's loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its secured funding agreements, securitizations debt and the 2015 Convertible Notes in net interest margin. As of December 31, 2014, 2013 and 2012, interest expense is comprised of the following:

	As of December 31,
	2014	2013	2012
Secured funding agreements and securitizations debt	$27,299	$8,774	$2,342
Convertible notes	6,338	6,199	216

Interest expense	$33,637	$14,973	$2,558

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

        Certain ACRE Capital employees were granted restricted stock that vest in proportion to various financial performance targets being met over a specified period of time. The fair value of the performance based restricted stock granted is recorded to expense on an accelerated basis, using the accelerated attribution method, over the performance period for the award, with an offsetting increase in stockholders' equity. For performance based measures, compensation expense, net of estimated forfeitures, is recorded based on the Company's estimate of the probable achievement of such measures.

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

        In connection with the acquisition of ACRE Capital, the Company created a wholly owned subsidiary, ACRE Capital Holdings LLC ("TRS Holdings"), to hold the common units of ACRE Capital. The Company formed a wholly owned subsidiary in December 2013, ACRC W TRS and in March 2014, ACRC U TRS in order to issue and hold certain loans intended for sale. The Company currently owns 100% of the equity of TRS Holdings, ACRC U TRS and ACRC W TRS. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary ("TRS") elections were made with respect to TRS Holdings, ACRC W TRS and ACRC U TRS. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm's-length basis.

        For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company's GAAP consolidated earnings recognized by TRS Holdings, ACRC U TRS and ACRC W TRS.

        FASB ASC Topic 740, Income Taxes ("ASC 740"), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2014 and 2013, based on the Company's evaluation, there is no reserve for any uncertain income tax positions. TRS Holdings, ACRC U TRS and ACRC W TRS recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

        For the years ended December 31, 2014, 2013 and 2012, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Earnings per Share

        The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company's restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock and convertible debt, except when doing so would be anti-dilutive. With respect to the 2015 Convertible Notes, the Company has the ability and intention to settle the principal in cash and to settle any amount above par in shares of the Company's common stock if the conversion options were exercised. As such, the Company is applying the treasury stock method when determining the dilutive impact on earnings per share.

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

Costs Associated with Restructuring Activities

        The Company began restructuring and relocating certain ACRE Capital support services during the three months ended March 31, 2014. The Company incurred costs related to these restructuring activities, including employee termination costs and office relocation costs. The employee termination costs are associated with the severance of certain employees, retention bonuses and guaranteed bonuses to certain key employees, insurance and outplacement, which will be accounted for on a straight-line basis over the period from notification through each employee's termination date. If employees are required to render service (beyond a minimum retention period) in order to receive the termination benefits, a liability for employee termination costs is measured initially at the communication date based on its fair value, as of the termination date, and recognized ratably over the future service period. Office relocation costs include costs that will be incurred in the physical move of offices and incremental rent costs, which will be expensed when space is vacated. The costs incurred to date are included within general and administrative expenses in the Company's consolidated statements of operations.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition." Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

        In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging (Topic 815)." The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. The amendments in ASU No. 2014-16 are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted; however, the Company does not plan to early adopt this ASU. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

3.     LOANS HELD FOR INVESTMENT

        As of December 31, 2014, the Company had originated or co-originated 46 CRE middle market loans, excluding 11 loans that were repaid since inception. The aggregate originated commitment under these loans at closing was approximately $1.6 billion and outstanding principal was $1.5 billion as of December 31, 2014. During the year ended December 31, 2014, the Company funded approximately $717.4 million of outstanding principal and received repayments of $210.0 million of outstanding principal as described in more detail in the tables below. Such investments are referred to herein as the Company's investment portfolio. As of December 31, 2014, 68.7% of the Company's loans have LIBOR floors, with a weighted average floor of 0.29%, calculated based on loans with LIBOR floors. References to LIBOR or "L" are to 30-day LIBOR (unless otherwise specifically stated).

        The Company's investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize the Company's loans held for investment as of December 31, 2014 and 2013:

	December 31, 2014
$ in thousands	Carrying Amount(1)	Outstanding Principal(1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield(2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,156,476	$1,164,055	4.5%	5.0%	2.1
Subordinated debt and preferred equity investments	228,499	231,226	10.3%	10.7%	6.1

Total investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975	$1,395,281	5.5%	6.0%	2.8

	December 31, 2013
$ in thousands	Carrying Amount(1)	Outstanding Principal(1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield(2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$867,578	$873,781	5.1%	5.6%	2.4
Subordinated debt and preferred equity investments	90,917	91,655	9.8%	10.2%	3.6

Total investment portfolio (excluding non-controlling interests held by third parties)	$958,495	$965,436	5.5%	6.0%	2.5

(1)
The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2014 and 2013 as weighted by the Outstanding Principal balance of each loan.

        A reconciliation of the Company's investment portfolio excluding non-controlling interests compared to the Company's loans held for investment as included within its consolidated balance sheets is as follows:

As of December 31, 2014
$ in thousands	Carrying Amount
Loans held for investment	$1,462,584
Non-controlling interest investment held by third parties	(77,609)

Total investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975

        A more detailed listing of the Company's investment portfolio, based on information available as of December 31, 2014 is as follows:

(amounts in millions, except percentages)

Loan Type	Location	Outstanding Principal(1)	Carrying Amount(1)	Interest Rate		Unleveraged Effective Yield(2)	Maturity Date(3)	Payment Terms(4)
Transitional Senior Mortgage Loans:
Office	CA	$75.0	$74.5	L+3.75%		4.2%	Aug 2017	I/O
Retail	IL	70.0	69.5	L+4.25%		4.9%	Aug 2017	I/O
Office	TX	61.7	60.9	L+5.00%		6.1%	Jan 2017	I/O
Multifamily	GA	45.8	45.8	L+4.95%	(5)	5.7%	Apr 2016	I/O
Mixed-use	IL	45.1	44.4	L+3.60%		4.2%	Oct 2018	I/O
Multifamily	TX	44.7	44.6	L+3.75%		4.5%	July 2016	I/O
Multifamily	GA	38.4	38.4	L+4.95%	(5)	5.7%	Apr 2016	I/O
Industrial	MO/KS	38.0	37.7	L+4.30%		5.1%	Jan 2017	I/O
Multifamily	NY	37.8	37.5	L+5.00%		6.1%	Oct 2017	I/O
Multifamily	TX	35.4	35.3	L+4.70%		5.6%	Apr 2016	I/O
Multifamily	FL	35.2	35.0	L+3.75%		4.7%	Mar 2017	I/O
Multifamily	TX	34.9	34.8	L+3.75%		4.5%	July 2016	I/O
Office	FL	32.8	32.6	L+3.65%		4.0%	Oct 2017	I/O
Office	OH	30.0	29.9	L+5.35%- L+5.00%	(6)	6.0%	Nov 2015	I/O
Retail	IL	29.0	28.7	L+3.25%		3.9%	Sep 2018	I/O
Office	CA	27.7	27.5	L+4.50%		5.2%	Apr 2017	I/O
Office	OR	27.4	27.1	L+3.75%		4.4%	Oct 2018	I/O
Multifamily	NY	27.0	26.7	L+3.75%		4.4%	Oct 2017	I/O
Multifamily	TX	27.2	27.1	L+3.65%		4.4%	Jan 2017	I/O
Office	KS	25.5	25.4	L+5.00%		5.8%	Mar 2016	I/O
Mixed-use	NY	26.0	25.9	L+4.25%		4.8%	Aug 2017	I/O
Multifamily	TX	24.9	24.7	L+3.65%		4.4%	Jan 2017	I/O
Multifamily	GA	23.5	23.5	L+4.95%	(5)	5.7%	Apr 2016	I/O
Multifamily	AZ	21.8	21.8	L+4.25%		5.9%	Sep 2015	I/O
Multifamily	GA	21.6	21.4	L+3.85%		4.8%	May 2017	I/O
Industrial	CA	19.9	19.7	L+5.25%		6.1%	May 2017	I/O
Industrial	VA	19.0	18.9	L+5.25%		6.4%	Dec 2015	I/O
Office	CO	16.8	16.6	L+3.95%		4.6%	Dec 2017	I/O
Office	CA	15.6	15.5	L+3.75%		4.5%	July 2016	I/O
Office	CA	14.8	14.7	L+4.50%		5.3%	July 2016	I/O
Multifamily	NC	14.9	14.8	L+4.00%		4.8%	Apr 2017	I/O
Multifamily	NY	13.7	13.6	L+3.85%		4.4%	Nov 2017	I/O
Multifamily	FL	13.7	13.6	L+3.80%		4.6%	Feb 2017	I/O
Mixed-use	NY	12.6	12.4	L+3.95%		4.7%	Sep 2017	I/O
Multifamily	FL	11.2	11.1	L+3.75%		4.6%	Apr 2017	I/O

Loan Type	Location	Outstanding Principal(1)	Carrying Amount(1)	Interest Rate		Unleveraged Effective Yield(2)	Maturity Date(3)	Payment Terms(4)
Multifamily	FL	10.9	10.8	L+3.80%		4.6%	Feb 2017	I/O
Stretch Senior Mortgage Loans:
Office	FL	47.3	47.3	L+5.25%	(7)	5.4%	Apr 2016	I/O
Industrial	OH	32.7	32.4	L+4.20%		4.7%	May 2018	I/O
Office	CA	14.5	14.4	L+4.75%		5.7%	Feb 2016	I/O
Subordinated Debt and Preferred Equity Investments:
Office	IL	37.0	36.8	8.75%		9.1%	Aug 2016	I/O
Multifamily	NY	33.3	33.1	L+8.07%	(8)	8.5%	Jan 2019	I/O
Multifamily	GA and FL	34.8	34.2	L+11.85%	(9)	12.3%	June 2021	I/O
Office	GA	14.3	14.3	9.5%	(10)	9.5%	Aug 2017	I/O
Mixed-use	NY	14.6	14.5	11.50%	(11)	11.9%	Nov 2016	I/O
Multifamily	TX	4.9	4.8	L+11.00%	(12)	11.6%	Oct 2016	I/O
Various	Diversified(13)	92.4	90.8	10.95%		11.4%	Dec 2024	I/O

Total/Average		$1,395.3	$1,385.0			6.0%

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of December 31, 2014 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2014 as weighted by the Outstanding Principal balance of each loan.

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

(4)
I/O = interest only. Amortization begins on the transitional senior Missouri/Kansas loan with an outstanding principal of $38.0 million in January 2015 and on the transitional senior New York loan with an outstanding principal of $37.8 million in October 2016, respectively, as of December 31, 2014. Amortization begins on the stretch senior Ohio loan with an outstanding principal as of December 31, 2014 of $32.7 million in May 2017. The remainder of the loans in the Company's principal lending portfolio are non-amortizing through their primary terms.

(5)
These loans were originally structured as an A/B note in a cross collateralized loan pool with the Company holding the B-note. In connection with the commercial mortgage-backed securities ("CMBS") financing on November 19, 2013, the Company purchased the A-note and modified and split the combined loan into individual senior whole loans.

(6)
The initial interest rate for this loan of L+5.35% steps down based on performance hurdles to L+5.00%.

(7)
In March 2014, the Company entered into a loan modification that extended the loan for a term of two years and lowered the interest rate to L+5.25%.

(8)
In March 2014, the $85.2 million (outstanding principal) senior loan held for sale by the Company was restructured whereby the principal balance was reduced from $85.2 million to $80.4 million and total commitment was decreased from $93.8 million to $88.4 million. The senior loan was subsequently sold to third party purchasers. The transaction qualified for sale accounting under FASB ASC Topic 860, Transfers and Servicing. The origination and exit fees associated with the senior loan were not restructured and the Company retained the right to a portion of the origination and the exit fees. Upon the sale of the senior loan, the Company recorded a $680 thousand (net of expenses) gain on sale of loans in its consolidated statements of operations. The $28.4 million (outstanding principal) mezzanine loan retained by the Company was also restructured whereby the principal balance was increased from $28.4 million to $33.3 million and total commitment was increased from $31.3 million to $36.6 million. In connection with the restructuring of the mezzanine loan, the interest rate decreased from L+9.90% with a LIBOR floor of 0.17% to L+7.46% with a LIBOR floor of 0.17%. The principal balance, interest rate and unleveraged effective yield of the mezzanine loan may change further based on certain asset-level performance hurdles being met. Due to asset-level performance hurdles being met, the interest rate for this loan increased to L+8.07% on December 22, 2014.

(9)
The preferred return is L+11.85% with 2.00% as payment-in-kind ("PIK"), to the extent cash flow is not available. There is no capped dollar amount on accrued PIK.

(10)
The interest rate for this loan decreased to 9.50% on December 15, 2014.

(11)
The interest rate is 11.50% with a 9.00% current pay and up to a capped dollar amount as PIK based on the borrower's election.

(12)
The preferred return is L+11.00% with an L+ 9.00% current pay and up to a capped dollar amount as PIK.

(13)
The preferred equity investment is in an entity whose assets are comprised of multifamily, student housing, medical office and self-storage properties.

        For the years ended December 31, 2014 and 2013, the activity in the Company's loan portfolio was as follows ($ in thousands):

Balance at December 31, 2012	$353,500
Initial funding	640,384
Receipt of origination fee, net of costs	(6,058)
Additional funding	35,223
Amortizing payments	(150)
Loan payoffs	(66,770)
Origination fee accretion	2,366

Balance at December 31, 2013	$958,495

Initial funding	637,222
Receipt of origination fee, net of costs	(7,026)
Additional funding	80,215
Loan payoffs	(209,983)
Origination fee accretion	3,661

Balance at December 31, 2014	$1,462,584

        No impairment charges have been recognized during the years ended December 31, 2014, 2013 and 2012.

4.     MORTGAGE SERVICING RIGHTS

        MSRs represent servicing rights retained by ACRE Capital for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. ACRE Capital generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, ACRE Capital is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of December 31, 2014 and 2013, the carrying value of MSRs was approximately $58.9 million and $59.6 million, respectively. As of December 31, 2014 and 2013, ACRE Capital had a servicing portfolio consisting of 976 and 1,000 loans, respectively, with an unpaid principal balance of $4.1 billion and $3.7 billion, respectively.

        Activity related to MSRs for the years ended December 31, 2014 and 2013 was as follows ($ in thousands):

MSRs acquired in the ACRE Capital acquisition (See Note 18)	$61,236
Additions, following sale of loan	2,385
Changes in fair value	(2,697)
Prepayments and write-offs	(1,284)

Balance at December 31, 2013	$59,640

MSRs acquired in asset acquisition (See Note 18)	1,259
Additions, following sale of loan	7,853
Changes in fair value	(7,650)
Prepayments and write-offs	(2,213)

Balance at December 31, 2014	$58,889

        As discussed in Note 2 included in these consolidated financial statements, the Company determines the fair values of the MSRs based on discounted cash flow models that calculate the present value of estimated future net servicing income. The fair values of ACRE Capital's MSRs are subject to changes in discount rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital's MSRs outstanding as of December 31, 2014 and 2013 by approximately $1.8 million.

5.     INTANGIBLE ASSETS

        As of December 31, 2014 and 2013, the carrying values of the Company's intangible assets, as described in Note 2, were $6.0 million and $5.0 million, respectively, which are included within other assets in the Company's consolidated balance sheets. On August 5, 2014, ACRE Capital was approved and granted a license by Freddie Mac as a Program Plus® Seller/Servicer for multifamily loans under which ACRE Capital is authorized to sell and service Freddie Mac loans secured by multifamily properties located in New York and Princeton, New Jersey. ACRE Capital can also sell and service Freddie Mac loans secured by multifamily properties located outside of its approved geographic area if it obtains a waiver from Freddie Mac. As a Program Plus® Seller/Servicer, ACRE Capital is approved to originate and sell to Freddie Mac multifamily loans that satisfy Freddie Mac's underwriting and other eligibility requirements. Under the program, ACRE Capital submits its completed loan underwriting package to Freddie Mac and obtains Freddie Mac's commitment to purchase the loan at a specified price after closing. Ultimately, Freddie Mac performs its own underwriting of loans that ACRE Capital sells to it. Freddie Mac may choose to hold, sell, or later securitize such loans. ACRE Capital does not have any material risk-sharing arrangements on loans it sells to Freddie Mac under Program Plus®.

        As of December 31, 2014, the carrying value of the Company's intangible assets of $6.0 million includes the Freddie Mac Program Plus® Seller/Servicer license with a carrying value of $1.0 million. The identified intangible assets have indefinite lives and are not subject to amortization. The Company performs an annual assessment of impairment of its intangible assets in the fourth quarter of each year or whenever events or circumstances make it more likely than not that impairment may have occurred. For the years ended December 31, 2014 and 2013, no impairment charges have been recognized.

6.     DEBT

Financing Facilities

        The Company borrows funds under the ASAP Line of Credit and the BAML Line of Credit (the "Warehouse Lines of Credit"), and the Wells Fargo Facility, the Citibank Facilities, the Capital One Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined below and collectively, the "Secured Funding Agreements"). The Company refers to the Warehouse Lines of Credit and the Secured Funding Agreements as the "Financing Facilities"). As of December 31, 2014 and 2013, the outstanding balances and total commitments under the Financing Facilities consisted of the following:

	As of December 31,
	2014			2013
$ in thousands	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$120,766	$225,000		$166,934	$225,000
December 2011 Citibank Facility	—	—		97,485	125,000
December 2014 Citibank Facility	93,432	250,000		—	—
Capital One Facility	—	100,000		—	100,000
March 2014 CNB Facility	42,000	50,000		—	—
July 2014 CNB Facility	75,000	75,000		—	—
MetLife Facility	144,673	180,000		—	—
April 2014 UBS Facility	19,685	140,000		—	—
December 2014 UBS Facility	57,243	57,243		—	—
ASAP Line of Credit	58,469	80,000	(1)	—	105,000
BAML Line of Credit	134,696	180,000	(2)	—	80,000

Total	$745,964	$1,337,243		$264,419	$635,000

(1)
The commitment amount is subject to change at any time at Fannie Mae's discretion.

(2)
The BAML Line of Credit's commitment size increased to $180.0 million for the period November 25, 2014 through January 26, 2015.

        Some of the Company's Financing Facilities are collateralized by i) assignments of specific loans or a pool of loans held for investment or loans held for sale owned by us, ii) interests in the subordinated portion of our securitized debt, or iii) interests in wholly owned entity subsidiaries that hold our loans held for investment. The Financing Facilities (excluding the Warehouse Lines of Credit) are guaranteed by the Company. Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Financing Facilities used to fund them.

Wells Fargo Facility

        The Company is party to a master repurchase funding facility arranged by Wells Fargo Bank, National Association (as amended and restated, the "Wells Fargo Facility"), which allows the Company to borrow up to $225.0 million. In December 2014, the Company amended and restated the Wells

Fargo Facility to, among other things, extend the maturity date from December 14, 2014 to December 14, 2015 and waive the non-utilization fee from December 14, 2014 through April 14, 2015. Provided that certain conditions are met and applicable extension fees are paid, the maturity date is subject to two 12-month extension options. Under the Wells Fargo Facility, we are permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00%-2.50%. Subject to the waiver set forth above, the Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the years ended December 31, 2014 and 2013, the Company incurred a non-utilization fee of $213 thousand and $218 thousand, respectively. As of December 31, 2014 and 2013, the outstanding balance on the Wells Fargo Facility was $120.8 million and $166.9 million, respectively.

        The Wells Fargo Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company's subsidiaries, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the Wells Fargo Facility.

Citibank Facilities

  December 2011 Citibank Facility

        The Company was party to a secured revolving funding facility with Citibank, N.A. (as amended, the "December 2011 Citibank Facility"), which allowed the Company to borrow up to $250.0 million. The Company was permitted to borrow funds under the December 2011 Citibank Facility to finance qualifying senior commercial mortgage loans and A-Notes, subject to available collateral. Under the December 2011 Citibank Facility, the Company borrowed funds on a revolving basis in the form of individual loans. Each individual loan was secured by an underlying loan originated by the Company. Amounts outstanding under each individual loan accrued interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.25% to 2.75% (subject to a 0.50% LIBOR floor for one mortgage loan pledged on the December 2011 Citibank Facility), based on the debt yield of the assets securing the December 2011 Citibank Facility. The final repayment date on which a payment of principal was contractually obligated to be made in respect of each mortgage loan pledged under the December 2011 Citibank Facility was the earlier of the latest date on which a payment of principal was contractually obligated to be made in respect of each mortgage loan pledged under the Citibank Facility or December 2, 2018. As of December 31, 2013, the outstanding balance on the December 2011 Citibank Facility was $97.5 million.

        The December 2011 Citibank Facility was replaced in its entirety by the December 2014 Citibank Facility (defined below).

  December 2014 Citibank Facility

        In December 2014, the Company entered into a $250.0 million master repurchase facility (the "December 2014 Citibank Facility" and together with the December 2011 Citibank Facility, the "Citibank Facilities") with Citibank, N.A. Under the December 2014 Citibank Facility, the Company has sold, and must later repurchase, qualifying senior commercial mortgage loans and A-Notes approved by Citibank, N.A. in its sole discretion. Advances under the December 2014 Citibank Facility accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.00% to 2.50%, subject to certain exceptions. Under the December 2014 Citibank Facility, the maturity date is December 8, 2016, subject to three 12-month extensions assuming no existing defaults under the December 2014 Citibank Facility and the payment of an extension fee. As of December 31, 2014, the outstanding balance on the December 2014 Citibank Facility was $93.4 million. The Company incurred a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facilities. For the years ended December 31, 2014 and 2013, the Company incurred a non-utilization fee of $316 thousand and $164 thousand, respectively.

        The Citibank Facilities contain various affirmative and negative covenants applicable to the Company and certain of the Company's subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company's tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company's recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company's total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company's total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facilities, the Company may be required to repay certain amounts under the Citibank Facilities. The Citibank Facilities also prohibit the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the December 2014 Citibank Facility.

Capital One Facility

        The Company is party to a secured revolving funding facility with Capital One, National Association (as amended, the "Capital One Facility"), which allows the Company to borrow up to $100.0 million. The Company is permitted to borrow funds under the Capital One Facility to finance qualifying senior commercial mortgage loans, subject to available collateral. Under the Capital One Facility, the Company borrows funds on a revolving basis in the form of individual notes evidenced by individual loans. Each individual loan is secured by an underlying loan originated by the Company. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR, plus (ii) a pricing margin of 2.00% to 3.50%. The Company may request individual loans under the Capital One Facility through and including May 18, 2015, subject to successive 12-month extension options at the lender's discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. As of

December 31, 2014 and December 31, 2013, there was no outstanding balance on the Capital One Facility. The Company does not incur a non-utilization fee under the terms of the Capital One Facility.

        The Capital One Facility contains various affirmative and negative covenants applicable to the Company and certain of the Company's subsidiaries, including the following for so long as there is any outstanding balance on the Capital One Facility: (a) maintaining a ratio of debt to tangible net worth of not more than 3.00 to 1.00, (b) maintaining a tangible net worth of at least the sum of (1) 80% of the Company's tangible net worth as of May 1, 2012, plus (2) 80% of the net proceeds received from all future equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the Capital One Facility.

City National Bank Facilities

  March 2014 CNB Facility

        The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the "March 2014 CNB Facility"). The Company is permitted to borrow funds under the March 2014 CNB Facility to finance new investments and for other working capital and general corporate needs. Advances under the March 2014 CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company's option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the March 2014 CNB Facility is used on average, unused commitments under the March 2014 CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the year ended December 31, 2014, the Company incurred a non-utilization fee of $82 thousand. The initial maturity date is March 11, 2016, subject to one 12-month extension at the Company's option provided that certain conditions are met. As of December 31, 2014, the outstanding balance on the March 2014 CNB Facility was $42.0 million.

        The agreements governing the March 2014 CNB Facility contain various representations and warranties, and impose certain covenants on the Company and certain of its subsidiaries, as borrower under the March 2014 CNB Facility, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the March 2014 CNB Facility and its subsidiaries, and (f) prohibitions of certain change of control events. The agreements governing the March 2014 CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions, and (vi) maintaining its status as a REIT. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the March 2014 CNB Facility.

  July 2014 CNB Facility

        In July 2014, the Company and certain of its subsidiaries entered into a $75.0 million revolving funding facility (the "July 2014 CNB Facility" and together with the March 2014 CNB Facility, the "CNB Facilities") with City National Bank. The Company is permitted to borrow funds under the July 2014 CNB Facility to finance new investments and for other working capital and general corporate needs. Advances under the July 2014 CNB Facility accrue interest at a per annum rate equal, at the Company's option, to either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 1.50% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 0.25%; provided that in no event shall the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility is used on average, unused commitments under the July 2014 CNB Facility accrue unused line fees at the rate of 0.125% per annum. For the year ended December 31, 2014, the Company incurred a non-utilization fee of $15 thousand. The initial maturity date is July 31, 2015, subject to one 12-month extension option, provided that certain conditions are met and applicable extension fees are paid. As of December 31, 2014, the outstanding balance on the July 2014 CNB Facility was $75.0 million.

        The agreements governing the July 2014 CNB Facility contain various representations and warranties, and impose certain covenants on the Company and certain of its subsidiaries, as borrower under the July 2014 CNB Facility, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the July 2014 CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events. The agreements governing the July 2014 CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after July 30, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the July 2014 CNB Facility.

        See Note 15 included in these consolidated financial statements for more information on a Credit Support Fee Agreement between Ares Management and the Company.

MetLife Facility

        On August 13, 2014, the Company and certain of its subsidiaries entered into a $180.0 million revolving master repurchase facility (the "MetLife Facility") with Metropolitan Life Insurance Company ("MetLife"), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion ("Eligible Assets"). The initial purchase price paid by MetLife for any Eligible Asset is based on a specified percentage of the relevant value under the MetLife Facility. Advances under the MetLife Facility accrue interest at a per annum rate of 30 day LIBOR plus 2.35%. The Company will pay MetLife, if applicable, an annual make-whole fee equal to the amount by which the aggregate price differential paid over the term of the MetLife Facility is less than the defined minimum price differential, unless certain conditions are met. The initial maturity date of the MetLife Facility is August 12, 2017, subject to two annual extensions at the Company's option, provided that certain conditions are met, including payment of an extension fee. As of December 31, 2014, the outstanding balance on the MetLife Facility was $144.7 million.

        The agreements governing the MetLife Facility contain various representations and warranties, and impose certain covenants on the Company and certain of its subsidiaries, as borrower under the MetLife Facility, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, and (d) limitations on dispositions of assets. The agreements governing the MetLife Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after August 13, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, and (v) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the MetLife Facility, the Company may be required to repay certain amounts under the MetLife Facility. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the MetLife Facility.

UBS Facilities

  April 2014 UBS Facility

        In December 2014, in connection with the execution of the December 2014 UBS Facility (defined below), the Company amended the revolving master repurchase facility (the "April 2014 UBS Facility") with UBS Real Estate Securities Inc. ("UBS") to, among other things, decrease the size of the facility from $195.0 million to $140.0 million. The Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, commercial real estate mezzanine loans and other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The initial purchase price paid by UBS for assets financed under the April 2014 UBS Facility is based on a specified percentage of the relevant value under the April 2014 UBS Facility. The price differential (or interest rate) on the April 2014 UBS Facility is one-month LIBOR plus 1.88%, excluding amortization of commitment and exit fees. Upon termination of the April 2014 UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the April 2014 UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met. The initial maturity date of the April 2014 UBS Facility is April 7, 2017, subject to annual extensions in UBS' sole discretion. As of December 31, 2014, the outstanding balance on the April 2014 UBS Facility was $19.7 million.

        The April 2014 UBS Facility contains margin call provisions that provide UBS with certain rights if the applicable percentage of the aggregate asset value of the purchased assets under the April 2014 UBS Facility is less than the aggregate purchase price for such assets. The April 2014 UBS Facility is fully guaranteed by the Company and requires the Company to maintain certain financial and other covenants including the following: (a) maintaining a ratio of (i) recourse debt to tangible net worth of not more than 3.00 to 1.00 and (ii) total debt to tangible net worth of not more than 4.00 to 1.00, (b) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of net cash proceeds received from all subsequent equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of adjusted-EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) to fixed charges) for the immediately preceding 12-month period ending on the last day of the applicable reporting period of at least 1.25 to 1.00. In addition, the April 2014 UBS Facility contains certain affirmative and negative covenants and provisions regarding events of default that are customary for similar repurchase facilities. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the April 2014 UBS Facility.

  December 2014 UBS Facility

        The Company is party to a global master repurchase agreement (the "December 2014 UBS Facility") with UBS AG ("UBS AG"), pursuant to which the Company will sell, and later repurchase, certain retained subordinate notes in the Company's CMBS securitization (the "Purchased Securities") for an aggregate purchase price equal to $57.2 million. The scheduled repurchase date of the Purchased Securities under the December 2014 UBS Facility is January 6, 2016 (the "Repurchase Date"). The transaction fee (or interest rate), which is payable monthly on the December 2014 UBS Facility, is equal to one-month LIBOR plus 2.74% per annum on the outstanding amount. If the outstanding amount of the Purchased Securities subject to the December 2014 UBS Facility is reduced or repaid prior to the Repurchase Date, UBS AG shall be entitled to a termination fee. As of December 31, 2014, the outstanding balance on the December 2014 UBS Facility was $57.2 million.

        The December 2014 UBS Facility also contains margin call provisions that provide UBS AG with certain rights if the applicable percentage of the aggregate asset value of the Purchased Securities is less than the aggregate purchase price for such Purchased Securities. The December 2014 UBS Facility is fully guaranteed by the Company and requires the Company to maintain certain financial and other covenants including the following: (a) maintaining a ratio of (i) recourse debt to tangible net worth of not more than 3.00 to 1.00 and (ii) total debt to tangible net worth of not more than 4.00 to 1.00, (b) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of net cash proceeds received from all subsequent equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of adjusted-EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) to fixed charges) for the immediately preceding 12-month period ending on the last day of the applicable reporting period of at least 1.25 to 1.00. In addition, the December 2014 UBS Facility contains certain affirmative and negative covenants and provisions regarding events of default that are customary for similar repurchase facilities. As of December 31, 2014, the Company was in compliance in all material respects with the terms of the December 2014 UBS Facility.

Warehouse Lines of Credit

ASAP Line of Credit

        ACRE Capital is party to a multifamily as soon as pooled ("ASAP") sale agreement with Fannie Mae (the "ASAP Line of Credit") to finance installments received from Fannie Mae. To the extent the ASAP Line of Credit remains active through utilization, there is no expiration date. The commitment amount is subject to change at any time at Fannie Mae's discretion. Fannie Mae advances payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement. The first installment is considered an advance to ACRE Capital from Fannie Mae and not a sale until the second advance and settlement is made. As of December 31, 2014, the outstanding balance under the ASAP Line of Credit was $58.5 million. As of December 31, 2013, there was no outstanding balance under the ASAP Line of Credit.

BAML Line of Credit

        In November 2014, ACRE Capital amended the line of credit with Bank of America, N.A. (as amended and restated, the "BAML Line of Credit") to, among other things, increase the size of the commitment from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015 to accommodate production volume during this time. The stated interest rate on the

BAML Line of Credit is LIBOR Daily Floating Rate plus 1.60%. The maturity date of the BAML Line of Credit is April 15, 2015. For the years ended December 31, 2014 and 2013, the Company incurred a non-utilization fee of $84 thousand and $26 thousand, respectively. As of December 31, 2014, the outstanding balance under the BAML Line of Credit was $134.7 million. As of December 31, 2013, there was no outstanding balance under the BAML Line of Credit. See Note 22 included in these consolidated financial statements for information on a subsequent event relating to the BAML Line of Credit.

        The BAML Line of Credit is collateralized by a first lien on ACRE Capital's interest in the mortgage loans that it originates. Advances from the BAML Line of Credit cannot exceed 100% of the principal amounts of the mortgage loans originated by ACRE Capital and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the BAML Line of Credit. The terms of the BAML Line of Credit require ACRE Capital to comply with various covenants, including a minimum tangible net worth requirement. As of December 31, 2014, ACRE Capital was in compliance in all material respects with the terms of the BAML Line of Credit.

2015 Convertible Notes

        On December 19, 2012, the Company issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers' exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $2.1 million, were approximately $2.8 million. As of December 31, 2014 and 2013, the carrying value of the 2015 Convertible Notes was $68.4 million and $67.8 million, respectively.

        The 2015 Convertible Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% for the years ended December 31, 2014 and 2013. For the years ended December 31, 2014 and 2013, the interest expense incurred on this indebtedness was $6.3 million and $6.2 million, respectively. The 2015 Convertible Notes will mature on December 15, 2015 (the "Maturity Date"), unless previously converted or repurchased in accordance with their terms. The 2015 Convertible Notes are the Company's senior unsecured obligations and rank senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2015 Convertible Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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

        Prior to June 26, 2013, the Company could not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until the Company received stockholder approval for issuances above this threshold. Until such stockholder approval was obtained, the Company could not share-settle the full conversion option. As a result, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $1.7 million, which represented a discount to the debt cost to be amortized through interest expense using the effective interest method through the maturity of the 2015 Convertible Notes. The effective interest rate used to amortize the debt discount on the 2015 Convertible Notes was 9.4%. During each reporting period, the derivative liability was marked to fair value through earnings.

        On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company's common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company has the ability to fully settle in shares the conversion option and the embedded conversion option is no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of June 26, 2013, the conversion option's cumulative value of $86 thousand was reclassified to additional paid-in capital and will no longer be marked-to-market through earnings. The remaining debt discount of $1.5 million as of June 26, 2013, which arose at the date of debt issuance from the original bifurcation, will continue to be amortized through interest expense.

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

        At December 31, 2014, approximate principal maturities of the Company's Financing Facilities and the 2015 Convertible Notes are as follows ($ in thousands):

	Wells Fargo Facility	December 2014 Citibank Facility	Capital One Facility	March 2014 CNB Facility	July 2014 CNB Facility	MetLife Facility	April 2014 UBS Facility	December 2014 UBS Facility	2015 Convertible Notes	ASAP Line of Credit	BAML Line of Credit	Total
2015	$120,766	$—	$—	$—	$75,000	$—	$—	$—	$69,000	$58,469	$134,696	$457,931
2016	—	93,432	—	42,000	—	—	—	57,243	—	—	—	192,675
2017	—	—	—	—	—	144,673	19,685	—	—	—	—	164,358
2018	—	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—	—	—	—	—

	$120,766	$93,432	$—	$42,000	$75,000	$144,673	$19,685	$57,243	$69,000	$58,469	$134,696	$814,964

7.     ALLOWANCE FOR LOSS SHARING

        Loans originated and sold by ACRE Capital to Fannie Mae under the Fannie Mae DUS program are subject to the terms and conditions of a Master Loss Sharing Agreement by ACRE Capital, which was amended and restated during 2012. Under the Master Loss Sharing Agreement, ACRE Capital is responsible for absorbing certain losses incurred by Fannie Mae with respect to loans originated under the DUS program, as described below in more detail. The compensation for this risk of loss is a component of servicing fees on the loan.

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

        In connection with the Company's acquisition of ACRE Capital, Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the "Sellers"), are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital's allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers' failure to fulfill the funding or reimbursement obligations described above. As of December 31, 2014 and 2013, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital is $494 thousand and $1.9 million, respectively, and is included within other assets in the consolidated balance sheets. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital's allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event shall Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

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

        A summary of the Company's allowance for loss sharing for the years ended December 31, 2014 and 2013 is as follows ($ in thousands):

Allowance for loss sharing assumed in the ACRE Capital acquisition (See Note 18)	$18,386
Current period provision for loss sharing	6
Settlements/Writeoffs	(1,912)

Balance at December 31, 2013	$16,480

Current period provision for loss sharing	(1,364)
Settlements/Writeoffs	(2,767)

Balance at December 31, 2014	$12,349

        As of December 31, 2014 and 2013, the maximum quantifiable allowance for loss sharing associated with the Company's guarantees under the Fannie Mae DUS agreement was $1.1 billion and $1.3 billion, respectively, from a total recourse at risk pool of $3.2 billion and $3.7 billion, respectively. Additionally, as of December 31, 2014 and 2013, the non-at risk pool was $2.0 million and $5.2 million, respectively. The at risk pool is subject to Fannie Mae's Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

8.     COMMITMENTS AND CONTINGENCIES

        As of December 31, 2014 and 2013, the Company had the following commitments to fund various stretch senior mortgage loans, transitional senior mortgage loans, subordinated and mezzanine debt investments, as well as preferred equity investments accounted for as loans held for investment:

	As of December 31,
$ in thousands	2014	2013
Total commitments	$1,565,117	$1,191,212
Less: funded commitments	(1,395,281)	(1,050,674)

Total unfunded commitments	$169,836	$140,538

        Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2014 and 2013, ACRE Capital had the following commitments to sell and fund loans:

	As of December 31,
$ in thousands	2014	2013
Commitments to sell loans	$249,803	$56,115
Commitments to fund loans	51,109	51,794

Lease Commitments

        ACRE Capital is obligated under a number of operating leases for office spaces with terms ranging from less than one year to more than five years. Rent expense for the years ended December 31, 2014 and 2013 was $983 thousand and $230 thousand, respectively.

        The following table shows future minimum payments under the Company's operating leases for the year ended December 31, 2014 ($ in thousands):

For the year ended December 31, 2014
2015	$565
2016	790
2017	839
2018	839
2019	765
Thereafter	1,718

Total	$5,516

        The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2014, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

Loan commitments and forward sale commitments

        Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings. For the year ended December 31, 2014, the Company entered into 36 loan commitments and 36 forward sale commitments. For the year ended December 31, 2013, the Company entered into 20 loan commitments and 20 forward sale commitments.

        As of December 31, 2014, the Company had one loan commitment with a total notional amount of $51.1 million and ten forward sale commitments with a total notional amount of $249.8 million, with maturities ranging from nine days to 23 months that were not designated as hedges in qualifying hedging relationships. As of December 31, 2013, the Company had two loan commitments with a total notional amount of $51.8 million and five forward sale commitments with a total notional amount of $56.1 million, with maturities ranging from 24 to 60 days that were not designated as hedges in qualifying hedging relationships.

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

Embedded conversion option

        In connection with the issuance of the 2015 Convertible Notes, the Company could not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until the Company received stockholder approval for issuances above this threshold. As a result, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company's common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company had the ability to fully settle in shares the conversion option and the embedded conversion option was no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of December 31, 2014 and 2013, there was no derivative liability. For the year ended December 31, 2013, changes in the fair value of the embedded conversion option are included within changes in fair value of derivatives in the consolidated statements of operations.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification within the Company's consolidated balance sheets as of December 31, 2014 and 2013 ($ in thousands):

	As of December 31,
	2014		2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Loan commitments	Other assets	$3,082	Other assets	$2,038
Forward sale commitments	Other assets	116	Other assets	272
Right to acquire MSRs	Other assets	—	Other assets	1,717
Forward sale commitments	Other liabilities	(1,528)	Other liabilities	(500)

Total derivatives not designated as hedging instruments		$1,670		$3,527

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

        Shares of Series A Preferred Stock were redeemable by the Company at any time, in whole or in part, beginning on September 30, 2012, at the applicable redemption price. Additionally, shares of Series A Preferred Stock were redeemable at the option of the holder upon an IPO, at the applicable redemption price. Holders of shares of the Series A Preferred Stock exercised this redemption in connection with the IPO and no shares of Series A Preferred Stock were outstanding as of December 31, 2014 and December 31, 2013.

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

11.   EQUITY

        The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of offering costs for the years ended December 31, 2013 and 2012 (in millions, except per share data):

	Shares Issued		Offering Price per share	Proceeds net of offering costs
2013
July 2013	601,590	(1)	$13.50	7.7
June 2013	18,000,000		$13.50	234.6

Total for the year ended December 31, 2013	18,601,590			242.3
2012
May 2012	7,700,000		$18.50	139.0

Total for the year ended December 31, 2012	7,700,000			139.0

(1)
The Company granted the underwriters an option to purchase up to an additional 2.7 million shares of common stock. This amount represents the partial exercise of the option to purchase additional shares by the underwriters.

        The net proceeds were used to invest in target investments, repay indebtedness, fund future funding commitments on existing loans and for other general corporate purposes. There were no shares issued in public or private offerings for the year ended December 31, 2014.

        See Note 18 included in these consolidated financial statements for information regarding shares of the Company's common stock issued in a private placement.

Equity Incentive Plan

        On April 23, 2012, the Company adopted an equity incentive plan (the "2012 Equity Incentive Plan"). Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company's common stock, restricted stock units and/or other equity-based awards to the Company's outside directors, employees, officers, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of the Company's common stock immediately after giving effect to the issuance of the shares sold in the IPO). Any restricted shares of the Company's common stock and restricted stock units will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

        Restricted stock grants generally vest ratably over a one to four year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock grant, classified as dividends paid, equal to the per-share dividends received by common stockholders.

        During the year ended December 31, 2014, an ACRE Capital employee was granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time. The fair value of the performance based restricted stock granted is recorded to expense on an accelerated basis using the accelerated attribution method over the performance period for the award, with an offsetting increase in stockholders' equity.

        The following table details the restricted stock grants awarded as of December 31, 2014.

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	March 15, 2016	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658

Total		220,384

        The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for the Company's directors and officers and employees of ACRE Capital as of December 31, 2014.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
Balance as of December 31, 2013	25,420	17,186	30,381	72,987
Granted	29,688	—	70,627	100,315
Vested	(31,290)	(6,250)	(4,471)	(42,011)
Forfeited	(2,494)	—	(17,883)	(20,377)

Balance as of December 31, 2014	21,324	10,936	78,654	110,914

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees(1)	Total
2015	16,320	6,250	—	22,570
2016	4,170	4,686	30,381	39,237
2017	834	—	—	834
2018	—	—	—	—
2019	—	—	—	—

Total	21,324	10,936	30,381	62,641

(1)
Future anticipated vesting related to employees of ACRE Capital that were granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time are not included due to uncertainty in actual vesting date.

        The following table summarizes the restricted stock compensation expense included in general and administrative expenses for ACRE and compensation and benefits for ACRE Capital, the total fair value of shares vested and the weighted average grant date fair value of the restricted stock granted to the Company's directors and officers and employees of ACRE Capital for the years ended December 31, 2014 and 2013 ($ in thousands):

	For the Year Ended December 31,
	2014				2013
	Restricted Stock Grants				Restricted Stock Grants
	Directors	Officer	Employees	Total	Directors	Officer	Employees	Total
Compensation expense	$445	$106	$388	$939	$408	$106	$10	$524
Total fair value of shares vested (1)	399	79	56	534	366	92	—	458
Weighted average grant date fair value	385	—	944		289	—	398

(1)
Based on the closing price of the Company's common stock on the NYSE on each vesting date.

        As of December 31, 2014 and 2013, the total compensation cost related to non-vested awards not yet recognized totaled $1.1 million and $967 thousand, respectively, and the weighted-average period over which the non-vested awards are expected to be recognized is 2.60 years and 2.17 years, respectively.

Non-Controlling Interests

        The non-controlling interests held by third parties in the Company's consolidated balance sheets represent the equity interests in a limited liability company, ACRC KA Investor LLC ("ACRC KA") that are not owned by the Company. A portion of ACRC KA's consolidated equity and statement of operations are allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of December 31, 2014, ACRC KA's total equity was $170.7 million, of which $92.8 million was owned by the Company and $77.9 million was allocated to non-controlling interests held by third parties. See Note 17 included in these consolidated financial statements for more information on ACRC KA.

12.   EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012:

	For the year ended December 31,
$ in thousands (except share and per share data)	2014	2013	2012
Net income attributable to common stockholders:	$24,396	$13,766	$186
Divided by:
Basic weighted average shares of common stock outstanding:	28,459,309	18,989,500	6,532,706
Non-vested restricted stock	125,713	48,652	34,603

Diluted weighted average shares of common stock outstanding:	28,585,022	19,038,152	6,567,309

Basic earnings per common share:	$0.86	$0.72	$0.03

Diluted earnings per common share:	$0.85	$0.72	$0.03

        The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the years ended December 31, 2014, 2013 and 2012.

13.   INCOME TAX

        As discussed in Note 1 included in these consolidated financial statements, the Company established a TRS, TRS Holdings, in connection with the acquisition of ACRE Capital. In addition, in December 2013 and March 2014, the Company formed ACRC W TRS and ACRC U TRS, respectively, in order to issue and hold certain loans intended for sale. The TRS' income tax provision consisted of the following for the years ended December 31, 2014 and 2013 ($ in thousands):

	For the year ended December 31,
	2014	2013
Current	$329	$115
Deferred	(1,372)	61

Total income tax expense (benefit)	$(1,043)	$176

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within other assets and other liabilities in the consolidated balance sheets, respectively. As of December 31, 2014 and 2013, the TRS' U.S. tax jurisdiction was in a net deferred tax liability position. The TRS' are not currently subject to tax in any foreign tax jurisdictions.

        As of December 31, 2014, TRS Holdings had a net operating loss carryforward of $4.0 million, which may be carried back to 2013 and forward 20 years. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on the TRS' respective net deferred tax assets and liabilities ($ in thousands).

	As of December 31,
	2014	2013
Deferred tax assets
Mortgage servicing rights	$2,844	$749
Net operating loss carryforward	1,465	—
Other temporary differences	1,055	125

Sub-total-deferred tax assets	5,364	874

Deferred tax liabilities
Basis difference in assets from acquisition of ACRE Capital	(2,654)	(2,810)
Components of gains from mortgage banking activities	(4,046)	(893)
Amortization of intangible assets	(170)	(49)

Sub-total-deferred tax liabilities	(6,870)	(3,752)

Net deferred tax liability	$(1,506)	$(2,878)

        Based on the TRS' assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income. The TRS' recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

        The following table is a reconciliation of the TRS' effective tax rate to the TRS' statutory U.S. federal income tax rate for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
	2014	2013
Federal statutory rate	35.0%	35.0%
State income taxes	2.4%	5.7%
Federal benefit of state tax deduction	(0.8)%	(2.0)%

Effective tax rate	36.6%	38.7%

        As of December 31, 2014, tax years 2011 through 2014 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next twelve months.

Intercompany Note

        In connection with the acquisition of ACRE Capital, the Company partially capitalized TRS Holdings with a $44.0 million note. In October 2014, the Company entered into a $8.0 million revolving promissory note with TRS Holdings (collectively, the two intercompany notes described above are referred to as, the "Notes"). As of December 31, 2014 and 2013, the outstanding principal balance of the Notes was $50.9 million and $44.0 million, respectively. The income statement effects of the Notes are eliminated in consolidation for financial reporting purposes, but the interest income and expense from the Notes will affect the taxable income of the Company and TRS Holdings.

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

Financial Instruments Reported at Fair Value

        The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. Financial instruments reported at fair value in the Company's consolidated financial statements include MSRs, right to acquire MSRs, loan commitments, forward sale commitments and loans held for sale.

        The following table summarizes the levels in the fair value hierarchy into which the Company's financial instruments were categorized as of December 31, 2014 and 2013 ($ in thousands):

	Fair Value as of December 31, 2014
	Level I	Level II	Level III	Total
Loans held for sale	$—	$203,006	$—	$203,006
Mortgage servicing rights	—	—	58,889	58,889
Derivative assets:
Loan commitments	—	—	3,082	3,082
Forward sale commitments	—	—	116	116
Derivative liabilities:
Forward sale commitments	—	—	(1,528)	(1,528)

	Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total
Loans held for sale	$—	$89,233	$—	$89,233
Mortgage servicing rights	—	—	59,640	59,640
Derivative assets:
Loan commitments	—	—	2,038	2,038
Forward sale commitments	—	—	272	272
Right to acquire MSRs			1,717	1,717
Derivative liabilities:
Forward sale commitments	—	—	(500)	(500)

        There were no transfers between the levels as of December 31, 2014 and 2013. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

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

        The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of December 31, 2014 ($ in thousands):

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Mortgage servicing rights	$58,889	Discounted cash flow	Discount rate	8 - 14%	11.4%
Loan commitments and forward sale commitments	1,670	Discounted cash flow	Discount rate	8 - 8%	8.0%

        The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of December 31, 2013 ($ in thousands):

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Mortgage servicing rights	$59,640	Discounted cash flow	Discount rate	8 - 14%	12.0%
Loan commitments and forward sale commitments	1,810	Discounted cash flow	Discount rate	8 - 12%	8.0%
Right to acquire MSRs	1,717	Discounted cash flow	Discount rate	8 - 8%	8.0%

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

        The Company's management is responsible for the Company's fair value valuation policies, processes and procedures related to Level III financial instruments. The Company's management reports to the Company's Chief Financial Officer, who has final authority over the valuation of the Company's Level III financial instruments.

        The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities for the years ended December 31, 2014 and 2013 ($ in thousands):

Derivative assets and liabilities acquired in the ACRE Capital acquisition, net (See Note 18)	$182
Settlements	(2,098)
Realized gains (losses) recorded in net income(1)	1,916
Unrealized gains (losses) recorded in net income(1)	3,527

Balance at December 31, 2013	$3,527

Settlements	(8,893)
Realized gains (losses) recorded in net income(1)	5,366
Unrealized gains (losses) recorded in net income(1)	1,670

Balance at December 31, 2014	$1,670

(1)
Realized and unrealized gains (losses) from derivatives are included within gains from mortgage banking activities in the consolidated statements of operations.

        The following table summarizes the change in the embedded conversion option classified as Level III for the year ended December 31, 2013 ($ in thousands):

As of and for the year ended December 31, 2013
Beginning balance, as of December 31, 2012	$(1,825)
Unrealized gain on the embedded conversion option (1)	1,739
Reclassification of additional paid-in capital	86

Ending balance, as of December 31, 2013	$—

(1)
The unrealized gain on the embedded conversion option is included within changes in fair value of derivatives in the consolidated statements of operations for the year ended December 31, 2013. The Company reclassified certain prior quarter and prior year amounts included within interest expense related to the fair value of the derivative to conform to the Company's presentation for the year ended December 31, 2013.

        See Note 4 included in these consolidated financial statements for the changes in MSRs that are classified as Level III.

        As of December 31, 2014 and 2013, the carrying values and fair values of the Company's financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2014		2013
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,462,584	$1,472,891	$958,495	$965,436
Financial liabilities:
Secured funding agreements	2	$552,799	$552,799	$264,419	$264,419
Warehouse lines of credit	2	193,165	193,165	—	—
Convertible notes	2	68,395	69,000	67,815	69,000
Commercial mortgage-backed securitization debt (consolidated VIE)	3	219,043	219,043	395,027	395,027
Collateralized loan obligation securitization debt (consolidated VIE)	3	308,703	308,703	—	—

        The carrying values of cash and cash equivalents, restricted cash, interest receivable and accrued expenses approximate their fair values due to their short-term nature.

        Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs and net of an allowance for loan losses. The Company may record fair value adjustments on a nonrecurring basis when it has determined that it is necessary to record a specific reserve against a loan and the Company measures such specific reserve using the fair value of the loan's collateral. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Financing Facilities, CMBS debt, convertible notes and collateralized loan obligation ("CLO") debt are recorded at outstanding principal, which is the Company's best estimate of the fair value.

15.   RELATED PARTY TRANSACTIONS

Management Agreement

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

        On April 25, 2012, in connection with the Company's IPO, the Company entered into the Management Agreement under which ACREM, subject to the supervision and oversight of the Company's board of directors, will be responsible for, among other duties, (a) performing all of the Company's day-to-day functions, (b) determining the Company's investment strategy and guidelines in conjunction with the Company's board of directors, (c) sourcing, analyzing and executing investments, asset sales and financing, and (d) performing portfolio management duties. In addition, ACREM has an Investment Committee that oversees compliance with the Company's investment strategy and guidelines, investment portfolio holdings and financing strategy.

        Effective May 1, 2012, in exchange for its services, ACREM is entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to the Company's 2012 Equity Incentive Plan and a termination fee, if applicable.

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

        The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company's Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company's common stock of all of the Company's public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of the Company's common stock, restricted stock units or any shares of the Company's common stock not yet issued, but underlying other awards granted under the Company's 2012 Equity Incentive Plan (See Note 11 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. "Core Earnings" is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company's target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company's independent directors and after approval by a majority of the Company's independent directors. No incentive fees were earned for the years ended December 31, 2014, 2013 and 2012.

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

        Certain of the Company's subsidiaries, along with the Company's lenders under the Wells Fargo Facility, the Citibank Facilities, the MetLife Facility and the April 2014 UBS Facility, as well as under the CMBS and CLO have entered into various servicing agreements with ACREM's subsidiary servicer, Ares Commercial Real Estate Servicer LLC ("ACRES"), a Standard & Poor's-rated commercial primary and special servicer that is included on Standard & Poor's Select Servicer List. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement (the "Servicing Limitation").

        Effective as of September 30, 2013, the Company and ACREM entered into an amendment to the Management Agreement (the "Restricted Cost Amendment") whereby ACREM agreed not to seek reimbursement of Restricted Costs (as defined below), in excess of $1.0 million per quarter for the quarterly periods that ended on September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014. Effective as of September 30, 2014, the Company and ACREM extended the Restricted Cost Amendment such that ACREM has agreed not to seek reimbursement of Restricted Costs in excess of $1.0 million per quarter for the quarterly period ended September 30, 2014 and December 31, 2014. "Restricted Costs" are Personnel Expenses and Overhead Expenses incurred in the ordinary course of the Company's origination business and do not include any Personnel Expenses or Overhead Expenses that were incurred in connection with transactions outside our ordinary course of business, including without limitation, transactions for the acquisition of a portfolio of investments or for the acquisition of another company or its assets and business.

        Summarized below are the related party costs incurred by the Company, including ACRE Capital, for the years ended December 31, 2014, 2013 and 2012 and amounts payable to the Company's Manager as of December 31, 2014 and 2013 ($ in thousands):

	Incurred			Payable
	For the year ended December 31,			As of December 31,
$ in thousands	2014	2013	2012	2014	2013
Affiliate Payments
Management fees	$5,916	$4,241	$1,665	$1,471	$1,497
General and administrative expenses	4,000	3,610	1,602	1,000	1,000
Direct costs	861	769	643	264	299
Other	—	—	17	—	—

	$10,777	$8,620	$3,927	$2,735	$2,796

Ares Investments

        As of December 31, 2014 and 2013, Ares Investments Holdings LLC ("Ares Investments"), a wholly owned subsidiary of Ares Management, owned $1.2 million aggregate principal amount of the 2015 Convertible Notes.

Credit Support Fee Agreement

        On July 30, 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares under which the Company agreed to pay Ares a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares for its out-of-pocket costs and expenses in connection with the transaction. During the year ended December 31, 2014, the Company incurred a credit support fee of $278 thousand under the July 2014 CNB Facility which is included within interest expense in the Company's consolidated statements of operations. In connection with the Credit Support Fee Agreement on July 30, 2014, the Company entered into a Pledge Agreement pursuant to which the Company pledged to Ares its ownership interests in its wholly owned direct subsidiary, ACRC Holdings LLC, the holding entity for the Company's principal lending business. See Note 6 included in these consolidated financial statements for more information on the July 2014 CNB Facility.

16.   DIVIDENDS AND DISTRIBUTIONS

        The following table summarizes the Company's dividends declared during the years ended December 31, 2014 and 2013 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
November 10, 2014	December 31, 2014	January 15, 2015	$0.25	$7,147
August 6, 2014	September 30, 2014	October 15, 2014	0.25	7,151
May 7, 2014	June 30, 2014	July 16, 2014	0.25	7,151
March 17, 2014	March 31, 2014	April 16, 2014	0.25	7,147

Total cash dividends declared for the year ended December 31, 2014			$1.00	$28,596

November 13, 2013	December 31, 2013	January 22, 2014	$0.25	$7,127
August 7, 2013	September 30, 2013	October 17, 2013	0.25	7,119
May 15, 2013	June 28, 2013	July 18, 2013	0.25	6,822
March 14, 2013	April 08, 2013	April 18, 2013	0.25	2,317

Total cash dividends declared for the year ended December 31, 2013			$1.00	$23,385

17.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

        As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in: (a) the CMBS transaction and the Company's retained interests in the subordinated classes of the Certificates (as defined below) issued by the Trust (as defined below), (b) the CLO transaction and the Company's retained interests in the subordinated notes and preferred equity of the Issuer (as defined below) and (c) a preferred equity investment in an LLC entity (discussed below), all of which are generally considered to be variable interests in a VIE.

  CMBS Securitization

        On November 19, 2013, ACRC 2013-FL1 Depositor LLC (the "Depositor"), a wholly owned subsidiary of the Company, entered into a Pooling and Servicing Agreement, dated as of November 1, 2013, which was amended on March 28, 2014, (the "Pooling and Servicing Agreement"), with Wells Fargo Bank, National Association, as master servicer ("Wells Fargo"), Ares Commercial Real Estate Servicer LLC ("Ares Servicer"), U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor, in connection with forming ACRE Commercial Mortgage Trust 2013-FL1 (the "Trust"). The Pooling and Servicing Agreement governs the issuance of approximately $493.8 million aggregate principal balance commercial mortgage pass-through certificates (the "Certificates") in a CMBS effected by the Depositor. The Trust is treated for U.S. federal income tax purposes as a real estate mortgage investment conduit.

        In connection with the securitization, the Depositor contributed to the Trust a pool of 18 adjustable rate participation interests (the "Trust Assets") in commercial mortgage loans secured by 27 commercial properties, which loans were originated or co-originated by the Company or its subsidiaries. The Certificates represent, in the aggregate, the entire beneficial ownership interest in, and the obligations of, the Trust. The senior portions of the CMBS are rated securities issued by the Trust; the Trust's subordinated, non-rated securities, are held by the Company who acts as the Trust's directing holder.

        In connection with the securitization, the Company offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the "Offered Certificates") to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). As of December 31, 2014 and 2013, the aggregate principal balance of the Offered Certificates was approximately $219.0 million and $395.0 million, respectively, and the weighted average coupon of the Offered Certificates was LIBOR plus 2.41% and 1.89%, respectively. In addition, a wholly owned subsidiary of the Company retained approximately $98.8 million of the Certificates. The Company, as the holder of the subordinated classes of the Trust, has the obligation to absorb losses of the Trust, since the Company has a first loss position in the capital structure of the Trust.

  CLO Securitization

        On August 15, 2014, ACRE Commercial Mortgage 2014-FL2 Ltd. (the "Issuer") and ACRE Commercial Mortgage 2014-FL2 LLC (the "Co-Issuer"), both wholly owned indirect subsidiaries of the Company, entered into an indenture (the "Indenture") with Wells Fargo, as advancing agent and note administrator and Wilmington Trust, National Association as trustee, which governs the issuance of approximately $346.1 million principal balance secured floating rate notes (the "Notes") and $32.7 million of preferred equity in the Issuer. For U.S. federal income tax purposes, the CLO Issuer and Co-Issuer are disregarded entities.

        The Notes are collateralized by interests in a pool of 15 mortgage assets having a total principal balance of up to $378.8 million (the "Mortgage Assets") originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement (the "Mortgage Asset Purchase Agreement") dated as of August 15, 2014, between ACRC Lender LLC and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the "Offered Notes") to third parties. A wholly owned subsidiary of the Company retained approximately $37.4 million of the most subordinate Notes and all of the preferred equity in the Issuer. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO. As of December 31, 2014, the aggregate principal balance of the Offered Notes was approximately $308.7 million and the weighted average coupon of the Offered Notes was LIBOR plus 1.45%.

  Summary of CMBS and CLO Securitizations

        As the directing holder of the CMBS and the CLO, the Company has the ability to direct activities that could significantly impact the Trust's and Issuer's economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove the special servicer, the Company does not have the power to direct activities that most significantly impact the Trust's and Issuer's economic performance. In addition, there are no substantive kick-out rights of any party to remove the special servicer without cause; however, the Company's subsidiaries, as directing holders, have the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of these VIEs; thus, the VIEs are consolidated into the Company's financial statements.

        Ares Servicer, a subsidiary of ACREM, is designated as the primary and special servicer of the CMBS and the CLO. Ares Servicer has the power to direct activities of the Trust and Issuer/Co-Issuer during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the economic performance of the Trust and Issuer/Co-Issuer. Ares Servicer waives the servicing and special servicing fees and the Company pays its overhead costs, as with other servicing agreements. See Note 22 included in these consolidated financial statements for information on a subsequent event relating to the primary servicer.

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

        The inclusion of the assets and liabilities of VIEs of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company's exposure to the obligations of VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company's involvement in these VIEs is limited to the carrying value of its investment in the entity. As of December 31, 2014 and 2013, the Company's maximum risk of loss was $168.8 million and $98.8 million, respectively. For the years ended December 31, 2014 and 2013, the Company incurred interest expense related to the CMBS and CLO securitizations of $9.1 million and $972 thousand, respectively, and is included within interest expense in the Company's consolidated statements of operations.

Investment in VIE

        On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets are comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company's investment in ACRC KA is considered to be an investment in a VIE. As of December 31, 2014, the Company owns a controlling financial interest of 54.3% of the equity shares in the VIE and the third party institutional investors own the remaining 45.7%, a minority financial interest. The preferred equity shares are entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum.

        ACREM is the non-member manager of the VIE. Based on the terms of the ACRC KA LLC agreement, ACREM has the ability to direct activities that could significantly impact the VIE's economic performance. There are no substantive kick-out rights held by the third party institutional investors to remove ACREM as the non-member manager without cause. As ACREM serves as the manager of the Company, the Company has the right to receive benefits from the VIE that could potentially be significant. As such, the Company is deemed to be the primary beneficiary of the VIE and the party that is most closely associated with the VIE. Thus, the VIE is consolidated into the Company's financial statements and the preferred equity interests owned by the third party institutional investors are reflected as a non-controlling interest held by third parties within the Company's consolidated balance sheets.

        As of December 31, 2014, the carrying value of the preferred equity investment, which is net of unamortized fees and origination costs, was $168.4 million and is included within loans held for investment in the consolidated balance sheets. The risk associated solely with respect to the Company's investment in the VIE is limited to the outstanding principal of its investment in the entity. As of December 31, 2014, the Company's maximum risk of loss solely with respect to this investment was $92.4 million. See Note 22 included in these consolidated financial statements for information on a subsequent event regarding a transfer of a portion of the Company's investment in ACRC KA to third party institutional investors.

Unconsolidated VIEs

        The Company also holds variable interests in VIEs structured as preferred equity investments, where the Company does not have a controlling financial interest. For these structures, the Company is not deemed to be the primary beneficiary of the VIE, and the Company does not consolidate these VIEs. These preferred equity investments are accounted for as loans held for investment and are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired, and are included in loans held for investment in the Company's consolidated balance sheets.

        The Company is not obligated to provide, nor have we provided, any financial support for any of the Company's unconsolidated VIEs. As such, the risks associated with the Company's involvement in these VIEs are limited to the outstanding principal of the Company's investment in the entity.

        The following table presents the carrying value and the maximum exposure of unconsolidated VIEs as of December 31, 2014 and 2013 ($ in thousands):

	As of December 31,
	2014	2013
Carrying value	$38,982	$4,804
Maximum exposure to loss	$39,608	$4,850

18.   ACQUISITIONS

Asset Acquisition

        On August 25, 2014, ACRE Capital entered into a MSR purchase agreement (the "Purchase Agreement") with a third party which has been accounted for as an asset acquisition under FASB ASC Topic 805, Business Combinations ("ASC 805"). Under the Purchase Agreement, ACRE Capital agreed to purchase the rights to service a portfolio of 46 Freddie Mac multifamily mortgage loans with a total unpaid principal balance of approximately $370.6 million.

        The aggregate purchase price was approximately $2.2 million, which also included a premium for the Freddie Mac Program Plus® Seller/Servicer license that ACRE Capital was issued by Freddie Mac in connection with the acquisition of the Freddie Mac MSR portfolio. ACRE Capital initially recorded the acquired MSRs at fair value in the amount of $1.3 million and will subsequently account for these MSRs at fair value consistent with the MSR policy in Note 2. The remaining purchase price of $941 thousand was allocated to the Freddie Mac Program Plus® Seller/Servicer license, an indefinite-lived intangible asset. See Note 5 included in these consolidated financial statements for additional information on this license.

        On September 16, 2014, ACRE Capital completed the acquisition of the servicing portfolio and legal ownership of the MSRs was transferred to ACRE Capital.

Business Combination

        On August 30, 2013, (the "Acquisition Date"), the Company completed its acquisition of all of the outstanding common units of ACRE Capital from the Sellers. For accounting purposes, the acquisition was deemed to be effective on the close of business September 1, 2013, or the "Accounting Effective Date." Pursuant to the Purchase and Sale Agreement, dated as of May 14, 2013, by and among the Company and the Sellers, the Company paid approximately $53.4 million in cash, subject to adjustment, and issued 588,235 shares of its common stock in a private placement exempt from registration under Section 4(2) of the Securities Act resulting in total consideration paid of approximately $60.9 million. The transaction was accounted for as a business combination under ASC 805.

        Through ACRE Capital, the Company operates its mortgage banking business. ACRE Capital primarily originates, sells and services multifamily and other senior-living related loans under programs offered by Fannie Mae, Freddie Mac and HUD (including Ginnie Mae).

        The Company provisionally allocated the purchase price to the assets acquired and liabilities assumed based on their estimated Accounting Effective Date fair values. A change to the provisional amounts recorded for assets acquired and liabilities assumed during the measurement period affects the amount of the purchase price allocated to gain on acquisition. Such changes to the purchase price allocation during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the measurement period, the Company identified adjustments to certain of the provisional amounts recorded that had the net effect of decreasing gain on acquisition by $747 thousand. The measurement period ended September 30, 2014.

        The following table summarizes the purchase price allocation recorded as of the Acquisition Date, including retrospective adjustments during the measurement period ($ in thousands):

Assets acquired:
Cash	$1,157
Restricted cash	15,586
Loans held for sale	22,154
Mortgage servicing rights	61,236
Intangible assets	5,000
Derivative assets	182
Risk-sharing indemnification	3,703
Other assets	4,748

Total assets acquired	$113,766
Liabilities assumed:
Warehouse lines of credit	$14,472
Allowance for loss sharing	18,386
Accounts payable and accrued expenses	4,748
Other liabilities(1)	10,795

Total liabilities assumed	$48,401

Net Assets Acquired	$65,365

(1)
Other liabilities include a $6 million payable incurred in connection with the close of the transaction.

        The measurement period adjustments included in the purchase price allocation above were recorded based on information obtained subsequent to the Acquisition Date that related to information that existed as of the Acquisition Date.

        The Sellers provided the Company with a minimum working capital balance prior to the Accounting Effective Date. To the extent actual working capital exceeded or fell below the minimum requirement, the Company would either pay or receive funds from the Sellers. There have been no adjustments to the gain on acquisition during the year ended December 31, 2014. The gain on acquisition was $4.4 million.

19.   SEGMENTS

        The Company's reportable segments reflect the significant components of the Company's operations that are evaluated separately by the Company's chief operating decision maker, the Company's Chief Executive Officer, and have discrete financial information available. The Company organizes its segments based primarily upon the nature of the underlying products and services. The Company's Chief Executive Officer and management review certain financial information, including segmented internal profit and loss statements, which are presented below on that basis. The amounts in the reportable segments included in the tables below are in conformity with GAAP and the Company's significant accounting policies as described in Note 2 included in these consolidated financial statements.

        The Company operates in two reportable business segments:

  •
  principal lending—includes all business activities of the Company, excluding the ACRE Capital business, which generally represents investments in real estate related loans and securities that are held for investment.

  •
  mortgage banking—includes all business activities of the acquired ACRE Capital business.

        The Company is primarily focused on two business segments involving CRE loans. First, in its principal lending business, the Company originates, invests in, manages and services middle-market CRE loans and other CRE-related investments for its own account. These loans are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial and other commercial real estate properties, or by ownership interests therein. Second, in its mortgage banking business, conducted through a subsidiary acquired in August 2013, ACRE Capital, the Company originates, sells and retains servicing of primarily multifamily and other senior-living related CRE loans. These loans are generally held for sale.

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

        The table below presents the Company's total assets as of December 31, 2014 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$15,045	$1,506	$16,551
Restricted cash	49,679	16,442	66,121
Loans held for investment	1,462,584	—	1,462,584
Loans held for sale, at fair value	—	203,006	203,006
Mortgage servicing rights, at fair value	—	58,889	58,889
Other assets	45,457	15,045	60,502

Total Assets	$1,572,765	$294,888	$1,867,653

        The table below presents the Company's total assets as of December 31, 2013 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$14,444	$5,656	$20,100
Restricted cash	3,036	13,918	16,954
Loans held for investment	958,495	—	958,495
Loans held for sale, at fair value	84,769	4,464	89,233
Mortgage servicing rights, at fair value	—	59,640	59,640
Other assets	16,632	15,861	32,493

Total Assets	$1,077,376	$99,539	$1,176,915

        The table below presents the Company's consolidated net income for the year ended December 31, 2014 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Net interest margin:
Interest income from loans held for investment	$70,495	$—	$70,495
Interest expense	(33,637)	— (2)	(33,637)

Net interest margin	36,858 (1)	—	36,858

Mortgage banking revenue:
Servicing fees, net	—	16,399	16,399
Gains from mortgage banking activities	—	17,492	17,492
Provision for loss sharing	—	1,364	1,364
Change in fair value of mortgage servicing rights	—	(7,650)	(7,650)

Mortgage banking revenue	—	27,605	27,605

Gain on sale of loans	680	—	680

Total revenue	37,538	27,605	65,143

Expenses:
Management fees to affiliate	5,440	476	5,916
Professional fees	2,686	1,047	3,733
Compensation and benefits	—	18,649	18,649
Acquisition and investment pursuit costs	20	—	20
General and administrative expenses	3,003	6,249	9,252
General and administrative expenses reimbursed to affiliate	3,400	600	4,000

Total expenses	14,549	27,021	41,570

Income from operations before income taxes	22,989	584	23,573

Income tax expense (benefit)	240	(1,283)	(1,043)

Net income attributable to ACRE	22,749	1,867	24,616

Net income attributable to non-controlling interests	(220)	—	(220)

Net income attributable to common stockholders	$22,529	$1,867	$24,396

(1)
Revenues from one of the Company's borrowers in the principal lending segment represented approximately 15.8% of the Company's consolidated revenues for the year ended December 31, 2014.

(2)
Interest expense does not include interest expense related to the intercompany note between the two business segments presented, mortgage banking (conducted through ACRE Capital Holdings LLC) as borrower and principal lending (conducted through the Company) as lender, as described in Note 13. Interest expense related to the intercompany note is eliminated in the consolidated financial statements of the Company. If interest expense related to the intercompany note were included, interest expense and net loss for the year ended December 31, 2014 would have been $3.7 million and $1.8 million, respectively, for mortgage banking.

        The table below presents the Company's consolidated net income for the year ended December 31, 2013 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking	Total
Net interest margin:
Interest income from loans held for investment	$37,600		$—	$37,600
Interest expense	(14,973)		— (2)	(14,973)

Net interest margin	22,627	(1)	—	22,627

Mortgage banking revenue:
Servicing fees, net	—		5,754	5,754
Gains from mortgage banking activities	—		5,019	5,019
Provision for loss sharing	—		(6)	(6)
Change in fair value of mortgage servicing rights	—		(2,697)	(2,697)

Mortgage banking revenue	—		8,070	8,070

Gain on sale of loans	—		1,333	1,333

Total revenue	22,627		9,403	32,030

Expenses:
Management fees to affiliate	4,125		116	4,241
Professional fees	2,447		477	2,924
Compensation and benefits	—		5,456	5,456
Acquisition and investment pursuit costs	4,079		—	4,079
General and administrative expenses	2,430		1,525	3,955
General and administrative expenses reimbursed to affiliate	3,394		216	3,610

Total expenses	16,475		7,790	24,265

Changes in fair value of derivatives	1,739		—	1,739

Income from operations before gain on acquisition and income taxes	7,891		1,613	9,504

Gain on acquisition	4,438		—	4,438

Income from operations before income taxes	12,329		1,613	13,942

Income tax expense (benefit)	—		176	176

Net income attributable to common stockholders	$12,329		$1,437	$13,766

(1)
Revenues from one of the Company's borrowers in the principal lending segment represented approximately 13.0% of the Company's consolidated revenues for the year ended December 31, 2013.

(2)
Interest expense does not include interest expense related to the intercompany note between the two business segments presented, mortgage banking (conducted through ACRE Capital Holdings LLC) as borrower and principal lending (conducted through the Company) as lender, as described in Note 13. Interest expense related to the intercompany note is eliminated in the consolidated financial statements of the Company. If interest expense related to the intercompany note were included, interest expense and net income for the year ended December 31, 2013 would have been $1.2 million and $244 thousand, respectively, for mortgage banking.

  20.   QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following table summarizes the Company's quarterly financial results for each quarter of the years ended December 31, 2014 and 2013 (amounts in thousands, except per share data):

	For the three month period ended,
	March 31	June 30	September 30		December 31
2014:
Total revenue(1)	$13,758	$17,413	$13,180		$20,792
Net income	$4,755	$6,638	$4,102		$9,121
Net income attributable to common stockholders	$4,755	$6,638	$4,102		$8,901
Net income per common share-Basic	$0.17	$0.23	$0.14		$0.31
Net income per common share-Diluted	$0.17	$0.23	$0.14		$0.31
2013:
Total revenue(1)	$3,774	$4,708	$10,915		$12,633
Net income	$327	$3,265	$6,884	(2)	$3,290
Net income attributable to common stockholders	$327	$3,265	$6,884	(2)	$3,290
Net income per common share-Basic	$0.04	$0.32	$0.25	(2)	$0.12
Net income per common share-Diluted	$0.04	$0.32	$0.25	(2)	$0.12

(1)
As of December 31, 2014, the Company no longer presents other interest expense in its consolidated statements of operations. Total revenue has been adjusted from the previously filed Forms 10-Q as of March 31, June 30 and September 30, 2014 and 2013, respectively, and the previously filed Form 10-K as of December 31, 2013 to reflect the reclassification of other interest expense. Other interest expense related to the 2015 Convertible Notes has been reclassified into interest expense, other interest expense related to the Warehouse Lines of Credit has been reclassified into gains from mortgage banking activities and other interest expense related to escrow accounts has been reclassified into servicing fees, net in the consolidated statements of operations. The impact of these reclasses is a decrease in total revenue by $1.7 million, $1.8 million and $1.9 million, respectively, for the three month periods ending March 31, June 30 and September 30, 2014, respectively. The impact of these reclasses is a decrease in total revenue by $1.6 million, $1.5 million, $1.6 million and $1.9 million, respectively, for the three month periods ending March 31, June 30, September 30 and December 31, 2013, respectively. Additionally, total revenue has been adjusted from the previously filed Form 10-Q as of September 30, 2013 to reflect a $516 thousand reclass between gains from mortgage banking activities and compensation and benefits.

(2)
Net income and net income per common share have been adjusted from the previously filed Form 10-Q as of September 30, 2013 to reflect adjustments made during the measurement period to provisional amounts recognized at the Acquisition Date.

21.   COSTS ASSOCIATED WITH RESTRUCTURING ACTIVITIES

        During the three months ended March 31, 2014, the Company began restructuring and relocating certain ACRE Capital support services in order to centralize the ACRE Capital platform into one location, including the asset management team and leadership. For the year ended December 31, 2014, the Company has incurred restructuring costs in the mortgage banking segment of $799 thousand. As of December 31, 2014, the Company expects to incur an additional $44 thousand in restructuring costs in the mortgage banking segment.

        The table below presents a reconciliation of the liability attributable to restructuring costs incurred in the mortgage banking segment as of December 31, 2014 ($ in thousands):

Employee Termination Costs
Beginning balance, as of January 1, 2014	$—
Accruals	799
Payments	(574)

Ending balance, as of December 31, 2014	$225

        The employee termination costs above are associated with employee severance compensation, retention bonuses and guaranteed bonuses to certain key employees, insurance and outplacement. The costs incurred above are included within general and administrative expenses in the Company's consolidated statements of operations. As of December 31, 2014, the restructuring is complete and all costs have been measured; however, the Company expects to recognize restructuring costs through the first quarter of 2015. This measurement includes employee costs for employees that are required to render service (beyond a minimum retention period) in order to receive the termination benefits; the Company will recognize a liability ratably over the future service period.

22.   SUBSEQUENT EVENTS

        The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2014, except as disclosed below.

        Effective January 1, 2015, the Company originated a $41.6 million transitional first mortgage loan on a skilled nursing facility located in New York. At closing, the outstanding principal balance was approximately $41.6 million. The loan has an interest rate of LIBOR + 5.0% (plus origination and exit fees) subject to a 0.25% LIBOR floor and a term of two years.

        Effective January 1, 2015, the Company's Manager transferred primary servicing of the Company's investments to ACRE Capital. The Company's Manager will specially service, as needed, certain of the Company's investments.

        On February 27, 2015, the agreement governing the BAML Line of Credit was amended to, among other things, increase the aggregate commitment to $135.0 million and extend the maturity date to June 30, 2016.

        On January 20, 2015, and January 28, 2015, the Company transferred $3.9 million and $1.8 million, respectively, of the $170.0 million preferred equity investment to third party institutional investors. As of March 5, 2015, the Company's controlling financial interest in ACRC KA is 51.0% and the third party institutional investors own the remaining 49.0%.

        Subsequent to the year ended December 31, 2014, ACRE Capital rate-locked $17.7 million in Fannie Mae loan commitments.

        On March 5, 2015, the Company declared a cash dividend of $0.25 per common share for the first quarter of 2015. The first quarter 2015 dividend is payable on April 15, 2015 to common stockholders of record as of March 31, 2015.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION
Dated: March 5, 2015	By:	/s/ TODD S. SCHUSTER Todd S. Schuster Chief Executive Officer, Director and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ TODD S. SCHUSTER Todd S. Schuster Chief Executive Officer, Director and President	Date: March 5, 2015
By:	/s/ TAE-SIK YOON Tae-Sik Yoon Chief Financial Officer	Date: March 5, 2015
By:	/s/ MICHAEL J. AROUGHETI Michael J. Arougheti Director	Date: March 5, 2015
By:	/s/ CAROLINE E. BLAKELY Caroline E. Blakely Director	Date: March 5, 2015
By:	/s/ JOHN HOPE BRYANT John Hope Bryant Director	Date: March 5, 2015
By:	/s/ MICHAEL H. DIAMOND Michael H. Diamond Director	Date: March 5, 2015
By:	/s/ WILLIAM BROWNING William Browning Director	Date: March 5, 2015
By:	/s/ ROBERT L. ROSEN Robert L. Rosen Director	Date: March 5, 2015