Form 10-Q
period 2015-03-31
Ares Commercial Real Estate Corp
filed 2015-05-07
CIK 1529377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2015
Common stock, $0.01 par value	28,584,095

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents ($27 and $47 related to consolidated VIEs, respectively)	$9,005	$16,551
Restricted cash	30,280	66,121
Loans held for investment ($679,113 and $848,224 related to consolidated
VIEs, respectively)	1,304,821	1,462,584
Loans held for sale, at fair value	146,324	203,006
Mortgage servicing rights, at fair value	58,525	58,889
Other assets ($3,579 and $3,438 of interest receivable related to consolidated VIEs, respectively; $18,352 of other receivables related to consolidated
VIEs as of December 31, 2014)	40,826	60,502
Total assets	$1,589,781	$1,867,653
LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$504,345	$552,799
Warehouse lines of credit	139,689	193,165
Convertible notes	68,541	68,395
Commercial mortgage-backed securitization debt (consolidated VIE)	83,288	219,043
Collateralized loan obligation securitization debt (consolidated VIE)	256,995	308,703
Allowance for loss sharing	11,745	12,349
Due to affiliate	2,763	2,735
Dividends payable	7,146	7,147
Other liabilities ($349 and $498 of interest payable related to consolidated VIEs, respectively)	28,114	22,431
Total liabilities	1,102,626	1,386,767
Commitments and contingencies (Note 7)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at
March 31, 2015 and December 31, 2014, 28,584,095 and 28,586,915 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	284	284
Additional paid-in capital	420,543	420,344
Accumulated deficit	(17,758)	(17,674)
Total stockholders’ equity	403,069	402,954
Non-controlling interests in consolidated VIEs	84,086	77,932
Total equity	487,155	480,886
Total liabilities and equity	$1,589,781	$1,867,653

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$23,170	$15,152
Interest expense	(10,178)	(6,625)
Net interest margin	12,992	8,527
Mortgage banking revenue:
Servicing fees, net	3,916	5,219
Gains from mortgage banking activities	4,144	1,298
Provision for loss sharing	566	(119)
Change in fair value of mortgage servicing rights	(3,181)	(1,847)
Mortgage banking revenue	5,445	4,551
Gain on sale of loans	-	680
Total revenue	18,437	13,758
Expenses:
Management fees to affiliate	1,476	1,492
Professional fees	775	925
Compensation and benefits	4,637	4,021
Acquisition and investment pursuit costs	-	20
General and administrative expenses	1,831	2,219
General and administrative expenses reimbursed to affiliate	1,065	1,000
Total expenses	9,784	9,677
Income from operations before income taxes	8,653	4,081
Income tax benefit	(642)	(674)
Net income attributable to ACRE	9,295	4,755
Less: Net income attributable to non-controlling interests	(2,233)	-
Net income attributable to common stockholders	$7,062	$4,755
Net income per common share:
Basic and diluted earnings per common share	$0.25	$0.17
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,484,293	28,442,560
Diluted weighted average shares of common stock outstanding	28,584,784	28,550,982
Dividends declared per share of common stock	$0.25	$0.25

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2014	28,586,915	$284	$420,344	$(17,674)	$402,954	$77,932	$480,886
Stock-based compensation	(2,820)	-	199	-	199	-	199
Net income	-	-	-	7,062	7,062	2,233	9,295
Dividends declared	-	-	-	(7,146)	(7,146)	-	(7,146)
Contributions from non-controlling interests	-	-	-	-	-	5,685	5,685
Distributions to non-controlling interests	-	-	-	-	-	(1,764)	(1,764)
Balance at March 31, 2015	28,584,095	$284	$420,543	$(17,758)	$403,069	$84,086	$487,155

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net income	$9,295	$4,755
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	2,776	1,069
Change in mortgage banking activities	(1,194)	46
Change in fair value of mortgage servicing rights	3,181	1,847
Accretion of deferred loan origination fees and costs	(1,525)	(592)
Provision for loss sharing	(566)	119
Originations of mortgage loans held for sale	(162,175)	(52,794)
Sale of mortgage loans held for sale to third parties	216,394	56,115
Stock-based compensation	199	264
Amortization of convertible notes issuance costs	236	214
Accretion of convertible notes	146	132
Depreciation expense	54	29
Deferred tax expense (benefit)	(15)	(632)
Changes in operating assets and liabilities:
Restricted cash	38,680	(797)
Other assets	18,217	(2,688)
Due to affiliate	28	(246)
Other liabilities	1,823	845
Net cash provided by operating activities	125,554	7,686
Investing activities:
Issuance of and fundings on loans held for investment	(58,669)	(147,561)
Principal repayment of loans held for investment	218,094	-
Proceeds from sale of a mortgage loan held for sale	-	80,197
Receipt of origination fees	398	897
Purchases of property and equipment	(56)	(52)
Net cash provided by (used in) investing activities	159,767	(66,519)
Financing activities:
Proceeds from secured funding agreements	20,870	145,679
Repayments of secured funding agreements	(69,324)	(68,556)
Secured funding costs	(248)	(748)
Repayments of debt of consolidated VIEs	(187,463)	-
Payment of offering costs	-	(113)
Proceeds from warehouse lines of credit	175,689	42,880
Repayments of warehouse lines of credit	(229,165)	(42,880)
Dividends paid	(7,147)	(7,127)
Contributions from non-controlling interests	5,685	-
Distributions to non-controlling interests	(1,764)	-
Net cash provided by (used in) financing activities	(292,867)	69,135
Change in cash and cash equivalents	(7,546)	10,302
Cash and cash equivalents, beginning of period	16,551	20,100
Cash and cash equivalents, end of period	$9,005	$30,402

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015

(in thousands, except share and per share data, percentages and as otherwise indicated)

(unaudited)

1.   ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a subsidiary of Ares Management L.P. (NYSE: ARES)  (“Ares Management”), a publicly traded, leading global alternative asset manager, it has investment professionals strategically located across the United States and Europe who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement (the “Management Agreement”).

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

The Company is also engaged in the mortgage banking business through its wholly owned subsidiary, ACRE Capital LLC (“ACRE Capital”), which the Company believes is complementary to its principal lending business. In this business segment, the Company primarily originates, sells and services multifamily and senior-living related loans under programs offered by government and government-sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”),  the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While the Company earns little interest income from these activities as it generally only holds loans for short periods, the Company receives origination fees when it closes loans and sale premiums when it sells loans. The Company also retains the rights to service the loans, which are known as mortgage servicing rights (“MSRs”) and receives fees for such servicing during the life of the loans, which generally last ten years or more.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC.

Refer to the Company’s Form 10-K for a description of the Company’s recurring accounting policies.  The Company has included disclosure below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly or (ii) the Company views as critical as of the date of this report.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company, the consolidated variable interest entities (“VIEs”) that the Company controls and of which the Company is the primary beneficiary, and the Company’s wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2015.

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

The Company performs an ongoing reassessment of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding its involvement with a VIE causes the Company’s consolidation conclusion regarding the VIE to change. See Note 15 included in these consolidated financial statements for further discussion of the Company’s VIEs.

Segment Reporting

The Company has two reportable business segments: principal lending and mortgage banking.  See Note 16 included in these consolidated financial statements for further discussion of the Company’s reportable business segments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Other interest expense related to the unsecured 7.00% Convertible Senior Notes that mature in 2015 (the “2015 Convertible Notes”)

has been reclassified into interest expense, other interest expense related to the Warehouse Lines of Credit (as defined in Note 5 included in these consolidated financial statements) has been reclassified into gains from mortgage banking activities and other interest expense related to escrow accounts has been reclassified into servicing fees, net in the consolidated statements of operations.  As of December 31, 2014, the Company no longer presents other interest expense in its consolidated statements of operations.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of March 31, 2015 and December 31, 2014, the Company did not recognize any impairments with respect to its loans held for investment.

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

Loans Held for Sale

Through its subsidiaries, including ACRE Capital, ACRC Lender W TRS LLC (“ACRC W TRS”) and ACRC Lender U TRS LLC (“ACRC U TRS”), the Company originates mortgage loans held for sale, which are recorded at fair value and accounted for under FASB ASC Topic 860, Transfers and Servicing. The holding period for loans originated by ACRE Capital is approximately 30 days. The carrying value of the mortgage loans sold is reduced by the value allocated to the associated retained MSRs based on relative fair value at the time of the sale. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the adjusted value of the related mortgage loans sold.

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

Allowance for Loss Sharing

When a loan is sold under the Fannie Mae DUS program, ACRE Capital undertakes an obligation to partially guarantee the performance of the loan. The date ACRE Capital commits to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. Subsequent to the initial commitment date, the Company monitors the performance of each loan for events or circumstances which may signal a liability to be recognized if there is a probable and estimable loss. The initial fair value of the guarantee is estimated by examining historical loss share experienced in the ACRE Capital Fannie Mae DUS portfolio since inception. The initial fair value of the guarantee is included within the provision for loss sharing in the Company’s consolidated statements of operations. These historical loss shares serve as a basis to derive a loss share rate which is then applied to the current ACRE Capital DUS portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis).

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

A reconciliation of the Company’s interest income from loans held for investment, excluding non-controlling interests, to the Company’s interest income from loans held for investment as included within its consolidated statements of operations is as follows ($ in thousands):

For the three months ended March 31, 2015
Interest income from loans held for investment, excluding non-controlling interests	$20,927
Interest income from non-controlling interest investment held by third parties	2,243
Interest income from loans held for investment	$23,170

Servicing fees are earned for servicing mortgage loans, including all activities related to servicing the loans, and are recognized as services are provided over the life of the related mortgage loan. Also included in servicing fees are the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid, changes in the fair value of the servicing fee payable (defined below) and interest expense related to escrow accounts. ACRE Capital provides additional payments to certain personnel by providing them with a percentage of the servicing fee revenue that is earned by ACRE Capital, which is initially recorded as a liability when ACRE Capital commits to make a loan to a borrower (the “servicing fee payable”).

Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans originated, interest income and fees earned on loans held for sale, changes to the fair value of derivative financial instruments attributable to the loan commitments and forward sale commitments and reduced by the expense related to the initial fair value of the servicing fee payable and the interest expense related to the Warehouse Lines of Credit (as defined in Note 5 included in these consolidated financial statements). The initial fair value of MSRs, loan origination fees, gain on the sale of loans originated, certain direct loan origination costs for loans held for sale and the expenses related to the initial fair value of the servicing fee payable are recognized when ACRE Capital commits to make a loan to a borrower. When the Company settles a sale agreement and transfers the mortgage loan to the buyer, the Company recognizes a MSR asset equal to the present value of the expected net cash flows associated with the servicing of loans sold.

Comprehensive Income

For the three months ended March 31, 2015 and 2014, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Net Interest Margin and Interest Expense

Net interest margin within the consolidated statements of operations is a measure that is specific to the Company’s principal lending business and serves to measure the performance of the principal lending segment’s loans held for investment as compared to its use of debt leverage.  The Company includes interest income from its loans held for investment and interest expense related to its secured funding agreements, securitizations debt and the 2015 Convertible Notes in net interest margin.  As of March 31, 2015 and 2014, interest expense is comprised of the following ($ in thousands):

	For the three months ended March 31,
	2015	2014
Secured funding agreements and securitizations debt	$8,589	$5,072
Convertible notes	1,589	1,553
Interest expense	$10,178	$6,625

Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis (Topic 810).” The guidance in this ASU includes amendments to Topic 810, “Consolidation.” The new guidance modifies the consolidation analysis for limited and general partnerships and similar type entities, as well as variable interests in a variable interest entity, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The amendments in ASU No. 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance modifies the requirements for reporting debt issuance costs. Under the amendments in ASU No. 2015-03, debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. ASU No. 2015-03 shall be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

3.   LOANS HELD FOR INVESTMENT

As of March 31, 2015, the Company had originated or co-originated 41 CRE middle market loans, excluding 17 loans that were repaid since inception. The aggregate originated commitment under these loans at closing was approximately $1.4 billion and outstanding principal was $1.2 billion, excluding non-controlling interests held by third parties, as of March 31, 2015. During the three months ended March 31, 2015, the Company funded approximately $59.2 million of outstanding principal and received repayments of $218.1 million of outstanding principal as described in more detail in the tables below. Such investments are referred to herein as the Company’s investment portfolio. As of March 31, 2015, 67.6% of the Company’s loans have LIBOR floors, with a weighted average floor of 0.24%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2015 and December 31, 2014 ($ in thousands):

	As of March 31, 2015
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,032,296	$1,039,078	4.4%	4.9%	2.0
Subordinated debt and preferred equity investments	189,238	191,604	10.6%	11.0%	6.6
Total investment portfolio (excluding non-controlling interests held by third parties)	$1,221,534	$1,230,682	5.4%	5.9%	2.7

	As of December 31, 2014
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,156,476	$1,164,055	4.5%	5.0%	2.1
Subordinated debt and preferred equity investments	228,499	231,226	10.3%	10.7%	6.1
Total investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975	$1,395,281	5.5%	6.0%	2.8

(1)                                 The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2015 and December 31, 2014 as weighted by the Outstanding Principal balance of each loan.

A reconciliation of the Company’s investment portfolio excluding non-controlling interests compared to the Company’s loans held for investment as included within its consolidated balance sheets is as follows ($ in thousands):

	As of March 31, 2015
	Carrying Amount	Outstanding Principal
Total investment portfolio (excluding non-controlling interests held by third parties)	$1,221,534	$1,230,682
Non-controlling interest investment held by third parties	83,287	83,287

Loans held for investment	$1,304,821	$1,313,969

	As of December 31, 2014
	Carrying Amount	Outstanding Principal
Total investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975	$1,395,281
Non-controlling interest investment held by third parties	77,609	77,609

Loans held for investment	$1,462,584	$1,472,890

A more detailed listing of the Company’s investment portfolio, based on information available as of March 31, 2015 is as follows ($ in millions, except percentages):

Loan Type	Location		Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)	Payment Terms (4)
Transitional Senior Mortgage Loans:
Office	CA		$75.0	$74.6	L+3.75%		4.2%	Aug 2017	I/O
Retail	IL		70.0	69.5	L+4.25%		4.9%	Aug 2017	I/O
Office	TX		69.5	68.8	L+5.00%		6.1%	Jan 2017	I/O
Mixed-use	IL		47.5	46.9	L+3.60%		4.2%	Oct 2018	I/O
Multifamily	TX		44.7	44.6	L+3.75%		4.5%	July 2016	I/O
Healthcare	NY		41.6	41.2	L+5.00%		5.8%	Dec 2016	I/O
Industrial	MO/KS		37.8	37.6	L+4.30%		5.1%	Jan 2017	P/I
Multifamily	FL		35.6	35.4	L+3.75%		4.7%	Mar 2017	I/O
Multifamily	TX		35.0	34.9	L+3.75%		4.5%	July 2016	I/O
Office	FL		32.8	32.6	L+3.65%		4.0%	Oct 2017	I/O
Office	OH		30.2	30.2	L+5.35%-L+5.00%	(5)	6.0%	Nov 2015	I/O
Retail	IL		29.0	28.7	L+3.25%		3.9%	Sep 2018	I/O
Office	CA		27.8	27.6	L+4.50%		5.2%	Apr 2017	I/O
Multifamily	TX		27.5	27.4	L+3.65%		4.4%	Jan 2017	I/O
Office	OR		27.4	27.1	L+3.75%		4.4%	Oct 2018	I/O
Multifamily	NY		27.3	27.0	L+3.75%		4.4%	Oct 2017	I/O
Mixed-use	NY		26.4	26.3	L+4.25%		4.8%	Aug 2017	I/O
Office	KS		25.5	25.4	L+5.00%		5.8%	Mar 2016	I/O
Multifamily	TX		24.9	24.7	L+3.65%		4.4%	Jan 2017	I/O
Multifamily	GA		22.1	22.0	L+3.85%		4.8%	May 2017	I/O
Multifamily	AZ		21.9	21.9	L+4.25%		5.9%	Sep 2015	I/O
Industrial	CA		20.0	19.8	L+5.25%		6.1%	May 2017	I/O
Industrial	VA		19.0	18.9	L+5.25%		6.4%	Dec 2015	I/O
Office	CO		16.8	16.6	L+3.95%		4.6%	Dec 2017	I/O
Office	CA		15.9	15.8	L+3.75%		4.5%	July 2016	I/O
Multifamily	NC		15.1	14.9	L+4.00%		4.8%	Apr 2017	I/O
Office	CA		14.8	14.7	L+4.50%		5.3%	July 2016	I/O
Multifamily	NY		14.4	14.3	L+3.85%		4.4%	Nov 2017	I/O
Multifamily	FL		13.7	13.6	L+3.80%		4.6%	Feb 2017	I/O
Mixed-use	NY		12.8	12.7	L+3.95%		4.7%	Sep 2017	I/O
Multifamily	FL		11.6	11.5	L+3.75%		4.6%	Apr 2017	I/O
Multifamily	FL		10.9	10.8	L+3.80%		4.6%	Feb 2017	I/O
Stretch Senior Mortgage Loans:
Office	FL		47.3	47.3	L+5.25%		5.4%	Apr 2016	I/O
Industrial	OH		32.7	32.4	L+4.20%		4.7%	May 2018	I/O
Office	CA		14.5	14.5	L+4.75%		5.7%	Feb 2016	I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	GA and FL		37.4	36.8	L+11.85%	(6)	12.3%	June 2021	I/O
Multifamily	NY		33.3	33.2	L+8.07%		8.5%	Jan 2019	I/O
Office	GA		14.3	14.3	9.5%		9.5%	Aug 2017	I/O
Mixed-use	NY		15.1	15.0	11.50%	(7)	11.9%	Nov 2016	I/O
Multifamily	TX		4.9	4.8	L+11.00%	(8)	11.6%	Oct 2016	I/O
Various	Diversified	(9)	86.7	85.2	10.95%		11.4%	Dec 2024	I/O
Total/Average			$1,230.7	$1,221.5			5.9%

(1)

The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)

Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of March 31, 2015 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2015 as weighted by the Outstanding Principal balance of each loan.

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

(4)

I/O = interest only, P/I = principal and interest. In January 2015, amortization began on the transitional senior Missouri/Kansas loan, which had an outstanding principal balance of $37.8 million as of March 31, 2015. In May 2017, amortization will begin on the stretch senior Ohio loan, which had an outstanding principal balance of $32.7 million as of March 31, 2015. The remainder of the loans in the Company’s principal lending portfolio are non-amortizing through their primary terms.
(5)	The initial interest rate for this loan of L+5.35% steps down based on performance hurdles to L+5.00%.
(6)	The preferred return is L+11.85% with 2.00% as payment-in-kind (“PIK”), to the extent cash flow is not available. There is no capped dollar amount on accrued PIK.
(7)	The interest rate is 11.50% with a 9.00% current pay and up to a capped dollar amount as PIK based on the borrower’s election.
(8)	The preferred return is L+11.00% with a L+9.00% current pay and up to a capped dollar amount as PIK.
(9)	The preferred equity investment is in an entity whose assets are comprised of multifamily, student housing, medical office and self-storage properties.

For the three months ended March 31, 2015, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2014	$1,462,584
Initial funding	41,600
Receipt of origination fees, net of costs	(367)
Additional funding	17,573
Amortizing payments	(153)
Loan payoffs	(217,941)
Origination fee accretion	1,525
Balance at March 31, 2015	$1,304,821

No impairment charges have been recognized during the three months ended March 31, 2015 and 2014.

4.   MORTGAGE SERVICING RIGHTS

MSRs represent servicing rights retained by ACRE Capital for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. ACRE Capital generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, ACRE Capital is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of March 31, 2015 and December 31, 2014, the carrying value of MSRs was approximately $58.5 million and $58.9 million, respectively. As of March 31, 2015 and December 31, 2014, ACRE Capital had a servicing portfolio consisting of 970 and 976 loans, respectively, with an unpaid principal balance of $4.2 billion and $4.1 billion, respectively, which excludes ACRE’s loans held for investment portfolio (see Note 13).

Activity related to MSRs as of and for the three months ended March 31, 2015 and 2014 was as follows ($ in thousands):

Balance at December 31, 2014	$58,889
Additions, following sale of loan	3,144
Changes in fair value	(3,181)
Prepayments and write-offs	(327)
Balance at March 31, 2015	$58,525

Balance at December 31, 2013	$59,640
Additions, following sale of loan	2,500
Changes in fair value	(1,847)
Prepayments and write-offs	(161)
Balance at March 31, 2014	$60,132

As discussed in Note 2 included in these consolidated financial statements, the Company determines the fair values of the MSRs based on discounted cash flow models that calculate the present value of estimated future net servicing income. The fair values of ACRE Capital’s MSRs are subject to changes in discount rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital’s MSRs outstanding as of March 31, 2015 and December 31, 2014 by approximately $1.8 million.

5.   DEBT

Financing Facilities

The Company borrows funds under the ASAP Line of Credit and the BAML Line of Credit (the “Warehouse Lines of Credit”), and the Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the CNB Facilities, the MetLife Facility  and the UBS Facilities (individually defined below and collectively, the “Secured Funding Agreements”).  The Company refers to the Warehouse Lines of Credit and the Secured Funding Agreements as the “Financing Facilities.” As of March 31, 2015 and December 31, 2014, the outstanding balances and total commitments under the Financing Facilities consisted of the following ($ in thousands):

	As of
	March 31, 2015			December 31, 2014
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$121,325	$225,000		$120,766	$225,000
Citibank Facility	93,432	250,000		93,432	250,000
Capital One Facility	-	100,000		-	100,000
March 2014 CNB Facility	-	50,000		42,000	50,000
July 2014 CNB Facility	62,500	75,000		75,000	75,000
MetLife Facility	150,160	180,000		144,673	180,000
April 2014 UBS Facility	19,685	140,000		19,685	140,000
December 2014 UBS Facility	57,243	57,243		57,243	57,243
ASAP Line of Credit	7,274	80,000	(1)	58,469	80,000	(1)
BAML Line of Credit	132,415	135,000	(2)	134,696	180,000	(2)
Total	$644,034	$1,292,243		$745,964	$1,337,243

(1)                                 The commitment amount is subject to change at any time at Fannie Mae’s discretion.

(2)                                 During the three months ended December 31, 2014, the BAML Line of Credit’s commitment size temporarily increased from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. During the three months ended March 31, 2015, the BAML Line of Credit’s commitment size increased from $80.0 million to $135.0 million. See Note 18 included in these consolidated financial statements for information on a subsequent event relating to the BAML Line of Credit.

Some of the Company’s Financing Facilities are collateralized by i) assignments of specific loans or a pool of loans held for investment or loans held for sale owned by the Company, ii) interests in the subordinated portion of the Company’s securitized debt, or iii) interests in wholly owned entity subsidiaries that hold the Company’s loans held for investment.  The Financing Facilities (excluding the Warehouse Lines of Credit) are guaranteed by the Company. Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Financing Facilities used to fund them. The Company’s Financing Facilities contain various affirmative and negative covenants. As of March 31, 2015, the Company is in compliance in all material respects with the terms of each respective Financing Facility.

Wells Fargo Facility

The Company is party to a master repurchase funding facility arranged by Wells Fargo Bank, National Association (as amended and restated, the “Wells Fargo Facility”), which allows the Company to borrow up to $225.0 million. In December 2014, the Company amended and restated the Wells Fargo Facility to, among other things, extend the maturity date from December 14, 2014 to December 14, 2015 and waive the non-utilization fee from December 14, 2014 through April 14, 2015. Provided that certain conditions are met and applicable extension fees are paid, the maturity date is subject to two 12-month extensions at the Company’s option.  Under the Wells Fargo Facility, we are permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00%-2.50%. Subject to the waiver set forth above, the Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three months ended March 31, 2015, the Company did not incur a non-utilization fee. For the three months ended March 31, 2014, the Company incurred a non-utilization fee of $9 thousand.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility (the “Citibank Facility”) with Citibank, N.A. Under the Citibank Facility, the Company has sold, and must later repurchase, qualifying senior commercial mortgage loans and A-Notes approved by Citibank, N.A. in its sole discretion.  Advances under the Citibank Facility accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.00% to 2.50%, subject to certain exceptions.  Under the Citibank Facility, the maturity date is December 8, 2016, subject to three 12-month extensions at the Company’s option assuming no existing defaults under the Citibank Facility and the payment of an extension fee. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the three months ended March 31, 2015, the Company incurred a non-utilization fee of $97 thousand.

Capital One Facility

The Company is party to a secured revolving funding facility with Capital One, National Association (as amended, the “Capital One Facility”), which allows the Company to borrow up to $100.0 million. The Company is permitted to borrow funds under the Capital One Facility to finance qualifying senior commercial mortgage loans, subject to available collateral. Under the Capital One Facility, the Company borrows funds on a revolving basis in the form of individual notes evidenced by individual loans. Each individual loan is secured by an underlying loan originated by the Company. Amounts outstanding under each individual loan accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR, plus (ii) a pricing margin of 2.00% to 3.50%. The Company may request individual loans under the Capital One Facility through and including May 18, 2015, subject to successive 12-month extension options at the lender’s discretion. The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan. The Company does not incur a non-utilization fee under the terms of the Capital One Facility.

City National Bank Facilities

March 2014 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”). The Company is permitted to borrow funds under the March 2014 CNB Facility to finance new investments and for other working capital and general corporate needs. Advances under the March 2014 CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the March 2014 CNB Facility is used on average, unused commitments under the March 2014 CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three months ended March 31, 2015 and 2014, the Company incurred a non-utilization fee of $37 thousand and $8 thousand, respectively. The initial maturity date is March 11, 2016, subject to one 12-month extension at the Company’s option provided that certain conditions are met.

July 2014 CNB Facility

The Company and certain of its subsidiaries are party to a $75.0 million revolving funding facility (the “July 2014 CNB Facility” and together with the March 2014 CNB Facility, the “CNB Facilities”) with City National Bank. The Company is permitted to borrow funds under the July 2014 CNB Facility to finance new investments and for other working capital and general corporate needs. Advances under the July 2014 CNB Facility accrue interest at a per annum rate equal, at the Company’s option, to either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 1.50% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 0.25%; provided that in no event shall the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility is used on average, unused commitments under the July 2014 CNB Facility accrue unused line fees at the rate of 0.125% per annum. For the three months ended March 31, 2015, the Company did not incur a non-utilization fee. The initial maturity date is July 31, 2015, subject to one 12-month extension at the Company’s option, provided that certain conditions are met and applicable extension fees are paid.  See Note 13 included in these consolidated financial statements for more information on a credit support fee agreement.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion (“Eligible Assets”). Advances under the MetLife Facility accrue interest at a per annum rate of 30 day LIBOR plus 2.35%. The Company will pay MetLife, if applicable, an annual make-whole fee equal to the amount by which the aggregate price differential paid over the term of the MetLife Facility is less than the defined minimum price differential, unless certain conditions are met. The initial maturity date of the MetLife Facility is August 12, 2017, subject to two annual extensions at the Company’s option, provided that certain conditions are met, including payment of an extension fee.

UBS Facilities

April 2014 UBS Facility

The Company is party to a $140.0 million revolving master repurchase facility (the “April 2014 UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, commercial real estate mezzanine loans and other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The price differential (or interest rate) on the April 2014 UBS Facility is one-month LIBOR plus 1.88%, excluding amortization of commitment and exit fees. Upon termination of the April 2014 UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the April 2014 UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met. The initial maturity date of the April 2014 UBS Facility is April 7, 2017, subject to annual extensions in UBS’ sole discretion.

December 2014 UBS Facility

The Company is party to a global master repurchase agreement (the “December 2014 UBS Facility”) with UBS AG (“UBS AG”), pursuant to which the Company will sell, and later repurchase, certain retained subordinate notes in the Company’s commercial mortgage-backed securities (“CMBS”) securitization (the “Purchased Securities”) for an aggregate purchase price equal to $57.2 million. The scheduled repurchase date of the Purchased Securities under the December 2014 UBS Facility is January 6, 2016 (the “Repurchase Date”). The transaction fee (or interest rate), which is payable monthly on the December 2014 UBS Facility, is equal to one-month LIBOR plus 2.74% per annum on the outstanding amount. If the outstanding amount of the Purchased Securities subject to the December 2014 UBS Facility is reduced or repaid prior to the Repurchase Date, UBS AG shall be entitled to a termination fee.

Warehouse Lines of Credit

ASAP Line of Credit

ACRE Capital is party to a multifamily as soon as pooled (“ASAP”) sale agreement with Fannie Mae (the “ASAP Line of Credit”) to finance installments received from Fannie Mae. To the extent the ASAP Line of Credit remains active through utilization, there is no expiration date. The commitment amount is subject to change at any time at Fannie Mae’s discretion. Fannie Mae advances payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement. The first installment is considered an advance to ACRE Capital from Fannie Mae and not a sale until the second advance and settlement is made.

BAML Line of Credit

In November 2014, ACRE Capital amended the line of credit with Bank of America, N.A. (as amended and restated, the “BAML Line of Credit”) to, among other things, temporarily increase the size of the commitment from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. In February 2015, ACRE Capital amended the BAML Line of Credit to, among other things, increase the size of the commitment from $80.0 million to $135.0 million and extend the maturity date to June 30, 2016. The stated interest rate on the BAML Line of Credit is LIBOR Daily Floating Rate plus 1.60%. ACRE Capital incurs a non-utilization fee of 12.5 basis points on the daily available balance of the BAML Line of Credit to the extent less than 40% of the BAML Line of Credit is utilized. For the three months ended March 31, 2015 and

2014, the Company incurred a non-utilization fee of $15 thousand and $23 thousand, respectively. See Note 18 included in these consolidated financial statements for information on a subsequent event relating to the BAML Line of Credit.

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

The 2015 Convertible Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% for the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, the interest expense incurred on this indebtedness was $1.6 million. The 2015 Convertible Notes will mature on December 15, 2015, unless previously converted or repurchased in accordance with their terms.

6.   ALLOWANCE FOR LOSS SHARING

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

In connection with the Company’s acquisition of ACRE Capital, Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the “Sellers”), are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers’ failure to fulfill the funding or reimbursement obligations described above. As of March 31, 2015 and December 31, 2014, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital is $346 thousand and $494 thousand, respectively, and is included within other assets in the consolidated balance sheets. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event shall Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

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

A summary of the Company’s allowance for loss sharing as of and for the three months ended March 31, 2015 and 2014 is as follows ($ in thousands):

Balance at December 31, 2014	$12,349
Current period provision for loss sharing	(566)
Settlements/Writeoffs	(38)
Balance at March 31, 2015	$11,745

Balance at December 31, 2013	$16,480
Current period provision for loss sharing	119
Settlements/Writeoffs	-
Balance at March 31, 2014	$16,599

As of March 31, 2015 and December 31, 2014, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.2 billion and $1.1 billion, respectively, from a total recourse at risk pool of $3.3 billion and $3.2 billion, respectively. Additionally, as of March 31, 2015 and December 31, 2014, the non-at risk pool was $1.9 million and $2.0 million, respectively. The at risk pool is subject to Fannie Mae’s Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

7.   COMMITMENTS AND CONTINGENCIES

As of March 31, 2015 and December 31, 2014, the Company had the following commitments to fund various stretch senior mortgage loans, transitional senior mortgage loans, subordinated and mezzanine debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	March 31, 2015	December 31, 2014
Total commitments	$1,381,878	$1,565,117
Less: funded commitments	(1,230,682)	(1,395,281)
Total unfunded commitments	$151,196	$169,836

Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  As of March 31, 2015 and December 31, 2014, ACRE Capital had the following commitments to sell and fund loans ($ in thousands):

	As of
	March 31, 2015	December 31, 2014
Commitments to sell loans	$235,371	$249,803
Commitments to fund loans	$90,897	$51,109

Occasionally for both ACRE and ACRE Capital, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of March 31, 2015, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

8.   DERIVATIVES

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

Loan commitments and forward sale commitments

Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings.  For the three months ended March 31, 2015, the Company entered into 16 loan commitments and 16 forward sale commitments. For the three months ended March 31, 2014, the Company entered into two loan commitments and two forward sale commitments.

As of March 31, 2015, the Company had seven loan commitments with a total notional amount of $90.9 million and 14 forward sale commitments with a total notional amount of $235.4 million, with maturities ranging from 30 days to 22 months that were not designated as hedges in qualifying hedging relationships. As of December 31, 2014, the Company had one loan commitment with a total notional amount of $51.1 million and ten forward sale commitments with a total notional amount of $249.8 million, with maturities ranging from nine days to 23 months that were not designated as hedges in qualifying hedging relationships.

MSR purchase commitment

In March 2015, ACRE Capital entered into a MSR purchase agreement (the “Purchase Agreement”) with a third party to purchase the servicing rights for a HUD loan. Under the Purchase Agreement, the purchase price for the servicing rights was $500 thousand and ACRE Capital is expected to assume the rights to service the loan in September 2015.  The derivative asset associated with the right to service the loan is included within other assets in the consolidated balance sheets as of March 31, 2015.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification within the Company’s consolidated balance sheets as of March 31, 2015 and December 31, 2014 ($ in thousands):

	As of
	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Loan commitments	Other assets	$6,365	Other assets	$3,082
Forward sale commitments	Other assets	-	Other assets	116
MSR purchase commitment	Other assets	513	Other assets	-
Forward sale commitments	Other liabilities	(2,159)	Other liabilities	(1,528)
Total derivatives not designated as hedging instruments		$4,719		$1,670

9.   EQUITY

Common Stock

There were no shares issued in public or private offerings for the three months ended March 31, 2015 and for the year ended December 31, 2014.

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

The following table details the restricted stock grants awarded as of March 31, 2015:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	March 15, 2016	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
Total		220,384

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for the Company’s directors and officers and employees of ACRE Capital as of March 31, 2015:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants— Employees	Total
Balance as of December 31, 2014	21,324	10,936	78,654	110,914
Granted	-	-	-	-
Vested	(6,918)	(1,562)	-	(8,480)
Forfeited	(2,820)	-	-	(2,820)
Balance as of March 31, 2015	11,586	9,374	78,654	99,614

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants— Employees (1)	Total
2015	7,416	4,688	-	12,104
2016	3,336	4,686	30,381	38,403
2017	834	-	-	834
2018	-	-	-	-
2019	-	-	-	-
Total	11,586	9,374	30,381	51,341

(1)                                 Future anticipated vesting related to employees of ACRE Capital that were granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time are not included due to uncertainty in actual vesting date.

Non-Controlling Interests

The non-controlling interests held by third parties in the Company’s consolidated balance sheets represent the equity interests in a limited liability company, ACRC KA Investor LLC (“ACRC KA”) that are not owned by the Company. A portion of ACRC KA’s consolidated equity and statement of operations are allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of March 31, 2015, ACRC KA’s total equity was $171.6 million, of which $87.5 million was owned by the Company and $84.1 million was allocated to non-controlling interests held by third parties. As of December 31, 2014, ACRC KA’s total equity was $170.7 million, of which $92.8 million was owned by the Company and $77.9 million was allocated to non-controlling interests held by third parties. See Note 15 included in these consolidated financial statements for more information on ACRC KA.

10.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014 ($ in thousands, except share and per share data):

	For the three months ended March 31,
	2015	2014
Net income attributable to common stockholders:	$7,062	$4,755
Divided by:
Basic weighted average shares of common stock outstanding:	28,484,293	28,442,560
Non-vested restricted stock	100,491	108,422
Diluted weighted average shares of common stock outstanding:	28,584,784	28,550,982
Basic earnings per common share:	$0.25	$0.17
Diluted earnings per common share:	$0.25	$0.17

The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the three months ended March 31, 2015 and 2014.

11.   INCOME TAX

The Company established a taxable REIT subsidiary (“TRS”), TRS Holdings, in connection with the acquisition of ACRE Capital. In addition, in December 2013 and March 2014, the Company formed ACRC W TRS and ACRC U TRS, respectively, in order to issue and hold certain loans intended for sale.  The TRS’ income tax provision consisted of the following for the three months ended March 31, 2015 and 2014 ($ in thousands):

	For the three months ended March 31,
	2015	2014
Current	$(627)	$(42)
Deferred	(15)	(632)
Total income tax benefit	$(642)	$(674)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within other assets and other liabilities in the consolidated balance sheets, respectively. As of March 31, 2015 and December 31, 2014, the TRS’ U.S. tax jurisdiction was in a net deferred tax liability position. The TRS’ are not currently subject to tax in any foreign tax jurisdictions.

As of December 31, 2014, TRS Holdings had a net operating loss carryforward of $4.0 million, which may be carried back to 2013 and forward 20 years. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on the TRS’ respective net deferred tax assets and liabilities ($ in thousands):

	As of
	March 31, 2015	December 31, 2014
Deferred tax assets
Mortgage servicing rights	$3,793	$2,844
Net operating loss carryforward	1,465	1,465
Other temporary differences	1,215	1,055
Sub-total-deferred tax assets	6,473	5,364
Deferred tax liabilities
Basis difference in assets from acquisition of ACRE Capital	(2,654)	(2,654)
Components of gains from mortgage banking activities	(5,110)	(4,046)
Amortization of intangible assets	(200)	(170)
Sub-total-deferred tax liabilities	(7,964)	(6,870)
Net deferred tax liability	$(1,491)	$(1,506)

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

The following table is a reconciliation of the TRS’ effective tax rate to the TRS’ statutory U.S. federal income tax rate for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
Federal statutory rate	35.0%	35.0%
State income taxes	2.4%	5.7%
Federal benefit of state tax deduction	(0.8)%	(2.0)%
Effective tax rate	36.6%	38.7%

As of March 31, 2015, tax years 2011 through 2014 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next twelve months.

Intercompany Note

In connection with the acquisition of ACRE Capital, the Company partially capitalized TRS Holdings with a $44.0 million note.  In October 2014, the Company entered into a $8.0 million revolving promissory note with TRS Holdings (collectively, the two intercompany notes described above are referred to as, the “Intercompany Notes”). As of March 31, 2015 and December 31, 2014, the outstanding principal balance of the Intercompany Notes was $51.9 million and $50.9 million, respectively. The income statement effects of the Intercompany Notes are eliminated in consolidation for financial reporting purposes, but the interest income and expense from the Intercompany Notes will affect the taxable income of the Company and TRS Holdings.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In accordance with ASC 820-10, the inputs used to measure fair value are summarized in the three broad levels listed below:

•                  Level I-Quoted prices in active markets for identical assets or liabilities.

•                  Level II-Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

•                  Level III-Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

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

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. Financial instruments reported at fair value in the Company’s consolidated financial statements include MSRs, MSR purchase commitment, loan commitments, forward sale commitments and loans held for sale.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of March 31, 2015 and December 31, 2014 ($ in thousands):

	Fair Value as of March 31, 2015
	Level I	Level II	Level III	Total
Loans held for sale	$-	$146,324	$-	$146,324
Mortgage servicing rights	-	-	58,525	58,525
Derivative assets:
Loan commitments	-	-	6,365	6,365
Forward sale commitments	-	-	-	-
MSR purchase commitment	-	-	513	513
Derivative liabilities:
Forward sale commitments	-	-	(2,159)	(2,159)

	Fair Value as of December 31, 2014
	Level I	Level II	Level III	Total
Loans held for sale	$-	$203,006	$-	$203,006
Mortgage servicing rights	-	-	58,889	58,889
Derivative assets:
Loan commitments	-	-	3,082	3,082
Forward sale commitments	-	-	116	116
Derivative liabilities:
Forward sale commitments	-	-	(1,528)	(1,528)

There were no transfers between the levels as of March 31, 2015 and December 31, 2014. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

Loan commitments and forward sale commitments are valued based on a discounted cash flow model that incorporates changes in interest rates during the period. The MSRs and the MSR purchase commitment are valued based on discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The loans held for sale are valued based on discounted cash flow models that incorporate quoted observable prices from market participants. The valuation of derivative instruments are determined using widely accepted valuation techniques, including market yield analyses and discounted cash flow analysis on the expected cash flows of each derivative.

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of March 31, 2015 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average

Mortgage servicing rights	$58,525	Discounted cash flow	Discount rate	8 - 14%	11.4%

Loan commitments and forward sale commitments	4,206	Discounted cash flow	Discount rate	8 - 12%	9.8%

MSR purchase commitment	513	Discounted cash flow	Discount rate	8 - 8%	8.0%

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

The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities as of and for the three months ended March 31, 2015 and 2014 ($ in thousands):

Beginning balance, as of December 31, 2014	$1,670
Settlements	(4,337)
Realized gains (losses) recorded in net income (1)	2,667
Unrealized gains (losses) recorded in net income (1)	4,719
Ending balance, as of March 31, 2015	$4,719

Beginning balance, as of December 31, 2013	$3,527
Settlements	(3,724)
Realized gains (losses) recorded in net income (1)	197
Unrealized gains (losses) recorded in net income (1)	1,096
Ending balance, as of March 31, 2014	$1,096

(1)                                 Realized and unrealized gains (losses) from derivatives are included within gains from mortgage banking activities in the consolidated statements of operations.

See Note 4 included in these consolidated financial statements for the changes in MSRs that are classified as Level III.

As of March 31, 2015 and December 31, 2014, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
	Level in Fair	March 31, 2015		December 31, 2014
	Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,304,821	$1,313,969	$1,462,584	$1,472,890
Financial liabilities:
Secured funding agreements	2	$504,345	$504,345	$552,799	$552,799
Warehouse lines of credit	2	139,689	139,689	193,165	193,165
Convertible notes	2	68,541	69,000	68,395	69,000
Commercial mortgage-backed securitization debt (consolidated VIE)	3	83,288	83,288	219,043	219,043
Collateralized loan obligation securitization debt (consolidated VIE)	3	256,995	256,995	308,703	308,703

The carrying values of cash and cash equivalents, restricted cash, interest receivable, due to affiliate and accrued expenses approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs and net of an allowance for loan losses. The Company may record fair value adjustments on a nonrecurring basis when it has determined that it is necessary to record a specific reserve against a loan and the Company measures such specific reserve using the fair value of the loan’s collateral. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Financing Facilities, convertible notes, CMBS debt and collateralized loan obligation (“CLO”) debt are recorded at outstanding principal, which is the Company’s best estimate of the fair value.

13.   RELATED PARTY TRANSACTIONS

Management Agreement

The Company is subject to a Management Agreement under which ACREM, subject to the supervision and oversight of the Company’s board of directors, is responsible for, among other duties, (a) performing all of the Company’s day-to-day functions, (b) determining the Company’s investment strategy and guidelines in conjunction with the Company’s board of directors, (c) sourcing, analyzing and executing investments, asset sales and financing, and (d) performing portfolio management duties. In addition, ACREM has an Investment Committee that oversees compliance with the Company’s investment strategy and guidelines, investment portfolio holdings and financing strategy. In exchange for its services, ACREM is entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to the Company’s 2012 Equity Incentive Plan and a termination fee, if applicable.

The base management fee is equal to 1.5% of the Company’s stockholders’ equity per annum, which is calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, stockholders’ equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) (x) any amount that the Company has paid to repurchase the Company’s common stock since inception, (y) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, and (z) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between ACREM and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in the Company’s consolidated financial statements.

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding, including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (See Note 9 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. No incentive fees were incurred for the three months ended March 31, 2015 and 2014.

The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services. The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company’s (a) Chief Financial Officer, based on the percentage of his time spent on the Company’s affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of their time spent on the Company’s affairs. The Company is also required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates that are required for the Company’s operations. The term of the Management Agreement ends on May 1, 2016, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

Certain of the Company’s subsidiaries, along with the Company’s lenders under certain of the Company’s Secured Funding Facilities, as well as under the CMBS and CLO have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s-rated commercial special servicer that is included on Standard & Poor’s Select Servicer List. Effective January 1, 2015, ACREM transferred primary servicing of the Company’s loans held for investment to ACRE Capital. The Company’s Manager will specially service, as needed, certain of the Company’s investments. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries by ACRES or the Manager for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

There was an amendment to the Management Agreement whereby ACREM agreed not to seek reimbursement of restricted costs in excess of $1.0 million per quarter for the quarterly periods between September 30, 2013 through December 31, 2014.

Summarized below are the related party costs incurred by the Company, including ACRE Capital, for the three months ended March 31, 2015 and 2014 and amounts payable to the Company’s Manager as of March 31, 2015 and December 31, 2014 ($ in thousands):

	Incurred		Payable
	For the three months ended March 31,		As of
	2015	2014	March 31, 2015	December 31, 2014
Affiliate Payments
Management fees	$1,476	$1,492	$1,476	$1,471
General and administrative expenses	1,065	1,000	1,065	1,000
Direct costs	407	71	222	264
	$2,948	$2,563	$2,763	$2,735

Ares Investments Holdings LLC

As of March 31, 2015 and December 31, 2014, Ares Investments Holdings LLC, a wholly owned subsidiary of Ares Management, owned $1.2 million aggregate principal amount of the 2015 Convertible Notes.

Credit Support Fee Agreement

On July 30, 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. During the three months ended March 31, 2015, the Company incurred a credit support fee of $275 thousand under the July 2014 CNB Facility which is included within interest expense in the Company’s consolidated statements of operations. In connection with the Credit Support Fee Agreement on July 30, 2014, the Company entered into a Pledge Agreement pursuant to which the Company pledged to Ares Management its ownership interests in its wholly owned direct subsidiary, ACRC Holdings LLC, the holding entity for the Company’s principal lending business.  See Note 5 included in these consolidated financial statements for more information on the July 2014 CNB Facility.

14.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2015 and 2014 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
March 5, 2015	March 31, 2015	April 15, 2015	$0.25	$7,146

Total cash dividends declared for the three months ended March 31, 2015			$0.25	$7,146

March 17, 2014	March 31, 2014	April 16, 2014	$0.25	$7,147

Total cash dividends declared for the three months ended March 31, 2014			$0.25	$7,147

15.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in: (a) the CMBS transaction and the Company’s retained interests in the subordinated classes of the certificates issued by the trust it initiated and (b) the CLO transaction and the Company’s retained interests in the subordinated notes and preferred equity of the issuer and (c) a preferred equity investment in an LLC entity (discussed below), all of which are generally considered to be variable interests in a VIE. The CMBS and the CLO together are referred hereon as the Company’s “Securitization VIEs.”

CMBS Securitization

In connection with forming ACRE Commercial Mortgage Trust 2013 FL1 (the “Trust”), ACRC 2013 FL1 Depositor LLC (the “Depositor”), a wholly owned subsidiary of the Company, entered into a Pooling and Servicing Agreement dated November 1, 2013 with Wells Fargo Bank National Association as master servicer, Ares Commercial Real Estate Servicer LLC as servicer, U.S. Bank National Association as trustee, and Trimont Real Estate Advisors Inc. as trust advisor.  The Trust is treated for U.S. federal income tax purposes as a real estate mortgage investment conduit.

The Pooling and Servicing Agreement governs the issuance of approximately $493.8 million aggregate principal balance commercial mortgage pass through Certificates in a CMBS effected by the Depositor. In connection with the securitization, the Depositor contributed a pool of 18 adjustable rate participation interests in commercial mortgage loans to the Trust. The commercial mortgage loans were originated by the Company or its subsidiaries and are secured by 27 commercial properties. The Certificates represent, in the aggregate, the entire beneficial ownership interest in, and the obligations of, the Trust.

In connection with the securitization, the Company offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the “Offered Certificates”) to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act of 1933. In addition, a wholly owned subsidiary of the Company retained approximately $98.8 million of the Certificates. The Company, as the holder of the subordinated classes of the Trust, has the obligation to absorb losses of the Trust, since the Company has a first loss position in the capital structure of the Trust.

CLO Securitization

On August 15, 2014, ACRE Commercial Mortgage 2014-FL2 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2014-FL2 LLC (“Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an indenture with Wells Fargo, as advancing agent and note administrator and Wilmington Trust, National Association as trustee, which governs the issuance of approximately $346.1 million principal balance secured floating rate notes (the “Notes”) and $32.7 million of preferred equity in the Issuer. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.

The Notes are collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $378.8 million (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement (the “Mortgage Asset Purchase Agreement”) dated as of August 15, 2014, between ACRC Lender LLC and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “Offered Notes”) to third parties. A wholly owned subsidiary of the Company retained approximately $37.4 million of the most subordinate Notes and all of the preferred equity in the Issuer. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO.

Summary

As the directing holder of the Securitization VIEs, the Company has the ability to direct activities that could significantly impact their economic performance. However, in those instances where an unrelated third party has the right to unilaterally remove the special servicer, the Company does not have the power to direct activities that most significantly impact the Securitization VIEs’ economic performance. In addition, there are no substantive kick-out rights of any party to remove the special servicer without cause; however, the Company’s subsidiaries, as directing holders, have the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of these Securitization VIEs; thus, the Securitization VIEs are consolidated into the Company’s consolidated financial statements.

Ares Commercial Real Estate Servicer LLC (“Ares Servicer”), a subsidiary of ACREM, is designated as special servicer and ACRE Capital as primary servicer of the Securitization VIEs. Ares Servicer has the power to direct activities during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the Securitization VIEs’ economic performance. ACRE Capital and Ares Servicer waives the servicing and special servicing fees and the Company pays its overhead costs, as with other servicing agreements.

The Securitization VIEs consolidated in accordance with FASB ASC Topic 810 are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the Certificate and Note holders, as applicable. The assets and other instruments held by these securitization entities are restricted and can only be used to fulfill the obligations of the entities. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.

The inclusion of the assets and liabilities of Securitization VIEs of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of Securitization VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in these Securitization VIEs is limited to the carrying value of its investment in the entity. As of March 31, 2015 and December 31, 2014, the Company’s maximum risk of loss was $168.8 million, which represents the carrying value of its investment in the Securitization VIEs. For the three months ended March 31, 2015 and 2014, the Company incurred interest expense related to the Securitization VIEs of $2.4 million and $2.0 million, respectively, and is included within interest expense in the Company’s consolidated statements of operations.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets are comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor.  In January 2015, the Company transferred $5.7 million of the $170.0 million preferred equity investment to third party institutional investors. The Company’s investment in ACRC KA is considered to be an investment in a VIE. As of March 31, 2015 and December 31, 2014, the Company owns a controlling financial interest of 51.0% and 54.3%, respectively, of the equity shares in the VIE and the third party institutional investors own the remaining 49.0% and 45.7%, respectively, a minority financial interest.  The preferred equity shares are entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum.

ACREM is the non-member manager of the VIE. Based on the terms of the ACRC KA LLC agreement, ACREM has the ability to direct activities that could significantly impact the VIE’s economic performance.  There are no substantive kick-out rights held by the third party institutional investors to remove ACREM as the non-member manager without cause. As ACREM serves as the manager of the Company, the Company has the right to receive benefits from the VIE that could potentially be significant. As such, the Company is deemed to be the primary beneficiary of the VIE and the party that is most closely associated with the VIE.  Thus, the VIE is consolidated into the Company’s consolidated financial statements and the preferred equity interests owned by the third party institutional investors are reflected as a non-controlling interest held by third parties within the Company’s consolidated balance sheets.

As of March 31, 2015 and December 31, 2014, the carrying value of the preferred equity investment, which is net of unamortized fees and origination costs, was $168.5 million and $168.4 million, respectively, and is included within loans held for investment in the consolidated balance sheets.  The risk associated solely with respect to the Company’s investment in the VIE is limited to the outstanding principal of its investment in the entity. As of March 31, 2015 and December 31, 2014, the Company’s maximum risk of loss solely with respect to this investment was $86.7 million and $92.4 million.

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

The Company is not obligated to provide, nor has provided, any financial support for any of the Company’s unconsolidated VIEs. As such, the risks associated with the Company’s involvement in these VIEs are limited to the outstanding principal of the Company’s investment in the entity.

The following table presents the carrying value and the maximum exposure of unconsolidated VIEs as of March 31, 2015 and December 31, 2014 ($ in thousands):

	As of
	March 31, 2015	December 31, 2014
Carrying value	$41,626	$38,982
Maximum exposure to loss	$42,238	$39,608

16.   SEGMENTS

The Company’s reportable segments reflect the significant components of the Company’s operations that are evaluated separately by the Company’s chief operating decision maker, the Company’s Chief Executive Officer, and have discrete financial information available. The Company organizes its segments based primarily upon the nature of the underlying products and services. The Company’s Chief Executive Officer and management review certain financial information, including segmented internal profit and loss statements, which are presented below on that basis. The amounts in the reportable segments included in the tables below are in conformity with GAAP and the Company’s significant accounting policies as described in Note 2 included in these consolidated financial statements.

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

The Company is primarily focused on two business segments involving CRE loans. First, in its principal lending business, the Company originates, invests in, manages and services middle-market CRE loans and other CRE-related investments for its own account. These loans are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial and other commercial real estate properties, or by ownership interests therein. Second, in its mortgage banking business, conducted through a wholly owned subsidiary, ACRE Capital, the Company originates, sells and retains servicing of primarily multifamily and other senior-living related CRE loans. These loans are generally held for sale.

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

The table below presents the Company’s total assets as of March 31, 2015 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$8,038	$967	$9,005
Restricted cash	12,455	17,825	30,280
Loans held for investment	1,304,821	-	1,304,821
Loans held for sale, at fair value	-	146,324	146,324
Mortgage servicing rights, at fair value	-	58,525	58,525
Other assets	22,021	18,805	40,826
Total Assets	$1,347,335	$242,446	$1,589,781

The table below presents the Company’s total assets as of December 31, 2014 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$15,045	$1,506	$16,551
Restricted cash	49,679	16,442	66,121
Loans held for investment	1,462,584	-	1,462,584
Loans held for sale, at fair value	-	203,006	203,006
Mortgage servicing rights, at fair value	-	58,889	58,889
Other assets	45,457	15,045	60,502
Total Assets	$1,572,765	$294,888	$1,867,653

The table below presents the Company’s consolidated net income for the three months ended March 31, 2015 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$23,170		$-		$23,170
Interest expense	(10,178)		-	(2)	(10,178)
Net interest margin	12,992	(1)	-		12,992

Mortgage banking revenue:
Servicing fees, net	-		3,916	(2)	3,916
Gains from mortgage banking activities	-		4,144		4,144
Provision for loss sharing	-		566		566
Change in fair value of mortgage servicing rights	-		(3,181)		(3,181)
Mortgage banking revenue	-		5,445		5,445

Total revenue	12,992		5,445		18,437

Expenses:
Management fees to affiliate	1,343		133		1,476
Professional fees	506		269		775
Compensation and benefits	-		4,637		4,637
General and administrative expenses	799		1,032		1,831
General and administrative expenses reimbursed to affiliate	930		135		1,065
Total expenses	3,578		6,206		9,784
Income (loss) from operations before income taxes	9,414		(761)		8,653
Income tax benefit	(21)		(621)		(642)
Net income (loss) attributable to ACRE	9,435		(140)		9,295
Less: Net income attributable to non-controlling interests	(2,233)		-		(2,233)
Net income (loss) attributable to common stockholders	$7,202		$(140)		$7,062

(1)                                 Revenues from one of the Company’s borrowers in the principal lending segment represented approximately 17.6% of the Company’s consolidated revenues for the three months ended March 31, 2015.

(2)                                 Interest expense does not include interest expense related to the intercompany note between the two business segments presented, mortgage banking (conducted through ACRE Capital Holdings LLC) as borrower and principal lending (conducted through the Company) as lender, as described in Note 11. Additionally, servicing fees, net does not include servicing fee revenue related to the primary servicing of ACRE’s loans held for investment by ACRE Capital, as described in Note 13. The intercompany interest expense and servicing fee revenue are eliminated in the consolidated financial statements of the Company. If interest expense related to the intercompany note and intercompany servicing fee revenue were included in the consolidated financial statements, interest expense, servicing fees, net and net loss for the three months ended March 31, 2015 would have been $1.0 million, $4.0 million and $1.1 million, respectively, for mortgage banking.

The table below presents the Company’s consolidated net income for the three months ended March 31, 2014 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$15,152		$-		$15,152
Interest expense	(6,625)		-	(2)	(6,625)
Net interest margin	8,527	(1)	-		8,527

Mortgage banking revenue:
Servicing fees, net	-		5,219		5,219
Gains from mortgage banking activities	-		1,298		1,298
Provision for loss sharing	-		(119)		(119)
Change in fair value of mortgage servicing rights	-		(1,847)		(1,847)
Mortgage banking revenue	-		4,551		4,551

Gain on sale of loans	680		-		680
Total revenue	9,207		4,551		13,758

Expenses:
Management fees to affiliate	1,374		118		1,492
Professional fees	707		218		925
Compensation and benefits	-		4,021		4,021
Acquisition and investment pursuit costs	20		-		20
General and administrative expenses	715		1,504		2,219
General and administrative expenses reimbursed to affiliate	819		181		1,000
Total expenses	3,635		6,042		9,677
Income (loss) from operations before income taxes	5,572		(1,491)		4,081
Income tax expense (benefit)	241		(915)		(674)
Net income (loss) attributable to common stockholders	$5,331		$(576)		$4,755

(1)                                 Revenues from one of the Company’s borrowers in the principal lending segment represented approximately 14.4% of the Company’s consolidated revenues for the three months ended March 31, 2014.

(2)                                 Interest expense does not include interest expense related to the intercompany note between the two business segments presented, mortgage banking (conducted through ACRE Capital Holdings LLC) as borrower and principal lending (conducted through the Company) as lender, as described in Note 11.  Interest expense related to the intercompany note is eliminated in the consolidated financial statements of the Company.  If interest expense related to the intercompany note were included, interest expense and net loss for the three months ended March 31, 2014 would have been $1.0 million and $1.5 million, respectively, for mortgage banking.

17.   COSTS ASSOCIATED WITH RESTRUCTURING ACTIVITIES

During the three months ended March 31, 2014, the Company began restructuring and relocating certain ACRE Capital support services in order to centralize the ACRE Capital platform into one location, including the asset management team and leadership. For the three months ended March 31, 2015 and 2014, the Company has incurred restructuring costs in the mortgage banking segment of $44 thousand and $210 thousand, respectively.

The table below presents a reconciliation of the liability attributable to restructuring costs incurred in the mortgage banking segment as of and for the three months ended March 31, 2015 and 2014 ($ in thousands):

Employee Termination Costs
Beginning balance, as of December 31, 2014	$225
Accruals	44
Payments	(257)
Ending balance, as of March 31, 2015	$12

Employee Termination Costs
Beginning balance, as of December 31, 2013	$-
Accruals	210
Payments	-
Ending balance, as of March 31, 2014	$210

The employee termination costs above are associated with employee severance compensation, retention bonuses and guaranteed bonuses to certain key employees, insurance and outplacement.  The costs incurred above are included within general and administrative expenses in the Company’s consolidated statements of operations. As of December 31, 2014, the restructuring was complete and all costs were measured; however, the Company recognized restructuring costs through the first quarter of 2015.  This measurement included employee costs for employees that were required to render service (beyond a minimum retention period) in order to receive the termination benefits; the Company recognized a liability ratably over the service period.

18.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2015, except as disclosed below.

On April 15, 2015, the agreement governing ACRE Capital’s BAML Line of Credit was amended to, among other things, temporarily increase the commitment size from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015.

On May 6, 2015, the Company originated a $39.0 million transitional first mortgage loan on a hotel located in New York.  At closing, the outstanding principal balance was approximately $36.5 million. The loan has an interest rate of LIBOR + 4.75% (plus origination and exit fees) subject to a 0.18% LIBOR floor and an initial term of three years.

Subsequent to the three months ended March 31, 2015, ACRE Capital rate-locked $75.3 million in Fannie Mae loan commitments and $56.4 million in Freddie Mac loan commitments.

On May 7, 2015, the Company declared a cash dividend of $0.25 per common share for the second quarter of 2015. The second quarter 2015 dividend is payable on July 15, 2015 to common stockholders of record as of June 30, 2015.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•                            allocation of investment opportunities to us by Ares Commercial Real Estate Management LLC;

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

•                            our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes (a “REIT”);

•                            our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”), as amended;

•                            availability of investment opportunities in mortgage-related and real estate-related investments and securities;

•                            the ability of our Manager to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

•                            the ability of ACRE Capital LLC (“ACRE Capital”) to originate and sell mortgage loans;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those expressed in the forward-looking statements for any reason, including the factors set forth under “Risk Factors” and elsewhere in our annual report on Form 10-K for the fiscal year ended December 31, 2014 and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this quarterly report on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements.

Overview

We are a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). We are externally managed by Ares Commercial Real Estate Management LLC (our “Manager”), a subsidiary of Ares Management L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to the terms of the management agreement (the “Management Agreement”). From the commencement of our operations in late 2011, we have been primarily focused on our principal lending business, where we directly originate, manage and service a diversified portfolio of commercial real estate (“CRE”) debt-related investments for our own account.

We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital, which we believe is complementary to our principal lending business. In this business segment, we primarily originate, sell and service multifamily and other senior-living related loans under programs offered by Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as mortgage servicing rights (“MSRs”) and receive fees for providing such servicing during the life of the loans, which generally last ten years or more.

We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering in May 2012.  We have elected and qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT. We also operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Developments during the First Quarter of 2015

•                  Originated and funded a $41.6 million transitional first mortgage loan on a skilled nursing facility located in New York.

•                  Transferred $5.7 million of our December 2014 $170.0 million preferred equity investment to third party institutional investors.

•                  Amended the Bank of America, N.A. line of credit (as amended and restated, the “BAML Line of Credit”) to, among other things, increase the aggregate commitment to $135.0 million and extend the maturity date to June 30, 2016.

•                  ACRE Capital rate-locked $202.0 million in loan commitments.

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

Investment Portfolio

As of March 31, 2015, we have originated or co-originated 41 CRE middle market loans held for investment, excluding 17 loans that were repaid since inception. The aggregate originated commitment under these loans at closing was approximately $1.4 billion and outstanding principal was $1.2 billion, excluding non-controlling interests held by third parties,  as of March 31, 2015. During the three months ended March 31, 2015, we funded approximately $59.2 million of outstanding principal and received repayments of $218.1 million of outstanding principal. Such investments are referred to herein as our investment portfolio. As of March 31, 2015, 67.6% of our loans have LIBOR floors, with a weighted average floor of 0.24%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of March 31, 2015, all loans were paying in accordance with their contractual terms. There were no impairments during the three months ended March 31, 2015.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of March 31, 2015 ($ in thousands):

	As of March 31, 2015
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,032,296	$1,039,078	4.4%	4.9%	2.0
Subordinated debt and preferred equity investments	189,238	191,604	10.6%	11.0%	6.6
Total investment portfolio (excluding non-controlling interests held by third parties)	$1,221,534	$1,230,682	5.4%	5.9%	2.7

(1)                                 The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of March 31, 2015 as weighted by the Outstanding Principal balance of each loan.

Non-Controlling Interests

The non-controlling interests held by third parties in our consolidated financial statements represent the equity interests in ACRC KA Investor LLC (“ACRC KA”) that are not owned by us. See Note 15 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information about ACRC KA.

A reconciliation of our investment portfolio excluding non-controlling interests compared to our loans held for investment as included within our consolidated balance sheets is as follows ($ in thousands):

	As of March 31, 2015
	Carrying Amount	Outstanding Principal
Total investment portfolio (excluding non-controlling interests held by third parties)	$1,221,534	$1,230,682
Non-controlling interest investment held by third parties	83,287	83,287

Loans held for investment	$1,304,821	$1,313,969

For more information about our investment portfolio, see Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q.

A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

For the three months ended March 31, 2015
Interest income from loans held for investment, excluding non-controlling interests	$20,927
Interest income from non-controlling interest investment held by third parties	2,243
Interest income from loans held for investment	$23,170

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  See Note 2 to our consolidated financial statements for the three months ended March 31, 2015, which describes recently issued accounting pronouncements not yet required to be adopted by us.

RESULTS OF OPERATIONS

The following table sets forth the consolidated results of operations for the three months ended March 31, 2015 and 2014 ($ in thousands):

	For the three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$23,170	$15,152
Interest expense	(10,178)	(6,625)
Net interest margin	12,992	8,527
Mortgage banking revenue:
Servicing fees, net	3,916	5,219
Gains from mortgage banking activities	4,144	1,298
Provision for loss sharing	566	(119)
Change in fair value of mortgage servicing rights	(3,181)	(1,847)
Mortgage banking revenue	5,445	4,551
Gain on sale of loans	-	680
Total revenue	18,437	13,758
Expenses:
Management fees to affiliate	1,476	1,492
Professional fees	775	925
Compensation and benefits	4,637	4,021
Acquisition and investment pursuit costs	-	20
General and administrative expenses	1,831	2,219
General and administrative expenses reimbursed to affiliate	1,065	1,000
Total expenses	9,784	9,677
Income from operations before income taxes	8,653	4,081
Income tax benefit	(642)	(674)
Net income attributable to ACRE	9,295	4,755
Less: Net income attributable to non-controlling interests	(2,233)	-
Net income attributable to common stockholders	$7,062	$4,755

Comparison of Three Months Ended March 31, 2015 and 2014

Net Interest Margin

For the three months ended March 31, 2015 and 2014, we earned approximately $13.0 million and $8.5 million in net interest margin, respectively. For the three months ended March 31, 2015 and 2014, interest income from loans held for investment of $23.2 million and $15.2 million, respectively, was generated by weighted average earning assets of $1.3 billion and $1.1 billion, respectively, offset by $10.2 million and $6.6 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (collectively defined as the “Secured Funding Agreements”), securitization debt and convertible notes were $1.0 billion and $771.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net interest margin for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily relates to the increase in our weighted average earning assets, a decrease in our weighted average borrowing costs resulting from amendments to our Secured Funding Agreements and an increase in our use of debt leverage for the three months ended March 31, 2015.

Mortgage Banking Revenue

For the three months ended March 31, 2015 and 2014, we earned approximately $3.9 million and $5.2 million in net servicing fees. Servicing fees include fees earned for all activities related to servicing ACRE Capital’s loans, the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid, changes in the fair value of the servicing fee payable and interest expense related to escrow accounts. For the three months ended March 31, 2015 and 2014, we earned approximately $4.1 million and $1.3 million in net gains from mortgage banking activities, respectively. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale, changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments, and reduced by the expense related to the initial fair value of the servicing fee payable and interest expense related to our multifamily as soon as pooled (“ASAP”) sale agreement with Fannie Mae (the “ASAP Line of Credit”) and the BAML Line of Credit (the “Warehouse Lines of Credit”). The increase in mortgage banking revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily relates to an increase in our loan originations for the three months ended March 31, 2015. ACRE Capital rate-locked 16 loans totaling $202.0 million in commitments for the three months ended March 31, 2015 compared to two loans totaling $28.2 million in commitments for the three months ended March 31, 2014.

Operating Expenses

For the three months ended March 31, 2015 and 2014, we incurred operating expenses of $9.8 million and $9.7 million, respectively.

Related Party Expenses

Related party expenses for the three months ended March 31, 2015 included $1.5 million in management fees due to our Manager and $1.1 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. Related party expenses for the three months ended March 31, 2014 included $1.5 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses.  There was an amendment to the Management Agreement whereby our Manager agreed not to seek reimbursement of restricted costs in excess of $1.0 million per quarter for the quarterly periods between September 30, 2013 through December 31, 2014.

Other Expenses

Professional fees for the three months ended March 31, 2015 and 2014 were $0.8 million and $0.9 million, respectively. Acquisition and investment pursuit costs related to the acquisition of ACRE Capital for the three months ended March 31, 2014 were $20 thousand. General and administrative expenses for the three months ended March 31, 2015 and 2014 were $1.8 million and $2.2 million, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily relates to the completion of the restructuring of ACRE Capital.

Compensation and Benefits

Compensation and benefits for the three months ended March 31, 2015 and 2014 was $4.6 million and $4.0 million, respectively, all of which related to ACRE Capital. The increase in compensation and benefits for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily relates to an increase in commission expense due to an increase in our loan originations for the three months ended March 31, 2015 and due to the turnover and replacement of employees at ACRE Capital in connection with the restructuring and strengthening of the ACRE Capital platform.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under the Secured Funding Agreements and the Warehouse Lines of Credit (collectively, the “Financing Facilities”), the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in the commercial mortgage-backed security (“CMBS”) and collateralized loan obligation (“CLO”) are applied sequentially, first going to pay down the senior CMBS and CLO notes, and accordingly we will not receive any proceeds from repayment of loans in the CMBS or CLO until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See “Recent Developments” included in this quarterly report on Form 10-Q for information on our available capital as of May 6, 2015.  We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2015 and 2014 ($ in thousands):

	For the three months ended March 31,
	2015	2014
Net income	$9,295	$4,755
Adjustments to reconcile net income to net cash provided by operating activities:	116,259	2,931
Net cash provided by operating activities	125,554	7,686
Net cash provided by (used in) investing activities	159,767	(66,519)
Net cash provided by (used in) financing activities	(292,867)	69,135
Change in cash and cash equivalents	$(7,546)	$10,302

Cash and cash equivalents decreased by $7.5 million and increased by $10.3 million, respectively, during the three months ended March 31, 2015 and 2014. Net cash provided by operating activities totaled $125.6 million and $7.7 million, respectively, during the three months ended March 31, 2015 and 2014. This change in net cash provided by operating activities was primarily related to the proceeds received from the sale of mortgage loans held for sale to third parties exceeding the cash used to originate and fund mortgage loans held for sale. For the three months ended March 31, 2015, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $162.2 million, sale of mortgage loans held for sale to third parties of $216.4 million, change in the fair value of MSRs of $3.2 million, change in restricted cash of $38.7 million and change in other assets of $18.2 million. For the three months ended March 31, 2014, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $52.8 million, sale of mortgage loans held for sale to third parties of $56.1 million, change in the fair value of MSRs of $1.8 million and change in other assets of $2.7 million.

Net cash provided by (used in) investing activities for the three months ended March 31, 2015 and 2014 totaled $159.8 million and $(66.5) million, respectively. This change in net cash provided by investing activities was related primarily to the cash received for the principal repayment of loans held for investment exceeding the cash used for the origination of new loans held for investment for the three months ended March 31, 2015.

Net cash used in financing activities for the three months ended March 31, 2015 totaled $292.9 million and related primarily to repayments of our Secured Funding Agreements of $69.3 million, repayments of debt of consolidated VIEs of $187.5 million, and repayments of our Warehouse Lines of Credit of $229.2 million partially offset by proceeds from our Secured Funding Agreements of $20.9 million and proceeds from our Warehouse Lines of Credit of $175.7 million. Net cash provided by financing activities for the three months ended March 31, 2014 totaled $69.1 million and related primarily to proceeds from our Secured Funding Agreements of $145.7 million partially offset by repayments of our Secured Funding Agreements of $68.6 million.

Summary of Financing Facilities

The sources of financing under our Financing Facilities that are used to fund our target investments are described in the following table ($ in thousands):

	As of
	March 31, 2015						December 31, 2014
	Total Commitment		Outstanding Balance	Interest Rate	Maturity Date		Total Commitment		Outstanding Balance	Interest Rate	Maturity Date
Secured funding agreements:
Wells Fargo Facility	$225,000		$121,325	LIBOR+2.00 to 2.50%	December 14, 2015	(1)	$225,000		$120,766	LIBOR+2.00 to 2.50%	December 14, 2015	(1)
Citibank Facility	250,000		93,432	LIBOR+2.00 to 2.50%	December 8, 2016	(2)	250,000		93,432	LIBOR+2.00 to 2.50%	December 8, 2016	(2)
Capital One Facility	100,000		-	LIBOR+2.00 to 3.50%	-	(3)	100,000		-	LIBOR+2.00 to 3.50%	-	(3)
March 2014 CNB Facility	50,000		-	LIBOR+3.00%	March 11, 2016	(4)	50,000		42,000	LIBOR+3.00%	March 11, 2016	(4)
July 2014 CNB Facility	75,000		62,500	LIBOR+3.00%	July 31, 2015	(4)	75,000		75,000	LIBOR+3.00%	July 31, 2015	(4)
MetLife Facility	180,000		150,160	LIBOR+2.35%	August 12, 2017	(1)	180,000		144,673	LIBOR+2.35%	August 12, 2017	(1)
April 2014 UBS Facility	140,000		19,685	LIBOR+1.88%	April 7, 2017	(5)	140,000		19,685	LIBOR+1.88%	April 7, 2017	(5)
December 2014 UBS Facility	57,243		57,243	LIBOR+2.74%	January 6, 2016		57,243		57,243	LIBOR+2.74%	January 6, 2016
Total	$1,077,243		$504,345				$1,077,243		$552,799

Warehouse lines of credit:
ASAP Line of Credit	$80,000	(6)	$7,274	LIBOR+1.40 to 1.75%	No expiration		$80,000	(6)	$58,469	LIBOR+1.40 to 1.75%	No expiration
BAML Line of Credit	135,000	(7)	132,415	LIBOR+1.60%	June 30, 2016		180,000	(7)	134,696	LIBOR+1.60%	April 15, 2015
Total	$215,000		$139,689				$260,000		$193,165

(1)	These facilities are subject to two 12-month extensions at our option, provided that certain conditions are met and applicable extension fees are paid.
(2)	The Citibank Facility is subject to three 12-month extensions at our option, provided that certain conditions are met and applicable extension fees are paid.
(3)	The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan.
(4)

The CNB Facilities are subject to one 12-month extension at our option, provided that certain conditions are met and applicable extension fees are paid. The July 2014 CNB Facility’s interest rate of LIBOR + 3.00% is comprised of LIBOR + 1.50% and a credit support fee of 1.50% payable to Ares Management.

(5)	The April 2014 UBS Facility is subject to annual 12-month extensions at the discretion of the lender, provided that certain conditions are met and applicable extension fees are paid.
(6)	The commitment amount is subject to change at any time at Fannie Mae’s discretion. To the extent the ASAP Line of Credit remains active through utilization, there is no expiration date.
(7)

During the three months ended December 31, 2014, the BAML Line of Credit’s commitment size was temporarily increased from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. During the three months ended March 31, 2015, the BAML Line of Credit’s commitment size increased from $80.0 million to $135.0 million and the maturity date was extended to June 30, 2016.

Our Financing Facilities contain various affirmative and negative covenants. As of March 31, 2015, we are in compliance in all material respects with the terms of each respective Financing Facility. See Note 5 included in this quarterly report on Form 10-Q for more information on our Financing Facilities.

During the three months ended March 31, 2015, the following activities occurred with respect to our sources of financing:

BAML Line of Credit

In February 2015, ACRE Capital amended the BAML Line of Credit to, among other things, increase the size of the commitment from $80.0 million to $135.0 million and extend the maturity date to June 30, 2016. See Note 18 included in these consolidated financial statements for information on a subsequent event relating to the BAML Line of Credit.

Commercial Mortgage-Backed Securities and Collateralized Loan Obligations

We may seek to enhance the returns on our senior commercial mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization.

As of March 31, 2015, we had $340.3 million of securitized debt, comprised of $83.3 million of CMBS debt and $257.0 million of CLO debt, held through consolidated VIEs, compared to $527.7 million of securitized debt as of December 31, 2014, comprised of $219.0 million of CMBS debt and $308.7 million of CLO debt, held through consolidated VIEs. See Note 15 included in this quarterly report on Form 10-Q for additional terms and details of our securitizations.

Capital Markets

We may periodically raise additional capital through public offerings of debt and equity securities to fund new investments. On May 9, 2013, we filed a registration statement on Form S-3, with the Securities and Exchange Commission (“SEC”) in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.5 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units. On June 17, 2013, the registration statement was declared effective by the SEC.

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

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its REIT taxable income in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), if and to the extent authorized by our board of directors. As a result, such distributions will not be available to fund investments. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our Financing Facilities and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

OFF-BALANCE SHEET ARRANGEMENTS

We have commitments to fund various stretch senior and transitional senior mortgage loans, as well as subordinated, mezzanine debt and preferred equity investments in our portfolio, extend credit and sell loans. Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

RECENT DEVELOPMENTS

On April 15, 2015, the agreement governing ACRE Capital’s BAML Line of Credit was amended to, among other things, temporarily increase the commitment size from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015.

On May 6, 2015, we originated a $39.0 million transitional first mortgage loan on a hotel located in New York.  At closing, the outstanding principal balance was approximately $36.5 million. The loan has an interest rate of LIBOR + 4.75% (plus origination and exit fees) subject to a 0.18% LIBOR floor and an initial term of three years.

Subsequent to the three months ended March 31, 2015, ACRE Capital rate-locked $75.3 million in Fannie Mae loan commitments and $56.4 million in Freddie Mac loan commitments.

As of May 6, 2015, we expect to have approximately $56 million in capital, either in cash or in approved but undrawn capacity under our Financing Facilities. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $46 million in capital available to fund additional loans, outstanding commitments on our existing loans and for other working capital purposes. Assuming that we use such amount as capital to make new investments and leverage such amount under our facilities at a debt-to-equity ratio in the range of 2:1 to 3:1, we have the capacity to fund $135 million to $180 million of additional senior loan investments.

As of May 6, 2015, the total unfunded commitments for our existing loans held for investment were approximately $135 million. In addition, borrowings under our Financing Facilities were approximately $550 million (excluding Warehouse Lines of Credit in connection with our Mortgage Banking segment), debt issued in the form of CMBS was approximately $83 million, debt issued in the form of CLOs was approximately $257 million and debt issued in the form of convertible senior notes was approximately $69 million.

On May 7, 2015, we declared a cash dividend of $0.25 per common share for the second quarter of 2015. The second quarter 2015 dividend is payable on July 15, 2015 to common stockholders of record as of June 30, 2015.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As part of our risk management strategy, our Manager closely monitors our portfolio and actively manages the credit, interest rate, market, prepayment, real estate and inflation risks associated with holding a portfolio of our target investments. We manage our portfolio through an interactive process with our Manager and Ares Management and service our target investments through a combination of ACRE Capital’s servicer and our Manager’s servicer, which is a Standard & Poor’s-rated commercial special servicer that is included on Standard & Poor’s Select Servicer List and through ACRE Capital LLC as primary servicer. Our Manager has an Investment Committee that oversees compliance with our investment strategy and guidelines, investment portfolio holdings and financing strategy. We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks can be quantified from historical experience and seek to actively manage those risks, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

In addition, we are exposed to credit risk in our mortgage banking business where, under the Master Loss Sharing Agreement, ACRE Capital is responsible for absorbing certain losses incurred by Fannie Mae with respect to loans originated under the DUS program. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for further discussion of the Master Loss Sharing Agreement with Fannie Mae. ACRE Capital uses several tools to manage its risk-sharing obligation, including maintenance of disciplined underwriting and approval processes and procedures, and periodic review and evaluation of underwriting criteria based on underlying multifamily housing market data and limitation of exposure to particular geographic markets and submarkets and to individual borrowers.

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

For the three months ended March 31, 2015, the following fluctuations in the average 30-day LIBOR would have had the following impact on our net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR (basis points)	Increase in Net Interest Margin
Up 300 basis points	$1.7
Up 200 basis points	$1.1
Up 100 basis points	$0.4
0 basis points	$0.3

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

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $1.8 million as of March 31, 2015 and December 31, 2014.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2015 are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. During the three months ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2015, we were not subject to any material pending legal proceedings.

Item 1A.   Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

10.1*

Amendment No. 2 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of February 27, 2015, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto. (3)

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

*                                         Previously filed

(1)         Incorporated by reference to Exhibits 3.1 and 3.2, as applicable, to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

(2)         Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 19, 2012.

(3)         Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on March 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date: May 7, 2015	By	/s/ Todd S. Schuster
Todd S. Schuster
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2015	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)