Form 10-Q
period 2015-06-30
Ares Commercial Real Estate Corp
filed 2015-07-30
CIK 1529377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2015
Common stock, $0.01 par value	28,609,650

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents ($10 and $47 related to consolidated VIEs, respectively)	$8,105	$16,551
Restricted cash	26,935	66,121
Loans held for investment ($669,071 and $848,224 related to consolidated VIEs, respectively)	1,278,736	1,462,584
Loans held for sale, at fair value	131,962	203,006
Mortgage servicing rights, at fair value	60,077	58,889
Other assets ($3,384 and $3,438 of interest receivable related to consolidated VIEs, respectively; $18,352 of other receivables related to consolidated VIEs as of December 31, 2014)	39,023	60,502
Total assets	$1,544,838	$1,867,653
LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$560,845	$552,799
Warehouse lines of credit	51,852	193,165
Convertible notes	68,696	68,395
Commercial mortgage-backed securitization debt (consolidated VIE)	83,288	219,043
Collateralized loan obligation securitization debt (consolidated VIE)	246,952	308,703
Allowance for loss sharing	11,183	12,349
Due to affiliate	2,676	2,735
Dividends payable	7,152	7,147
Other liabilities ($325 and $498 of interest payable related to consolidated VIEs, respectively)	23,044	22,431
Total liabilities	1,055,688	1,386,767
Commitments and contingencies (Note 7)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at June 30, 2015 and December 31, 2014, 28,609,650 and 28,586,915 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	284	284
Additional paid-in capital	420,758	420,344
Accumulated deficit	(15,943)	(17,674)
Total stockholders’ equity	405,099	402,954
Non-controlling interests in consolidated VIEs	84,051	77,932
Total equity	489,150	480,886
Total liabilities and equity	$1,544,838	$1,867,653

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$21,012	$17,735	$44,182	$32,887
Interest expense	(8,701)	(8,414)	(18,879)	(15,039)
Net interest margin	12,311	9,321	25,303	17,848
Mortgage banking revenue:
Servicing fees, net	3,908	3,494	7,824	8,713
Gains from mortgage banking activities	7,489	5,306	11,633	6,604
Provision for loss sharing	425	1,180	991	1,061
Change in fair value of mortgage servicing rights	(2,002)	(1,888)	(5,183)	(3,735)
Mortgage banking revenue	9,820	8,092	15,265	12,643
Gain on sale of loans	-	-	-	680
Total revenue	22,131	17,413	40,568	31,171
Expenses:
Management fees to affiliate	1,481	1,478	2,957	2,970
Professional fees	620	1,104	1,395	2,029
Compensation and benefits	5,434	4,510	10,071	8,531
Acquisition and investment pursuit costs	-	-	-	20
General and administrative expenses	1,632	2,600	3,463	4,819
General and administrative expenses reimbursed to affiliate	941	1,000	2,006	2,000
Total expenses	10,108	10,692	19,892	20,369
Income from operations before income taxes	12,023	6,721	20,676	10,802
Income tax expense (benefit)	760	83	118	(591)
Net income attributable to ACRE	11,263	6,638	20,558	11,393
Less: Net income attributable to non-controlling interests	(2,296)	-	(4,529)	-
Net income attributable to common stockholders	$8,967	$6,638	$16,029	$11,393
Net income per common share:
Basic and diluted earnings per common share	$0.31	$0.23	$0.56	$0.40
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,491,711	28,453,739	28,488,022	28,448,181
Diluted weighted average shares of common stock outstanding	28,585,780	28,590,689	28,585,285	28,570,945
Dividends declared per share of common stock	$0.25	$0.25	$0.50	$0.50

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2014	28,586,915	$284	$420,344	$(17,674)	$402,954	$77,932	$480,886
Stock-based compensation	22,735	-	414	-	414	-	414
Net income	-	-	-	16,029	16,029	4,529	20,558
Dividends declared	-	-	-	(14,298)	(14,298)	-	(14,298)
Contributions from non-controlling interests	-	-	-	-	-	5,685	5,685
Distributions to non-controlling interests	-	-	-	-	-	(4,095)	(4,095)
Balance at June 30, 2015	28,609,650	$284	$420,758	$(15,943)	$405,099	$84,051	$489,150

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net income	$20,558	$11,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	4,397	3,288
Change in mortgage banking activities	(7,596)	(3,280)
Change in fair value of mortgage servicing rights	5,183	3,735
Accretion of deferred loan origination fees and costs	(2,454)	(1,593)
Provision for loss sharing	(991)	(1,061)
Cash paid to settle loss sharing obligations	(122)	(883)
Originations of mortgage loans held for sale	(382,693)	(151,426)
Sale of mortgage loans held for sale to third parties	524,452	103,040
Stock-based compensation	414	525
Amortization of convertible notes issuance costs	489	443
Accretion of convertible notes	301	273
Depreciation expense	109	62
Deferred tax expense (benefit)	668	(129)
Changes in operating assets and liabilities:
Restricted cash	41,208	(1,135)
Other assets	20,164	(3,815)
Due to affiliate	(59)	178
Other liabilities	(1,037)	(1,937)
Net cash provided by (used in) operating activities	222,991	(42,322)
Investing activities:
Issuance of and fundings on loans held for investment	(116,237)	(267,719)
Principal repayment of loans held for investment	228,137	3,517
Proceeds from sale of a mortgage loan held for sale	-	80,197
Receipt of origination fees	757	2,141
Purchases of property and equipment	(62)	(244)
Net cash provided by (used in) investing activities	112,595	(182,108)
Financing activities:
Proceeds from secured funding agreements	113,870	384,932
Repayments of secured funding agreements	(105,824)	(192,060)
Secured funding costs	(556)	(2,201)
Repayments of debt of consolidated VIEs	(197,506)	-
Payment of offering costs	-	(113)
Proceeds from warehouse lines of credit	435,592	137,399
Repayments of warehouse lines of credit	(576,905)	(89,200)
Dividends paid	(14,293)	(14,275)
Contributions from non-controlling interests	5,685	-
Distributions to non-controlling interests	(4,095)	-
Net cash provided by (used in) financing activities	(344,032)	224,482
Change in cash and cash equivalents	(8,446)	52
Cash and cash equivalents, beginning of period	16,551	20,100
Cash and cash equivalents, end of period	$8,105	$20,152

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015

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

In the Company’s principal lending business, it is primarily focused on directly originating, managing and servicing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments in its principal lending business include senior mortgage loans, subordinated debt, preferred equity and other CRE-related investments. These investments, which are referred to as the Company’s “principal lending target investments,” are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior-living and other commercial real estate properties, or by ownership interests therein.

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

Variable Interest Entities

The Company evaluates all of its interests in VIEs for consolidation. When the Company’s interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary and it does not consolidate the VIE.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of June 30, 2015 and December 31, 2014, the Company did not recognize any impairments with respect to its loans held for investment.

Preferred equity investments, which are subordinate to any loans but senior to common equity, are accounted for as loans held for investment and are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired, and are included within loans held for investment in the Company’s consolidated balance sheets.  The Company accretes or amortizes any discounts or premiums over the life of the related loan held for investment utilizing the effective interest method.

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

Although the Company generally holds its target investments as long-term investments within its principal lending business, the Company may occasionally classify some of its investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. As of June 30, 2015, the Company had one loan held for sale in its principal lending business of $74.6 million, net of deferred fees, included in the $132.0 million of loans held for sale in the consolidated balance sheet.

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

Allowance for Loss Sharing

When a loan is sold under the Fannie Mae DUS program, ACRE Capital undertakes an obligation to partially guarantee the performance of the loan. The date ACRE Capital commits to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guarantee is recognized. Subsequent to the initial commitment date, the Company monitors the performance of each loan for events or circumstances which may signal a liability to be recognized if there is a probable and estimable loss. The initial fair value of the guarantee is estimated by examining historical loss share experienced in the ACRE Capital Fannie Mae DUS portfolio since inception. The initial fair value of the guarantee is included within the provision for loss sharing in the Company’s consolidated statements of operations. These historical loss shares serve as a basis to derive a loss share rate which is then applied to the current ACRE Capital DUS portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis).

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

A reconciliation of the Company’s interest income from loans held for investment, excluding non-controlling interests, to the Company’s interest income from loans held for investment as included within its consolidated statements of operations is as follows ($ in thousands):

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Interest income from loans held for investment, excluding non-controlling interests	$18,706	$39,633
Interest income from non-controlling interest investment held by third parties	2,306	4,549
Interest income from loans held for investment	$21,012	$44,182

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

Comprehensive Income

For the three and six months ended June 30, 2015 and 2014, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Net Interest Margin and Interest Expense

Net interest margin within the consolidated statements of operations is a measure that is specific to the Company’s principal lending business and serves to measure the performance of the principal lending segment’s loans held for investment as compared to its use of debt leverage.  The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements (as defined in Note 5 included in these consolidated financial statements), securitizations debt and the 2015 Convertible Notes in net interest margin.  As of June 30, 2015 and 2014, interest expense is comprised of the following ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Secured funding agreements and securitizations debt	$7,085	$6,835	$15,674	$11,907
Convertible notes	1,616	1,579	3,205	3,132
Interest expense	$8,701	$8,414	$18,879	$15,039

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

3.   LOANS HELD FOR INVESTMENT

As of June 30, 2015, the Company had originated or co-originated 41 loans held for investment, excluding 17 loans that were repaid since inception and one loan transferred to loans held for sale within the Company’s consolidated balance sheet. The aggregate originated commitment under these loans at closing was approximately $1.4 billion and outstanding principal was $1.2 billion, excluding non-controlling interests held by third parties, as of June 30, 2015. During the six months ended June 30, 2015, the Company funded approximately $117.2 million of outstanding principal and received repayments of $228.1 million of outstanding principal as described in more detail in the tables below. Such investments are referred to herein as the Company’s investment portfolio. As of June 30, 2015, 66.4% of the Company’s loans have LIBOR floors, with a weighted average floor of 0.24%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of June 30, 2015 and December 31, 2014 ($ in thousands):

	As of June 30, 2015
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,001,796	$1,007,726	4.4%	5.0%	1.8
Subordinated debt and preferred equity investments	193,653	195,928	10.6%	11.0%	6.4
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,195,449	$1,203,654	5.4%	6.0%	2.5

	As of December 31, 2014
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,156,476	$1,164,055	4.5%	5.0%	2.1
Subordinated debt and preferred equity investments	228,499	231,226	10.3%	10.7%	6.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975	$1,395,281	5.5%	6.0%	2.8

(1)                                 The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2015 and December 31, 2014 as weighted by the Outstanding Principal balance of each loan.

A reconciliation of the Company’s loans held for investment portfolio, excluding non-controlling interests, to the Company’s loans held for investment as included within its consolidated balance sheets is as follows ($ in thousands):

	As of June 30, 2015
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,195,449	$1,203,654
Non-controlling interest investment held by third parties	83,287	83,287
Loans held for investment	$1,278,736	$1,286,941

	As of December 31, 2014
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975	$1,395,281
Non-controlling interest investment held by third parties	77,609	77,609
Loans held for investment	$1,462,584	$1,472,890

A more detailed listing of the Company’s investment portfolio, excluding non-controlling interests, based on information available as of June 30, 2015 is as follows ($ in millions, except percentages):

Loan Type	Location		Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)	Payment Terms (4)
Senior Mortgage Loans:
Office	TX		$74.4	$73.7	L+5.00%		6.1%	Jan 2017	I/O
Retail	IL		73.6	73.2	L+4.00%	(5)	4.6%	Aug 2017	I/O
Mixed-use	IL		48.6	48.0	L+3.60%		4.2%	Oct 2018	I/O
Office	FL		47.3	47.3	L+5.25%		5.4%	Apr 2016	I/O
Multifamily	TX		44.7	44.6	L+3.75%		4.5%	July 2016	I/O
Healthcare	NY		41.6	41.3	L+5.00%		5.8%	Dec 2016	I/O
Industrial	MO/KS		37.7	37.5	L+4.30%		5.1%	Jan 2017	P/I
Hotel	NY		36.5	36.1	L+4.75%		5.4%	June 2018	I/O
Multifamily	FL		35.6	35.4	L+3.75%		4.7%	Mar 2017	I/O
Multifamily	TX		35.0	35.0	L+3.75%		4.5%	July 2016	I/O
Office	FL		34.0	33.8	L+3.65%		4.0%	Oct 2017	I/O
Industrial	OH		33.4	33.1	L+4.20%		4.7%	May 2018	I/O
Office	OH		31.6	31.6	L+5.35%-L+5.00%	(6)	6.0%	Nov 2015	I/O
Retail	IL		29.0	28.7	L+3.25%		3.8%	Sep 2018	I/O
Office	CA		28.1	27.9	L+4.50%		5.2%	Apr 2017	I/O
Multifamily	NY		27.7	27.4	L+3.75%		4.4%	Oct 2017	I/O
Multifamily	TX		27.6	27.5	L+3.65%		4.4%	Jan 2017	I/O
Office	OR		27.6	27.3	L+3.75%		4.4%	Oct 2018	I/O
Mixed-use	NY		27.2	27.1	L+4.25%		4.8%	Aug 2017	I/O
Office	KS		25.5	25.4	L+5.00%		5.8%	Mar 2016	I/O
Multifamily	TX		25.0	24.9	L+3.65%		4.4%	Jan 2017	I/O
Multifamily	GA		22.2	22.0	L+3.85%		4.8%	May 2017	I/O
Multifamily	AZ		21.9	21.9	L+4.25%		5.9%	Sep 2015	I/O
Industrial	VA		19.0	19.0	L+5.25%		6.4%	Dec 2015	I/O
Office	CO		17.6	17.4	L+3.95%		4.6%	Dec 2017	I/O
Office	CA		15.9	15.8	L+3.75%		4.5%	July 2016	I/O
Multifamily	NC		15.4	15.3	L+4.00%		4.8%	Apr 2017	I/O
Office	CA		14.9	14.9	L+4.50%		5.3%	July 2016	I/O
Multifamily	NY		14.8	14.8	L+3.85%		4.4%	Nov 2017	I/O
Office	CA		14.5	14.5	L+4.75%		5.7%	Feb 2016	I/O
Multifamily	FL		13.9	13.8	L+3.80%		4.6%	Feb 2017	I/O
Mixed-use	NY		12.8	12.7	L+3.95%		4.8%	Sep 2017	I/O
Multifamily	FL		12.0	11.9	L+3.75%		4.6%	Apr 2017	I/O
Multifamily	FL		11.0	11.0	L+3.80%		4.6%	Feb 2017	I/O
Industrial	CA		10.1	10.0	L+5.25%		6.3%	May 2017	I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	GA and FL		41.3	40.7	L+11.85%	(7)	12.3%	June 2021	I/O
Multifamily	NY		33.3	33.2	L+8.07%		8.5%	Jan 2019	I/O
Office	GA		14.3	14.3	9.50%		9.5%	Aug 2017	I/O
Mixed-use	NY		15.5	15.4	11.50%	(8)	11.9%	Nov 2016	I/O
Multifamily	TX		4.9	4.8	L+11.00%	(9)	11.6%	Oct 2016	I/O
Various	Diversified	(10)	86.7	85.2	10.95%		11.4%	Dec 2024	I/O
Total/Weighted Average			$1,203.7	$1,195.4			6.0%

(1)                                 The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of June 30, 2015 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2015 as weighted by the Outstanding Principal balance of each loan.

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

(4)                                 I/O = interest only, P/I = principal and interest. In January 2015, amortization began on the senior Missouri/Kansas loan, which had an outstanding principal balance of $37.7 million as of June 30, 2015. In May 2017, amortization will begin on the senior Ohio loan, which had an outstanding principal balance of $33.4 million as of June 30, 2015. The remainder of the loans in the Company’s principal lending portfolio are non-amortizing through their primary terms.

(5)                                 In April 2015, the Company entered into a loan modification that lowered the interest rate to L+4.00% with a 4.20% interest rate floor and extended the make-whole provision to November 2016.

(6)                                 The initial interest rate for this loan of L+5.35% steps down based on performance hurdles to L+5.00%.

(7)                                 The preferred return is L+11.85% with 2.00% as payment-in-kind (“PIK”), to the extent cash flow is not available. There is no capped dollar amount on accrued PIK.

(8)                                 The interest rate is 11.50% with a 9.00% current pay and up to a capped dollar amount as PIK based on the borrower’s election.

(9)                                 The preferred return is L+11.00% with a L+9.00% current pay and up to a capped dollar amount as PIK.

(10)                          The preferred equity investment is in an entity whose assets are comprised of multifamily, student housing, medical office and self-storage properties.

For the six months ended June 30, 2015, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2014	$1,462,584
Initial funding	78,100
Receipt of origination fees, net of costs	(757)
Additional funding	39,088
Amortizing payments	(299)
Loan payoffs	(227,838)
Transfers to held for sale (1)	(74,596)
Origination fee accretion	2,454
Balance at June 30, 2015	$1,278,736

(1)                                 Prior to June 30, 2015, the Company entered into a sale agreement with a third party related to a loan that was previously classified as held for investment. The sale transaction closed in July 2015.  As of June 30, 2015, the loan was included within loans held for sale in the consolidated balance sheets at fair value, net of deferred fees, which was $74.6 million.  The loan had an unleveraged effective yield of 4.2% as compared to the 4.9% weighted average unleveraged effective yield for all senior loans held by the Company as of June 30, 2015.  No gain or loss was recognized on the sale. See Note 18 included in these consolidated financial statements for more information on a subsequent event related to the sale transaction.

No impairment charges have been recognized during the three and six months ended June 30, 2015 and 2014.

4.   MORTGAGE SERVICING RIGHTS

MSRs represent servicing rights retained by ACRE Capital for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. ACRE Capital generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, ACRE Capital is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of June 30, 2015 and December 31, 2014, the carrying value of MSRs was approximately $60.1 million and $58.9 million, respectively. As of June 30, 2015 and December 31, 2014, ACRE Capital had a servicing portfolio consisting of 973 and 976 loans, respectively, with an unpaid principal balance of $4.4 billion and $4.1 billion, respectively, which excludes ACRE’s loans held for investment portfolio and loan held for sale (see Note 13).

Activity related to MSRs as of and for the six months ended June 30, 2015 and 2014 was as follows ($ in thousands):

Balance at December 31, 2014	$58,889
Additions, following sale of loan	7,526
Changes in fair value	(5,183)
Prepayments and write-offs	(1,155)
Balance at June 30, 2015	$60,077

Balance at December 31, 2013	$59,640
Additions, following sale of loan	3,406
Changes in fair value	(3,735)
Prepayments and write-offs	(753)
Balance at June 30, 2014	$58,558

As discussed in Note 2 included in these consolidated financial statements, the Company determines the fair values of the MSRs based on discounted cash flow models that calculate the present value of estimated future net servicing income. The fair values of ACRE Capital’s MSRs are subject to changes in discount rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital’s MSRs outstanding as of June 30, 2015 and December 31, 2014 by approximately $1.9 million and $1.8 million, respectively.

5.   DEBT

Financing Facilities

The Company borrows funds under the ASAP Line of Credit and the BAML Line of Credit (individually defined below and together, the “Warehouse Lines of Credit”), the Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the BAML Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined below and collectively, the “Secured Funding Agreements”).  The Company refers to the Warehouse Lines of Credit and the Secured Funding Agreements as the “Financing Facilities.” As of June 30, 2015 and December 31, 2014, the outstanding balances and total commitments under the Financing Facilities consisted of the following ($ in thousands):

	As of June 30, 2015			As of December 31, 2014
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$123,636	$225,000		$120,766	$225,000
Citibank Facility	93,946	250,000		93,432	250,000
Capital One Facility	-	-	(1)	-	100,000
BAML Facility	-	50,000		-	-
March 2014 CNB Facility	5,500	50,000		42,000	50,000
July 2014 CNB Facility	75,000	75,000		75,000	75,000
MetLife Facility	156,075	180,000		144,673	180,000
April 2014 UBS Facility	49,445	140,000		19,685	140,000
December 2014 UBS Facility	57,243	57,243		57,243	57,243
ASAP Line of Credit	-	80,000	(2)	58,469	80,000	(2)
BAML Line of Credit	51,852	135,000	(3)	134,696	180,000	(3)
Total	$612,697	$1,242,243		$745,964	$1,337,243

(1)                                 The secured revolving funding facility with Capital One, National Association (as amended, the “Capital One Facility”) matured on May 18, 2015. The Capital One Facility had been repaid in full and its term was not extended.

(2)                                 The commitment amount is subject to change at any time at Fannie Mae’s discretion.

(3)                                 During the three months ended December 31, 2014, the BAML Line of Credit’s commitment size temporarily increased from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. During the six months ended June 30, 2015, the BAML Line of Credit’s commitment size increased from $80.0 million to $135.0 million and temporarily increased from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015.

Some of the Company’s Financing Facilities are collateralized by i) assignments of specific loans or a pool of loans held for investment or loans held for sale owned by the Company, ii) interests in the subordinated portion of the Company’s securitized debt, or iii) interests in wholly owned entity subsidiaries that hold the Company’s loans held for investment.  The Financing Facilities (excluding the Warehouse Lines of Credit) are guaranteed by the Company. Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Financing Facilities used to fund them. The Company’s Financing Facilities contain various affirmative and negative covenants. As of June 30, 2015, the Company is in compliance in all material respects with the terms of each respective Financing Facility.

Wells Fargo Facility

The Company is party to a master repurchase funding facility arranged by Wells Fargo Bank, National Association (as amended and restated, the “Wells Fargo Facility”), which allows the Company to borrow up to $225.0 million. In December 2014, the Company amended and restated the Wells Fargo Facility to, among other things, extend the maturity date from December 14, 2014 to December 14, 2015 and waive the non-utilization fee from December 14, 2014 through April 14, 2015. Provided that certain conditions are met and applicable extension fees are paid, the maturity date is subject to two 12-month extensions at the Company’s option.  Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00%-2.50%. Subject to the waiver set forth above, the Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three and six months ended June 30, 2015, the Company incurred a non-utilization fee of $55 thousand. For the three and six months ended June 30, 2014, the Company incurred a non-utilization fee of $63 thousand and $72 thousand, respectively.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility (the “Citibank Facility”) with Citibank, N.A. Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank, N.A. in its sole discretion.  Advances under the Citibank Facility accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.00% to 2.50%, subject to certain exceptions.  Under the Citibank Facility, the maturity date is December 8, 2016, subject to three 12-month extensions at the Company’s option assuming no existing defaults under the Citibank Facility and the payment of an extension fee. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the three and six months ended June 30, 2015, the Company incurred a non-utilization fee of $97 thousand and $194 thousand, respectively. For the three and six months ended June 30, 2014, the Company incurred a non-utilization fee of $58 thousand and $73 thousand, respectively.

BAML Facility

The Company is party to a $50.0 million Bridge Loan Warehousing Credit and Security Agreement (the “BAML Facility”) with Bank of America, N.A. Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by healthcare facilities and other multifamily properties.  Bank of America, N.A. may approve the loans on which advances are made under the BAML Facility in its sole discretion. The Company may request individual loans under the BAML Facility through May 26, 2016. However, individual advances under the BAML Facility generally have a two-year maturity, subject to a one-year extension at the Company’s option upon the satisfaction of certain conditions, including the payment of an extension fee. The final maturity date of individual loans under the BAML Facility is May 26, 2019. Advances under the BAML Facility will accrue interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The BAML Facility contains mandatory prepayment events with respect to individual advances if certain specified coverage ratio or other credit based tests are not met with respect to the related eligible assets. For the three and six months ended June 30, 2015, the Company incurred a non-utilization fee of $5 thousand.

The BAML Facility is fully guaranteed by the Company and a subsidiary of the Company has pledged its equity interest in the Company’s subsidiary, ACRC Lender B LLC, to secure the obligations under the BAML Facility. The agreements governing the BAML Facility contain various customary representations and warranties, and impose certain customary covenants on the Company, including that the Company is obligated to maintain certain ratios of debt to net worth, fixed charges and other financial conditions.

City National Bank Facilities

March 2014 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”). The Company is permitted to borrow funds under the March 2014 CNB Facility to finance new investments and for other working capital and general corporate needs. Advances under the March 2014 CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the March 2014 CNB Facility is used on average, unused commitments under the March 2014 CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three and six months ended June 30, 2015, the Company incurred a non-utilization fee of $47 thousand and $84 thousand, respectively. For the three and six months ended June 30, 2014, the Company incurred a non-utilization fee of $35 thousand and $43 thousand, respectively. The initial maturity date is March 11, 2016, subject to one 12-month extension at the Company’s option provided that certain conditions are met and applicable extension fees are paid.

July 2014 CNB Facility

The Company and certain of its subsidiaries are party to a $75.0 million revolving funding facility (the “July 2014 CNB Facility” and together with the March 2014 CNB Facility, the “CNB Facilities”) with City National Bank. The Company is permitted to borrow funds under the July 2014 CNB Facility to finance new investments and for other working capital and general corporate needs. Advances under the July 2014 CNB Facility accrue interest at a per annum rate equal, at the Company’s option, to either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 1.50% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 0.25%; provided that in no event shall the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility is used on average, unused commitments under the July 2014 CNB Facility accrue unused line fees at the rate of 0.125% per annum. For the three and six months ended June 30, 2015, the Company did not incur a non-utilization fee. The initial maturity date is July 31, 2015, subject to one 12-month extension at the Company’s option, provided that certain conditions are met and applicable extension fees are paid.  See Note 13 included in these consolidated financial statements for more information on a credit support fee agreement and Note 18 for information on a subsequent event relating to the July 2014 CNB Facility.

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

UBS Facilities

April 2014 UBS Facility

The Company is party to a $140.0 million revolving master repurchase facility (the “April 2014 UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, commercial real estate mezzanine loans and other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The price differential (or interest rate) on the April 2014 UBS Facility is one-month LIBOR plus 1.88%. Upon termination of the April 2014 UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the April 2014 UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met. The initial maturity date of the April 2014 UBS Facility is April 7, 2017, subject to annual extensions in UBS’ sole discretion.

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

BAML Line of Credit

In November 2014, ACRE Capital amended its line of credit with Bank of America, N.A. (as amended and restated, the “BAML Line of Credit”) to, among other things, temporarily increase the size of the commitment from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. In February 2015, ACRE Capital amended the BAML Line of Credit to, among other things, increase the size of the commitment from $80.0 million to $135.0 million and extend the maturity date to June 30, 2016. In April 2015, the agreement governing the BAML Line of Credit was amended to, among other things, temporarily increase the commitment size from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015. The stated interest rate on the BAML Line of Credit is LIBOR Daily Floating Rate plus 1.60%. ACRE Capital incurs a non-utilization fee of 12.5 basis points on the daily available balance of the BAML Line of Credit to the extent less than 40% of the BAML Line of Credit is utilized. For the three and six months ended June 30, 2015, the Company incurred a non-utilization fee of $17 thousand and $32 thousand, respectively.  For the three and six months ended June 30, 2014, the Company incurred a non-utilization fee of $20 thousand and $43 thousand, respectively.

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

The 2015 Convertible Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% for the three and six months ended June 30, 2015 and 2014. For the three and six months ended June 30, 2015, the interest expense incurred on this indebtedness was $1.6 million and $3.2 million, respectively. For the three and six months ended June 30, 2014, the interest expense incurred on this indebtedness was $1.6 million and $3.1 million, respectively. The 2015 Convertible Notes will mature on December 15, 2015, unless previously converted or repurchased in accordance with their terms.

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

In connection with the Company’s acquisition of ACRE Capital, Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the “Sellers”), are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers’ failure to fulfill the funding or reimbursement obligations described above. As of June 30, 2015 and December 31, 2014, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital is $331 thousand and $494 thousand, respectively, and is included within other assets in the consolidated balance sheets. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event shall Sellers’ obligations exceed in the aggregate $3.0 million for the entire three-year period.

ACRE Capital uses several tools to manage its risk-sharing obligation, including maintenance of disciplined underwriting and approval processes and procedures, and periodic review and evaluation of underwriting criteria based on underlying multifamily housing market data and limitation of exposure to particular geographic markets and submarkets and to individual borrowers. In situations where payment under the guarantee is probable and estimable on a specific loan, the Company records an additional liability through a charge to the provision for loss sharing in the consolidated statements of operations. The amount of the provision reflects the Company’s assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, among other factors, the loss recognition occurs at or before the loan becoming 60 days delinquent.

A summary of the Company’s allowance for loss sharing as of and for the six months ended June 30, 2015 and 2014 is as follows ($ in thousands):

Balance at December 31, 2014	$12,349
Current period provision for loss sharing	(991)
Settlements/Writeoffs	(175)
Balance at June 30, 2015	$11,183

Balance at December 31, 2013	$16,480
Current period provision for loss sharing	(1,061)
Settlements/Writeoffs	(979)
Balance at June 30, 2014	$14,440

As of June 30, 2015 and December 31, 2014, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.2 billion and $1.1 billion, respectively, from a total recourse at risk pool of $3.3 billion and $3.2 billion, respectively. Additionally, as of June 30, 2015 and December 31, 2014, the non-at risk pool was $1.8 million and $2.0 million, respectively. The at risk pool is subject to Fannie Mae’s Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

7.   COMMITMENTS AND CONTINGENCIES

As of June 30, 2015 and December 31, 2014, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	June 30, 2015	December 31, 2014
Total commitments	$1,411,241	$1,565,117
Less: funded commitments	(1,278,654)	(1,395,281)
Total unfunded commitments	$132,587	$169,836

Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  As of June 30, 2015 and December 31, 2014, ACRE Capital had the following commitments to sell and fund loans ($ in thousands):

	As of
	June 30, 2015	December 31, 2014
Commitments to sell loans	$160,319	$249,803
Commitments to fund loans	$103,384	$51,109

Occasionally for both ACRE and ACRE Capital, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2015, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

Loan commitments and forward sale commitments

Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings. For the three months ended June 30, 2015, the Company entered into 31 loan commitments and 31 forward sale commitments. For the six months ended June 30, 2015, the Company entered into 47 loan commitments and 47 forward sale commitments. For the three months ended June 30, 2014, the Company entered into eight loan commitments and eight forward sale commitments. For the six months ended June 30, 2014, the Company entered into ten loan commitments and ten forward sale commitments.

As of June 30, 2015, the Company had eight loan commitments with a total notional amount of $103.4 million and 16 forward sale commitments with a total notional amount of $160.3 million, with maturities ranging from 20 days to 27 months that were not designated as hedges in qualifying hedging relationships. As of December 31, 2014, the Company had one loan commitment with a total notional amount of $51.1 million and ten forward sale commitments with a total notional amount of $249.8 million, with maturities ranging from nine days to 23 months that were not designated as hedges in qualifying hedging relationships.

MSR purchase commitment

In March 2015, ACRE Capital entered into a MSR purchase agreement (the “Purchase Agreement”) with a third party to purchase the servicing rights for a HUD loan. Under the Purchase Agreement, the purchase price for the servicing rights was $500 thousand and ACRE Capital is expected to assume the rights to service the loan in September 2015.  The derivative asset associated with the right to service the loan is included within other assets in the consolidated balance sheets as of June 30, 2015.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification within the Company’s consolidated balance sheets as of June 30, 2015 and December 31, 2014 ($ in thousands):

	As of
	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Loan commitments	Other assets	$3,770	Other assets	$3,082
Forward sale commitments	Other assets	1,738	Other assets	116
MSR purchase commitment	Other assets	524	Other assets	-
Forward sale commitments	Other liabilities	(165)	Other liabilities	(1,528)
Total derivatives not designated as hedging instruments		$5,867		$1,670

9.   EQUITY

Common Stock

There were no shares issued in public or private offerings for the six months ended June 30, 2015 and for the year ended December 31, 2014.

Equity Incentive Plan

On April 23, 2012, the Company adopted an equity incentive plan (the “2012 Equity Incentive Plan”). Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units and/or other equity-based awards to the Company’s outside directors, employees, officers, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of the Company’s common stock immediately after giving effect to the issuance of the shares sold in the IPO). Any restricted shares of the Company’s common stock and restricted stock units will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation, resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

Restricted stock grants generally vest ratably over a one to four-year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock grant, classified as dividends paid, equal to the per-share dividends received by common stockholders.

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

The following table details the restricted stock grants awarded as of June 30, 2015:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	March 15, 2016	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
June 24, 2015	July 1, 2015	25,555
Total		245,939

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for the Company’s directors and officers and employees of ACRE Capital as of June 30, 2015:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
Balance as of December 31, 2014	21,324	10,936	78,654	110,914
Granted	25,555	-	-	25,555
Vested	(12,666)	(3,124)	-	(15,790)
Forfeited	(2,820)	-	-	(2,820)
Balance as of June 30, 2015	31,393	7,812	78,654	117,859

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees (1)	Total
2015	14,448	3,126	-	17,574
2016	16,111	4,686	30,381	51,178
2017	834	-	-	834
2018	-	-	-	-
2019	-	-	-	-
Total	31,393	7,812	30,381	69,586

(1)                                 Future anticipated vesting related to employees of ACRE Capital that were granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time are not included due to uncertainty in actual vesting date.

Non-Controlling Interests

The non-controlling interests held by third parties in the Company’s consolidated balance sheets represent the equity interests in a limited liability company, ACRC KA Investor LLC (“ACRC KA”) that are not owned by the Company. A portion of ACRC KA’s consolidated equity and net income are allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of June 30, 2015, ACRC KA’s total equity was $171.6 million, of which $87.5 million was owned by the Company and $84.1 million was allocated to non-controlling interests held by third parties. As of December 31, 2014, ACRC KA’s total equity was $170.7 million, of which $92.8 million was owned by the Company and $77.9 million was allocated to non-controlling interests held by third parties. See Note 15 included in these consolidated financial statements for more information on ACRC KA.

10.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014 ($ in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders:	$8,967	$6,638	$16,029	$11,393
Divided by:
Basic weighted average shares of common stock outstanding:	28,491,711	28,453,739	28,488,022	28,448,181
Non-vested restricted stock	94,069	136,950	97,263	122,764
Diluted weighted average shares of common stock outstanding:	28,585,780	28,590,689	28,585,285	28,570,945
Basic earnings per common share:	$0.31	$0.23	$0.56	$0.40
Diluted earnings per common share:	$0.31	$0.23	$0.56	$0.40

The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the three and six months ended June 30, 2015 and 2014.

11.   INCOME TAX

The Company established a taxable REIT subsidiary (“TRS”), TRS Holdings, in connection with the acquisition of ACRE Capital. In addition, in December 2013 and March 2014, the Company formed ACRC W TRS and ACRC U TRS, respectively, in order to issue and hold certain loans intended for sale.  The TRS’ income tax provision consisted of the following for the three and six months ended June 30, 2015 and 2014 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Current	$77	$(420)	$(550)	$(462)
Deferred	683	503	668	(129)
Total income tax expense (benefit)	$760	$83	$118	$(591)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within other assets and other liabilities in the consolidated balance sheets, respectively. As of June 30, 2015 and December 31, 2014, the TRS’ U.S. tax jurisdiction was in a net deferred tax liability position. The TRS’ are not currently subject to tax in any foreign tax jurisdictions.

As of December 31, 2014, TRS Holdings had a net operating loss carryforward of $4.0 million, which may be carried back to 2013 and forward 20 years. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on the TRS’ respective net deferred tax assets and liabilities ($ in thousands):

	As of
	June 30, 2015	December 31, 2014
Deferred tax assets
Mortgage servicing rights	$4,380	$2,844
Net operating loss carryforward	1,465	1,465
Other temporary differences	1,394	1,055
Sub-total-deferred tax assets	7,239	5,364
Deferred tax liabilities
Basis difference in assets from acquisition of ACRE Capital	(2,654)	(2,654)
Components of gains from mortgage banking activities	(6,529)	(4,046)
Amortization of intangible assets	(230)	(170)
Sub-total-deferred tax liabilities	(9,413)	(6,870)
Net deferred tax liability	$(2,174)	$(1,506)

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

The following table is a reconciliation of the TRS’ effective tax rate to the TRS’ statutory U.S. federal income tax rate for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	2.4%	5.7%	2.4%	5.7%
Federal benefit of state tax deduction	(0.8)%	(2.0)%	(0.8)%	(2.0)%
Effective tax rate	36.6%	38.7%	36.6%	38.7%

As of June 30, 2015, tax years 2011 through 2014 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next twelve months.

Intercompany Notes

In connection with the acquisition of ACRE Capital, the Company partially capitalized TRS Holdings with a $44.0 million note.  In October 2014, the Company entered into a $8.0 million revolving promissory note with TRS Holdings (collectively, the two intercompany notes described above are referred to as, the “Intercompany Notes”). As of June 30, 2015 and December 31, 2014, the outstanding principal balance of the Intercompany Notes was $51.9 million and $50.9 million, respectively. The income statement effects of the Intercompany Notes are eliminated in consolidation for financial reporting purposes, but the interest income and expense from the Intercompany Notes will affect the taxable income of the Company and TRS Holdings.

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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of June 30, 2015 and December 31, 2014 ($ in thousands):

	Fair Value as of June 30, 2015
	Level I	Level II	Level III	Total
Loans held for sale	$-	$131,962	$-	$131,962
Mortgage servicing rights	-	-	60,077	60,077
Derivative assets:
Loan commitments	-	-	3,770	3,770
Forward sale commitments	-	-	1,738	1,738
MSR purchase commitment	-	-	524	524
Derivative liabilities:
Forward sale commitments	-	-	(165)	(165)

	Fair Value as of December 31, 2014
	Level I	Level II	Level III	Total
Loans held for sale	$-	$203,006	$-	$203,006
Mortgage servicing rights	-	-	58,889	58,889
Derivative assets:
Loan commitments	-	-	3,082	3,082
Forward sale commitments	-	-	116	116
Derivative liabilities:
Forward sale commitments	-	-	(1,528)	(1,528)

There were no transfers between the levels as of June 30, 2015 and December 31, 2014. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

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

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of June 30, 2015 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Mortgage servicing rights	$60,077	Discounted cash flow	Discount rate	8 - 14%	11.3%
Loan commitments and forward sale commitments	5,343	Discounted cash flow	Discount rate	8 - 12%	8.6%
MSR purchase commitment	524	Discounted cash flow	Discount rate	8 - 8%	8.0%

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

The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities as of and for the six months ended June 30, 2015 and 2014 ($ in thousands):

Beginning balance, as of December 31, 2014	$1,670
Settlements	(11,102)
Realized gains (losses) recorded in net income (1)	9,432
Unrealized gains (losses) recorded in net income (1)	5,867
Ending balance, as of June 30, 2015	$5,867

Beginning balance, as of December 31, 2013	$3,527
Settlements	(5,016)
Realized gains (losses) recorded in net income (1)	1,489
Unrealized gains (losses) recorded in net income (1)	974
Ending balance, as of June 30, 2014	$974

(1)                                 Realized and unrealized gains (losses) from derivatives are included within gains from mortgage banking activities in the consolidated statements of operations.

See Note 4 included in these consolidated financial statements for the changes in MSRs that are classified as Level III.

As of June 30, 2015 and December 31, 2014, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		June 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,278,736	$1,286,941	$1,462,584	$1,472,890
Financial liabilities:
Secured funding agreements	2	$560,845	$560,845	$552,799	$552,799
Warehouse lines of credit	2	51,852	51,852	193,165	193,165
Convertible notes	2	68,696	69,000	68,395	69,000
Commercial mortgage-backed securitization debt (consolidated VIE)	3	83,288	83,288	219,043	219,043
Collateralized loan obligation securitization debt (consolidated VIE)	3	246,952	246,952	308,703	308,703

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding, including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (See Note 9 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. No incentive fees were incurred for the three and six months ended June 30, 2015 and 2014.

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

Certain of the Company’s subsidiaries, along with the Company’s lenders under certain of the Company’s Secured Funding Agreements, as well as under the CMBS and CLO have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s-rated commercial special servicer that is included on Standard & Poor’s Select Servicer List. Effective January 1, 2015, ACREM transferred primary servicing of the Company’s loans held for investment to ACRE Capital. The Company’s Manager will specially service, as needed, certain of the Company’s investments. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries by ACRES or the Manager for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

There was an amendment to the Management Agreement whereby ACREM agreed not to seek reimbursement of restricted costs in excess of $1.0 million per quarter for the quarterly periods between September 30, 2013 through December 31, 2014.

Summarized below are the related party costs incurred by the Company, including ACRE Capital, for the three and six months ended June 30, 2015 and 2014 and amounts payable to the Company’s Manager as of June 30, 2015 and December 31, 2014 ($ in thousands):

	Incurred				Payable
	For the three months ended June 30,		For the six months ended June 30,		As of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Affiliate Payments
Management fees	$1,481	$1,478	$2,957	$2,970	$1,481	$1,471
General and administrative expenses	941	1,000	2,006	2,000	941	1,000
Direct costs	394	184	801	255	254	264
	$2,816	$2,662	$5,764	$5,225	$2,676	$2,735

Ares Investments Holdings LLC

As of June 30, 2015 and December 31, 2014, Ares Investments Holdings LLC, a wholly owned subsidiary of Ares Management, owned $1.2 million aggregate principal amount of the 2015 Convertible Notes.

Credit Support Fee Agreement

On July 30, 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. During the three and six months ended June 30, 2015, the Company incurred a credit support fee of $270 thousand and $545 thousand, respectively, under the July 2014 CNB Facility which is included within interest expense in the Company’s consolidated statements of operations. In connection with the Credit Support Fee Agreement on July 30, 2014, the Company entered into a Pledge Agreement pursuant to which the Company pledged to Ares Management its ownership interests in its wholly owned direct subsidiary, ACRC Holdings LLC, the holding entity for the Company’s principal lending business.  See Note 5 included in these consolidated financial statements for more information on the July 2014 CNB Facility.

14.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2015 and 2014 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
For the six months ended June 30, 2015
May 7, 2015	June 30, 2015	July 15, 2015	$0.25	$7,152
March 5, 2015	March 31, 2015	April 15, 2015	0.25	7,146
Total cash dividends declared for the six months ended June 30, 2015			$0.50	$14,298

For the six months ended June 30, 2014
May 7, 2014	June 30, 2014	July 16, 2014	$0.25	$7,151
March 17, 2014	March 31, 2014	April 16, 2014	0.25	7,147
Total cash dividends declared for the six months ended June 30, 2014			$0.50	$14,298

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

CMBS Securitization

In connection with forming ACRE Commercial Mortgage Trust 2013 FL1 (the “Trust”), ACRC 2013 FL1 Depositor LLC (the “Depositor”), a wholly owned subsidiary of the Company, entered into a Pooling and Servicing Agreement dated November 1, 2013 with Wells Fargo Bank National Association as master servicer, ACRES as servicer, U.S. Bank National Association as trustee, and Trimont Real Estate Advisors Inc. as trust advisor.  The Trust is treated for U.S. federal income tax purposes as a real estate mortgage investment conduit.

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

In connection with the securitization, the Company offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act of 1933. In addition, a wholly owned subsidiary of the Company retained approximately $98.8 million of the certificates. The Company, as the holder of the subordinated classes of the Trust, has the obligation to absorb losses of the Trust, since the Company has a first loss position in the capital structure of the Trust.

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

The Notes are collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $378.8 million (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement dated as of August 15, 2014, between ACRC Lender LLC and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes to third parties. A wholly owned subsidiary of the Company retained approximately $37.4 million of the most subordinate Notes and all of the preferred equity in the Issuer. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO.

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

ACRES is designated as special servicer and ACRE Capital as primary servicer of the Securitization VIEs. ACRES has the power to direct activities during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the Securitization VIEs’ economic performance. ACRE Capital and ACRES waive the servicing and special servicing fees and the Company pays its overhead costs, as with other servicing agreements.

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

The inclusion of the assets and liabilities of Securitization VIEs of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of Securitization VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in these Securitization VIEs is limited to the carrying value of its investment in the entity. As of June 30, 2015 and December 31, 2014, the Company’s maximum risk of loss was $168.8 million, which represents the carrying value of its investment in the Securitization VIEs. For the three and six months ended June 30, 2015, the Company incurred interest expense related to the Securitization VIEs of $1.9 million and $4.2 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2014, the Company incurred interest expense related to the Securitization VIEs of $2.0 million and $4.1 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets are comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company’s investment in ACRC KA is considered to be an investment in a VIE. As of June 30, 2015 and December 31, 2014, the Company owns a controlling financial interest of 51.0% and 54.3%, respectively, of the equity shares in the VIE and the third party institutional investors own the remaining 49.0% and 45.7%, respectively, a minority financial interest.  The preferred equity shares are entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum.

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

As of June 30, 2015 and December 31, 2014, the carrying value of the preferred equity investment, which is net of unamortized fees and origination costs, was $168.5 million and $168.4 million, respectively, and is included within loans held for investment in the consolidated balance sheets.  The risk associated solely with respect to the Company’s investment in the VIE is limited to the outstanding principal of its investment in the entity. As of June 30, 2015 and December 31, 2014, the Company’s maximum risk of loss solely with respect to this investment was $86.7 million and $92.4 million, respectively.

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

The following table presents the carrying value and the maximum exposure of unconsolidated VIEs as of June 30, 2015 and December 31, 2014 ($ in thousands):

	As of
	June 30, 2015	December 31, 2014
Carrying value	$45,515	$38,982
Maximum exposure to loss	$46,116	$39,608

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

The table below presents the Company’s total assets as of June 30, 2015 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$5,033	$3,072	$8,105
Restricted cash	10,905	16,030	26,935
Loans held for investment	1,278,736	-	1,278,736
Loans held for sale, at fair value	74,596	57,366	131,962
Mortgage servicing rights, at fair value	-	60,077	60,077
Other assets	21,343	17,680	39,023
Total Assets	$1,390,613	$154,225	$1,544,838

The table below presents the Company’s total assets as of December 31, 2014 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$15,045	$1,506	$16,551
Restricted cash	49,679	16,442	66,121
Loans held for investment	1,462,584	-	1,462,584
Loans held for sale, at fair value	-	203,006	203,006
Mortgage servicing rights, at fair value	-	58,889	58,889
Other assets	45,457	15,045	60,502
Total Assets	$1,572,765	$294,888	$1,867,653

The table below presents the Company’s consolidated net income for the three months ended June 30, 2015 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$21,012		$-		$21,012
Interest expense	(8,701)		-	(2)	(8,701)
Net interest margin	12,311	(1)	-		12,311

Mortgage banking revenue:
Servicing fees, net	-		3,908	(2)	3,908
Gains from mortgage banking activities	-		7,489		7,489
Provision for loss sharing	-		425		425
Change in fair value of mortgage servicing rights	-		(2,002)		(2,002)
Mortgage banking revenue	-		9,820		9,820
Total revenue	12,311		9,820		22,131

Expenses:
Management fees to affiliate	1,346		135		1,481
Professional fees	412		208		620
Compensation and benefits	-		5,434		5,434
General and administrative expenses	647		985		1,632
General and administrative expenses reimbursed to affiliate	821		120		941
Total expenses	3,226		6,882		10,108
Income from operations before income taxes	9,085		2,938		12,023
Income tax expense	3		757		760
Net income attributable to ACRE	9,082		2,181		11,263
Less: Net income attributable to non-controlling interests	(2,296)		-		(2,296)
Net income attributable to common stockholders	$6,786		$2,181		$8,967

(1)                                 Revenues from two of the Company’s borrowers in the principal lending segment represented approximately 26.5% of the Company’s consolidated revenues for the three months ended June 30, 2015.

(2)                                 Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 11. Additionally, servicing fees, net does not include servicing fee revenue related to the primary servicing of ACRE’s loan portfolio by ACRE Capital, as described in Note 13. The intercompany interest expense and servicing fee revenue are eliminated in the consolidated financial statements of the Company. If intercompany interest expense and servicing fee revenue were included in the consolidated financial statements, interest expense, servicing fees, net and net income for the three months ended June 30, 2015 would have been $1.1 million, $4.1 million and $1.3 million, respectively, for mortgage banking.

The table below presents the Company’s consolidated net income for the three months ended June 30, 2014 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$17,735		$-		$17,735
Interest expense	(8,414)		-	(2)	(8,414)
Net interest margin	9,321	(1)	-		9,321

Mortgage banking revenue:
Servicing fees, net	-		3,494		3,494
Gains from mortgage banking activities	-		5,306		5,306
Provision for loss sharing	-		1,180		1,180
Change in fair value of mortgage servicing rights	-		(1,888)		(1,888)
Mortgage banking revenue	-		8,092		8,092
Total revenue	9,321		8,092		17,413

Expenses:
Management fees to affiliate	1,362		116		1,478
Professional fees	742		362		1,104
Compensation and benefits	-		4,510		4,510
General and administrative expenses	761		1,839		2,600
General and administrative expenses reimbursed to affiliate	863		137		1,000
Total expenses	3,728		6,964		10,692
Income from operations before income taxes	5,593		1,128		6,721
Income tax expense (benefit)	(7)		90		83
Net income attributable to common stockholders	$5,600		$1,038		$6,638

(1)                                 Revenues from one of the Company’s borrowers in the principal lending segment represented approximately 13.3% of the Company’s consolidated revenues for the three months ended June 30, 2014.

(2)                                 Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 11. Interest expense related to the Intercompany Notes is eliminated in the consolidated financial statements of the Company. If interest expense related to the Intercompany Notes were included, interest expense and net income for the three months ended June 30, 2014 would have been $908 thousand and $130 thousand, respectively, for mortgage banking.

The table below presents the Company’s consolidated net income for the six months ended June 30, 2015 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$44,182		$-		$44,182
Interest expense	(18,879)		-	(2)	(18,879)
Net interest margin	25,303	(1)	-		25,303

Mortgage banking revenue:
Servicing fees, net	-		7,824	(2)	7,824
Gains from mortgage banking activities	-		11,633		11,633
Provision for loss sharing	-		991		991
Change in fair value of mortgage servicing rights	-		(5,183)		(5,183)
Mortgage banking revenue	-		15,265		15,265
Total revenue	25,303		15,265		40,568

Expenses:
Management fees to affiliate	2,689		268		2,957
Professional fees	918		477		1,395
Compensation and benefits	-		10,071		10,071
General and administrative expenses	1,446		2,017		3,463
General and administrative expenses reimbursed to affiliate	1,751		255		2,006
Total expenses	6,804		13,088		19,892
Income from operations before income taxes	18,499		2,177		20,676
Income tax expense (benefit)	(18)		136		118
Net income attributable to ACRE	18,517		2,041		20,558
Less: Net income attributable to non-controlling interests	(4,529)		-		(4,529)
Net income attributable to common stockholders	$13,988		$2,041		$16,029

(1)                                 Revenues from two of the Company’s borrowers in the principal lending segment represented approximately 30.1% of the Company’s consolidated revenues for the six months ended June 30, 2015.

(2)                                 Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 11. Additionally, servicing fees, net does not include servicing fee revenue related to the primary servicing of ACRE’s loan portfolio by ACRE Capital, as described in Note 13. The intercompany interest expense and servicing fee revenue are eliminated in the consolidated financial statements of the Company. If intercompany interest expense and servicing fee revenue were included in the consolidated financial statements, interest expense, servicing fees, net and net income for the six months ended June 30, 2015 would have been $2.1 million, $8.1 million and $215 thousand, respectively, for mortgage banking.

The table below presents the Company’s consolidated net income for the six months ended June 30, 2014 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$32,887		$-		$32,887
Interest expense	(15,039)		-	(2)	(15,039)
Net interest margin	17,848	(1)	-		17,848

Mortgage banking revenue:
Servicing fees, net	-		8,713		8,713
Gains from mortgage banking activities	-		6,604		6,604
Provision for loss sharing	-		1,061		1,061
Change in fair value of mortgage servicing rights	-		(3,735)		(3,735)
Mortgage banking revenue	-		12,643		12,643
Gain on sale of loans	680		-		680
Total revenue	18,528		12,643		31,171

Expenses:
Management fees to affiliate	2,736		234		2,970
Professional fees	1,449		580		2,029
Compensation and benefits	-		8,531		8,531
Acquisition and investment pursuit costs	20		-		20
General and administrative expenses	1,476		3,343		4,819
General and administrative expenses reimbursed to affiliate	1,682		318		2,000
Total expenses	7,363		13,006		20,369
Income (loss) from operations before income taxes	11,165		(363)		10,802
Income tax expense (benefit)	234		(825)		(591)
Net income attributable to common stockholders	$10,931		$462		$11,393

(1)                                 Revenues from one of the Company’s borrowers in the principal lending segment represented approximately 13.7% of the Company’s consolidated revenues for the six months ended June 30, 2014.

(2)                                 Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 11. Interest expense related to the Intercompany Notes is eliminated in the consolidated financial statements of the Company.  If interest expense related to the Intercompany Notes were included, interest expense and net loss for the six months ended June 30, 2014 would have been $1.8 million and $1.3 million, respectively, for mortgage banking.

17.   COSTS ASSOCIATED WITH RESTRUCTURING ACTIVITIES

During the three months ended March 31, 2014, the Company began restructuring and relocating certain ACRE Capital support services in order to centralize the ACRE Capital platform into one location, including the asset management team and leadership.  For the three months ended June 30, 2015, the Company did not incur any restructuring costs in the mortgage banking segment. For the six months ended June 30, 2015, the Company incurred restructuring costs in the mortgage banking segment of $44 thousand. For the three and six months ended June 30, 2014, the Company incurred restructuring costs in the mortgage banking segment of $345 thousand and $555 thousand, respectively.

The table below presents a reconciliation of the liability attributable to restructuring costs incurred in the mortgage banking segment as of and for the six months ended June 30, 2015 and 2014 ($ in thousands):

Employee Termination Costs
Beginning balance, as of December 31, 2014	$225
Accruals	44
Payments	(269)
Ending balance, as of June 30, 2015	$-

Employee Termination Costs
Beginning balance, as of December 31, 2013	$-
Accruals	555
Payments	(80)
Ending balance, as of June 30, 2014	$475

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

18.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2015, except as disclosed below.

On July 7, 2015, the Company originated a $22.1 million first mortgage loan on a multifamily property located in Arizona. At closing, the outstanding principal balance was approximately $22.1 million. The loan has an interest rate of LIBOR + 4.25% (plus origination and exit fees) subject to a 1.00% LIBOR floor and an initial term of one year.

On July 15, 2015, the Company sold to a third party a $75.0 million senior loan collateralized by office properties in California at a sale price equal to 100% of the par value of the loan.

On July 21, 2015, the Company exercised the one-year extension option on the July 2014 CNB Facility.  The extended maturity date of the July 2014 CNB Facility is July 31, 2016.

As of July 29, 2015, ACRE Capital originated $61.9 million quarter to date in Fannie Mae, Freddie Mac or HUD loan commitments.

On July 30, 2015, the Company declared a cash dividend of $0.25 per common share for the third quarter of 2015. The third quarter 2015 dividend is payable on October 15, 2015 to common stockholders of record as of September 30, 2015.

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

We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital, which we believe is complementary to our principal lending business. In this business segment, we primarily originate, sell and service multifamily and other senior-living related loans under programs offered by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as mortgage servicing rights (“MSRs”) and receive fees for providing such servicing during the life of the loans, which generally last ten years or more.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Developments During the Second Quarter of 2015

•                  Originated a $39.0 million senior loan on a hotel located in New York ($36.5 million of which had been funded as of June 30, 2015).

•                  ACRE Capital rate-locked $233.0 million in loan commitments.

•                  Temporarily increased the commitment size of ACRE Capital’s line of credit with Bank of America, N.A. (as amended and restated, the “BAML Line of Credit”) from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015.

•                  Entered into a $50.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) pursuant to which we may finance eligible commercial mortgage loans collateralized by healthcare facilities and other multifamily properties.

•                  Entered into a sale agreement with a third party to sell a $75.0 million senior loan collateralized by office properties in California at 100% of par value.  The sale transaction closed in July 2015. See “Recent Developments” included in this quarterly report on Form 10-Q for additional information related to this sale transaction.

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

Investment Portfolio

As of June 30, 2015, we have originated or co-originated 41 loans held for investment, excluding 17 loans that were repaid since inception and one loan transferred to loans held for sale within our consolidated balance sheet. The aggregate originated commitment under these loans at closing was approximately $1.4 billion and outstanding principal was $1.2 billion, excluding non-controlling interests held by third parties, as of June 30, 2015. During the six months ended June 30, 2015, we funded approximately $117.2 million of outstanding principal and received repayments of $228.1 million of outstanding principal. Such investments are referred to herein as our investment portfolio. As of June 30, 2015, 66.4% of our loans have LIBOR floors, with a weighted average floor of 0.24%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of June 30, 2015, all loans were paying in accordance with their contractual terms. There were no impairments during the three and six months ended June 30, 2015.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of June 30, 2015 ($ in thousands):

	As of June 30, 2015
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,001,796	$1,007,726	4.4%	5.0%	1.8
Subordinated debt and preferred equity investments	193,653	195,928	10.6%	11.0%	6.4
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,195,449	$1,203,654	5.4%	6.0%	2.5

(1)                                 The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of June 30, 2015 as weighted by the Outstanding Principal balance of each loan.

Non-Controlling Interests

The non-controlling interests held by third parties in our consolidated financial statements represent the equity interests in ACRC KA Investor LLC (“ACRC KA”) that are not owned by us. See Note 15 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information about ACRC KA.

A reconciliation of our loans held for investment portfolio, excluding non-controlling interests, to our loans held for investment as included within our consolidated balance sheets is as follows ($ in thousands):

	As of June 30, 2015
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,195,449	$1,203,654
Non-controlling interest investment held by third parties	83,287	83,287
Loans held for investment	$1,278,736	$1,286,941

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

A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Interest income from loans held for investment, excluding non-controlling interests	$18,706	$39,633
Interest income from non-controlling interest investment held by third parties	2,306	4,549
Interest income from loans held for investment	$21,012	$44,182

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  See Note 2 to our consolidated financial statements for the three and six months ended June 30, 2015, which describes recently issued accounting pronouncements not yet required to be adopted by us.

RESULTS OF OPERATIONS

The following table sets forth the consolidated results of operations for the three and six months ended June 30, 2015 and 2014 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$21,012	$17,735	$44,182	$32,887
Interest expense	(8,701)	(8,414)	(18,879)	(15,039)
Net interest margin	12,311	9,321	25,303	17,848
Mortgage banking revenue:
Servicing fees, net	3,908	3,494	7,824	8,713
Gains from mortgage banking activities	7,489	5,306	11,633	6,604
Provision for loss sharing	425	1,180	991	1,061
Change in fair value of mortgage servicing rights	(2,002)	(1,888)	(5,183)	(3,735)
Mortgage banking revenue	9,820	8,092	15,265	12,643
Gain on sale of loans	-	-	-	680
Total revenue	22,131	17,413	40,568	31,171
Expenses:
Management fees to affiliate	1,481	1,478	2,957	2,970
Professional fees	620	1,104	1,395	2,029
Compensation and benefits	5,434	4,510	10,071	8,531
Acquisition and investment pursuit costs	-	-	-	20
General and administrative expenses	1,632	2,600	3,463	4,819
General and administrative expenses reimbursed to affiliate	941	1,000	2,006	2,000
Total expenses	10,108	10,692	19,892	20,369
Income from operations before income taxes	12,023	6,721	20,676	10,802
Income tax expense (benefit)	760	83	118	(591)
Net income attributable to ACRE	11,263	6,638	20,558	11,393
Less: Net income attributable to non-controlling interests	(2,296)	-	(4,529)	-
Net income attributable to common stockholders	$8,967	$6,638	$16,029	$11,393

Comparison of Three Months Ended June 30, 2015 and 2014

Net Interest Margin

For the three months ended June 30, 2015 and 2014, we earned approximately $12.3 million and $9.3 million in net interest margin, respectively. For the three months ended June 30, 2015 and 2014, interest income from loans held for investment of $21.0 million and $17.7 million, respectively, was generated by weighted average earning assets of $1.3 billion and $1.2 billion, respectively, offset by $8.7 million and $8.4 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the BAML Facility, the July 2014 CNB Facility, and together with the March 2014 CNB Facility, the “CNB Facilities,” the MetLife Facility and the UBS Facilities (collectively defined as the “Secured Funding Agreements”), securitization debt and convertible notes were $943.4 million and $862.9 million for the three months ended June 30, 2015 and 2014, respectively. The increase in net interest margin for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily relates to the increase in our weighted average earning assets, a decrease in our weighted average borrowing costs resulting from amendments to our Secured Funding Agreements and an increase in our use of debt leverage for the three months ended June 30, 2015.

Mortgage Banking Revenue

For the three months ended June 30, 2015 and 2014, we earned approximately $3.9 million and $3.5 million in net servicing fees, respectively. Servicing fees include fees earned for all activities related to servicing ACRE Capital’s loans, the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid, changes in the fair value of the servicing fee payable and interest expense related to escrow accounts. For the three months ended June 30, 2015 and 2014, we earned approximately $7.5 million and $5.3 million in net gains from mortgage banking activities, respectively. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale, changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments, and reduced by the expense related to the initial fair value of the servicing fee payable and interest expense related to our multifamily as soon as pooled (“ASAP”) sale agreement with Fannie Mae (the “ASAP Line of Credit”) and the BAML Line of Credit (the “Warehouse Lines of Credit”). The increase in mortgage banking revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily relates to an increase in our loan originations for the three months ended June 30, 2015. ACRE Capital rate-locked 31 loans totaling $233.0 million in commitments for the three months ended June 30, 2015 compared to eight loans totaling $103.1 million in commitments for the three months ended June 30, 2014.

Operating Expenses

For the three months ended June 30, 2015 and 2014, we incurred operating expenses of $10.1 million and $10.7 million, respectively. The decrease in operating expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily relates to the completion of the restructuring of ACRE Capital.

Related Party Expenses

Related party expenses for the three months ended June 30, 2015 included $1.5 million in management fees due to our Manager and $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. Related party expenses for the three months ended June 30, 2014 included $1.5 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses.

Other Expenses

Professional fees for the three months ended June 30, 2015 and 2014 were $0.6 million and $1.1 million, respectively.  The decrease in professional fees for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily relates to a decrease in the use of third party professionals. General and administrative expenses for the three months ended June 30, 2015 and 2014 were $1.6 million and $2.6 million, respectively. The decrease in general and administrative expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily relates to the completion of the restructuring of ACRE Capital and associated charges.

Compensation and Benefits

Compensation and benefits for the three months ended June 30, 2015 and 2014 was $5.4 million and $4.5 million, respectively, all of which related to ACRE Capital. The increase in compensation and benefits for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily relates to an increase in commission expense due to an increase in our loan originations for the three months ended June 30, 2015 and due to the turnover and replacement of employees at ACRE Capital in connection with the restructuring and strengthening of the ACRE Capital platform.

Comparison of Six Months Ended June 30, 2015 and 2014

Net Interest Margin

For the six months ended June 30, 2015 and 2014, we earned approximately $25.3 million and $17.8 million in net interest margin, respectively. For the six months ended June 30, 2015 and 2014, interest income from loans held for investment of $44.2 million and $32.9 million, respectively, was generated by weighted average earning assets of $1.3 billion and $1.1 billion, respectively, offset by $18.9 million and $15.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, securitization debt and convertible notes were $987.9 million and $817.5 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net interest margin for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily relates to the increase in our weighted average earning assets, a decrease in our weighted average borrowing costs resulting from amendments to our Secured Funding Agreements and an increase in our use of debt leverage for the six months ended June 30, 2015.

Mortgage Banking Revenue

For the six months ended June 30, 2015 and 2014, we earned approximately $7.8 million and $8.7 million in net servicing fees, respectively. Servicing fees include fees earned for all activities related to servicing ACRE Capital’s loans, the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid, changes in the fair value of the servicing fee payable and interest expense related to escrow accounts. For the six months ended June 30, 2015 and 2014, we earned approximately $11.6 million and $6.6 million in net gains from mortgage banking activities, respectively. Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale, changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments, and reduced by the expense related to the initial fair value of the servicing fee payable and interest expense related to our Warehouse Lines of Credit. The increase in mortgage banking revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily relates to an increase in our loan originations for the six months ended June 30, 2015. ACRE Capital rate-locked 47 loans totaling $435.0 million in commitments for the six months ended June 30, 2015 compared to ten loans totaling $131.3 million in commitments for the six months ended June 30, 2014.

Operating Expenses

For the six months ended June 30, 2015 and 2014, we incurred operating expenses of $19.9 million and $20.4 million, respectively. The decrease in operating expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily relates to the completion of the restructuring of ACRE Capital and associated charges.

Related Party Expenses

Related party expenses for the six months ended June 30, 2015 included $3.0 million in management fees due to our Manager and $2.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. Related party expenses for the six months ended June 30, 2014 included $3.0 million in management fees due to our Manager and $2.0 million for our share of allocable general and administrative expenses.

Other Expenses

Professional fees for the six months ended June 30, 2015 and 2014 were $1.4 million and $2.0 million, respectively.  The decrease in professional fees for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily relates to a decrease in the use of third party professionals. Acquisition and investment pursuit costs related to the acquisition of ACRE Capital for the six months ended June 30, 2014 was $20 thousand. General and administrative expenses for the six months ended June 30, 2015 and 2014 were $3.5 million and $4.8 million, respectively. The decrease in general and administrative expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily relates to the completion of the restructuring of ACRE Capital and associated charges.

Compensation and Benefits

Compensation and benefits for the six months ended June 30, 2015 and 2014 was $10.1 million and $8.5 million, respectively, all of which related to ACRE Capital. The increase in compensation and benefits for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily relates to an increase in commission expense due to an increase in our loan originations for the six months ended June 30, 2015 and due to the turnover and replacement of employees at ACRE Capital in connection with the restructuring and strengthening of the ACRE Capital platform.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under the Secured Funding Agreements and the Warehouse Lines of Credit (collectively, the “Financing Facilities”), the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in the commercial mortgage-backed security (“CMBS”) and collateralized loan obligation (“CLO”) are applied sequentially, first going to pay down the senior CMBS and CLO notes, and accordingly we will not receive any proceeds from repayment of loans in the CMBS or CLO until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See “Recent Developments” included in this quarterly report on Form 10-Q for information on our available capital as of July 29, 2015.  We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2015 and 2014 ($ in thousands):

	For the six months ended June 30,
	2015	2014
Net income	$20,558	$11,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	202,433	(53,715)
Net cash provided by (used in) operating activities	222,991	(42,322)
Net cash provided by (used in) investing activities	112,595	(182,108)
Net cash provided by (used in) financing activities	(344,032)	224,482
Change in cash and cash equivalents	$(8,446)	$52

Cash and cash equivalents decreased by $8.4 million and increased by $52 thousand, respectively, during the six months ended June 30, 2015 and 2014. Net cash provided by (used in) operating activities totaled $223.0 million and $(42.3) million, respectively, during the six months ended June 30, 2015 and 2014. This change in net cash provided by (used in) operating activities was primarily related to the proceeds received from the sale of mortgage loans held for sale to third parties exceeding the cash used to originate and fund mortgage loans held for sale. For the six months ended June 30, 2015, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $382.7 million, sale of mortgage loans held for sale to third parties of $524.5 million, change in the fair value of MSRs of $5.2 million, change in restricted cash of $41.2 million and change in other assets of $20.2 million. For the six months ended June 30, 2014, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $151.4 million, sale of mortgage loans held for sale to third parties of $103.0 million, change in the fair value of MSRs of $3.7 million, change in mortgage banking activities of $3.3 million, and change in other assets of $3.8 million.

Net cash provided by (used in) investing activities for the six months ended June 30, 2015 and 2014 totaled $112.6 million and $(182.1) million, respectively. This change in net cash provided by (used in) investing activities was related primarily to the cash received for the principal repayment of loans held for investment exceeding the cash used for the origination of new loans held for investment for the six months ended June 30, 2015.

Net cash used in financing activities for the six months ended June 30, 2015 totaled $344.0 million and related primarily to repayments of our Secured Funding Agreements of $105.8 million, repayments of debt of consolidated VIEs of $197.5 million, and repayments of our Warehouse Lines of Credit of $576.9 million partially offset by proceeds from our Secured Funding Agreements of $113.9 million and proceeds from our Warehouse Lines of Credit of $435.6 million. Net cash provided by financing activities for the six months ended June 30, 2014 totaled $224.5 million and related primarily to proceeds from Secured Funding Agreements of $384.9 million, partially offset by repayments of our Secured Funding Agreements of $192.1 million.

Summary of Financing Facilities

The sources of financing under our Financing Facilities are described in the following table ($ in thousands):

	As of
	June 30, 2015						December 31, 2014
	Total Commitment		Outstanding Balance	Interest Rate	Maturity Date		Total Commitment		Outstanding Balance	Interest Rate	Maturity Date
Secured funding agreements:
Wells Fargo Facility	$225,000		$123,636	LIBOR+2.00 to 2.50%	December 14, 2015	(1)	$225,000		$120,766	LIBOR+2.00 to 2.50%	December 14, 2015	(1)
Citibank Facility	250,000		93,946	LIBOR+2.00 to 2.50%	December 8, 2016	(2)	250,000		93,432	LIBOR+2.00 to 2.50%	December 8, 2016	(2)
Capital One Facility	-		-	-	-	(3)	100,000		-	LIBOR+2.00 to 3.50%	-	(4)
BAML Facility	50,000		-	LIBOR+2.25 to 2.75%	May 26, 2016	(5)	-		-	-	-
March 2014 CNB Facility	50,000		5,500	LIBOR+3.00%	March 11, 2016	(6)	50,000		42,000	LIBOR+3.00%	March 11, 2016	(6)
July 2014 CNB Facility	75,000		75,000	LIBOR+3.00%	July 31, 2015	(6)	75,000		75,000	LIBOR+3.00%	July 31, 2015	(6)
MetLife Facility	180,000		156,075	LIBOR+2.35%	August 12, 2017	(1)	180,000		144,673	LIBOR+2.35%	August 12, 2017	(1)
April 2014 UBS Facility	140,000		49,445	LIBOR+1.88%	April 7, 2017	(7)	140,000		19,685	LIBOR+1.88%	April 7, 2017	(7)
December 2014 UBS Facility	57,243		57,243	LIBOR+2.74%	January 6, 2016		57,243		57,243	LIBOR+2.74%	January 6, 2016
Total	$1,027,243		$560,845				$1,077,243		$552,799

Warehouse lines of credit:
ASAP Line of Credit	$80,000	(8)	$-	LIBOR+1.40 to 1.75%	No expiration		$80,000	(8)	$58,469	LIBOR+1.40 to 1.75%	No expiration
BAML Line of Credit	135,000	(9)	51,852	LIBOR+1.60%	June 30, 2016		180,000	(9)	134,696	LIBOR+1.60%	April 15, 2015
Total	$215,000		$51,852				$260,000		$193,165

(1)                                 These facilities are subject to two 12-month extensions at our option, provided that certain conditions are met and applicable extension fees are paid.

(2)                                 The Citibank Facility is subject to three 12-month extensions at our option, provided that certain conditions are met and applicable extension fees are paid.

(3)                                 The secured revolving funding facility with Capital One, National Association (as amended, the “Capital One Facility”) matured on May 18, 2015. The Capital One Facility had been repaid in full and its term was not extended.

(4)                                 The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan.

(5)                                 We may request individual loans under the BAML Facility through and including May 26, 2016. However, individual advances on loans under the BAML Facility generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid.

(6)                                 The CNB Facilities are subject to one 12-month extension at our option, provided that certain conditions are met and applicable extension fees are paid. The July 2014 CNB Facility’s interest rate of LIBOR + 3.00% is comprised of LIBOR + 1.50% and a credit support fee of 1.50% payable to Ares Management.

(7)                                 The April 2014 UBS Facility is subject to annual 12-month extensions at the discretion of the lender, provided that certain conditions are met and applicable extension fees are paid.

(8)                                 The commitment amount is subject to change at any time at Fannie Mae’s discretion. To the extent the ASAP Line of Credit remains active through utilization, there is no expiration date.

(9)                                 During the three months ended December 31, 2014, the BAML Line of Credit’s commitment size temporarily increased from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. During the six months ended June 30, 2015, the BAML Line of Credit’s commitment size increased from $80.0 million to $135.0 million and the maturity date was extended to June 30, 2016. In addition, the BAML Line of Credit’s commitment size temporarily increased from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015.

Our Financing Facilities contain various affirmative and negative covenants. As of June 30, 2015, we are in compliance in all material respects with the terms of each respective Financing Facility. See Note 5 included in this quarterly report on Form 10-Q for more information on our Financing Facilities.

During the three months ended June 30, 2015, the following activities occurred with respect to our sources of financing:

BAML Line of Credit

During the three months ended June 30, 2015, ACRE Capital’s BAML Line of Credit’s commitment size temporarily increased from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015.

Capital One Facility

The Capital One Facility matured on May 18, 2015. The term of the Capital One Facility was not extended.

BAML Facility

In May 2015, we entered into the $50.0 million BAML Facility with Bank of America, N.A. Under the BAML Facility, we may obtain advances secured by eligible commercial mortgage loans collateralized by healthcare facilities and other multifamily properties. Bank of America, N.A. may approve the loans on which advances are made under the BAML Facility in its sole discretion. We may request individual loans under the BAML Facility through May 26, 2016. However, individual advances under the BAML Facility generally have a two-year maturity, subject to a one-year extension at our option upon the satisfaction of certain conditions, including the payment of an extension fee. The final maturity date of individual loans under the BAML Facility is May 26, 2019. Advances under the BAML Facility will accrue interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The BAML Facility contains mandatory prepayment events with respect to individual advances if certain specified coverage ratio or other credit based tests are not met with respect to the related eligible assets.

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

As of June 30, 2015, we had $330.2 million of securitized debt, comprised of $83.3 million of CMBS debt and $247.0 million of CLO debt, held through consolidated VIEs, compared to $527.7 million of securitized debt as of December 31, 2014, comprised of $219.0 million of CMBS debt and $308.7 million of CLO debt, held through consolidated VIEs. See Note 15 included in this quarterly report on Form 10-Q for additional terms and details of our securitizations.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have commitments to fund various senior mortgage loans, as well as subordinated and preferred equity investments in our portfolio, extend credit and sell loans. Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

RECENT DEVELOPMENTS

On July 7, 2015, we originated a $22.1 million first mortgage loan on a multifamily property located in Arizona. At closing, the outstanding principal balance was approximately $22.1 million. The loan has an interest rate of LIBOR + 4.25% (plus origination and exit fees) subject to a 1.00% LIBOR floor and an initial term of one year.

On July 15, 2015, we sold to a third party a $75.0 million senior loan collateralized by office properties in California at a sale price equal to 100% of the par value of the loan.

On July 21, 2015, we exercised the one-year extension option on the $75.0 million revolving funding facility with City National Bank.  The extended maturity date of this facility is July 31, 2016.

As of July 29, 2015, ACRE Capital originated $61.9 million quarter to date in Fannie Mae, Freddie Mac or HUD loan commitments.

As of July 29, 2015, we expect to have approximately $63 million in capital, either in cash or in approved but undrawn capacity under our Secured Funding Agreements. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $53 million in capital available to fund additional loans, outstanding commitments on our existing loans and for other working capital purposes. Assuming that we use such amount as capital to make new investments and leverage such amount under our facilities at a debt-to-equity ratio in the range of 2:1 to 3:1, we have the capacity to fund $155 million to $210 million of additional senior loan investments.

As of July 29, 2015, the total unfunded commitments for our existing loans held for investment were approximately $124 million. In addition, borrowings under our Financing Facilities were approximately $512 million (excluding Warehouse Lines of Credit in connection with our Mortgage Banking segment), debt issued in the form of CMBS was approximately $62 million, debt issued in the form of CLOs was approximately $247 million and debt issued in the form of convertible senior notes was approximately $69 million.

On July 30, 2015, we declared a cash dividend of $0.25 per common share for the third quarter of 2015. The third quarter 2015 dividend is payable on October 15, 2015 to common stockholders of record as of September 30, 2015.

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

In addition, we are exposed to credit risk in our mortgage banking business where, under the Master Loss Sharing Agreement, ACRE Capital is responsible for absorbing certain losses incurred by Fannie Mae with respect to loans originated under the DUS program. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for further discussion of the Master Loss Sharing Agreement with Fannie Mae. ACRE Capital uses several tools to manage its risk- sharing obligation, including maintenance of disciplined underwriting and approval processes and procedures, and periodic review and evaluation of underwriting criteria based on underlying multifamily housing market data and limitation of exposure to particular geographic markets and submarkets and to individual borrowers.

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

For the three and six months ended June 30, 2015, the following fluctuations in the average 30-day LIBOR would have had the following impact on our net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	Increase in Net Interest Margin
	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Up 300 basis points	$2.0	$3.7
Up 200 basis points	$1.3	$2.3
Up 100 basis points	$0.6	$0.9
Down to 0 basis points	$0.3	$0.5

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

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital’s MSRs by approximately $1.9 million and $1.8 million as of June 30, 2015 and December 31, 2014, respectively.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2015 are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. During the three months ended June 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2015, we were not subject to any material pending legal proceedings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Stock Buyback Program

In May 2015, we announced that the Board of Directors authorized us to repurchase up to $20 million of our outstanding common stock over a period of one year.  Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements.  Repurchases may be suspended or discontinued at any time.  We did not repurchase any shares of our common stock during the three months ended June 30, 2015.

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

10.1*

Amendment No. 3 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of April 15, 2015, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto. (3)

10.2*	Bridge Loan Warehousing Credit and Security Agreement, dated as of May 27, 2015, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders. (4)

10.3*

Guaranty Agreement, dated as of May 27, 2015, by Ares Commercial Real Estate Corporation, in favor of Bank of America, N.A., as Administrative Agent and Lender and for the benefit of the other Lenders. (5)

10.4*	Pledge and Security Agreement, dated as of May 27, 2015, by and between ACRC Lender LLC and Bank of America, N.A., as Administrative Agent and Lender and for the benefit of the other Lenders. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Previously filed

(1)         Incorporated by reference to Exhibits 3.1 and 3.2, as applicable, to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

(2)         Incorporated by reference to Exhibits 4.1 and 4.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 19, 2012.

(3)         Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on April 20, 2015.

(4)         Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 2, 2015.

(5)         Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on June 2, 2015.

(6)         Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-35517), filed on June 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date: July 30, 2015	By	/s/ Todd S. Schuster
Todd S. Schuster
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2015	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)