Form 10-Q
period 2015-09-30
Ares Commercial Real Estate Corp
filed 2015-11-05
CIK 1529377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2015
Common stock, $0.01 par value	28,609,650

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents ($8 and $47 related to consolidated VIEs, respectively)	$10,399	$16,551
Restricted cash	27,209	66,121
Loans held for investment ($622,874 and $848,224 related to consolidated VIEs, respectively)	1,269,954	1,462,584
Loans held for sale, at fair value	94,050	203,006
Mortgage servicing rights, at fair value	60,148	58,889
Other assets ($3,197 and $3,438 of interest receivable related to consolidated VIEs, respectively; $18,352 of other receivables related to consolidated VIEs as of December 31, 2014)	40,426	60,502
Total assets	$1,502,186	$1,867,653
LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$521,676	$552,799
Warehouse lines of credit	83,511	193,165
Convertible notes	68,863	68,395
Commercial mortgage-backed securitization debt (consolidated VIE)	61,856	219,043
Collateralized loan obligation securitization debt (consolidated VIE)	222,187	308,703
Allowance for loss sharing	8,953	12,349
Due to affiliate	2,689	2,735
Dividends payable	7,152	7,147
Other liabilities ($291 and $498 of interest payable related to consolidated VIEs, respectively)	33,675	22,431
Total liabilities	1,010,562	1,386,767
Commitments and contingencies (Note 7)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2015 and December 31, 2014, 28,609,650 and 28,586,915 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	284	284
Additional paid-in capital	421,006	420,344
Accumulated deficit	(13,717)	(17,674)
Total stockholders’ equity	407,573	402,954
Non-controlling interests in consolidated VIEs	84,051	77,932
Total equity	491,624	480,886
Total liabilities and equity	$1,502,186	$1,867,653

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$20,949	$17,967	$65,131	$50,854
Interest expense	(8,707)	(9,615)	(27,586)	(24,654)
Net interest margin	12,242	8,352	37,545	26,200
Mortgage banking revenue:
Servicing fees, net	4,114	3,868	11,938	12,581
Gains from mortgage banking activities	9,214	2,473	20,847	9,077
Provision for loss sharing	118	285	1,109	1,346
Change in fair value of mortgage servicing rights	(1,772)	(1,798)	(6,955)	(5,533)
Mortgage banking revenue	11,674	4,828	26,939	17,471
Gain on sale of loans	-	-	-	680
Total revenue	23,916	13,180	64,484	44,351
Expenses:
Management fees to affiliate	1,490	1,475	4,447	4,445
Professional fees	897	635	2,292	2,663
Compensation and benefits	5,921	4,704	15,992	13,235
Acquisition and investment pursuit costs	-	-	-	20
General and administrative expenses	1,714	2,437	5,177	7,256
General and administrative expenses reimbursed to affiliate	953	1,000	2,959	3,000
Total expenses	10,975	10,251	30,867	30,619
Income from operations before income taxes	12,941	2,929	33,617	13,732
Income tax expense (benefit)	1,231	(1,173)	1,349	(1,764)
Net income attributable to ACRE	11,710	4,102	32,268	15,496
Less: Net income attributable to non-controlling interests	(2,331)	-	(6,860)	-
Net income attributable to common stockholders	$9,379	$4,102	$25,408	$15,496
Net income per common share:
Basic and diluted earnings per common share	$0.33	$0.14	$0.89	$0.54
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,505,729	28,464,613	28,493,989	28,453,719
Diluted weighted average shares of common stock outstanding	28,609,650	28,604,798	28,593,496	28,582,353
Dividends declared per share of common stock	$0.25	$0.25	$0.75	$0.75

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’	Non-Controlling	Total
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2014	28,586,915	$284	$420,344	$(17,674)	$402,954	$77,932	$480,886
Stock-based compensation	22,735	-	662	-	662	-	662
Net income	-	-	-	25,408	25,408	6,860	32,268
Dividends declared	-	-	-	(21,451)	(21,451)	-	(21,451)
Contributions from non-controlling interests	-	-	-	-	-	5,685	5,685
Distributions to non-controlling interests	-	-	-	-	-	(6,426)	(6,426)
Balance at September 30, 2015	28,609,650	$284	$421,006	$(13,717)	$407,573	$84,051	$491,624

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Operating activities:
Net income	$32,268	$15,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	6,091	6,315
Change in mortgage banking activities	(11,200)	(2,046)
Change in fair value of mortgage servicing rights	6,955	5,533
Accretion of deferred loan origination fees and costs	(3,504)	(2,692)
Provision for loss sharing	(1,109)	(1,346)
Cash paid to settle loss sharing obligations	(2,264)	(1,703)
Originations of mortgage loans held for sale	(575,038)	(219,780)
Sale of mortgage loans held for sale to third parties	685,138	199,995
Stock-based compensation	662	777
Amortization of convertible notes issuance costs	758	689
Accretion of convertible notes	468	425
Depreciation expense	164	98
Deferred tax expense (benefit)	1,823	(485)
Changes in operating assets and liabilities:
Restricted cash	41,916	(1,419)
Other assets	18,918	(12,169)
Due to affiliate	(46)	(142)
Other liabilities	2,576	(646)
Net cash provided by (used in) operating activities	204,576	(13,100)
Investing activities:
Issuance of and fundings on loans held for investment	(153,245)	(469,910)
Principal repayment of loans held for investment	275,159	193,867
Proceeds from sale of a mortgage loan held for sale	74,625	80,197
Receipt of origination fees	810	4,735
Purchases of property and equipment	(90)	(268)
Payments for acquisition of intangible assets	-	(956)
Payments for acquisition of mortgage servicing rights	-	(1,259)
Net cash provided by (used in) investing activities	197,259	(193,594)
Financing activities:
Proceeds from secured funding agreements	170,525	800,035
Repayments of secured funding agreements	(201,648)	(722,463)
Secured funding costs	(1,320)	(8,254)
Proceeds from issuance of debt of consolidated VIEs	-	308,703
Repayments of debt of consolidated VIEs	(243,703)	(175,984)
Payment of offering costs	-	(113)
Proceeds from warehouse lines of credit	668,055	207,063
Repayments of warehouse lines of credit	(777,709)	(189,519)
Dividends paid	(21,446)	(21,426)
Contributions from non-controlling interests	5,685	-
Distributions to non-controlling interests	(6,426)	-
Net cash provided by (used in) financing activities	(407,987)	198,042
Change in cash and cash equivalents	(6,152)	(8,652)
Cash and cash equivalents, beginning of period	16,551	20,100
Cash and cash equivalents, end of period	$10,399	$11,448

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015

(in thousands, except share and per share data, percentages and as otherwise indicated)

(unaudited)

1.   ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a subsidiary of Ares Management, L.P. (NYSE: ARES)  (“Ares Management”), a publicly traded, leading global alternative asset manager, it has investment professionals strategically located across the United States and Europe who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement (the “Management Agreement”).

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

Interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2015.

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

The Company performs an ongoing reassessment of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding its involvement with a VIE cause the Company’s consolidation conclusion regarding the VIE to change. See Note 15 included in these consolidated financial statements for further discussion of the Company’s VIEs.

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

Each loan classified as held for investment is evaluated for impairment on a periodic basis. Loans are collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of September 30, 2015 and December 31, 2014, the Company did not recognize any impairments with respect to its loans held for investment.

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

Although the Company generally holds its target investments as long-term investments within its principal lending business, the Company may occasionally classify some of its investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. As of September 30, 2015 and December 31, 2014, the Company did not have any loans held for sale in its principal lending business.

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

A reconciliation of the Company’s interest income from loans held for investment, excluding non-controlling interests, to the Company’s interest income from loans held for investment as included within its consolidated statements of operations is as follows ($ in thousands):

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Interest income from loans held for investment, excluding non-controlling interests	$18,618	$58,251
Interest income from non-controlling interest investment held by third parties	2,331	6,880
Interest income from loans held for investment	$20,949	$65,131

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

Comprehensive Income

For the three and nine months ended September 30, 2015 and 2014, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Net Interest Margin and Interest Expense

Net interest margin within the consolidated statements of operations is a measure that is specific to the Company’s principal lending business and serves to measure the performance of the principal lending segment’s loans held for investment as compared to its use of debt leverage.  The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements (as defined in Note 5 included in these consolidated financial statements), securitizations debt and the 2015 Convertible Notes in net interest margin.  For the three and nine months ended September 30, 2015 and 2014, interest expense is comprised of the following ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Secured funding agreements and securitizations debt	$7,063	$8,010	$22,737	$19,917
Convertible notes	1,644	1,605	4,849	4,737
Interest expense	$8,707	$9,615	$27,586	$24,654

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance modifies the requirements for reporting debt issuance costs. Under the amendments in ASU No. 2015-03, debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. In addition, in August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30).” The additional guidance reiterates that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings.  ASU No. 2015-03 and ASU No. 2015-15 are required to be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2015, the Company had originated or co-originated 39 loans held for investment, excluding 21 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.3 billion and outstanding principal was $1.2 billion, excluding non-controlling interests held by third parties, as of September 30, 2015. During the nine months ended September 30, 2015, the Company funded approximately $154.5 million of outstanding principal, received repayments of $275.2 million of outstanding principal and sold a $75.0 million loan to a third party as described in more detail in the tables below. Such investments are referred to herein as the Company’s investment portfolio. As of September 30, 2015, 65.4% of the Company’s loans have LIBOR floors, with a weighted average floor of 0.24%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2015 and December 31, 2014 ($ in thousands):

	As of September 30, 2015
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$984,748	$989,808	4.4%	5.0%	1.5
Subordinated debt and preferred equity investments	201,919	204,095	10.7%	11.1%	6.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,186,667	$1,193,903	5.5%	6.0%	2.3

	As of December 31, 2014
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,156,476	$1,164,055	4.5%	5.0%	2.1
Subordinated debt and preferred equity investments	228,499	231,226	10.3%	10.7%	6.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975	$1,395,281	5.5%	6.0%	2.8

(1)                                 The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2015 and December 31, 2014 as weighted by the Outstanding Principal balance of each loan.

A reconciliation of the Company’s loans held for investment portfolio, excluding non-controlling interests, to the Company’s loans held for investment as included within its consolidated balance sheets is as follows ($ in thousands):

	As of September 30, 2015
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,186,667	$1,193,903
Non-controlling interest investment held by third parties	83,287	83,287
Loans held for investment	$1,269,954	$1,277,190

	As of December 31, 2014
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975	$1,395,281
Non-controlling interest investment held by third parties	77,609	77,609
Loans held for investment	$1,462,584	$1,472,890

A more detailed listing of the Company’s investment portfolio, excluding non-controlling interests, based on information available as of September 30, 2015 is as follows ($ in millions, except percentages):

Loan Type	Location		Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)	Payment Terms (4)
Senior Mortgage Loans:
Office	TX		$76.1	$75.5	L+5.00%		6.1%	Jan 2017	I/O
Retail	IL		73.6	73.2	L+4.00%	(5)	4.6%	Aug 2017	I/O
Mixed-use	IL		49.7	49.2	L+3.60%		4.2%	Oct 2018	I/O
Office	FL		47.3	47.3	L+5.25%		5.4%	Apr 2016	I/O
Multifamily	TX		44.7	44.6	L+3.75%		4.5%	July 2016	I/O
Healthcare	NY		41.6	41.3	L+5.00%		5.8%	Dec 2016	I/O
Industrial	MO/KS		37.6	37.4	L+4.30%		5.1%	Jan 2017	P/I
Hotel	NY		36.5	36.1	L+4.75%		5.4%	June 2018	I/O
Multifamily	FL		35.9	35.8	L+3.75%		4.7%	Mar 2017	I/O
Multifamily	TX		35.0	35.0	L+3.75%		4.5%	July 2016	I/O
Office	FL		34.0	33.9	L+3.65%		4.0%	Oct 2017	I/O
Industrial	OH		33.4	33.2	L+4.20%		4.7%	May 2018	I/O
Office	OH		31.6	31.6	L+5.35%-L+5.00%	(6)	6.0%	Nov 2015	I/O
Retail	IL		29.9	29.7	L+3.25%		3.9%	Sep 2018	I/O
Office	CA		28.1	27.9	L+4.50%		5.2%	Apr 2017	I/O
Multifamily	NY		28.0	27.8	L+3.75%		4.4%	Oct 2017	I/O
Multifamily	TX		27.6	27.5	L+3.65%		4.4%	Jan 2017	I/O
Office	OR		27.6	27.4	L+3.75%		4.4%	Oct 2018	I/O
Mixed-use	NY		27.6	27.5	L+4.25%		4.8%	Aug 2017	I/O
Office	KS		25.5	25.5	L+5.00%		5.8%	Mar 2016	I/O
Multifamily	TX		25.0	24.9	L+3.65%		4.4%	Jan 2017	I/O
Multifamily	GA		23.1	23.0	L+3.85%		4.8%	May 2017	I/O
Multifamily	AZ		22.1	22.1	L+4.25%		5.5%	Sep 2016	I/O
Industrial	VA		19.0	19.0	L+5.25%		6.4%	Dec 2015	I/O
Office	CO		18.0	17.8	L+3.95%		4.6%	Dec 2017	I/O
Office	CA		15.9	15.8	L+3.75%		4.5%	July 2016	I/O
Multifamily	NC		15.8	15.7	L+4.00%		4.8%	Apr 2017	I/O
Office	CA		14.9	14.9	L+4.50%		5.3%	July 2016	I/O
Multifamily	NY		14.9	14.8	L+3.85%		4.4%	Nov 2017	I/O
Office	CA		14.5	14.5	L+4.75%		5.8%	Feb 2016	I/O
Mixed-use	NY		13.0	12.9	L+3.95%		4.8%	Sep 2017	I/O
Multifamily	FL		12.1	12.0	L+3.75%		4.6%	Apr 2017	I/O
Industrial	CA		10.1	10.0	L+5.25%		6.3%	May 2017	I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	GA and FL		48.6	48.0	L+11.85%	(7)	12.3%	June 2021	I/O
Multifamily	NY		33.3	33.2	L+8.07%		8.5%	Jan 2019	I/O
Office	GA		14.3	14.3	9.50%		9.5%	Aug 2017	I/O
Mixed-use	NY		16.4	16.3	11.50%	(8)	12.1%	Nov 2016	I/O
Multifamily	TX		4.9	4.8	L+11.00%	(9)	11.6%	Oct 2016	I/O
Various	Diversified	(10)	86.7	85.3	10.95%		11.4%	Dec 2024	I/O
Total/Weighted Average			$1,193.9	$1,186.7			6.0%

(1)                                 The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of September 30, 2015 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2015 as weighted by the Outstanding Principal balance of each loan.

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

(4)                                 I/O = interest only, P/I = principal and interest. In January 2015, amortization began on the senior Missouri/Kansas loan, which had an outstanding principal balance of $37.6 million as of September 30, 2015. In May 2017, amortization will begin on the senior Ohio loan, which had an outstanding principal balance of $33.4 million as of September 30, 2015. The remainder of the loans in the Company’s principal lending portfolio are non-amortizing through their primary terms.

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

(8)                                 The interest rate is 11.50% with a 9.00% current pay and up to a capped dollar amount as PIK based on the borrower’s election.  In July 2015, the Company entered into an amendment to increase the loan commitment and outstanding principal by $650 thousand at an interest rate of 15.00% on the increased commitment and outstanding principal only.

(9)                                 The preferred return is L+11.00% with a L+9.00% current pay and up to a capped dollar amount as PIK.

(10)                          The preferred equity investment is in an entity whose assets are comprised of multifamily, student housing and medical office properties.

For the nine months ended September 30, 2015, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2014	$1,462,584
Initial funding	100,205
Receipt of origination fees, net of costs	(810)
Additional funding	54,255
Amortizing payments	(447)
Loan payoffs	(274,712)
Loans sold to third parties (1)	(74,625)
Origination fee accretion	3,504
Balance at September 30, 2015	$1,269,954

(1)                                 In July 2015, the Company sold a loan to a third party that was previously classified as held for investment.  At the time of the sale, the loan had an unleveraged effective yield of 4.2% as compared to the 4.9% weighted average unleveraged effective yield for all senior loans held by the Company. No gain or loss was recognized on the sale.

No impairment charges have been recognized during the three and nine months ended September 30, 2015 and 2014.

4.   MORTGAGE SERVICING RIGHTS

MSRs represent servicing rights retained by ACRE Capital for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. ACRE Capital generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, ACRE Capital is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of September 30, 2015 and December 31, 2014, the carrying value of MSRs was approximately $60.1 million and $58.9 million, respectively. As of September 30, 2015 and December 31, 2014, ACRE Capital had a servicing portfolio consisting of 977 and 976 loans, respectively, with an unpaid principal balance of $4.7 billion and $4.1 billion, respectively, which excludes ACRE’s loans held for investment portfolio (see Note 13).

Activity related to MSRs as of and for the nine months ended September 30, 2015 and 2014 was as follows ($ in thousands):

Balance at December 31, 2014	$58,889
Additions, following sale of loan	10,050
Changes in fair value	(6,955)
Prepayments and write-offs	(1,836)
Balance at September 30, 2015	$60,148

Balance at December 31, 2013	$59,640
MSRs acquired in asset acquisition	1,259
Additions, following sale of loan	5,779
Changes in fair value	(5,533)
Prepayments and write-offs	(1,531)
Balance at September 30, 2014	$59,614

As discussed in Note 2 included in these consolidated financial statements, the Company determines the fair values of the MSRs based on discounted cash flow models that calculate the present value of estimated future net servicing income. The fair values of ACRE Capital’s MSRs are subject to changes in discount rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital’s MSRs outstanding as of September 30, 2015 and December 31, 2014 by approximately $1.9 million and $1.8 million, respectively.

5.   DEBT

Financing Facilities

The Company borrows funds under the ASAP Line of Credit and the BAML Line of Credit (individually defined below and together, the “Warehouse Lines of Credit”), the Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the BAML Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined below and collectively, the “Secured Funding Agreements”). The Company refers to the Warehouse Lines of Credit and the Secured Funding Agreements as the “Financing Facilities.” As of September 30, 2015 and December 31, 2014, the outstanding balances and total commitments under the Financing Facilities consisted of the following ($ in thousands):

	As of September 30, 2015			As of December 31, 2014
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$124,201	$225,000		$120,766	$225,000
Citibank Facility	112,132	250,000		93,432	250,000
Capital One Facility	-	-	(1)	-	100,000
BAML Facility	-	50,000		-	-
March 2014 CNB Facility	-	50,000		42,000	50,000
July 2014 CNB Facility	73,900	75,000	(2)	75,000	75,000
MetLife Facility	104,756	180,000		144,673	180,000
April 2014 UBS Facility	49,444	140,000	(3)	19,685	140,000
December 2014 UBS Facility	57,243	57,243	(4)	57,243	57,243
ASAP Line of Credit	17,550	80,000	(5)	58,469	80,000	(5)
BAML Line of Credit	65,961	135,000	(6)	134,696	180,000	(6)
Total	$605,187	$1,242,243		$745,964	$1,337,243

(1)                                 The secured revolving funding facility with Capital One, National Association (as amended, the “Capital One Facility”) matured on May 18, 2015. The Capital One Facility had been repaid in full and its term was not extended.

(2)                                 During the three months ended September 30, 2015, the maturity date of the July 2014 CNB Facility was extended to July 31, 2016.

(3)                                 See Note 18 included in these consolidated financial statements for information on a subsequent event relating to the April 2014 UBS Facility.

(4)                                 During the three months ended September 30, 2015, the maturity date of the December 2014 UBS Facility was extended to July 6, 2016.

(5)                                 The commitment amount is subject to change at any time at Fannie Mae’s discretion.

(6)                                 During the three months ended December 31, 2014, the BAML Line of Credit’s commitment size temporarily increased from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. During the nine months ended September 30, 2015, the BAML Line of Credit’s commitment size increased from $80.0 million to $135.0 million and temporarily increased from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015.

Some of the Company’s Financing Facilities are collateralized by i) assignments of specific loans or a pool of loans held for investment or loans held for sale owned by the Company, ii) interests in the subordinated portion of the Company’s securitized debt, or iii) interests in wholly owned entity subsidiaries that hold the Company’s loans held for investment. The Financing Facilities (excluding the Warehouse Lines of Credit) are guaranteed by the Company. Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Financing Facilities used to fund them. The Company’s Financing Facilities contain various affirmative and negative covenants. As of September 30, 2015, the Company is in compliance in all material respects with the terms of each respective Financing Facility.

Wells Fargo Facility

The Company is party to a master repurchase funding facility arranged by Wells Fargo Bank, National Association (“Wells Fargo”) (as amended and restated, the “Wells Fargo Facility”), which allows the Company to borrow up to $225.0 million. In December 2014, the Company amended and restated the Wells Fargo Facility to, among other things, extend the maturity date from December 14, 2014 to December 14, 2015 and waive the non-utilization fee from December 14, 2014 through April 14, 2015. Provided that certain conditions are met and applicable extension fees are paid, the maturity date is subject to two 12-month extensions at the Company’s option. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00%-2.50%. Subject to the waiver set forth above, the Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three and nine months ended September 30, 2015, the Company incurred a non-utilization fee of $65 thousand and $120 thousand, respectively. For the three and nine months ended September 30, 2014, the Company incurred a non-utilization fee of $82 thousand and $154 thousand, respectively.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility (the “Citibank Facility”) with Citibank, N.A. Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank, N.A. in its sole discretion.  Advances under the Citibank Facility accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.00% to 2.50%, subject to certain exceptions.  Under the Citibank Facility, the maturity date is December 8, 2016, subject to three 12-month extensions at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees are paid. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the three and nine months ended September 30, 2015, the Company incurred a non-utilization fee of $88 thousand and $282 thousand, respectively. For the three and nine months ended September 30, 2014, the Company incurred a non-utilization fee of $118 thousand and $191 thousand, respectively.

BAML Facility

The Company is party to a $50.0 million Bridge Loan Warehousing Credit and Security Agreement (the “BAML Facility”) with Bank of America, N.A. Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by healthcare facilities and other multifamily properties. Bank of America, N.A. may approve the loans on which advances are made under the BAML Facility in its sole discretion. The Company may request individual loans under the BAML Facility through May 26, 2016. However, individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. The final maturity date of individual loans under the BAML Facility is May 26, 2019. Advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The BAML Facility contains mandatory prepayment events with respect to individual advances if certain specified coverage ratio or other credit based tests are not met with respect to the related eligible assets. The Company incurs a non-utilization fee of 12.5 basis points on the average daily available balance of the BAML Facility. For the three and nine months ended September 30, 2015, the Company incurred a non-utilization fee of $16 thousand and $21 thousand, respectively.

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

City National Bank Facilities

March 2014 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”). The Company is permitted to borrow funds under the March 2014 CNB Facility to finance investments and for other working capital and general corporate needs. Advances under the March 2014 CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the March 2014 CNB Facility is used on average, unused commitments under the March 2014 CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2015, the Company incurred a non-utilization fee of $46 thousand and $130 thousand, respectively. For the three and nine months ended September 30, 2014, the Company incurred a non-utilization fee of $7 thousand and $50 thousand, respectively. The initial maturity date is March 11, 2016, subject to one 12-month extension at the Company’s option provided that certain conditions are met and applicable extension fees are paid.

July 2014 CNB Facility

The Company and certain of its subsidiaries are party to a $75.0 million revolving funding facility (the “July 2014 CNB Facility” and together with the March 2014 CNB Facility, the “CNB Facilities”) with City National Bank. The Company is permitted to borrow funds under the July 2014 CNB Facility to finance investments and for other working capital and general corporate needs. Advances under the July 2014 CNB Facility accrue interest at a per annum rate equal, at the Company’s option, to either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 1.50% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 0.25%; provided that in no event shall the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility is used on average, unused commitments under the July 2014 CNB Facility accrue unused line fees at the rate of 0.125% per annum. For the three and nine months ended September 30, 2015, the Company did not incur a non-utilization fee. For the three and nine months ended September 30, 2014, the Company incurred a non-utilization fee of $13 thousand in each period. On July 21, 2015, the Company exercised a 12-month extension option to extend the maturity date of the July 2014 CNB Facility. The extended maturity date of the July 2014 CNB Facility is July 31, 2016. See Note 13 included in these consolidated financial statements for more information on a credit support fee agreement with respect to the July 2014 CNB Facility.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. Advances under the MetLife Facility accrue interest at a per annum rate of 30 day LIBOR plus 2.35%. The Company will pay MetLife, if applicable, an annual make-whole fee equal to the amount by which the aggregate price differential paid over the term of the MetLife Facility is less than the defined minimum price differential, unless certain conditions are met. The initial maturity date of the MetLife Facility is August 12, 2017, subject to two 12-month extensions at the Company’s option provided that certain conditions are met and applicable extension fees are paid.

UBS Facilities

April 2014 UBS Facility

The Company is party to a $140.0 million revolving master repurchase facility (the “April 2014 UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, commercial real estate mezzanine loans and other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The price differential (or interest rate) on the April 2014 UBS Facility is one-month LIBOR plus 1.88%. Upon termination of the April 2014 UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the April 2014 UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met. The initial maturity date of the April 2014 UBS Facility is April 7, 2017, subject to annual extensions in UBS’ sole discretion. See Note 18 included in these consolidated financial statements for information on a subsequent event relating to the April 2014 UBS Facility.

December 2014 UBS Facility

The Company is party to a global master repurchase agreement (the “December 2014 UBS Facility,” and together with the April 2014 UBS Facility, the “UBS Facilities”) with UBS AG (“UBS AG”), pursuant to which the Company will sell, and later repurchase, certain retained subordinate notes in the Company’s commercial mortgage-backed securities (“CMBS”) securitization (the “Purchased Securities”) for an aggregate purchase price equal to $57.2 million. On August 6, 2015, the Company extended the scheduled repurchase date of the December 2014 UBS Facility to July 6, 2016 (the “Repurchase Date”). The transaction fee (or interest rate), which is payable monthly on the December 2014 UBS Facility, is equal to one-month LIBOR plus 2.74% per annum on the outstanding amount. The Purchased Securities may be purchased by the Company in whole, but not in part, prior to the Repurchase Date. If the outstanding amount of the Purchased Securities subject to the December 2014 UBS Facility is reduced or repaid prior to the Repurchase Date, UBS AG shall be entitled to a termination fee.

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

BAML Line of Credit

In November 2014, ACRE Capital amended its line of credit with Bank of America, N.A. (as amended and restated, the “BAML Line of Credit”) to, among other things, temporarily increase the size of the commitment from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. In February 2015, ACRE Capital amended the BAML Line of Credit to, among other things, increase the size of the commitment from $80.0 million to $135.0 million and extend the maturity date to June 30, 2016. In April 2015, the agreement governing the BAML Line of Credit was amended to, among other things, temporarily increase the commitment size from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015. The stated interest rate on the BAML Line of Credit is LIBOR Daily Floating Rate plus 1.60%. ACRE Capital incurs a non-utilization fee of 12.5 basis points on the daily available balance of the BAML Line of Credit to the extent less than 40% of the BAML Line of Credit is utilized. For the three and nine months ended September 30, 2015, the Company incurred a non-utilization fee of $18 thousand and $50 thousand, respectively.  For the three and nine months ended September 30, 2014, the Company incurred a non-utilization fee of $15 thousand and $58 thousand, respectively.

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

The 2015 Convertible Notes bear interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which is equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% for the three and nine months ended September 30, 2015 and 2014. For the three and nine months ended September 30, 2015, the interest expense incurred on this indebtedness was $1.6 million and $4.8 million, respectively. For the three and nine months ended September 30, 2014, the interest expense incurred on this indebtedness was $1.6 million and $4.7 million, respectively. The 2015 Convertible Notes will mature on December 15, 2015, unless previously converted or repurchased in accordance with their terms.

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

In connection with the Company’s acquisition of ACRE Capital, Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the “Sellers”), are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers’ failure to fulfill the funding or reimbursement obligations described above. As of September 30, 2015 and December 31, 2014, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital is $387 thousand and $494 thousand, respectively, and is included within other assets in the consolidated balance sheets. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event shall Sellers’ obligations exceed in the aggregate $3.0 million for the entire three-year period.

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

A summary of the Company’s allowance for loss sharing as of and for the nine months ended September 30, 2015 and 2014 is as follows ($ in thousands):

Balance at December 31, 2014	$12,349
Current period provision for loss sharing	(1,109)
Settlements/Writeoffs	(2,287)
Balance at September 30, 2015	$8,953

Balance at December 31, 2013	$16,480
Current period provision for loss sharing	(1,346)
Settlements/Writeoffs	(1,812)
Balance at September 30, 2014	$13,322

As of September 30, 2015 and December 31, 2014, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.1 billion from a total recourse at risk pool of $3.2 billion. Additionally, as of September 30, 2015 and December 31, 2014, the non-at risk pool was $912 thousand and $2.0 million, respectively. The at risk pool is subject to Fannie Mae’s Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

7.   COMMITMENTS AND CONTINGENCIES

As of September 30, 2015 and December 31, 2014, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2015	December 31, 2014
Total commitments	$1,310,459	$1,565,117
Less: funded commitments	(1,193,903)	(1,395,281)
Total unfunded commitments	$116,556	$169,836

Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  As of September 30, 2015 and December 31, 2014, ACRE Capital had the following commitments to sell and fund loans ($ in thousands):

	As of
	September 30, 2015	December 31, 2014
Commitments to sell loans	$207,111	$249,803
Commitments to fund loans	$118,517	$51,109

Occasionally for both ACRE and ACRE Capital, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2015, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

Loan commitments and forward sale commitments

Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings. For the three months ended September 30, 2015, the Company entered into 20 loan commitments and 20 forward sale commitments. For the nine months ended September 30, 2015, the Company entered into 67 loan commitments and 67 forward sale commitments. For the three months ended September 30, 2014, the Company entered into 11 loan commitments and 11 forward sale commitments. For the nine months ended September 30, 2014, the Company entered into 21 loan commitments and 21 forward sale commitments.

As of September 30, 2015, the Company had nine loan commitments with a total notional amount of $118.5 million and 13 forward sale commitments with a total notional amount of $207.1 million, with maturities ranging from 29 days to 24 months that were not designated as hedges in qualifying hedging relationships. As of December 31, 2014, the Company had one loan commitment with a total notional amount of $51.1 million and ten forward sale commitments with a total notional amount of $249.8 million, with maturities ranging from nine days to 23 months that were not designated as hedges in qualifying hedging relationships.

MSR purchase commitments

In March 2015, ACRE Capital entered into a MSR purchase agreement with a third party to purchase the servicing rights for a HUD loan. Under the purchase agreement, the purchase price for the servicing rights was $500 thousand and ACRE Capital is expected to assume the rights to service the loan in October 2015. In July 2015, ACRE Capital entered into a second purchase agreement with a third party to purchase the servicing rights for a HUD loan. Under the second purchase agreement, the purchase price for the servicing rights was $325 thousand and ACRE Capital is expected to assume the rights to service the loan in February 2016. The derivative assets associated with the rights to service these loans are included within other assets in the consolidated balance sheets as of September 30, 2015.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification within the Company’s consolidated balance sheets as of September 30, 2015 and December 31, 2014 ($ in thousands):

	As of
	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Loan commitments	Other assets	$8,492	Other assets	$3,082
Forward sale commitments	Other assets	-	Other assets	116
MSR purchase commitments	Other assets	857	Other assets	-
Forward sale commitments	Other liabilities	(4,985)	Other liabilities	(1,528)
Total derivatives not designated as hedging instruments		$4,364		$1,670

9.   EQUITY

Common Stock

There were no shares issued in public or private offerings for the nine months ended September 30, 2015 and for the year ended December 31, 2014.

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

The following table details the restricted stock grants awarded as of September 30, 2015:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	August 31, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
June 24, 2015	July 1, 2015	25,555
Total		245,939

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for the Company’s directors and officers and employees of ACRE Capital as of September 30, 2015:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants —Employees	Total
Balance as of December 31, 2014	21,324	10,936	78,654	110,914
Granted	25,555	-	-	25,555
Vested	(19,890)	(4,686)	(16,091)	(40,667)
Forfeited	(2,820)	-	-	(2,820)
Balance as of September 30, 2015	24,169	6,250	62,563	92,982

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants —Employees (1)	Total
2015	7,224	1,564	-	8,788
2016	16,111	4,686	30,381	51,178
2017	834	-	-	834
2018	-	-	-	-
2019	-	-	-	-
Total	24,169	6,250	30,381	60,800

(1)                                 Future anticipated vesting related to an employee of ACRE Capital that was granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time is not included due to uncertainty in actual vesting date.

Non-Controlling Interests

The non-controlling interests held by third parties in the Company’s consolidated balance sheets represent the equity interests in a limited liability company, ACRC KA Investor LLC (“ACRC KA”), that are not owned by the Company. A portion of ACRC KA’s consolidated equity and net income are allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of September 30, 2015, ACRC KA’s total equity was $171.6 million, of which $87.5 million was owned by the Company and $84.1 million was allocated to non-controlling interests held by third parties. As of December 31, 2014, ACRC KA’s total equity was $170.7 million, of which $92.8 million was owned by the Company and $77.9 million was allocated to non-controlling interests held by third parties. See Note 15 included in these consolidated financial statements for more information on ACRC KA.

10.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014 ($ in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income attributable to common stockholders:	$9,379	$4,102	$25,408	$15,496
Divided by:
Basic weighted average shares of common stock outstanding:	28,505,729	28,464,613	28,493,989	28,453,719
Non-vested restricted stock	103,921	140,185	99,507	128,634
Diluted weighted average shares of common stock outstanding:	28,609,650	28,604,798	28,593,496	28,582,353
Basic earnings per common share:	$0.33	$0.14	$0.89	$0.54
Diluted earnings per common share:	$0.33	$0.14	$0.89	$0.54

The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the three and nine months ended September 30, 2015 and 2014.

11.   INCOME TAX

The Company established a taxable REIT subsidiary (“TRS”), TRS Holdings, in connection with the acquisition of ACRE Capital. In addition, in December 2013 and March 2014, the Company formed ACRC W TRS and ACRC U TRS, respectively, in order to issue and hold certain loans intended for sale.  The TRS’ income tax provision consisted of the following for the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Current	$76	$(817)	$(474)	$(1,279)
Deferred	1,155	(356)	1,823	(485)
Total income tax expense (benefit)	$1,231	$(1,173)	$1,349	$(1,764)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within other assets and other liabilities in the consolidated balance sheets, respectively. As of September 30, 2015 and December 31, 2014, the TRS’ U.S. tax jurisdiction was in a net deferred tax liability position. The TRS’ are not currently subject to tax in any foreign tax jurisdictions.

As of December 31, 2014, TRS Holdings had a net operating loss carryforward of $3.9 million, which may be carried back to 2013 and forward 20 years. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on the TRS’ respective net deferred tax assets and liabilities ($ in thousands):

	As of
	September 30, 2015	December 31, 2014
Deferred tax assets
Mortgage servicing rights	$4,967	$2,844
Net operating loss carryforward	1,428	1,465
Other temporary differences	1,447	1,055
Sub-total-deferred tax assets	7,842	5,364
Deferred tax liabilities
Basis difference in assets from acquisition of ACRE Capital	(2,709)	(2,654)
Components of gains from mortgage banking activities	(8,196)	(4,046)
Amortization of intangible assets	(266)	(170)
Sub-total-deferred tax liabilities	(11,171)	(6,870)
Net deferred tax liability	$(3,329)	$(1,506)

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

The following table is a reconciliation of the TRS’ statutory U.S. federal income tax rate to the TRS’ effective tax rate for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	3.6%	2.4%	3.6%	2.4%
Federal benefit of state tax deduction	(1.3)%	(0.8)%	(1.3)%	(0.8)%
Effective tax rate	37.3%	36.6%	37.3%	36.6%

As of September 30, 2015, tax years 2011 through 2014 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next twelve months.

Intercompany Notes

In connection with the acquisition of ACRE Capital, the Company partially capitalized TRS Holdings with a $44.0 million note.  In October 2014, the Company entered into an $8.0 million revolving promissory note with TRS Holdings (collectively, the two intercompany notes described above are referred to as, the “Intercompany Notes”). As of September 30, 2015 and December 31, 2014, the outstanding principal balance of the Intercompany Notes was $51.9 million and $50.9 million, respectively. The income statement effects of the Intercompany Notes are eliminated in consolidation for financial reporting purposes, but the interest income and expense from the Intercompany Notes will affect the taxable income of the Company and TRS Holdings.

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

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. Financial instruments reported at fair value in the Company’s consolidated financial statements include MSRs, MSR purchase commitments, loan commitments, forward sale commitments and loans held for sale.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Fair Value as of September 30, 2015
	Level I	Level II	Level III	Total
Loans held for sale	$-	$94,050	$-	$94,050
Mortgage servicing rights	-	-	60,148	60,148
Derivative assets:
Loan commitments	-	-	8,492	8,492
MSR purchase commitments			857	857
Derivative liabilities:
Forward sale commitments	-	-	(4,985)	(4,985)

	Fair Value as of December 31, 2014
	Level I	Level II	Level III	Total
Loans held for sale	$-	$203,006	$-	$203,006
Mortgage servicing rights	-	-	58,889	58,889
Derivative assets:
Loan commitments	-	-	3,082	3,082
Forward sale commitments	-	-	116	116
Derivative liabilities:
Forward sale commitments	-	-	(1,528)	(1,528)

There were no transfers between the levels as of September 30, 2015 and December 31, 2014. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

Loan commitments and forward sale commitments are valued based on a discounted cash flow model that incorporates changes in interest rates during the period. The MSRs and the MSR purchase commitments are valued based on discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The loans held for sale are valued based on discounted cash flow models that incorporate quoted observable prices from market participants. The valuation of derivative instruments are determined using widely accepted valuation techniques, including market yield analyses and discounted cash flow analysis on the expected cash flows of each derivative.

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of September 30, 2015 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Mortgage servicing rights	$60,148	Discounted cash flow	Discount rate	8 - 14%	11.2%
Loan commitments and forward sale commitments	3,507	Discounted cash flow	Discount rate	8 - 12%	8.2%
MSR purchase commitments	857	Discounted cash flow	Discount rate	8 - 8%	8.0%

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

The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities as of and for the nine months ended September 30, 2015 and 2014 ($ in thousands):

Beginning balance, as of December 31, 2014	$1,670
Settlements	(22,537)
Realized gains (losses) recorded in net income (1)	20,867
Unrealized gains (losses) recorded in net income (1)	4,364
Ending balance, as of September 30, 2015	$4,364

Beginning balance, as of December 31, 2013	$3,527
Settlements	(7,985)
Realized gains (losses) recorded in net income (1)	4,458
Unrealized gains (losses) recorded in net income (1)	743
Ending balance, as of September 30, 2014	$743

(1)                                 Realized and unrealized gains (losses) from derivatives are included within gains from mortgage banking activities in the consolidated statements of operations.

See Note 4 included in these consolidated financial statements for the changes in MSRs that are classified as Level III.

As of September 30, 2015 and December 31, 2014, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,269,954	$1,277,190	$1,462,584	$1,472,890
Financial liabilities:
Secured funding agreements	2	$521,676	$521,676	$552,799	$552,799
Warehouse lines of credit	2	83,511	83,511	193,165	193,165
Convertible notes	2	68,863	69,000	68,395	69,000
Commercial mortgage-backed securitization debt (consolidated VIE)	3	61,856	61,856	219,043	219,043
Collateralized loan obligation securitization debt (consolidated VIE)	3	222,187	222,187	308,703	308,703

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding, including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (see Note 9 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. No incentive fees were incurred for the three and nine months ended September 30, 2015 and 2014.

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

Summarized below are the related party costs incurred by the Company, including ACRE Capital, for the three and nine months ended September 30, 2015 and 2014 and amounts payable to the Company’s Manager as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Incurred				Payable as of
	For the three months ended September 30,		For the nine months ended September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Affiliate Payments
Management fees	$1,490	$1,475	$4,447	$4,445	$1,490	$1,471
General and administrative expenses	953	1,000	2,959	3,000	953	1,000
Direct costs	357	179	1,158	434	246	264
	$2,800	$2,654	$8,564	$7,879	$2,689	$2,735

Ares Investments Holdings LLC

As of September 30, 2015 and December 31, 2014, Ares Investments Holdings LLC, a wholly owned subsidiary of Ares Management, owned $1.2 million aggregate principal amount of the 2015 Convertible Notes.

Credit Support Fee Agreement

On July 30, 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. During the three and nine months ended September 30, 2015, the Company incurred a credit support fee of $266 thousand and $811 thousand, respectively, under the July 2014 CNB Facility which is included within interest expense in the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2014, the Company incurred a credit support fee of $40 thousand under the July 2014 CNB Facility which is included within interest expense in the Company’s consolidated statements of operations. In connection with the Credit Support Fee Agreement on July 30, 2014, the Company entered into a Pledge Agreement pursuant to which the Company pledged to Ares Management its ownership interests in its wholly owned direct subsidiary, ACRC Holdings LLC, the holding entity for the Company’s principal lending business. On July 21, 2015, the Company exercised a 12-month extension option to extend the maturity date of the July 2014 CNB Facility until July 31, 2016. See Note 5 included in these consolidated financial statements for more information on the July 2014 CNB Facility.

14.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2015 and 2014 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
For the nine months ended September 30, 2015
July 30, 2015	September 30, 2015	October 15, 2015	$0.25	$7,152
May 7, 2015	June 30, 2015	July 15, 2015	0.25	7,152
March 5, 2015	March 31, 2015	April 15, 2015	0.25	7,146
Total cash dividends declared for the nine months ended September 30, 2015			$0.75	$21,450

For the nine months ended September 30, 2014
August 6, 2014	September 30, 2014	October 15, 2014	$0.25	$7,151
May 7, 2014	June 30, 2014	July 16, 2014	0.25	7,151
March 17, 2014	March 31, 2014	April 16, 2014	0.25	7,147
Total cash dividends declared for the nine months ended September 30, 2014			$0.75	$21,449

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

CMBS Securitization

In connection with forming ACRE Commercial Mortgage Trust 2013-FL1 (the “Trust”), ACRC 2013-FL1 Depositor LLC (the “Depositor”), a wholly owned subsidiary of the Company, entered into a Pooling and Servicing Agreement dated November 1, 2013 with Wells Fargo as master servicer, ACRES as servicer, U.S. Bank National Association as trustee, and Trimont Real Estate Advisors Inc. as trust advisor.  The Trust is treated for U.S. federal income tax purposes as a real estate mortgage investment conduit.

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

CLO Securitization

On August 15, 2014, ACRE Commercial Mortgage 2014-FL2 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2014-FL2 LLC (“Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an indenture with Wells Fargo as advancing agent and note administrator and Wilmington Trust, National Association as trustee, which governs the issuance of approximately $346.1 million principal balance secured floating rate notes (the “Notes”) and $32.7 million of preferred equity in the Issuer. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.

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

The inclusion of the assets and liabilities of Securitization VIEs of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of Securitization VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in these Securitization VIEs is limited to the carrying value of its investment in the entity. As of September 30, 2015 and December 31, 2014, the Company’s maximum risk of loss was $168.8 million, which represents the carrying value of its investment in the Securitization VIEs. For the three and nine months ended September 30, 2015, the Company incurred interest expense related to the Securitization VIEs of $1.8 million and $6.0 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2014, the Company incurred interest expense related to the Securitization VIEs of $2.3 million and $6.4 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets are comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company’s investment in ACRC KA is considered to be an investment in a VIE. As of September 30, 2015 and December 31, 2014, the Company owns a controlling financial interest of 51.0% and 54.3%, respectively, of the equity shares in the VIE and the third party institutional investors own the remaining 49.0% and 45.7%, respectively, a minority financial interest.  The preferred equity shares are entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum.

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

As of September 30, 2015 and December 31, 2014, the carrying value of the preferred equity investment, which is net of unamortized fees and origination costs, was $168.6 million and $168.4 million, respectively, and is included within loans held for investment in the consolidated balance sheets.  The risk associated solely with respect to the Company’s investment in the VIE is limited to the outstanding principal of its investment in the entity. As of September 30, 2015 and December 31, 2014, the Company’s maximum risk of loss solely with respect to this investment was $86.7 million and $92.4 million, respectively.

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

The following table presents the carrying value and the maximum exposure of unconsolidated VIEs as of September 30, 2015 and December 31, 2014 ($ in thousands):

	As of
	September 30, 2015	December 31, 2014
Carrying value	$52,827	$38,982
Maximum exposure to loss	$53,416	$39,608

16.   SEGMENTS

The Company’s reportable segments reflect the significant components of the Company’s operations that are evaluated separately by the Company’s chief operating decision makers, the Company’s Co-Chief Executive Officers, and have discrete financial information available. The Company organizes its segments based primarily upon the nature of the underlying products and services. The Company’s Co-Chief Executive Officers and management review certain financial information, including segmented internal profit and loss statements, which are presented below on that basis. The amounts in the reportable segments included in the tables below are in conformity with GAAP and the Company’s significant accounting policies as described in Note 2 included in these consolidated financial statements.

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

The table below presents the Company’s total assets as of September 30, 2015 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$5,103	$5,296	$10,399
Restricted cash	11,689	15,520	27,209
Loans held for investment	1,269,954	-	1,269,954
Loans held for sale, at fair value	-	94,050	94,050
Mortgage servicing rights, at fair value	-	60,148	60,148
Other assets	20,087	20,339	40,426
Total Assets	$1,306,833	$195,353	$1,502,186

The table below presents the Company’s total assets as of December 31, 2014 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$15,045	$1,506	$16,551
Restricted cash	49,679	16,442	66,121
Loans held for investment	1,462,584	-	1,462,584
Loans held for sale, at fair value	-	203,006	203,006
Mortgage servicing rights, at fair value	-	58,889	58,889
Other assets	45,457	15,045	60,502
Total Assets	$1,572,765	$294,888	$1,867,653

The table below presents the Company’s consolidated net income for the three months ended September 30, 2015 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$20,949		$-		$20,949
Interest expense	(8,707)		-	(2)	(8,707)
Net interest margin	12,242	(1)	-		12,242

Mortgage banking revenue:
Servicing fees, net	-		4,114	(2)	4,114
Gains from mortgage banking activities	-		9,214		9,214
Provision for loss sharing	-		118		118
Change in fair value of mortgage servicing rights	-		(1,772)		(1,772)
Mortgage banking revenue	-		11,674		11,674
Total revenue	12,242		11,674		23,916

Expenses:
Management fees to affiliate	1,351		139		1,490
Professional fees	617		280		897
Compensation and benefits	-		5,921		5,921
General and administrative expenses	698		1,016		1,714
General and administrative expenses reimbursed to affiliate	840		113		953
Total expenses	3,506		7,469		10,975
Income from operations before income taxes	8,736		4,205		12,941
Income tax expense	3		1,228		1,231
Net income attributable to ACRE	8,733		2,977		11,710
Less: Net income attributable to non-controlling interests	(2,331)		-		(2,331)
Net income attributable to common stockholders	$6,402		$2,977		$9,379

(1)                                 Revenues from two of the Company’s borrowers in the principal lending segment represented approximately 25.9% of the Company’s consolidated revenues for the three months ended September 30, 2015.

(2)                                 Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 11. Additionally, servicing fees, net does not include servicing fee revenue related to the primary servicing of ACRE’s loan portfolio by ACRE Capital, as described in Note 13. The intercompany interest expense and servicing fee revenue are eliminated in the consolidated financial statements of the Company. If intercompany interest expense and servicing fee revenue were included in the consolidated financial statements, interest expense, servicing fees, net and net income for the three months ended September 30, 2015 would have been $1.1 million, $4.2 million and $2.0 million, respectively, for mortgage banking.

The table below presents the Company’s consolidated net income for the three months ended September 30, 2014 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$17,967		$-		$17,967
Interest expense	(9,615)		-	(2)	(9,615)
Net interest margin	8,352	(1)	-		8,352

Mortgage banking revenue:
Servicing fees, net	-		3,868		3,868
Gains from mortgage banking activities	-		2,473		2,473
Provision for loss sharing	-		285		285
Change in fair value of mortgage servicing rights	-		(1,798)		(1,798)
Mortgage banking revenue	-		4,828		4,828
Total revenue	8,352		4,828		13,180

Expenses:
Management fees to affiliate	1,356		119		1,475
Professional fees	454		181		635
Compensation and benefits	-		4,704		4,704
General and administrative expenses	754		1,683		2,437
General and administrative expenses reimbursed to affiliate	865		135		1,000
Total expenses	3,429		6,822		10,251
Income (loss) from operations before income taxes	4,923		(1,994)		2,929
Income tax expense (benefit)	3		(1,176)		(1,173)
Net income (loss) attributable to common stockholders	$4,920		$(818)		$4,102

(1)                                 Revenues from one of the Company’s borrowers in the principal lending segment represented approximately 20.0% of the Company’s consolidated revenues for the three months ended September 30, 2014.

(2)                                 Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 11. The intercompany interest expense is eliminated in the consolidated financial statements of the Company. If intercompany interest expense were included in the consolidated financial statements, interest expense and net loss for the three months ended September 30, 2014 would have been $936 thousand and $1.8 million, respectively, for mortgage banking.

The table below presents the Company’s consolidated net income for the nine months ended September 30, 2015 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$65,131		$-		$65,131
Interest expense	(27,586)		-	(2)	(27,586)
Net interest margin	37,545	(1)	-		37,545

Mortgage banking revenue:
Servicing fees, net	-		11,938	(2)	11,938
Gains from mortgage banking activities	-		20,847		20,847
Provision for loss sharing	-		1,109		1,109
Change in fair value of mortgage servicing rights	-		(6,955)		(6,955)
Mortgage banking revenue	-		26,939		26,939
Total revenue	37,545		26,939		64,484

Expenses:
Management fees to affiliate	4,040		407		4,447
Professional fees	1,535		757		2,292
Compensation and benefits	-		15,992		15,992
General and administrative expenses	2,144		3,033		5,177
General and administrative expenses reimbursed to affiliate	2,591		368		2,959
Total expenses	10,310		20,557		30,867
Income from operations before income taxes	27,235		6,382		33,617
Income tax expense (benefit)	(15)		1,364		1,349
Net income attributable to ACRE	27,250		5,018		32,268
Less: Net income attributable to non-controlling interests	(6,860)		-		(6,860)
Net income attributable to common stockholders	$20,390		$5,018		$25,408

(1)                                 Revenues from two of the Company’s borrowers in the principal lending segment represented approximately 28.6% of the Company’s consolidated revenues for the nine months ended September 30, 2015.

(2)                                 Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 11. Additionally, servicing fees, net does not include servicing fee revenue related to the primary servicing of ACRE’s loan portfolio by ACRE Capital, as described in Note 13. The intercompany interest expense and servicing fee revenue are eliminated in the consolidated financial statements of the Company. If intercompany interest expense and servicing fee revenue were included in the consolidated financial statements, interest expense, servicing fees, net and net income for the nine months ended September 30, 2015 would have been $3.2 million, $12.3 million and $2.2 million, respectively, for mortgage banking.

The table below presents the Company’s consolidated net income for the nine months ended September 30, 2014 by business segment ($ in thousands):

	Principal Lending		Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$50,854		$-		$50,854
Interest expense	(24,654)		-	(2)	(24,654)
Net interest margin	26,200	(1)	-		26,200

Mortgage banking revenue:
Servicing fees, net	-		12,581		12,581
Gains from mortgage banking activities	-		9,077		9,077
Provision for loss sharing	-		1,346		1,346
Change in fair value of mortgage servicing rights	-		(5,533)		(5,533)
Mortgage banking revenue	-		17,471		17,471
Gain on sale of loans	680		-		680
Total revenue	26,880		17,471		44,351

Expenses:
Management fees to affiliate	4,092		353		4,445
Professional fees	1,902		761		2,663
Compensation and benefits	-		13,235		13,235
Acquisition and investment pursuit costs	20		-		20
General and administrative expenses	2,230		5,026		7,256
General and administrative expenses reimbursed to affiliate	2,547		453		3,000
Total expenses	10,791		19,828		30,619
Income (loss) from operations before income taxes	16,089		(2,357)		13,732
Income tax expense (benefit)	237		(2,001)		(1,764)
Net income (loss) attributable to common stockholders	$15,852		$(356)		$15,496

(1)                                 Revenues from one of the Company’s borrowers in the principal lending segment represented approximately 15.8% of the Company’s consolidated revenues for the nine months ended September 30, 2014.

(2)                                 Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 11. The intercompany interest expense is eliminated in the consolidated financial statements of the Company. If intercompany interest expense were included in the consolidated financial statements, interest expense and net loss for the nine months ended September 30, 2014 would have been $2.7 million and $3.1 million, respectively, for mortgage banking.

17.   COSTS ASSOCIATED WITH RESTRUCTURING ACTIVITIES

During the three months ended March 31, 2014, the Company began restructuring and relocating certain ACRE Capital support services in order to centralize the ACRE Capital platform into one location, including the asset management team and leadership.  For the three months ended September 30, 2015, the Company did not incur any restructuring costs in the mortgage banking segment. For the nine months ended September 30, 2015, the Company incurred restructuring costs in the mortgage banking segment of $44 thousand. For the three and nine months ended September 30, 2014, the Company incurred restructuring costs in the mortgage banking segment of $223 thousand and $778 thousand, respectively.

The table below presents a reconciliation of the liability attributable to restructuring costs incurred in the mortgage banking segment as of and for the nine months ended September 30, 2015 and 2014 ($ in thousands):

Employee Termination Costs
Beginning balance, as of December 31, 2014	$225
Accruals	44
Payments	(269)
Ending balance, as of September 30, 2015	$-

Employee Termination Costs
Beginning balance, as of December 31, 2013	$-
Accruals	778
Payments	(485)
Ending balance, as of September 30, 2014	$293

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

18.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2015, except as disclosed below.

On October 21, 2015, the Company extended the maturity of the April 2014 UBS Facility to October 21, 2018, which is subject to annual extensions in UBS’ sole discretion.

As of November 3, 2015, ACRE Capital had originated $32.6 million quarter to date in Fannie Mae, Freddie Mac or HUD loan commitments.

On November 5, 2015, the Company declared a cash dividend of $0.25 per common share for the fourth quarter of 2015. The fourth quarter 2015 dividend is payable on January 19, 2016 to common stockholders of record as of December 31, 2015.

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

Developments During the Third Quarter of 2015

•                  ACRE originated and funded a $22.1 million first mortgage loan on a multifamily property located in Arizona.

•                  ACRE sold a $75.0 million senior loan collateralized by office properties in California to a third party at a sale price equal to 100% of the par value of the loan.

•                  ACRE Capital rate-locked $207.5 million in loan commitments.

•                  Exercised a 12-month extension option on the $75.0 million revolving funding facility (the “July 2014 CNB Facility”) with City National Bank, extending the maturity date of the July 2014 CNB Facility until July 31, 2016.

•                  Extended the scheduled repurchase date on the $57.2 million global master repurchase agreement (the “December 2014 UBS Facility”) with UBS AG. The extended maturity date of the December 2014 UBS Facility is July 6, 2016.

•                  Todd Schuster resigned as Chief Executive Officer, President and Director of the Company.

•                  John Jardine, Vice President of the Company and Partner in Ares Management’s Real Estate Group, was appointed to serve as a Director, President and Co-Chief Executive Officer of the Company. In addition, Robert L. Rosen, Director and Chairman of the Company’s Board of Directors (the “Board”), was appointed to serve as Interim Co-Chief Executive Officer of the Company.

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

Investment Portfolio

As of September 30, 2015, we have originated or co-originated 39 loans held for investment, excluding 21 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of September 30, 2015, the aggregate originated commitment under these loans at closing was approximately $1.3 billion and outstanding principal was $1.2 billion, excluding non-controlling interests held by third parties. During the nine months ended September 30, 2015, we funded approximately $154.5 million of outstanding principal, received repayments of $275.2 million of outstanding principal and sold a $75.0 million loan to a third party. As of September 30, 2015, 65.4% of our loans have LIBOR floors, with a weighted average floor of 0.24%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of September 30, 2015, all loans were paying in accordance with their contractual terms. During the three and nine months ended September 30, 2015, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2015 ($ in thousands):

	As of September 30, 2015
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$984,748	$989,808	4.4%	5.0%	1.5
Subordinated debt and preferred equity investments	201,919	204,095	10.7%	11.1%	6.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,186,667	$1,193,903	5.5%	6.0%	2.3

(1)                                 The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2015 as weighted by the Outstanding Principal balance of each loan.

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

A reconciliation of our loans held for investment portfolio, excluding non-controlling interests, to our loans held for investment as included within our consolidated balance sheets is as follows ($ in thousands):

	As of September 30, 2015
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,186,667	$1,193,903
Non-controlling interest investment held by third parties	83,287	83,287
Loans held for investment	$1,269,954	$1,277,190

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

A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Interest income from loans held for investment, excluding non-controlling interests	$18,618	$58,251
Interest income from non-controlling interest investment held by third parties	2,331	6,880
Interest income from loans held for investment	$20,949	$65,131

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  See Note 2 to our consolidated financial statements included in this quarterly report on Form 10-Q, which describes recently issued accounting pronouncements not yet required to be adopted by us.

RESULTS OF OPERATIONS

The following table sets forth the consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$20,949	$17,967	$65,131	$50,854
Interest expense	(8,707)	(9,615)	(27,586)	(24,654)
Net interest margin	12,242	8,352	37,545	26,200
Mortgage banking revenue:
Servicing fees, net (1)	4,114	3,868	11,938	12,581
Gains from mortgage banking activities (2)	9,214	2,473	20,847	9,077
Provision for loss sharing	118	285	1,109	1,346
Change in fair value of mortgage servicing rights	(1,772)	(1,798)	(6,955)	(5,533)
Mortgage banking revenue	11,674	4,828	26,939	17,471
Gain on sale of loans	-	-	-	680
Total revenue	23,916	13,180	64,484	44,351
Expenses:
Management fees to affiliate	1,490	1,475	4,447	4,445
Professional fees	897	635	2,292	2,663
Compensation and benefits	5,921	4,704	15,992	13,235
Acquisition and investment pursuit costs	-	-	-	20
General and administrative expenses	1,714	2,437	5,177	7,256
General and administrative expenses reimbursed to affiliate	953	1,000	2,959	3,000
Total expenses	10,975	10,251	30,867	30,619
Income from operations before income taxes	12,941	2,929	33,617	13,732
Income tax expense (benefit)	1,231	(1,173)	1,349	(1,764)
Net income attributable to ACRE	11,710	4,102	32,268	15,496
Less: Net income attributable to non-controlling interests	(2,331)	-	(6,860)	-
Net income attributable to common stockholders	$9,379	$4,102	$25,408	$15,496

(1)                                 Servicing fees include fees earned for all activities related to servicing ACRE Capital’s loans, the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid, changes in the fair value of the servicing fee payable and interest expense related to escrow accounts.

(2)                                 Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale, changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments, and reduced by the expense related to the initial fair value of the servicing fee payable and interest expense related to our multifamily as soon as pooled sale agreement with Fannie Mae (the “ASAP Line of Credit”) and the BAML Line of Credit (together, the “Warehouse Lines of Credit”).

Comparison of Three Months Ended September 30, 2015 and 2014

Net Interest Margin

For the three months ended September 30, 2015 and 2014, net interest margin was approximately $12.2 million and $8.4 million, respectively. For the three months ended September 30, 2015 and 2014, interest income from loans held for investment of $20.9 million and $18.0 million, respectively, was generated by weighted average earning assets of $1.2 billion, offset by $8.7 million and $9.6 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the Capital One Facility, the BAML Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined below, and collectively defined as the “Secured Funding Agreements”), securitization debt and convertible notes were $894.7 million and $901.1 million for the three months ended September 30, 2015 and 2014, respectively. The increase in net interest margin for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily relates to the inclusion of interest income of $2.3 million from non-controlling interests and a decrease in our weighted average borrowing costs resulting from amendments to our Secured Funding Agreements for the three months ended September 30, 2015.  For the three months ended September 30, 2014, we did not have any interest income from non-controlling interests.

Mortgage Banking Revenue

For the three months ended September 30, 2015 and 2014, net servicing fees were approximately $4.1 million and $3.9 million, respectively. For the three months ended September 30, 2015 and 2014, net gains from mortgage banking activities were approximately $9.2 million and $2.5 million, respectively. The increase in mortgage banking revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily relates to an increase in our loan originations for the three months ended September 30, 2015. ACRE Capital rate-locked 20 loans totaling $207.5 million in commitments for the three months ended September 30, 2015 compared to 11 loans totaling $52.0 million in commitments for the three months ended September 30, 2014.

Operating Expenses

For the three months ended September 30, 2015 and 2014, we incurred operating expenses of $11.0 million and $10.3 million, respectively. The increase in operating expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily relates to an increase in commission expense and other performance based compensation due to an increase in our loan originations at ACRE Capital.

Related Party Expenses

Related party expenses for the three months ended September 30, 2015 included $1.5 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. Related party expenses for the three months ended September 30, 2014 included $1.5 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses.

Other Expenses

Professional fees for the three months ended September 30, 2015 and 2014 were $0.9 million and $0.6 million, respectively.  The increase in professional fees for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily relates to an increase in the use of third party professionals. General and administrative expenses for the three months ended September 30, 2015 and 2014 were $1.7 million and $2.4 million, respectively. The decrease in general and administrative expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily relates to the completion of the restructuring of ACRE Capital and associated charges.

Compensation and Benefits

Compensation and benefits for the three months ended September 30, 2015 and 2014 was $5.9 million and $4.7 million, respectively, all of which related to ACRE Capital. The increase in compensation and benefits for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily relates to an increase in commission expense and other performance based compensation due to an increase in our loan originations for the three months ended September 30, 2015 and due to the turnover and replacement of employees at ACRE Capital in connection with the restructuring and strengthening of the ACRE Capital platform.

Comparison of Nine Months Ended September 30, 2015 and 2014

Net Interest Margin

For the nine months ended September 30, 2015 and 2014, the net interest margin was approximately $37.5 million and $26.2 million, respectively. For the nine months ended September 30, 2015 and 2014, interest income from loans held for investment of $65.1 million and $50.9 million, respectively, was generated by weighted average earning assets of $1.3 billion and $1.1 billion, respectively, offset by $27.6 million and $24.7 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, securitization debt and convertible notes were $956.5 million and $845.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net interest margin for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily relates to the inclusion of interest income of $6.9 million from non-controlling interests, an increase in our weighted average earning assets, a decrease in our weighted average borrowing costs resulting from amendments to our Secured Funding Agreements and an increase in our use of leverage for the nine months ended September 30, 2015.  For the nine months ended September 30, 2014, we did not have any interest income from non-controlling interests.

Mortgage Banking Revenue

For the nine months ended September 30, 2015 and 2014, net servicing fees were approximately $11.9 million and $12.6 million, respectively. For the nine months ended September 30, 2015 and 2014, net gains from mortgage banking activities were approximately $20.8 million and $9.1 million, respectively. The increase in mortgage banking revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily relates to an increase in our loan originations for the nine months ended September 30, 2015. ACRE Capital rate-locked 67 loans totaling $642.5 million in commitments for the nine months ended September 30, 2015 compared to 21 loans totaling $183.3 million in commitments for the nine months ended September 30, 2014.

Operating Expenses

For the nine months ended September 30, 2015 and 2014, we incurred operating expenses of $30.9 million and $30.6 million, respectively. The increase in operating expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily relates to an increase in commission expense and other performance based compensation due to an increase in our loan originations at ACRE Capital.  This increase was partially offset by a reduction in general and administrative expenses due to the completion of the restructuring of ACRE Capital and associated charges.

Related Party Expenses

Related party expenses for the nine months ended September 30, 2015 included $4.4 million in management fees due to our Manager and $3.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. Related party expenses for the nine months ended September 30, 2014 included $4.4 million in management fees due to our Manager and $3.0 million for our share of allocable general and administrative expenses.

Other Expenses

Professional fees for the nine months ended September 30, 2015 and 2014 were $2.3 million and $2.7 million, respectively.  The decrease in professional fees for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily relates to a decrease in the use of third party professionals. Acquisition and investment pursuit costs related to the acquisition of ACRE Capital for the nine months ended September 30, 2014 was $20 thousand. General and administrative expenses for the nine months ended September 30, 2015 and 2014 were $5.2 million and $7.3 million, respectively. The decrease in general and administrative expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily relates to the completion of the restructuring of ACRE Capital and associated charges.

Compensation and Benefits

Compensation and benefits for the nine months ended September 30, 2015 and 2014 was $16.0 million and $13.2 million, respectively, all of which related to ACRE Capital. The increase in compensation and benefits for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily relates to an increase in commission expense and other performance based compensation due to an increase in our loan originations for the nine months ended September 30, 2015 and due to the turnover and replacement of employees at ACRE Capital in connection with the restructuring and strengthening of the ACRE Capital platform.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under the Secured Funding Agreements and the Warehouse Lines of Credit (collectively, the “Financing Facilities”), the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in the commercial mortgage-backed security (“CMBS”) and collateralized loan obligation (“CLO”) are applied sequentially, first going to pay down the senior CMBS and CLO notes, and accordingly we will not receive any proceeds from repayment of loans in the CMBS or CLO until all senior notes are repaid in full. Our unsecured 7.00% Convertible Senior Notes (“2015 Convertible Notes”) are scheduled to mature on December 15, 2015.  We believe that we will have sufficient current liquidity and access to additional liquidity to repay the aggregate principal amount of the 2015 Convertible Notes at maturity.

Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See “Recent Developments” included in this quarterly report on Form 10-Q for information on our available capital as of November 3, 2015.  We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2015 and 2014 ($ in thousands):

	For the nine months ended September 30,
	2015	2014
Net income	$32,268	$15,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	172,308	(28,596)
Net cash provided by (used in) operating activities	204,576	(13,100)
Net cash provided by (used in) investing activities	197,259	(193,594)
Net cash provided by (used in) financing activities	(407,987)	198,042
Change in cash and cash equivalents	$(6,152)	$(8,652)

During the nine months ended September 30, 2015 and 2014, cash and cash equivalents decreased by $6.2 million and $8.7 million, respectively.

Operating Activities

For the nine months ended September 30, 2015 and 2014, net cash provided by (used in) operating activities totaled $204.6 million and $(13.1) million, respectively. This change in net cash provided by (used in) operating activities was primarily related to the proceeds received from the sale of mortgage loans held for sale to third parties exceeding the cash used to originate and fund mortgage loans held for sale. For the nine months ended September 30, 2015, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $575.0 million, sale of mortgage loans held for sale to third parties of $685.1 million, change in the fair value of MSRs of $7.0 million, change in restricted cash of $41.9 million and change in other assets of $18.9 million. For the nine months ended September 30, 2014, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $219.8 million, sale of mortgage loans held for sale to third parties of $200.0 million, change in the fair value of MSRs of $5.5 million, change in mortgage banking activities of $2.0 million, and change in other assets of $12.2 million.

Investing Activities

For the nine months ended September 30, 2015 and 2014, net cash provided by (used in) investing activities totaled $197.3 million and $(193.6) million, respectively. This change in net cash provided by (used in) investing activities was primarily related to the cash received for the principal repayment of loans held for investment exceeding the cash used for the origination of new loans held for investment for the nine months ended September 30, 2015.

Financing Activities

For the nine months ended September 30, 2015, net cash used in financing activities totaled $408.0 million and primarily related to repayments of our Secured Funding Agreements of $201.6 million, repayments of debt of consolidated VIEs of $243.7 million, and repayments of our Warehouse Lines of Credit of $777.7 million partially offset by proceeds from our Secured Funding Agreements of $170.5 million and proceeds from our Warehouse Lines of Credit of $668.1 million. For the nine months ended September 30, 2014, net cash provided by financing activities totaled $198.0 million and related primarily to proceeds from Secured Funding Agreements of $800.0 million and proceeds from issuance of debt of consolidated VIEs of $308.7 million, partially offset by repayments of our Secured Funding Agreements of $722.5 million and repayments of debt of consolidated VIEs of $176.0 million.

Summary of Financing Facilities

The sources of financing under our Financing Facilities are described in the following table ($ in thousands):

	As of
	September 30, 2015						December 31, 2014
	Total Commitment		Outstanding Balance	Interest Rate	Maturity Date		Total Commitment		Outstanding Balance	Interest Rate	Maturity Date
Secured funding agreements:
Wells Fargo Facility	$225,000		$124,201	LIBOR+2.00 to 2.50%	December 14, 2015	(1)	$225,000		$120,766	LIBOR+2.00 to 2.50%	December 14, 2015	(1)
Citibank Facility	250,000		112,132	LIBOR+2.00 to 2.50%	December 8, 2016	(2)	250,000		93,432	LIBOR+2.00 to 2.50%	December 8, 2016	(2)
Capital One Facility	-		-	-	-	(3)	100,000		-	LIBOR+2.00 to 3.50%	-	(4)
BAML Facility	50,000		-	LIBOR+2.25 to 2.75%	May 26, 2016	(5)	-		-	-	-
March 2014 CNB Facility	50,000		-	LIBOR+3.00%	March 11, 2016	(6)	50,000		42,000	LIBOR+3.00%	March 11, 2016	(6)
July 2014 CNB Facility	75,000		73,900	LIBOR+3.00%	July 31, 2016	(7)	75,000		75,000	LIBOR+3.00%	July 31, 2015	(7)
MetLife Facility	180,000		104,756	LIBOR+2.35%	August 12, 2017	(8)	180,000		144,673	LIBOR+2.35%	August 12, 2017	(8)
April 2014 UBS Facility	140,000		49,444	LIBOR+1.88%	April 7, 2017	(9)	140,000		19,685	LIBOR+1.88%	April 7, 2017	(9)
December 2014 UBS Facility	57,243		57,243	LIBOR+2.74%	July 6, 2016	(10)	57,243		57,243	LIBOR+2.74%	January 6, 2016
Total	$1,027,243		$521,676				$1,077,243		$552,799

Warehouse lines of credit:
ASAP Line of Credit	$80,000	(11)	$17,550	LIBOR+1.40 to 1.75%	No expiration		$80,000	(11)	$58,469	LIBOR+1.40 to 1.75%	No expiration
BAML Line of Credit	135,000	(12)	65,961	LIBOR+1.60%	June 30, 2016		180,000	(12)	134,696	LIBOR+1.60%	April 15, 2015
Total	$215,000		$83,511				$260,000		$193,165

(1)                                 The master repurchase funding facility arranged by Wells Fargo, National Association (as amended and restated, the “Wells Fargo Facility”), is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(2)                                 The master repurchase facility with Citibank, N.A. (the “Citibank Facility”) is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

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

(5)                                 We may request individual loans under the Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) through and including May 26, 2016. However, individual advances on loans under the BAML Facility generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid.

(6)                                 The secured revolving facility with City National Bank (the “March 2014 CNB Facility”) is subject to one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid.

(7)                                 During the three months ended September 30, 2015, we exercised a 12-month extension option on the July 2014 CNB Facility (together with the March 2014 CNB Facility, the “CNB Facilities”) which extended the maturity date to July 31, 2016. The July 2014 CNB Facility’s interest rate of LIBOR + 3.00% is comprised of LIBOR + 1.50% and a credit support fee of 1.50% payable to Ares Management.

(8)                                 The revolving master repurchase facility with Metropolitan Life Insurance Company (the “Metlife Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(9)                                 The revolving master repurchase facility with UBS Real Estate Securities, Inc (the “April 2014 UBS Facility”) is subject to annual 12-month extensions at the discretion of the lender, provided that certain conditions are met and applicable extension fees are paid. See Note 18 to our consolidated financial statements included in this quarterly report on Form 10-Q for information on a subsequent event relating to the April 2014 UBS Facility.

(10)                          During the three months ended September 30, 2015, the maturity date on the December 2014 UBS Facility (together with the April 2014 UBS Facility, the “UBS Facilities”) was extended to July 6, 2016.

(11)                          The commitment amount is subject to change at any time at Fannie Mae’s discretion. To the extent the ASAP Line of Credit remains active through utilization, there is no expiration date.

(12)                          During the three months ended December 31, 2014, the BAML Line of Credit’s commitment size temporarily increased from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. During the nine months ended September 30, 2015, the BAML Line of Credit’s commitment size increased from $80.0 million to $135.0 million and the maturity date was extended to June 30, 2016. In addition, the BAML Line of Credit’s commitment size temporarily increased from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015.

Our Financing Facilities contain various affirmative and negative covenants. As of September 30, 2015, we are in compliance in all material respects with the terms of each respective Financing Facility. See Note 5 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Facilities.

During the three months ended September 30, 2015, the following activities occurred with respect to our sources of financing:

July 2014 CNB Facility

On July 21, 2015, the Company exercised a 12-month extension option on the July 2014 CNB Facility.  The extended maturity date of the July 2014 CNB Facility is July 31, 2016.

December 2014 UBS Facility

On August 6, 2015, the Company extended the scheduled repurchase date of the purchased securities under the December 2014 UBS Facility. The extended maturity date of the December 2014 UBS Facility is July 6, 2016.

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

The following table summarizes our securitized debt as of September 30, 2015 and December 31, 2014 ($ in thousands):

	As of
	September 30, 2015	December 31, 2014
Commercial mortgage-backed securitization debt (consolidated VIE)	$61,856	$219,043
Collateralized loan obligation securitization debt (consolidated VIE)	222,187	308,703
Securitized debt	$284,043	$527,746

See Note 15 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our securitizations.

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

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its REIT taxable income in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), if and to the extent authorized by our Board. As a result, such distributions will not be available to fund investments. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our Financing Facilities and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

RECENT DEVELOPMENTS

On October 21, 2015, we extended the maturity of the April 2014 UBS Facility to October 21, 2018, which is subject to annual extensions in UBS’ sole discretion.

As of November 3, 2015, ACRE Capital had originated $32.6 million quarter to date in Fannie Mae, Freddie Mac or HUD loan commitments.

As of November 3, 2015, the Company had approximately $70 million in capital, either in cash or in approved but undrawn capacity under the Company’s secured funding agreements.

As of November 3, 2015, the total unfunded commitments for our existing loans held for investment were approximately $106 million. In addition, borrowings under our Financing Facilities were approximately $481 million (excluding Warehouse Lines of Credit in connection with our Mortgage Banking segment), debt issued in the form of CMBS was approximately $62 million, debt issued in the form of CLOs was approximately $221 million and debt issued in the form of convertible senior notes was approximately $69 million.

On November 5, 2015, we declared a cash dividend of $0.25 per common share for the fourth quarter of 2015. The fourth quarter 2015 dividend is payable on January 19, 2016 to common stockholders of record as of December 31, 2015.

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

For the three and nine months ended September 30, 2015, the following fluctuations in the average 30-day LIBOR would have had the following impact on our net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	Increase in Net Interest Margin
	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Up 300 basis points	$2.0	$5.6
Up 200 basis points	$1.3	$3.5
Up 100 basis points	$0.6	$1.5
Down to 0 basis points	$0.2	$0.8

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

The fair value of our MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital’s MSRs by approximately $1.9 million and $1.8 million as of September 30, 2015 and December 31, 2014, respectively.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2015 are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. During the three months ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2015, we were not subject to any material pending legal proceedings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Stock Buyback Program

In May 2015, we announced that the Board of Directors authorized us to repurchase up to $20 million of our outstanding common stock over a period of one year.  Purchases made pursuant to the program will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements.  Repurchases may be suspended or discontinued at any time.  We did not repurchase any shares of our common stock during the three months ended September 30, 2015.

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

ARES COMMERCIAL REAL ESTATE CORPORATION

Date: November 5, 2015	By	/s/ John Jardine
John Jardine
Co-Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2015	By	/s/ Robert L. Rosen
Robert L. Rosen
Interim Co-Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2015	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)