Form 10-K
period 2015-12-31
Ares Commercial Real Estate Corp
filed 2016-03-01
CIK 1529377

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-35517

ARES COMMERCIAL REAL ESTATE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	45-3148087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Park Avenue, 42nd Floor, New York, NY 10167 (Address of principal executive offices) (Zip Code)
(212) 750-7300 (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, based on the closing price on that date of $12.41 on the New York Stock Exchange, was approximately $319,709,178. As of February 29, 2016 there were 28,609,650 shares of the registrant's common stock outstanding.

         Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

        Some of the statements contained in this annual report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation ("ACRE" and, together with its consolidated subsidiaries, the "Company," "we," "us" and "our"). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

  •
  our business and investment strategy;

  •
  our projected operating results;

  •
  the return or impact of current and future investments;

  •
  the timing of cash flows, if any, from our investments;

  •
  estimates relating to our ability to make distributions to our stockholders in the future;

  •
  defaults by borrowers in paying debt service on outstanding indebtedness;

  •
  our ability to obtain and maintain financing arrangements, including securitizations;

  •
  market conditions and our ability to access alternative debt markets and additional debt and equity capital:

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

  •
  the impact of committed loans failing to close;

  •
  availability of investment opportunities in mortgage-related and real estate-related investments and securities;

  •
  the ability of Ares Commercial Real Estate Management LLC ("our Manager") to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

  •
  allocation of investment opportunities to us by our Manager;

  •
  the ability of our wholly owned subsidiary, ACRE Capital LLC, to originate and sell mortgage loans;

  •
  our ability to successfully complete and integrate any acquisitions;

  •
  our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes;

  •
  our ability to maintain our exemption from registration under the Investment Company Act of 1940;

  •
  our understanding of our competition;

  •
  general volatility of the securities markets in which we may invest;

  •
  adverse changes in the real estate, real estate capital and credit markets and the impact of a protracted decline in the liquidity of credit markets on our business;

  •
  changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

  •
  actions and initiatives of the U.S. Government and changes to U.S. Government policies;

  •
  the state of the U.S. economy generally or in specific geographic regions;

  •
  uncertainty surrounding the financial stability of the U.S., European Union and China;

  •
  global economic trends and economic recoveries;

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

 PART I

Item 1.    Business

        The following description of the business of Ares Commercial Real Estate Corporation should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2015. We refer to Ares Commercial Real Estate Corporation ("ACRE") together with our subsidiaries as "we," "us," "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our "Manager" or "ACREM" and the parent company of our Manager, Ares Management, L.P., together with its consolidated subsidiaries, as "Ares Management."

GENERAL

        We are a specialty finance company that is primarily focused on directly originating, managing and servicing a diversified portfolio of commercial real estate ("CRE") debt-related investments for our own account. Our target investments include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments. Through our Manager, a subsidiary of Ares Management, L.P. (NYSE: ARES), a publicly traded, leading global alternative asset manager, we have investment professionals strategically located across the United States and in Europe who directly source new loan opportunities for us with owners, operators and sponsors of CRE properties. This is our primary business segment, referred to as the principal lending business.

        We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital LLC ("ACRE Capital"), which we believe is complementary to our principal lending business. In this business segment, we directly originate long-term senior loans collateralized by multifamily and senior-living properties and sell them to third parties pursuant to programs overseen by government agencies and government-sponsored enterprises ("GSEs"). For operating and financial information about our segments, see Note 18 to our consolidated financial statements included in this annual report on Form 10-K.

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

Mortgage Banking Business

        In our complementary mortgage banking business segment, we primarily originate, sell and service multifamily and senior-living related loans under programs offered by GSEs, such as the Federal

National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") and by government agencies, such as the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, "HUD"). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS") lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing ("MAP") and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as mortgage servicing rights ("MSRs") and receive fees for providing such services during the life of the loans which generally last ten years or more.

Direct Origination

        We generally source new investments through our national direct origination platform consisting of over 12 offices across the United States as of December 31, 2015. We may also seek to make investments in Europe through Ares Management, which has offices in major cities across Europe.

Investment Strategy

        In pursuing investment opportunities with attractive risk-reward profiles, our Manager incorporates our views of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting. Our Manager's underwriting standards center on the creditworthiness of the borrower and the underlying sponsor of a given asset, with particular focus on an asset's business plan, competitive positioning within the market, existing capital structure and potential exit opportunities. All investment decisions are made so that we maintain our qualification as a REIT and our exemption from registration under the Investment Company Act of 1940, as amended (the "1940 Act").

        In addition, as part of our investment strategy, we may from time to time engage in discussions with counterparties with respect to various potential strategic transactions, including potential investments in, and acquisitions of, other real estate or finance companies or asset portfolios. In connection with evaluating potential strategic transactions and assets, we may incur significant expenses for the evaluation and due diligence investigation and negotiation of any potential transaction.

        Our investment strategy may be amended from time to time without the approval of our stockholders, if recommended by our Manager and approved by our board of directors. We expect to disclose any material changes to our investment strategy in the periodic quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC").

Our Target Assets

        Our target investments in the principal lending business include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investment opportunities (our "principal lending target investments" and, together with our mortgage banking business, our "target investments"). With respect to multifamily properties, we may seek to provide interim-financing to borrowers prior to or while they are pursuing long-term, permanent financing through our mortgage banking business under various GSE and HUD programs.

Investment Portfolio

        For information about our investment portfolio, see "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Investment Portfolio" and Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

Commercial Real Estate Loans

  •
  Senior Mortgage Loans:  These mortgage loans are typically secured by first liens on commercial properties, including the following property types: office, multifamily, retail, industrial, hospitality and mixed-use. In some cases, first lien mortgages may be divided into an A-Note and a B-Note. The A-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties that is senior to a B-Note secured by the same first mortgage property or group.

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

  •
  Preferred Equity:  Real estate preferred equity investments are subordinate to first mortgage loans and are not collateralized by the property underlying the investment. As a holder of preferred equity, we seek to enhance our position with covenants that limit the activities of the entity in which we have an interest and protect our equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur on our investment.

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

  •
  Other CRE Investments:  To a lesser extent, we may invest in other loans and securities, subject to maintaining our qualification as a REIT, including but not limited to commercial mortgage-backed securities, loans to real estate or hospitality companies, debtor-in-possession loans and selected other income producing equity investments, such as triple net lease equity.

Ares Commercial Real Estate Management LLC and Ares Management, L.P.

        We are externally managed by our Manager pursuant to the terms of a management agreement dated April 25, 2012, as amended, between us and our Manager (the "Management Agreement").

        Our Manager is a subsidiary of Ares Management, a publicly traded, leading global alternative asset manager. As of December 31, 2015, Ares Management had approximately 870 employees in over 15 principal and originating offices across the United States, Europe and Asia. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares Management believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of the greater whole.

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

Our Manager may also receive grants of equity-based awards pursuant to our equity incentive plan that was adopted on April 23, 2012, or the "2012 Equity Incentive Plan." For more information on the terms of the Management Agreement, see Note 14 to our consolidated financial statements included in this annual report on Form 10-K.

MARKET OPPORTUNITY

        We believe market conditions continue to be favorable for disciplined and scaled direct lending with broad and flexible product offerings. We have recently witnessed capital markets volatility driving borrowers to adjust their expectations for the cost of certain types of financing. We believe that this will result in increased demand for shorter duration and often floating rate products, which we anticipate will lead to increased financing transaction volumes and benefit our deal flow. In addition, we estimate that over the next three years a large amount of debt maturing in the real estate market will increase borrower demand.

        As one of only 19 lenders approved as both a Fannie Mae DUS and Freddie Mac Program Plus® Seller/Servicer as of December 31, 2015, we believe our mortgage banking segment, ACRE Capital, possesses distinct competitive advantages in providing governmentally supported financing products to borrowers. Furthermore, given license requirements for the mortgage banking business, we believe that there are high barriers to entry to this market where government agencies and GSEs represent the largest current source of financing for multifamily borrowers. Since we operate both as a principal lender and a mortgage banker, we can offer a wider array of financing solutions to our customers. We also have the flexibility to provide a combination of solutions to our customers, including instances where our principal lending business provides a short-term, bridge loan to an owner of multifamily properties while our mortgage banking business seeks long-term permanent financing for the same customer. This provides us with the opportunity to offer our customer an efficient "one stop" financial product and at the same time earn revenues at multiple times in the relationship with the customer. First, we can earn fees, interest and interest-related income while holding the short term bridge loan. Second, we can earn interest and interest related income, origination fees and sale premiums when we provide permanent financing and sell the loans under government and GSE programs. Third, we can earn servicing fees from MSRs that we retain on the permanent loans. We expect these products will drive referral and revenue opportunities across ACRE and lead to expanded growth. We believe that this flexible approach, coupled with Ares Management's market visibility and sourcing capabilities, enables us to identify attractive investment opportunities throughout economic cycles and across a borrower's capital structure.

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

Financing Agreements

        We borrow funds under the ASAP Line of Credit and the BAML Line of Credit (the "Warehouse Lines of Credit"), and the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined in Note 6 to the consolidated financial statements included in this annual report on Form 10-K, along with the Capital One Facility, collectively, the "Secured Funding Agreements"). We refer to the Warehouse Lines of Credit, the Secured Funding Agreements and the Secured Term Loan (defined below) as the "Financing Agreements." While the borrowers under the Financing Agreements generally are our subsidiaries, all such debt agreements (excluding the Warehouse Lines of Credit) are guaranteed by ACRE. Generally, we seek to partially offset interest rate risk by matching the interest index of loans held for investment with the Secured Funding Agreements used to fund them.

        Additionally, we have $75.0 million outstanding under our $155.0 million Credit and Guaranty Agreement (the "Secured Term Loan") with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent. As of December 31, 2015, our outstanding balance under the Financing Agreements was $622.6 million. In addition, we have approximately $255.3 million aggregate principal amount of indebtedness outstanding under two securitizations as of December 31, 2015.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Summary of Financing Agreements" included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2015.

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

        In the face of this competition, we have access to our Manager's and Ares Management's professionals, the ACRE Capital team and their collective industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see "Risk Factors—Risks Related to Our Investments—We operate in a competitive market for investment opportunities and loan originations and competition may limit our ability to originate or acquire desirable investments in our target investments" included in this annual report on Form 10-K.

STAFFING

        We are externally managed by our Manager pursuant to the Management Agreement. Our executive officers also serve as officers of our Manager. Although ACRE does not have any employees, ACRE Capital employs over 100 employees. For more information on the terms of the Management Agreement, see Note 14 to our consolidated financial statements included in this annual report on Form 10-K.

AVAILABLE INFORMATION

        We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934. This information is available free of charge by calling us collect at (212) 750-7300 or on our website at www.arescre.com. The information on our website is not deemed incorporated by reference in this annual report. You also may inspect and copy these reports, proxy statements and other information, as well as the annual report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC's Internet site at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.

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

RISKS RELATED TO OUR RELATIONSHIP WITH OUR MANAGER AND ITS AFFILIATES

Our future success depends on our Manager, its key personnel and their access to the investment professionals of Ares Management. We may not find a suitable replacement for our Manager if our management agreement is terminated or if such key personnel or investment professionals leave the employment of our Manager or Ares Management or otherwise become unavailable to us.

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

        In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's officers and key personnel. The current term of our Management Agreement with our Manager expires on May 1, 2016, and will be automatically renewed for one-year terms thereafter. Furthermore, our Manager may decline to renew the Management Agreement with 180 days' written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

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

        Ares Management has an investment allocation policy in place that is intended to enable us to share equitably with any other investment vehicles that are managed by Ares Management. In general, investment opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles' available capital, their investment objectives or strategies, their risk profiles and their existing or prior positions in an issuer/security, as well as potential conflicts of interest, the nature of the opportunity and market conditions. We will be responsible for our proportionate share of certain fees and expenses as determined by our Manager and Ares Management, including legal, accounting and financial advisor fees and related costs, incurred in connection with the transactions relating to such investment opportunities, regardless of whether such transactions are ultimately consummated by the parties thereto. The investment allocation policy may be amended by our Manager and Ares Management at any time without our consent.

The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business and may result in certain conflicts of interest.

        Certain of our officers and directors, and the officers and other personnel of our Manager, also serve or may serve as officers, directors or partners of Ares Management, as well as Ares Management sponsored investment vehicles, including new affiliated potential pooled investment vehicles or managed accounts not yet established, whether managed or sponsored by Ares Management's affiliates or our Manager. Accordingly, the ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Manager and its officers and employees will not be devoted exclusively to our business; instead it will be allocated between our business and the management of these other investment vehicles.

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

        The current term of our Management Agreement with our Manager expires on May 1, 2016. Thereafter, the Management Agreement automatically renews for one-year terms unless terminated upon 180 days' written notice prior to the expiration of the then current term in accordance with its terms. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

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

        Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. "Core Earnings" is defined in our Management Agreement as generally accepted accounting principles ("GAAP") net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. No incentive fees were earned for the years ended December 31, 2015, 2014 and 2013. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

        We have entered into a license agreement with Ares Management pursuant to which it has granted us a non-exclusive, royalty-free license to use the name "Ares." Under this agreement, we have a right to use this name for so long as ACREM serves as our Manager pursuant to the Management Agreement. Ares Management retains the right to continue using the "Ares" name. We cannot preclude Ares Management from licensing or transferring the ownership of the "Ares" name to third parties, some of whom may compete with us. Consequently, we would be unable to prevent any damage to goodwill that may occur as a result of the activities of Ares Management or others. Furthermore, in the event that the license agreement is terminated, we will be required to change our name and cease using the name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business. The license agreement terminates upon expiration of the Management Agreement and may also be terminated by either party without penalty upon 180 days' written notice to the other party.

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

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

        In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank's liquidity measurement. In 2014, the Basel Committee announced that it would propose additional changes to capital requirements for banks over the next few years.

        U.S. regulators have elected to implement substantially all of the Basel III standards. Financial institutions will have until 2019 to fully comply with the Basel III standards, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.

        In April 2014, U.S. regulators adopted rules requiring enhanced supplementary leverage ratio standards beginning in January 2018, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the

U.S. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

        In January 2016, the Basel Committee published its revised capital requirements for market risk, known as Fundamental Review of the Trading Book or FRTB, which are expected to generally result in higher global capital requirements for banks that could, in turn, reduce liquidity and increase financing and hedging costs. The impact of FRTB will not be known until after any resulting rules are finalized by the U.S. federal bank regulatory agencies.

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

Uncertainty about the financial stability of the United States, China and several countries in the European Union (EU) or a sustained U.S. Government shutdown could have a significant adverse effect on our business, financial condition and results of operations.

        Due to federal budget deficit concerns, S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's and Fitch had warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P or other rating agencies, and the U.S. Government's credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. Government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. Furthermore, disagreement over the federal budget has caused the U.S. Government to shut down for periods of time. Any extended U.S. Government shutdown resulting from the failure to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, and other budgetary decisions limiting or delaying federal government spending, could impact the operations of certain federal agencies, including FHA, which could have a material adverse effect on the mortgage lending business of ACRE Capital and our business, financial condition and results of operations in general.

        In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In July and August 2015, Greece reached agreements with its international creditors for bailouts that provide aid in exchange for austerity terms that had previously been rejected by the Greek voters. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

        In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China's currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business.

        In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve's bond-buying program will have on the value of our investments. Additionally, in December 2015, the Federal Reserve raised the federal funds rate. These developments, along with the U.S. Government's credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Ineffective internal controls could impact our business and operating results.

        Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

        We borrow funds under the Financing Agreements. As of December 31, 2015, we had approximately $622.6 million of outstanding borrowings under the Financing Agreements and approximately $255.3 million aggregate principal amount of indebtedness outstanding under two securitizations. Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

  •
  we are not able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all; and

  •
  as the holder of the subordinated classes of the two securitizations, we may be required to absorb losses.

        There can be no assurance that our leveraging strategy will be successful.

Our Financing Agreements impose, and any additional lending facilities will impose, restrictive covenants and other restrictions.

        We borrow funds under the Financing Agreements. The documents that govern the Financing Agreements and our securitizations contain, and any additional lending facilities would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities, make other restricted payments, impose asset concentration limits, impact our flexibility to determine our operating policies and investment strategies. For example, certain of our Financing Agreements contain negative covenants that limit, among other things, our ability to repurchase our common stock, distribute more than a certain amount of our net income to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement with our Manager in a material respect). Certain of the restrictive covenants that apply to the Financing Agreements are further described in Note 6 to our consolidated financial statements included in this annual report on Form 10-K. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, these restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

        We are affected by the fiscal and monetary policies of the U.S. Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. On December 16, 2015, the Federal Reserve raised its benchmark interest rate for the first time since 2006. Changes in the benchmark interest rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for CRE loans. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us. Our primary interest rate exposures will relate to the yield on our investments and the financing cost of our debt. Changes in interest rates will affect our net interest margin, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. In addition, the fair value of ACRE Capital's MSRs are subject to changes in interest rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital's MSRs outstanding as of December 31, 2015 by approximately $2.0 million. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates.

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

The Financing Agreements and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt.

        We borrow funds under the Financing Agreements. We anticipate that we will also utilize additional bank credit facilities or repurchase agreements (including term loans and revolving facilities) to finance our assets if they become available on acceptable terms. Such financing arrangements would involve the risk that the value of the loans or securities pledged or sold by us to the provider of the bank credit facility or repurchase agreement counterparty may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. With respect to certain facilities, subject to certain conditions, our lenders retain the sole discretion over the market value of loans or securities that serve as collateral for the borrowings under such facilities for purposes of determining whether we are required to pay margin to such lenders. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities and repurchase agreement financing may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

        From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. Government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, in the latter half of 2015 and continuing through the date of this annual report on Form 10-K, economic uncertainty and market volatility in China and geopolitical unrest in the Middle East, combined with continued volatility of oil prices, among other factors, have caused disruption in the capital markets, including the markets in which we participate. There can be no assurance that adverse market conditions will not repeat themselves or worsen in the future.

        We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments. A prolonged decline in the price of our shares of common stock compared to book value could negatively affect our access to these markets. We have elected and qualified for taxation as a REIT. Among other things, in order to maintain our REIT status, we are generally required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income, and, as a result, such distributions will not be available to fund investment originations. We must continue to borrow from financial institutions and issue additional securities to fund the growth of our investments and to ensure that we can meet ongoing maturities of our outstanding debt. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. In addition, weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any such financing (including any replacement financing for our current financing arrangements) on favorable terms or at all.

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

        We have utilized and, if available, we may utilize in the future non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, if and when they become available. Prior to any such financing, we may seek to finance these investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to originate or acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and originate or acquire sufficient eligible assets for a securitization. In addition, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default, as we may have utilized recourse facilities to finance such investments. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

The securitization process is subject to an evolving regulatory environment that may affect certain aspects of our current business.

        The pools of commercial loans that we may originate, securitize or acquire as asset-backed securities and for which we act as special servicer are structures commonly referred to as securitizations. As a result of the dislocation of the credit markets, and in anticipation of more extensive regulation, including regulations promulgated pursuant to the Dodd-Frank Act, the securitization industry has crafted and continues to craft changes to securitization practices, including changes to representations and warranties in securitization transaction documents, new underwriting guidelines and disclosure guidelines. Pursuant to the Dodd-Frank Act, various federal agencies, including the SEC (collectively, "the agencies") have promulgated regulations with respect to issues that affect securitizations. In August 2014, the SEC adopted amendments to Regulation AB and other rules that impose significant additional disclosure, review and reporting requirements on issuers in connection with registered offerings of asset-backed securities. These rules took effect beginning in late 2014 and throughout 2015, with some provisions scheduled to take effect in late 2016. The SEC has indicated that similar disclosure requirements for private offerings of asset-backed securities remain under consideration. In October 2014, the agencies adopted rules that require securitizers in both public and private securitization transactions to retain not less than 5% of the risk associated with the securities, subject to certain exceptions. Compliance with the rules with respect to commercial mortgage-backed securities and other asset-backed securities is required beginning in late 2016. These regulations, and other proposed regulations affecting securitization, could alter the structure of securitizations in the future, pose additional risks to our participation in future securitizations or reduce or eliminate the economic incentives for participating in future securitizations, increase the costs associated with our origination, securitization or acquisition activities, or otherwise increase the risks or costs of our doing business. In addition, the GSEs and other investors could change underwriting criteria as a result of such regulations, which could affect the volume and value of loans that ACRE Capital originates.

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

        Through its comprehensive new regulatory regime for derivatives, the Dodd-Frank Act currently imposes, or will impose, mandatory clearing, exchange-trading, recordkeeping, reporting, disclosure, margin and other regulatory requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants, such as "swap dealers," "security-based swap dealers," "major swap participants," and "major security-based swap participants" that are and will be subject to significant new capital, margin, registration, trading, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. Certain of these requirements remain to be clarified through rulemaking or interpretations by the U.S. Commodity Futures Trading Commission, or the "CFTC," the SEC, the Federal Reserve and other regulators in a regulatory implementation process that has occurred over the past several years and remains to be completed in some areas.

        Based on information available as of the date of this annual report, it remains the case that possible effects of the Dodd-Frank Act may be to increase our overall costs of entering into derivatives transactions and/or to reduce the availability of derivatives. In particular, new margin requirements, position limits and capital charges, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions sold by market participants to whom such requirements apply. Administrative costs, due to new requirements such as registration, recordkeeping, reporting and compliance, even if not directly applicable to us, may also be reflected in higher pricing of derivatives or higher costs of servicing derivatives transactions. New exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives.

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

        On December 16, 2015, the CFTC approved a final rule governing margin requirements for uncleared swaps entered into by swap dealers ("SDs") and major swap participants ("MSP") who are not subject to regulation by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency, referred to as "covered swap entities." The final rule, subject to certain thresholds and exemptions, generally imposes initial and variation margin requirements on (i) trades between covered swap entities and SDs or MSPs and (ii) trades between covered swap entities and financial end users. Initial margin requirements will be phased-in beginning September 1, 2016 and ending September 1, 2020 from the largest participants to smaller ones. Variation margin requirements are effective September 1, 2016 for the largest participants and March 1, 2017 for the rest. The newly adopted rule on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter into such swaps or our available liquidity.

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

        Until appropriate investments can be identified, our Manager may invest our available capital in interest-bearing short-term investments, including money market accounts or funds, commercial mortgage-backed securities, or corporate bonds, which are consistent with our intention to qualify as a REIT. These investments are expected to provide a lower net return than we seek to achieve from investments in our target investments. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that our Manager's due diligence processes will uncover all relevant facts or that any investment will be successful.

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

        The illiquidity of our target investments may make it difficult for us to sell such investments if the need or desire arises. Certain target investments such as senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower's default. In addition, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our portfolio is concentrated in a limited number of loans, which subjects us to a risk of significant loss if any of these loans default.

        As of December 31, 2015 and 2014, we were invested in 38 and 46 loans, respectively, in our principal lending business. The number of loans we are invested in may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

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

  •
  adverse changes in national and local economic and market conditions, including local markets with a significant exposure to the energy sector, which may be affected by the current low prices of oil and related gas that could adversely affect the success of tenants in that industry;

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

The senior CRE loans we originate and the mortgage loans underlying any commercial mortgage-backed securities investments that we may make will be subject to the ability of the commercial property owner to generate net income from operating the property, as well as the risks of delinquency and foreclosure.

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

Prepayment rates may adversely affect the value of our portfolio of assets.

        Our net income and earnings may be affected by prepayment rates on our existing CRE loans. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate CRE loans, we expect borrowers will prepay at a projected rate generating an expected yield. When borrowers prepay their loans faster than expected, the corresponding prepayments on the CRE loans may reduce the expected yield on such loans.

        Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.

        In addition, principal repayments from mortgage loans in commercial mortgage-backed securities and collateralized loan obligations are applied sequentially, first going to pay down the senior commercial mortgage-backed securities and collateralized loan obligations. Accordingly, we will not receive any proceeds from repayment of loans in commercial mortgage-backed securities or collateralized loan obligations until all senior notes are repaid in full, which could materially and adversely impact our liquidity, capital resources and financial condition.

We operate in a competitive market for investment opportunities and loan originations and competition may limit our ability to originate or acquire desirable investments in our target investments.

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

        In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower's inability to obtain permanent financing to repay the transitional loan. Transitional loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, our net income and the value of our common stock may be adversely affected.

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

        Some of our portfolio investments may be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Currently, the financial instruments recorded at fair value on a recurring basis in our consolidated financial statements are MSRs, MSR purchase commitments, loan commitments, forward sale commitments and loans held for sale. We have not elected the fair value option for the remaining financial instruments, including loans held for investment, the Financing Agreements and securitization debt. Such financial instruments are carried at cost. For loans held for investment that are evaluated for impairment at least quarterly, we estimate the fair value of the instrument, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

        Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

If we invest in commercial mortgage-backed securities, such investments would pose additional risks, including the risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.

        We may acquire existing commercial mortgage-backed securities, including in the most subordinated classes of such commercial mortgage-backed securities. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated stockholder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

        With respect to the commercial mortgage-backed securities in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificateholder" or a "controlling class representative," which is appointed by the holders of the most subordinated class of commercial mortgage-backed securities in such series. Unless we acquire the subordinate classes of existing series of commercial mortgage-backed securities, we will not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

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

        Currently, ACRE Capital originates and services its loans for sale through Fannie Mae, Freddie Mac or HUD programs. ACRE Capital is approved as a Fannie Mae DUS lender, Freddie Mac Program Plus® Seller/Servicer, Ginnie Mae issuer and FHA (including MAP and LEAN) lender. ACRE Capital's status as an approved seller/servicer and issuer under these programs affords ACRE Capital a number of advantages and may be terminated by the applicable agency at any time. The loss of such status would, or changes in ACRE Capital's relationships could, prevent ACRE Capital from being able to originate and service CRE loans for sale through Fannie Mae, Freddie Mac or HUD, which would materially adversely affect us. It could also result in ACRE Capital's loss of similar approvals from other agencies.

ACRE Capital may not be able to hire and retain qualified loan originators, and if it is unable to do so, its ability to implement its business and growth strategies could be limited.

        ACRE Capital depends on its loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers and others, which ACRE Capital believes leads to repeat and referral business. Accordingly, ACRE Capital must be able to attract, motivate and retain skilled loan originators. As of December 31, 2015, ACRE Capital employed approximately 16 loan originators throughout its seven locations. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. ACRE Capital cannot guarantee that it will be able to attract or retain qualified loan originators. If it cannot attract, motivate or retain a sufficient number of skilled loan originators, or even if it can motivate or retain them but at higher costs, we could be materially adversely affected.

ACRE Capital is subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially adversely affect our results of operations and liquidity.

        Under the Fannie Mae DUS program, ACRE Capital originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, ACRE Capital must maintain minimum collateral and is generally required to share the risk of loss on loans sold through Fannie Mae. Under the pari passu risk-sharing formula, ACRE Capital is required to share the loss with Fannie Mae, with its maximum loss capped at one-third of the original principal balance of a loan. ACRE Capital's risk-sharing obligations have been modified and reduced on some Fannie Mae DUS loans. In addition, Fannie Mae can significantly increase ACRE Capital's risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae or if Fannie Mae determines that there was fraud, material misrepresentation or gross negligence by ACRE Capital in its underwriting, closing, delivery or servicing of the loan. As of December 31, 2015, ACRE Capital had pledged securities and cash of $14.5 million as collateral against future losses on $3.2 billion of loans outstanding that are subject to risk-sharing obligations, of which $1.1 billion represents ACRE Capital's "at risk balance."

        ACRE Capital's DUS lender contract with Fannie Mae gives Fannie Mae the ability to increase the amounts required to be held in reserve as operational liquidity or restricted reserves for a number of reasons in order to protect its interests. In this regard, Fannie Mae had previously required ACRE Capital to bolster its operational and restricted liquidity positions by increasing its total acceptable operational liquidity by $6.0 million and also increasing its restricted reserve liquidity by $2.5 million. In

August of 2012, Fannie Mae agreed to allow ACRE Capital to use the $6.0 million of additional operational liquidity to make advances on defaulted Fannie Mae loans and/or to meet future loss sharing obligations on Fannie Mae loans. Upon the consummation of our acquisition of ACRE Capital, Fannie Mae agreed to lift the requirement that ACRE Capital maintain the additional restricted reserve of $2.5 million and the $6.0 million of additional operational liquidity. If Fannie Mae deems it necessary and appropriate, it may raise these collateral requirements again in the future, which would limit ACRE Capital's ability to utilize those funds. As of December 31, 2015, ACRE Capital's allowance for risk-sharing as a percentage of the at-risk balance was 0.8%, or $9.0 million, and reflects ACRE Capital's current estimate of its future payouts under its risk-sharing obligations. We cannot assure you that ACRE Capital's estimate will be sufficient to cover future write offs.

        While ACRE Capital originates loans that meet the underwriting guidelines defined by Fannie Mae, in addition to its own internal underwriting guidelines, underwriting criteria may not always protect against loan defaults. In addition, recent periods of financial uncertainty have coincided with declines in commercial real estate values, in some cases to levels below the current outstanding principal balance of the loan. Also, underwriting standards, including loan-to-value ratios, have become stricter. These factors create a risk that some older loans may not be able to be refinanced at maturity and thus may experience maturity defaults. Other factors may also affect a borrower's decision to default on a loan, such as property cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2015, there were four assets in ACRE Capital's 60+ days delinquency rate segment. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure by ACRE Capital to pay its share of losses under the Fannie Mae DUS program could result in the revocation of its license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

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

Over the past few years, ACRE Capital has originated multifamily real estate loans that are eligible for sale through Fannie Mae programs. In 2013, ACRE Capital was approved to originate loans that are eligible to be insured by FHA and securitized through Ginnie Mae. In 2014, ACRE Capital was approved and granted a license by Freddie Mac as a Program Plus® Seller/Servicer for multifamily loans. This focus may expose ACRE Capital to greater risk if the commercial mortgage-backed securities market continues its recovery or alternative sources of liquidity become more readily available to the commercial real estate finance market.

        ACRE Capital originates multifamily real estate loans that are eligible for sale through Fannie Mae and Freddie Mac programs or are eligible to be insured by FHA and securitized through Ginnie Mae. Over the past few years, the number of multifamily loans financed by Fannie Mae, Freddie Mac and HUD programs has represented a significantly greater percentage of overall multifamily loan origination volume than in prior years. ACRE Capital believes that this increase is the result, in part, of market dislocation and illiquidity in the secondary markets for non-GSE or HUD loans. The commercial mortgage-backed securities market continues to show signs of a recovery over the past few years, growing in each of 2012, 2013, 2014 and 2015. To the extent the commercial mortgage-backed securities market continues its recovery or liquidity in the commercial real estate finance market significantly increases, there may be less demand for loans that are eligible for sale through Fannie Mae or Freddie Mac programs or eligible to be insured by FHA and securitized through Ginnie Mae, and ACRE Capital's loan origination volume may be adversely impacted, which could materially adversely affect us.

A significant portion of ACRE Capital's revenue is derived from loan servicing fees, and declines in or terminations of servicing engagements or breaches of servicing agreements, including as a result of non-performance by third parties that ACRE Capital engages for back-office loan servicing functions and loan origination, could have a material adverse effect on us.

        We expect that loan servicing fees will continue to constitute a significant portion of ACRE Capital's revenues for the foreseeable future. Nearly all of these fees are derived from loans that ACRE Capital originates and sells through Fannie Mae, Freddie Mac or HUD programs or places with institutional investors. A decline in the number or value of loans that ACRE Capital originates for these investors or terminations of its servicing engagements will decrease these fees. HUD has the right to terminate ACRE Capital's current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate ACRE Capital's servicing arrangement without cause. ACRE Capital is also subject to losses that may arise as a result of servicing errors, such as errors in the timeliness or accuracy of reporting, a failure to maintain insurance, pay taxes or provide notices. In addition, ACRE Capital contracts with a third-party to perform certain routine back-office aspects of loan servicing. If ACRE Capital or such third-party fails to perform, or ACRE Capital breaches or such third-party causes ACRE Capital to breach its servicing obligations to Fannie Mae, Freddie Mac or HUD, ACRE Capital's servicing engagements may be terminated. Declines or terminations of servicing engagements or breaches of such obligations could materially adversely affect us.

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

        There continues to be substantial uncertainty regarding the future of each of Fannie Mae and Freddie Mac, including the length of time for which they may continue to exist and in what form they may operate during that period. Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets. Although the U.S. Government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain. Under the statute providing the framework for the conservatorship, each of Fannie Mae and Freddie Mac could also be placed into receivership under certain circumstances. On March 4, 2013, the Federal Housing Finance Agency ("FHFA") released its 2013 Conservatorship Scorecard for Fannie Mae and Freddie Mac. As part of the scorecard, the FHFA directed that the GSEs to contract their presence in the marketplace while simplifying and shrinking certain operations by lines of business. Specifically, the FHFA directed each GSE to reduce the unpaid principal balance amount of new multifamily business relative to 2012 by at least ten percent by tightening underwriting, adjusting pricing, and limiting product offerings, while not increasing the proportion of their retained risk. On May 13, 2014, the FHFA released a strategic plan relating to the conservatorships of Fannie Mae and Freddie Mac. The 2014 plan no longer involves specific steps to contract the market presence of the GSEs, but retains a goal focused on ways to bring additional private capital into the system in order to reduce taxpayer risk. Reductions to the GSEs' volumes and caps for new multifamily originations, or additional restrictions on the GSEs' multifamily business imposed by the FHFA could adversely impact the volume of loans that ACRE Capital originates with Fannie Mae and Freddie Mac. These restrictions or reductions could have a material impact on our financial results in future periods. In addition, over the past few years, various draft bills and other plans have been proposed by U.S. legislators to wind down or replace Fannie Mae and Freddie Mac. Currently, it remains unclear whether these or any other proposals will become law and how these or other proposals to reform Fannie Mae and Freddie Mac would impact housing finance and our business. ACRE Capital originates a substantial majority of its loans for sale through Fannie Mae and Freddie Mac programs. Furthermore, a substantial majority of its servicing rights are derived from loans ACRE Capital sells through Fannie Mae and Freddie Mac programs. Changes in the business charter, structure or existence of Fannie Mae or Freddie Mac could eliminate or substantially reduce the number of loans ACRE Capital originates, which would have a material adverse effect on us.

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

        Regulatory and legal requirements are subject to change. For example, in March of 2013, Fannie Mae notified all DUS lenders that collateral requirements on certain existing mortgage loans were increasing. As of December 31, 2015, ACRE Capital had 864 loans, with a collective unpaid principal balance of $3.2 billion, in its portfolio that were affected by the announced collateral changes and we do not expect it will have a material impact on ACRE Capital's future operations; however, Fannie Mae periodically reassesses the DUS Capital Standards and may make changes to these standards in the future, which may adversely impact us.

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

Increased interest rates and changes in secondary mortgage market conditions could impact ACRE Capital's mortgage banking operations.

        ACRE Capital's mortgage banking operations have historically provided a significant portion of our non-interest income. ACRE Capital's mortgage banking income varies with movements in interest rates, and increases in interest rates could negatively affect ACRE Capital's ability to originate loans in the same volume as in recent years. On December 16, 2015, the Federal Reserve raised its benchmark interest rate for the first time since 2006. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for mortgage loans and increased investor yield requirements for such loans. These conditions may fluctuate or worsen in the future. As a result, a prolonged period of secondary market illiquidity may reduce ACRE Capital's mortgage loan production volume and could have a material adverse effect on ACRE Capital's financial condition and results of operations. See "Risks Related to Sources of Financing and Hedging—Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments" above.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may fluctuate significantly.

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "ACRE." Recently, the global capital and credit markets have been in an extended period of volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

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

  •
  uncertainty surrounding the strength of the U.S. economic recovery particularly in light of the downgrade of the U.S. Government's credit rating;

  •
  concerns regarding European sovereign debt; and

  •
  concerns regarding volatility in the Chinese stock market and currency.

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

        As of December 31, 2015 and 2014, we had 28,609,650 and 28,586,915 shares of common stock outstanding, respectively, on a fully diluted basis.

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

        We intend to make regular quarterly distributions to holders of our common stock. The regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities. However, there can be no assurance that our earnings or cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as from offering proceeds, borrowings and asset sales, to fund portions of our future distributions. Our distributions for the year ended December 31, 2014 exceeded, and future distributions may exceed, our cash flow from operating activities and earnings primarily because we have been in the initial stages of building our investment portfolio and as a result our earnings have been highly sensitive to a number of variables, including the pace and timing of new originations and our level of operating expenses. Such distributions reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results.

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

        If we decide to issue securities that are senior to, convertible into or exchangeable for our common stock, such securities may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to holders of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue such securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

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

        We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. In order to maintain our exemption from registration under the 1940 Act, the assets in our portfolio are subject to certain restrictions that meaningfully limit our operations. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or the "40% test."

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

        The SEC staff, according to published guidance, takes the view that certain mezzanine loans and B-Notes are qualifying real estate assets. Thus, we intend to treat certain mezzanine loans and B-Notes as qualifying real estate assets. The SEC has not published guidance with respect to the treatment of some of our other target assets, including commercial mortgage-backed securities, for purposes of the Section 3(c)(5)(C) exemption. For assets for which the SEC has not published guidance, we intend to rely on our own analysis. For example, unless we receive further guidance from the SEC or its staff with respect to commercial mortgage-backed securities, we intend to treat commercial mortgage-backed securities in which we hold 100% of the "controlling class" of securities as qualifying real estate assets, and our other holdings in commercial mortgage-backed securities as real estate-related assets. We also intend to treat debt and equity securities of companies primarily engaged in real estate businesses as real estate-related assets. The SEC may in the future take a view different than or contrary to our analysis with respect to the types of assets we have determined to be qualifying real estate assets or real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. If we are required to re- classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the 1940 Act. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

        In addition, our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. Our bylaws require us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. With the approval of our board of directors, we may provide such indemnification and advance for expenses to any individual who served a predecessor of ours in any of the capacities described above and any employee or agent of ours or a predecessor of ours, including our Manager and its affiliates.

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

        Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum, and any director elected to fill a vacancy will hold office for the remainder of the full term of the class of directors in which the vacancy occurred and until a successor is elected and qualifies. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control that is in the best interests of our stockholders. Pursuant to our charter, our board of directors is divided into three classes of directors serving staggered three year terms. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders.

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

As a result of the death of Michael H. Diamond, who was an independent director, we are not in compliance with certain NYSE listing requirements.

        Michael H. Diamond, who was an independent member of our board of directors, passed away on January 9, 2016. As a result of Mr. Diamond's death, we are no longer in compliance with the requirements of Section 303A.01 of the NYSE Listed Company Manual, which requires each NYSE listed company to have a majority of independent directors. Because the non-compliance resulted from the death of a director, the NYSE has advised us that we have until July 9, 2016 to resolve the non-compliance before the NYSE will publicly disseminate a below compliance indicator or include us on the NYSE's list of non-compliant issuers.

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

        Furthermore, as a result of our investment in ACRC KA Investor LLC ("ACRC KA"), our joint venture with a third party institutional investor which made a preferred equity investment in a REIT, we are treated as owning an interest in a subsidiary REIT. The subsidiary REIT is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to U.S. federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT will cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of certain statutory relief provisions.

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

        A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

        TRS Holdings, ACRC W TRS, ACRC U TRS and other TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

        Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue OID or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to accrue and recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

The failure of mortgage loans subject to a repurchase agreement to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

        We have entered into repurchase agreements under which we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT if our remaining assets do not satisfy the asset tests or if our income does not satisfy the gross income tests.

The failure of mezzanine loans to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

        In order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, generally the loan must be secured by real property or an interest in real property. We may originate or acquire mezzanine loans that are not directly secured by real property or an interest in real property but instead are secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property or an interest in real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

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

        Our CLO securitization resulted in the creation of a TMP for federal income tax purposes. Future securitizations by us or our subsidiaries could result in the creation of additional TMPs for U.S. federal income tax purposes. As a result, we could have "excess inclusion income." Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company ("RIC") common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. The manner in which excess inclusion income is calculated is not clear under current law. As required by IRS guidance, we intend to make such determinations based on what we believe to be a reasonable method. However, there can be no assurance that the IRS will not challenge our method of making any such determinations. If the IRS were to disagree with any such determinations made or with the method used by us, the amount of any excess inclusion income required to be taken into account by one or more stockholders, including tax-exempt stockholders, non-U.S. stockholders and stockholders with net operating losses, could be significantly increased. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

        The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs are subject to tax on gains and may expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

        To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 245 Park Avenue, 42nd Floor, New York, NY 10167. Our principal executive and certain of our other offices are leased by our Manager or one of its affiliates from third parties and pursuant to the terms of our Management Agreement, we reimburse our Manager (or its affiliate, as applicable) for our pro rata portion of such offices' rent. Additionally, we currently maintain operating leases for offices related to our subsidiary, ACRE Capital.

Item 3.    Legal Proceedings

        In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2015, we were not subject to any material pending legal proceedings.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK AND DIVIDEND PAYMENTS

        Our common stock is listed for trading on the NYSE under the symbol "ACRE." On February 26, 2016, the closing price of our common stock, as reported on the NYSE, was $9.69 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share for our common stock, and the dividends paid with respect to such shares for each fiscal quarter for the years ended December 31, 2015 and 2014.

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year ended December 31, 2015
First quarter	$12.35	$11.05	$0.25	(1)
Second quarter	$11.91	$11.02	$0.25	(2)
Third quarter	$13.08	$11.41	$0.25	(3)
Fourth quarter	$13.00	$11.44	$0.25	(4)

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year ended December 31, 2014
First quarter	$13.89	$13.07	$0.25	(5)
Second quarter	$13.29	$12.29	$0.25	(6)
Third quarter	$12.74	$11.69	$0.25	(7)
Fourth quarter	$12.21	$11.48	$0.25	(8)

(1)
On March 5, 2015, we declared a cash dividend of $0.25 per common share of our common stock, payable on April 15, 2015 to our common stockholders of record as of March 31, 2015.

(2)
On May 7, 2015, we declared a cash dividend of $0.25 per share of our common stock, payable on July 15, 2015 to our common stockholders of record as of June 30, 2015.

(3)
On July 30, 2015, we declared a cash dividend of $0.25 per share of our common stock, payable on October 15, 2015 to our common stockholders of record as of September 30, 2015.

(4)
On November 5, 2015, we declared a cash dividend of $0.25 per share of our common stock, payable on January 19, 2016 to our common stockholders of record as of December 31, 2015.

(5)
On March 17, 2014, we declared a cash dividend of $0.25 per common share of our common stock, payable on April 16, 2014 to our common stockholders of record as of March 31, 2014.

(6)
On May 7, 2014, we declared a cash dividend of $0.25 per share of our common stock, payable on July 16, 2014 to our common stockholders of record as of June 30, 2014.

(7)
On August 6, 2014, we declared a cash dividend of $0.25 per share of our common stock, payable on October 15, 2014 to our common stockholders of record as of September 30, 2014.

(8)
On November 10, 2014, we declared a cash dividend of $0.25 per share of our common stock, payable on January 15, 2015 to our common stockholders of record as of December 31, 2014.

HOLDERS

        As of February 26, 2016, there were 25 holders of record of our common stock, including Cede & Co, which holds shares as nominee for the Depository Trust Company, which itself holds shares on behalf of the beneficial owners of shares of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

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

        We cannot assure our stockholders, however, that the current level of distributions will be sustained, as any distributions that we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could materially alter our expectations. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on the Financing Agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

        Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend upon our earnings, financial condition, liquidity, debt covenants, funding or margin requirements under securitizations, warehouse facilities or other secured and unsecured borrowing agreements, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law, and such other factors as our board of directors deems relevant. The Financing Agreements provide that in an event of default, we may make distributions only to the extent necessary to maintain our status as a REIT. Our earnings, financial condition and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See "Risk Factors" included in this annual report on Form 10-K.

        Distributions that stockholders receive (not designated as capital gain dividends or qualified dividend income) will be taxed as ordinary income to the extent they are paid from our earnings and profits (as determined for U.S. federal income tax purposes). However, distributions that we designate as capital gain dividends generally will be taxable as long-term capital gain to our stockholders to the extent that they do not exceed our actual net capital gain for the taxable year. Some portion of these distributions may not be subject to tax in the year in which they are received because depreciation expense reduces the amount of taxable income, but does not reduce cash available for distribution. The portion of our stockholders distribution that is not designated as a capital gain dividend and is in excess of our current and accumulated earnings and profits is considered a return of capital for U.S. federal income tax purposes and will reduce the adjusted tax basis of their investment, but not below zero, deferring such portion of their tax until their investment is sold or our company is liquidated, at which time they will be taxed at capital gain rates (subject to certain exceptions for corporate stockholders). To the extent such portion of our stockholders distribution exceeds the adjusted tax basis of their investment, such excess will be treated as capital gain if they hold their shares of common stock as a capital asset for U.S. federal income tax purposes. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Please note that each stockholder's tax considerations are different, therefore, our stockholders should consult with their own tax advisors and financial planners prior to making an investment in our shares.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

        None.

ISSUER PURCHASES OF EQUITY SECURITIES

        In May 2015, we announced that our board of directors authorized us to repurchase up to $20 million of our outstanding common stock over a period of one year. In February 2016, the Board of Directors increased the size of our existing $20 million stock repurchase program to $30 million and extended the stock repurchase program through March 31, 2017. Purchases made pursuant to the program may be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time. We did not repurchase any shares of our common stock during the year ended December 31, 2015.

 STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

SOURCE:	SNL Financial LC and Standard & Poor's Institutional Services
NOTES:	Assumes $100 invested on April 26, 2012 (the date ACRE's shares began trading in connection with the IPO) in ACRE, the S&P 500 Index and the SNL US Finance REIT. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	4/26/12	12/31/12	12/31/13	12/31/14	12/31/15
ACRE	100.00	91.88	78.51	74.41	80.55
S&P 500 Index	100.00	103.54	137.07	155.83	157.99
SNL US Finance REIT	100.00	106.89	103.24	118.23	108.41

        The stock performance graph and the table furnished above shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        On April 23, 2012, we adopted, and our stockholders approved, our 2012 Equity Incentive Plan. Pursuant to our 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our outside directors, our Manager and its personnel and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of our common stock immediately after giving effect to the issuance of the shares sold in the IPO). As of December 31, 2015, 31.9% of the shares reserved under our 2012 Equity Incentive Plan, or a total of 219,825 restricted shares of our common stock, had been granted and 68.1% of the shares reserved, or 470,175 shares remained available for future issuance under our 2012 Equity Incentive Plan. Aside from our 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our 2012 Equity Incentive Plan, see Note 10 to the consolidated financial statements included in this annual report on Form 10-K.

        The following table presents certain information about our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	470,175
Equity compensation plans not approved by stockholders	—	—	—

Total	—	$—	470,175

(1)
The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our 2012 Equity Incentive Plan.

Item 6.    Selected Financial Data

        The following selected financial and other data for the years ended December 31, 2015, 2014, 2013 and 2012 is derived from our consolidated financial statements and related notes, which have been audited by Ernst & Young, LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this annual report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report on Form 10-K.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except share and per share data)

	For the year ended December 31,
	2015	2014	2013	2012
Operating Data:
Net interest margin, excluding non-controlling interests held by third parties	$40,936	$36,551	$22,627	$6,720
Mortgage banking revenue	35,413	27,605	8,070	—
Gain on sale of loans	—	680	1,333	—
Total revenue	85,408	65,143	32,030	6,720
Total expenses	40,160	41,570	24,265	5,763
Net income	43,320	24,616	13,766	860
Net income attributable to common stockholders	34,285	24,396	13,766	186
Basic weighted average shares of common stock outstanding	28,501,897	28,459,309	18,989,500	6,532,706
Diluted weighted average shares of common stock outstanding	28,597,568	28,585,022	19,038,152	6,567,309
Net income per common share:
Basic earnings per common share	$1.20	$0.86	$0.72	$0.03
Diluted earnings per common share	$1.20	$0.85	$0.72	$0.03
Dividends declared per share of common stock	$1.00	$1.00	$1.00	$0.67	(1)
Balance Sheet Data:
Loans held for investment	1,174,391	1,462,584	958,495	353,500
Mortgage servicing rights, at fair value	61,800	58,889	59,640	—
Total assets	1,378,982	1,862,155	1,169,606	385,111
Total financing agreements	617,343	745,964	264,419	144,256
Total unsecured debt	—	67,414	65,893	64,541
Total securitizations debt	254,343	523,229	389,640	—
Total liabilities	922,494	1,381,269	763,390	219,673
Total stockholders' equity	409,471	402,954	406,216	165,438
Total equity	456,488	480,886	406,216	165,438

(1)
Included is a dividend of $450 ($0.30 per share), which was based on 1,500,000 shares outstanding as of March 31, 2012.

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        We are a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). We are externally managed by Ares Commercial Real Estate Management LLC ("ACREM" or our "Manager"), a subsidiary of Ares Management, L.P. (NYSE: ARES) ("Ares Management"), a publicly traded, leading global alternative asset manager, pursuant to the terms of the management agreement dated April 25, 2012, as amended, between us and our Manager (the "Management Agreement"). From the commencement of our operations in late 2011, we have been primarily focused on our principal lending business, where we directly originate, manage and service a diversified portfolio of commercial real estate ("CRE") debt-related investments for our own account.

        We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital LLC ("ACRE Capital"), which we believe is complementary to our principal lending business. In this business segment, we primarily originate, sell and service multifamily and other senior-living related loans under programs offered by government-sponsored enterprises ("GSEs"), such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") and by government agencies, such as the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, "HUD"). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS") lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as mortgage servicing rights ("MSRs") and receive fees for providing such servicing during the life of the loans, which generally last ten years or more.

        We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering (the "IPO") in May 2012. We have elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "1940 Act").

        We are an "emerging growth company," as defined in the in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we chose to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

        We could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange

Act of 1934, as amended (the "Exchange Act") which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

        Below are significant developments during the year presented by quarter:

Developments during the First Quarter of 2015

  •
  ACRE originated and funded a $41.6 million senior mortgage loan on a skilled nursing facility located in New York.

  •
  ACRE Capital rate-locked $202.0 million in loan commitments.

  •
  ACRE Capital amended the Bank of America, N.A. line of credit (as amended and restated, the "BAML Line of Credit") to, among other things, increase the aggregate commitment to $135.0 million and extend the maturity date to June 30, 2016.

Developments During the Second Quarter of 2015

  •
  ACRE originated a $39.0 million senior mortgage loan on a hotel located in New York.

  •
  ACRE Capital rate-locked $233.0 million in loan commitments.

  •
  ACRE Capital temporarily increased the commitment size of its BAML Line of Credit from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015.

  •
  ACRE entered into a $50.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the "BAML Facility") pursuant to which we may finance eligible commercial mortgage loans collateralized by healthcare facilities and other multifamily properties.

Developments During the Third Quarter of 2015

  •
  ACRE originated and funded a $22.1 million senior mortgage loan on a multifamily property located in Arizona.

  •
  ACRE sold a $75.0 million senior mortgage loan collateralized by office properties in California to a third party at a sale price equal to 100% of the par value of the loan.

  •
  ACRE Capital rate-locked $207.5 million in loan commitments.

  •
  ACRE exercised a 12-month extension option on the $75.0 million revolving funding facility (the "July 2014 CNB Facility") with City National Bank, extending the maturity date of the July 2014 CNB Facility until July 31, 2016.

  •
  ACRE extended the scheduled repurchase date on the $57.2 million global master repurchase agreement (the "December 2014 UBS Facility") with UBS AG. The extended maturity date of the December 2014 UBS Facility is July 6, 2016.

Developments During the Fourth Quarter of 2015

  •
  ACRE originated a $35.2 million senior mortgage loan on a hotel located in Michigan.

  •
  ACRE originated a $27.8 million senior mortgage loan on a multifamily property located in Texas.

  •
  ACRE Capital rate-locked $195.9 million in loan commitments.

  •
  ACRE amended the $140.0 million revolving master repurchase facility (the "April 2014 UBS Facility") with UBS Real Estate Securities, Inc to, among other things, extend the maturity date to October 21, 2018 and amend the price differential (or interest rate).

  •
  ACRE entered into a $155.0 million Credit and Guaranty Agreement (the "Secured Term Loan") with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent. We made an initial draw of $75.0 million at closing with the remaining $80.0 million to be funded within nine months of closing. The Secured Term Loan has a maturity date of December 9, 2018.

  •
  ACRE amended and restated the $225.0 million master repurchase funding facility with Wells Fargo Bank, National Association (the "Wells Fargo Facility") to, among other things, extend the maturity date to December 14, 2016 and amend the interest rate.

  •
  ACRE repaid the entire aggregate principal amount outstanding of our unsecured 7.00% Convertible Senior Notes (the "2015 Convertible Notes") in accordance with the terms of the Indenture governing the 2015 Convertible Notes. The 2015 Convertible Notes matured on December 15, 2015 and were repaid at par.

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

        Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, are regularly evaluated. We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower's ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower's exit plan, among other factors. As of December 31, 2015 and 2014, all loans were paying in accordance with their contractual terms. There were no impairments during the years ended December 31, 2015, 2014 and 2013.

        Although we generally hold our target investments as long-term investments within our principal lending business, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale in our consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. Additionally, ACRE Capital originates multifamily mortgage loans, which are recorded at fair value. The holding period for these loans held for sale is approximately 30 days. At this time, we do not expect to hold any of our investments for trading purposes.

        Changes in Market Interest Rates.    With respect to our business operations, increases in interest rates, in general, may over time cause:

  •
  the interest expense associated with our borrowings to increase, subject to any applicable ceilings;

  •
  the value of our mortgage loans to decline;

  •
  coupons on our floating rate mortgage loans to reset to higher interest rates; and

  •
  to the extent we enter into interest rate swap agreements as part of our hedging strategy where we pay fixed and receive floating interest rates, the value of these agreements to increase.

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

        Market Conditions.    We believe that our target investments currently present attractive risk-adjusted return profiles, given the underlying property fundamentals and the competitive landscape for the type of capital we provide. Following a dramatic decline in CRE lending in 2008 and 2009, debt capital has become more readily available for select stabilized, high quality assets in certain locations such as gateway cities, but less available for many other types of properties, either because of the markets in which they are located or because the property is undergoing some form of transition. More particularly, many traditional financing products tend to come with limited flexibility, especially with respect to prepayment. Consequently, we anticipate a high demand for the type of customized debt financing we provide from borrowers or sponsors who are looking to refinance indebtedness that is maturing in the next two to five years or are seeking shorter-term debt solutions as they reposition their properties. We also envision that demand for financing will be strong for situations in which a property is being acquired with plans to improve the net operating income through capital improvements, leasing, cost savings or other key initiatives and realize the improved value through a subsequent sale or refinancing. We believe that this will result in increased demand for shorter duration and often floating rate products, which we anticipate will increase financing transaction volumes and benefit our deal flow. We believe that increased deal flow will further enhance our ability to be increasingly selective about the assets for which we provide financing. We believe market conditions continue to be favorable for disciplined and scaled direct lending with broad and flexible product offerings.

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

Investment Portfolio

        As of December 31, 2015, we have originated or co-originated 38 loans held for investment, excluding 24 loans that were repaid or sold since inception. Such investments are referred to herein as our "investment portfolio." As of December 31, 2015, the aggregate originated commitment under these loans at closing was approximately $1.3 billion and outstanding principal was $1.1 billion, excluding non-controlling interests held by third parties. During the year ended December 31, 2015, we funded approximately $229.9 million of outstanding principal, received repayments of $410.6 million of outstanding principal, excluding non-controlling interests held by third parties, and sold a $75.0 million loan to a third party. As of December 31, 2015, 66.2% of our loans have LIBOR floors, with a weighted average floor of 0.24%, calculated based on loans with LIBOR floors. References to LIBOR or "L" are to 30-day LIBOR (unless otherwise specifically stated).

        As of December 31, 2015, all loans were paying in accordance with their contractual terms. During the year ended December 31, 2015, there were no impairments with respect to our loans held for investment.

        Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2015 ($ in thousands):

	As of December 31, 2015
	Carrying Amount(1)	Outstanding Principal(1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield(2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$961,395	$965,578	4.4%	5.1%	1.4
Subordinated debt and preferred equity investments	166,417	168,264	10.6%	11.2%	5.1

Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842	5.3%	6.0%	1.9

(1)
The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2015 as weighted by the Outstanding Principal balance of each loan.

Non-Controlling Interests

        The non-controlling interests held by third parties in our consolidated financial statements represent the equity interests in ACRC KA Investor LLC ("ACRC KA") that are not owned by us. See Note 16 to our consolidated financial statements included in this annual report on Form 10-K for more information about ACRC KA.

        A reconciliation of our loans held for investment portfolio, excluding non-controlling interests held by third parties, to our loans held for investment as included within our consolidated balance sheets is as follows ($ in thousands):

	As of December 31, 2015
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842
Non-controlling interest investment held by third parties	46,579	46,579

Loans held for investment	$1,174,391	$1,180,421

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

        A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

For the year ended December 31, 2015
Interest income from loans held for investment, excluding non-controlling interests	$77,278
Interest income from non-controlling interest investment held by third parties	9,059

Interest income from loans held for investment	$86,337

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. We believe the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.

        Mortgage Servicing Rights.    MSRs are recorded at fair value at the time the loan is sold and qualifies as a transfer of a financial asset. The fair value is based on estimates of expected net cash flows associated with the servicing rights, as well as borrower prepayment penalties, interest earnings on escrows and interim cash balances, along with ancillary fees that are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The changes in the MSR fair value are included within change in fair value of mortgage servicing rights in the Company's consolidated statements of operations for the period in which the change occurs. We engage a third party specialist to assist in valuing ACRE Capital's MSRs on a quarterly basis. As of December 31, 2015, the discount rate used was between 8 - 14% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan agreement.

        Allowance for Loss Sharing.    When a loan is sold under the Fannie Mae DUS program, ACRE Capital undertakes an obligation to partially guarantee the performance of the loan. The date ACRE Capital commits to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guaranty is recognized. Subsequent to the initial commitment date, we monitor the performance of each loan for events or circumstances that may signal an additional liability to be recognized if there is a probable and estimable loss. The initial fair value of the guarantee is estimated by examining historical loss share experienced in the ACRE Capital Fannie Mae DUS portfolio over the most recent ten-year period. The initial fair value of the guarantee is included within the provision for loss sharing in our consolidated statements of operations. These historical loss shares serve as a basis to derive a loss share rate which is then applied to the current ACRE Capital DUS portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis).

        Impairment of Loans Held for Investment.    We originate CRE debt and related instruments generally to be held for investment. Loans that are held for investment are carried at cost, net of unamortized loan fees and origination costs, unless the loans are deemed impaired. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is considered to be impaired, we will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate. Significant judgment is required when evaluating loans for impairment, therefore, actual results over time could be materially different.

        Each loan classified as held for investment is evaluated for impairment on a quarterly basis. Loans are collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received.

Recent Accounting Pronouncements

        See Note 2 in the Notes to the consolidated financial statements included in this annual report on Form 10-K, which describes recent accounting pronouncements adopted by us for the year ended December 31, 2015 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.

RECENT DEVELOPMENTS

        On January 20, 2016, we originated a $56.0 million first mortgage loan on a hotel portfolio located in California. At closing, the outstanding principal balance was approximately $56.0 million. The loan has an interest rate of LIBOR + 4.75% (plus origination and exit fees) subject to a 0.25% LIBOR floor and an initial term of three years.

        On February 26, 2016, we amended our BAML Facility to expand the eligible assets to include loans secured by general and affordable multifamily properties.

        On February 26, 2016, we amended our March 2014 CNB Facility to extend the maturity date to March 11, 2017. In addition, we continue to have one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the March 2014 CNB Facility to March 10, 2018.

        As of February 26, 2016, we had approximately $170 million in capital, either in cash or in approved but undrawn capacity under our borrowing facilities. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $160 million in capital available to fund new loans, fund outstanding commitments on existing loans, repurchase our common shares and for other working capital and general corporate purposes. Assuming that we use all such amount as capital to make new senior loans and we are able to leverage such amount under our financing facilities at a debt-to-equity ratio of 2.5:1, we would have the capacity to fund approximately $560 million of additional senior loans.

        As of February 26, 2016, the total unfunded commitments for our existing loans held for investment were approximately $90 million. In addition, borrowings under our Secured Funding Agreements were approximately $564 million, borrowings under our Secured Term Loan was approximately $75 million, debt issued in the form of commercial mortgage-backed securities ("CMBS") was approximately $28 million and debt issued in the form of collateralized loan obligations ("CLO") was approximately $193 million.

        On February 28, 2016, our board of directors increased the size of our existing $20.0 million stock repurchase program to $30.0 million and extended our stock repurchase program through March 31, 2017. See "Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities—Issuer Purchases of Equity Securities" and Note 21 to our consolidated financial statements included in this annual report on Form 10-K for more information on the stock repurchase program.

        On March 1, 2016, we declared a cash dividend of $0.26 per common share for the first quarter of 2016. The first quarter 2016 dividend is payable on April 15, 2016 to common stockholders of record as of March 31, 2016.

RESULTS OF OPERATIONS

        The following table sets forth a summary of the consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 ($ thousands):

	For the year ended December 31,
	2015	2014	2013
Net interest margin	$49,995	$36,858	$22,627
Mortgage banking revenue	35,413	27,605	8,070
Gain on sale of loans	—	680	1,333

Total revenue	85,408	65,143	32,030
Total expenses	40,160	41,570	24,265
Changes in fair value of derivatives	—	—	1,739

Income from operations before gain on acquisition and income taxes	45,248	23,573	9,504
Gain on acquisition	—	—	4,438

Income before income taxes	45,248	23,573	13,942
Income tax expense (benefit)	1,928	(1,043)	176

Net income attributable to ACRE	43,320	24,616	13,766
Less: Net income attributable to non-controlling interests	(9,035)	(220)	—

Net income attributable to common stockholders	$34,285	$24,396	$13,766

        The following tables set forth select details of the consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 ($ thousands):

Net Interest Margin

	For the year ended December 31,
	2015	2014	2013
Interest income from loans held for investment	$86,337	$70,495	$37,600
Interest expense	(36,342)	(33,637)	(14,973)

Total net interest margin	$49,995	$36,858	$22,627

        For the years ended December 31, 2015 and 2014, net interest margin was approximately $50.0 million and $36.9 million, respectively. For the years ended December 31, 2015 and 2014, interest income from loans held for investment of $86.3 million and $70.5 million, respectively, was generated by weighted average earning assets of $1.2 billion, offset by $36.3 million and $33.6 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined below and along with the Capital One Facility, collectively, the "Secured Funding Agreements") and securitization debt, the Secured Term Loan and convertible notes were $929.0 million and $888.3 million for the years ended December 31, 2015 and 2014, respectively. The increase in net interest margin for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily relates to the inclusion of interest income of $9.1 million from non-controlling interests for the year ended December 31, 2015 compared to $0.3 million for the year ended December 31, 2014, a decrease in our weighted average borrowing costs resulting from amendments to our Secured Funding Agreements and an increase in our use of leverage for the year ended December 31, 2015.

        For the years ended December 31, 2014 and 2013, net interest margin was approximately $36.9 million and $22.6 million, respectively. For the years ended December 31, 2014 and 2013, interest income from loans held for investment of $70.5 million and $37.6 million, respectively, was generated by weighted average earning assets of $1.2 billion and $555.0 million, respectively, offset by $33.6 million and $15.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. For the years ended December 31, 2014 and 2013, the weighted average borrowings under our Secured Funding Agreements, securitization debt and convertible notes were $888.3 million and $315.0 million, respectively. The increase in net interest margin for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to the increase in the number of loans held for investment from 33 loans to 46 loans as of December 31, 2014.

Mortgage Banking Revenue

	For the year ended December 31,
	2015	2014	2013
Servicing fees, net(1)	$16,051	$16,399	$5,754
Gains from mortgage banking activities(2)	27,067	17,492	5,019
Provision for loss sharing	1,093	1,364	(6)
Change in fair value of mortgage servicing rights	(8,798)	(7,650)	(2,697)

Mortgage banking revenue	$35,413	$27,605	$8,070

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

(2)
Gains from mortgage banking activities include the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale, changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments, and reduced by the expense related to the initial fair value of the servicing fee payable and interest expense related to our multifamily as soon as pooled sale agreement with Fannie Mae (the "ASAP Line of Credit") and the BAML Line of Credit (together with the ASAP Line of Credit, the "Warehouse Lines of Credit").

        For the years ended December 31, 2015 and 2014, net servicing fees were approximately $16.1 million and $16.4 million, respectively. For the years ended December 31, 2015 and 2014, net gains from mortgage banking activities were approximately $27.1 million and $17.5 million, respectively. The increase in mortgage banking revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily relates to an increase in our loan originations for the year ended December 31, 2015. ACRE Capital rate-locked 87 loans totaling $838.4 million in commitments for the year ended December 31, 2015 compared to 36 loans totaling $496.6 million in commitments for the year ended December 31, 2014.

        For the years ended December 31, 2014 and 2013, net servicing fees were approximately $16.4 million and $5.8 million. For the years ended December 31, 2014 and 2013, net gains from mortgage banking activities were approximately $17.5 million and $5.0 million, respectively. The increase in mortgage banking revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to only four months of operations for ACRE Capital being included in the consolidated statements of operations for the year ended December 31, 2013 compared to one year of operations for the year ended December 31, 2014. ACRE Capital rate-locked 36 loans totaling $496.6 million in commitments for the year ended December 31, 2014 compared to 20 loans totaling $131.3 million in commitments for the year ended December 31, 2013, which resulted in increased mortgage banking revenue for the year ended December 31, 2014.

Operating Expenses

	For the year ended December 31,
	2015	2014	2013
Management fees to affiliate	$5,948	$5,916	$4,241
Professional fees	3,091	3,733	2,924
Compensation and benefits	20,448	18,649	5,456
Acquisition and investment pursuit costs	—	20	4,079
General and administrative expenses	6,795	9,252	3,955
General and administrative expenses reimbursed to affiliate	3,878	4,000	3,610

Total expenses	$40,160	$41,570	$24,265

        For the years ended December 31, 2015 and 2014, we incurred operating expenses of $40.2 million and $41.6 million, respectively. The decrease in operating expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily relates to a reduction in general and administrative expenses due to the completion of the restructuring of ACRE Capital and associated charges. Additionally, there was a reduction in professional fees due to a decrease in our use of third party professionals. These decreases were partially offset by an increase in commission expense and other performance based compensation due to an increase in our loan originations at ACRE Capital.

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

  Related Party Expenses

        For the year ended December 31, 2015, related party expenses included $5.9 million in management fees due to our Manager and $3.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement.

        For the year ended December 31, 2014, related party expenses included $5.9 million in management fees due to our Manager and $4.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2013, related party expenses included $4.2 million in management fees due to our Manager and $3.6 million for our share of allocable general and administrative expenses. The increase in related party expenses for the year ended December 31, 2014 compared to year ended December 31, 2013 primarily relates to increased stockholders' equity and an increase in acquisition activities. Effective as of September 30, 2013, and through the period ended December 31, 2014, our Manager agreed not to seek reimbursement of our share of personnel and overhead expenses in excess of $1.0 million per quarter.

  Other Expenses

        For the years ended December 31, 2015 and 2014, professional fees were $3.1 million and $3.7 million, respectively. The decrease in professional fees for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily relates to a decrease in our use of third party professionals. Acquisition and investment pursuit costs related to the acquisition of ACRE Capital for the year ended December 31, 2014 was $20 thousand. For the years ended December 31, 2015 and 2014, general and administrative expenses were $6.8 million and $9.3 million, respectively. The decrease in general and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily relates to the completion of the restructuring of ACRE Capital and associated charges.

        For the year ended December 31, 2013, changes in fair value of derivatives was $1.7 million related to the 2015 Convertible Notes. No changes in fair value of derivatives were incurred for the year ended December 31, 2014. For the years ended December 31, 2014 and 2013, professional fees were $3.7 million and $2.9 million, respectively. The increase in professional fees for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to only four months of operations for ACRE Capital being included in the consolidated statements of operations for the year ended December 31, 2013 compared to one year of operations for the year ended December 31, 2014. For the years ended December 31, 2014 and 2013, acquisition and investment pursuit costs related to the acquisition of ACRE Capital were $20 thousand and $4.1 million, respectively. The decrease in acquisition and investment pursuit costs for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to the closing of the ACRE Capital acquisition on August 30, 2013. For the years ended December 31, 2014 and 2013, general and administrative expenses were $9.3 million and $4.0 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2014 compared to the year ended

December 31, 2013 primarily relates to only four months of operations for ACRE Capital being included in the consolidated statements of operations for the year ended December 31, 2013 compared to one year of operations for the year ended December 31, 2014.

  Compensation and Benefits

        For the years ended December 31, 2015 and 2014, compensation and benefits were $20.4 million and $18.6 million, respectively, all of which related to ACRE Capital. The increase in compensation and benefits for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily relates to an increase in commission expense and other performance based compensation due to an increase in our loan originations for the year ended December 31, 2015 and due to the turnover and replacement of employees at ACRE Capital in connection with the restructuring and strengthening of the ACRE Capital platform.

        For the years ended December 31, 2014 and 2013, compensation and benefits were $18.6 million and $5.5 million, respectively, all of which related to ACRE Capital. The increase in compensation and benefits for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily relates to only four months of operations for ACRE Capital being included in the consolidated statements of operations for the year ended December 31, 2013 compared to one year of operations for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under the Secured Funding Agreements, the Warehouse Lines of Credit and the Secured Term Loan (collectively, the "Financing Agreements"), the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in the CMBS and CLO are applied sequentially, first going to pay down the senior CMBS and CLO notes, and accordingly we will not receive any proceeds from repayment of loans in the CMBS or CLO until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See "Recent Developments" included in this annual report on Form 10-K for information on our available capital as of February 26, 2016. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Equity Offerings

        There were no shares issued in public offerings of our equity securities for the year ended December 31, 2015 and 2014. The following table summarizes the total shares of common stock issued and proceeds we received, net of offering costs, for the year ended December 31, 2013 ($ in millions, except per share data):

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

Cash Flows

        The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2015, 2014 and 2013 ($ in thousands):

	For the year ended December 31,
	2015	2014	2013
Net income	$43,320	$24,616	$13,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	232,199	(247,530)	11,678

Net cash provided by (used in) operating activities	275,519	(222,914)	25,444
Net cash provided by (used in) investing activities	258,339	(433,080)	(745,697)
Net cash provided by (used in) financing activities	(541,414)	652,445	716,963

Change in cash and cash equivalents	$(7,556)	$(3,549)	$(3,290)

        During the years ended December 31, 2015 and 2014, cash and cash equivalents decreased by $7.6 million and $3.5 million, respectively. During the year ended December 31, 2014 and 2013, cash and cash equivalents decreased by $3.5 million and $3.3 million, respectively.

  Operating Activities

        For the years ended December 31, 2015 and 2014, net cash provided by (used in) operating activities totaled $275.5 million and $(222.9) million, respectively. This change in net cash provided by (used in) operating activities was primarily related to the proceeds received from the sale of mortgage loans held for sale to third parties exceeding the cash used to originate and fund mortgage loans held for sale. For the year ended December 31, 2015, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $681.9 million, sale of mortgage loans held for sale to third parties of $850.8 million, change in the fair value of MSRs of $8.8 million, change in mortgage banking activities of $12.6 million, change in restricted cash of $39.0 million and change in other assets of $20.0 million. For the year ended December 31, 2014, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $497.3 million, sale of mortgage loans held for sale to third parties of $302.9 million, change in the fair value of MSRs of $7.7 million, change in mortgage banking activities of $8.0 million, change in restricted cash of $43.8 million and change in other assets of $10.9 million.

        For the years ended December 31, 2014 and 2013, net cash provided by (used in) operating activities totaled $(222.9) million and $25.4 million, respectively. This change in net cash provided by (used in) operating activities was primarily related to the cash used to originate and fund mortgage loans held for sale. For the year ended December 31, 2014, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $497.3 million, sale of mortgage loans held for sale to third parties of $302.9 million, change in the fair value of MSRs of $7.7 million, change in mortgage banking activities of $8.0 million, change in restricted cash of $43.8 million and change in other assets of $10.9 million. For the year ended December 31, 2013, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $84.2 million, sale of mortgage loans held for sale to third parties of $102.4 million, gain on acquisition of $4.4 million, change in the fair value of MSRs of $2.7 million, and change in other assets of $4.4 million.

  Investing Activities

        For the years ended December 31, 2015 and 2014, net cash provided by (used in) investing activities totaled $258.3 million and $(433.1) million, respectively. This change in net cash provided by (used in) investing activities was primarily related to the cash received for the principal repayment of loans held for investment exceeding the cash used for the origination of new loans held for investment for the year ended December 31, 2015.

        For the years ended December 31, 2014 and 2013, net cash used in investing activities totaled $433.1 million and $745.7 million, respectively. This change in net cash used in investing activities was primarily related to the origination of new loans held for investment partially offset by a sale of a mortgage loan held for sale and principal repayments on loans held for investment for the year ended December 31, 2014.

  Financing Activities

        For the year ended December 31, 2015, net cash used in financing activities totaled $541.4 million and primarily related to repayments of our Secured Funding Agreements of $375.5 million, repayments of debt of consolidated variable interest entities ("VIEs") of $272.5 million, repayment of the 2015 Convertible Notes of $69.0 million and repayments of our Warehouse Lines of Credit of $973.3 million partially offset by proceeds from our Secured Funding Agreements of $345.4 million and proceeds from our Warehouse Lines of Credit of $804.9 million. For the year ended December 31, 2014, net cash provided by financing activities totaled $652.4 million and related primarily to proceeds from our Secured Funding Agreements of $1.1 billion, proceeds from issuance of debt of consolidated VIEs of $308.7 million, and proceeds from our Warehouse Lines of Credit of $544.0 million partially offset by repayments of our Secured Funding Agreements of $855.0 million, repayments of debt of consolidated VIEs of $176.0 million, and repayments of our Warehouse Lines of Credit of $350.8 million.

        For the year ended December 31, 2014, net cash provided by financing activities totaled $652.4 million and related primarily to proceeds from our Secured Funding Agreements of $1.1 billion, proceeds from issuance of debt of consolidated VIEs of $308.7 million, and proceeds from our Warehouse Lines of Credit of $544.0 million partially offset by repayments of our Secured Funding Agreements of $855.0 million, repayments of debt of consolidated VIEs of $176.0 million, and repayments of our Warehouse Lines of Credit of $350.8 million. For the year ended December 31, 2013, net cash provided by financing activities totaled $717.0 million and related primarily to proceeds from our Secured Funding Agreements of $703.2 million, proceeds from issuance of debt of consolidated VIEs of $395.0 million and proceeds from the sale of common stock of $250.7 million partially offset by repayments of our Secured Funding Agreements of $583.0 million and repayments of our Warehouse Lines of Credit of $112.1 million.

Summary of Financing Agreements

        The sources of financing under our Financing Agreements are described in the following table ($ in thousands):

	As of December 31,
	2015						2014
	Total Commitment		Outstanding Balance	Interest Rate	Maturity Date		Total Commitment		Outstanding Balance	Interest Rate	Maturity Date
Secured funding agreements:
Wells Fargo Facility	$225,000		$101,473	LIBOR+1.75 to 2.35%(1)	December 14, 2016	(1)	$225,000		$120,766	LIBOR+2.00 to 2.50%	December 14, 2015	(1)
Citibank Facility	250,000		112,827	LIBOR+2.00 to 2.50%	December 8, 2016	(2)	250,000		93,432	LIBOR+2.00 to 2.50%	December 8, 2016	(2)
Capital One Facility	—		—	—	—	(3)	100,000		—	LIBOR+2.00 to 3.50%	—	(4)
BAML Facility	50,000		—	LIBOR+2.25 to 2.75%	May 26, 2016	(5)	—		—	—	—
March 2014 CNB Facility	50,000		—	LIBOR+3.00%	March 11, 2016	(6)	50,000		42,000	LIBOR+3.00%	March 11, 2016	(6)
July 2014 CNB Facility	75,000		66,200	LIBOR+3.00%	July 31, 2016	(7)	75,000		75,000	LIBOR+3.00%	July 31, 2015	(7)
MetLife Facility	180,000		109,474	LIBOR+2.35%	August 12, 2017	(8)	180,000		144,673	LIBOR+2.35%	August 12, 2017	(8)
April 2014 UBS Facility	140,000		75,558	LIBOR+1.88% to 2.28%(9)	October 21, 2018	(9)	140,000		19,685	LIBOR+1.88%	April 7, 2017
December 2014 UBS Facility	57,243		57,243	LIBOR+2.74%	July 6, 2016	(10)	57,243		57,243	LIBOR+2.74%	January 6, 2016

Subtotal	$1,027,243		$522,775				$1,077,243		$552,799

Warehouse lines of credit:
ASAP Line of Credit	$80,000	(11)	$—	LIBOR+1.40 to 1.75%	No expiration	(11)	$80,000	(11)	$58,469	LIBOR+1.40 to 1.75%	No expiration
BAML Line of Credit	135,000	(12)	24,806	LIBOR+1.60%	June 30, 2016	(12)	180,000	(12)	134,696	LIBOR+1.60%	April 15, 2015

Subtotal	$215,000		$24,806				$260,000		$193,165
Secured Term Loan	$155,000		$75,000	LIBOR+6.00%(13)	December 9, 2018		$—		$—	—	—

Total	$1,397,243		$622,581				$1,337,243		$745,964

(1)
In December 2015, we extended the maturity date on the Wells Fargo Facility to December 14, 2016 and amended the interest rate to (i) 30-day LIBOR plus (ii) a pricing margin range of 1.75%—2.35% per annum. Provided that certain conditions are met and applicable extension fees are paid, the maturity date is subject to two 12-month extensions at our option.

(2)
The master repurchase facility with Citibank, N.A. (the "Citibank Facility") is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(3)
The secured revolving funding facility with Capital One, National Association (as amended, the "Capital One Facility") matured on May 18, 2015. The Capital One Facility had been repaid in full and its term was not extended.

(4)
The maturity date of each individual loan is the same as the maturity date of the underlying loan that secures such individual loan.

(5)
We may request individual loans under the BAML Facility through and including May 26, 2016. However, individual advances on loans under the BAML Facility generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. See "Recent Developments" and Note 21 to our consolidated financial statements included in this annual report on Form 10-K for information on a subsequent event relating to the BAML Facility.

(6)
The secured revolving facility with City National Bank (the "March 2014 CNB Facility") is subject to one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. See "Recent Developments" and Note 21 to our consolidated financial statements included in this annual report on Form 10-K for information on a subsequent event relating to the March 2014 CNB Facility.

(7)
In July 2015, we exercised a 12-month extension option on the July 2014 CNB Facility (together with the March 2014 CNB Facility, the "CNB Facilities") which extended the maturity date to July 31, 2016. The July 2014 CNB Facility's interest rate of LIBOR + 3.00% is comprised of LIBOR + 1.50% and a credit support fee of 1.50% payable to Ares Management.

(8)
The revolving master repurchase facility with Metropolitan Life Insurance Company (the "Metlife Facility") is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(9)
In October 2015, we amended the April 2014 UBS Facility which extended the initial maturity date to October 21, 2018. We also amended the price differential (or interest rate) on the April 2014 UBS Facility to one-month LIBOR plus (i) 1.88% per annum, for assets that are subject to an advance for one year or less, (ii) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years; and (iii) 2.28% per annum, for assets that are subject to an advance for more than two years; in each case, excluding amortization of commitment and exit fees.

(10)
In August 2015, the maturity date on the December 2014 UBS Facility (together with the April 2014 UBS Facility, the "UBS Facilities") was extended to July 6, 2016.

(11)
The commitment amount is subject to change at any time at Fannie Mae's discretion. To the extent the ASAP Line of Credit remains active through utilization, there is no expiration date.

(12)
In November 2014, the BAML Line of Credit's commitment size temporarily increased from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. In February 2015, the BAML Line of Credit's commitment size increased from $80.0 million to $135.0 million and the maturity date was extended to June 30, 2016. In April 2015, the BAML Line of Credit's commitment size temporarily increased from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015.

(13)
The Secured Term Loan has a LIBOR floor of 1.0% on drawn amounts.

        Our Financing Agreements contain various affirmative and negative covenants and provisions related to events of default that are normal and customary for similar financing agreements. As of December 31, 2015, we are in compliance in all material respects with the terms of each respective Financing Agreement. See Note 6 included in this annual report on Form 10-K for more information on our Financing Agreements.

        During the year ended December 31, 2015, the following activities occurred with respect to our sources of liquidity, except our Secured Funding Agreements and Warehouse Lines of Credit, which are described in the table above.

Secured Term Loan

        In December 2015, we and certain of our subsidiaries entered into the Secured Term Loan, which has a total commitment amount of $155.0 million. We made an initial draw of $75.0 million at closing with the remaining $80.0 million to be funded within nine months of closing. The Secured Term Loan carries a coupon of LIBOR + 6.0% with a LIBOR floor of 1.0% on drawn amounts. The Secured Term Loan has a maturity date of December 9, 2018. We are subject to a monthly unused fee equal to 1.0% per annum on the unused commitment amount during the nine month commitment period following the closing date.

2015 Convertible Notes

        In December 2015, we repaid the entire aggregate principal amount outstanding of our 2015 Convertible Notes in accordance with the terms of the Indenture governing the 2015 Convertible Notes. The 2015 Convertible Notes matured on December 15, 2015 and were repaid at par.

Commercial Mortgage-Backed Securities and Collateralized Loan Obligations

        We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a "sale" and the loans will be removed from our balance sheet or as a "financing" and will be classified as "loans held for investment" in our consolidated balance sheets, depending upon the structure of the securitization.

        The following table summarizes our securitizations debt as of December 31, 2015 and 2014 ($ in thousands):

	As of December 31,
	2015		2014
	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
Commercial mortgage-backed securitization debt (consolidated VIE)	$61,815	$61,856	$217,495	$219,043
Collateralized loan obligation securitization debt (consolidated VIE)	192,528	193,419	305,734	308,703

Securitizations debt	$254,343	$255,275	$523,229	$527,746

        See Note 16 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our securitizations.

Capital Markets

        We may periodically raise additional capital through public offerings of debt and equity securities to fund new investments. On May 9, 2013, we filed a registration statement on Form S-3, with the Securities and Exchange Commission ("SEC") in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.5 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units. On June 17, 2013, the registration statement was declared effective by the SEC.

Other Sources of Financing

        In addition to the sources of liquidity described above, in the future, we may also use other sources of financing to fund the origination or acquisition of our target investments or to refinance expiring Financing Agreements, and securitizations, including other credit facilities, warehouse facilities, repurchase facilities, non-convertible or convertible debt, securitized financings and other public and private forms of borrowing. These financings may be issued by us or our subsidiaries, be collateralized or non-collateralized, accrue interest at either fixed or floating rates and may involve one or more lenders.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        Our contractual obligations as of December 31, 2015 are described in the following table ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$101,473	$101,473	$—	$—	$—
Citibank Facility	112,827	112,827	—	—	—
BAML Facility	—	—	—	—	—
March 2014 CNB Facility	—	—	—	—	—
July 2014 CNB Facility	66,200	66,200	—	—	—
MetLife Facility	109,474	—	109,474	—	—
April 2014 UBS Facility	75,558	—	75,558	—	—
December 2014 UBS Facility	57,243	57,243	—	—	—
Secured Term Loan	75,000	—	75,000	—	—
ASAP Line of Credit	—	—	—	—	—
BAML Line of Credit	24,806	24,806	—	—	—
Operating Leases	5,017	775	1,690	1,526	1,026
Future Loan Funding Commitments	305,887	201,034	88,500	7,207	9,146
Future Commitments to Sell Loans	237,372	223,430	13,942	—	—

Total	$1,170,857	$787,788	$364,164	$8,733	$10,172

        We may enter into certain contracts that may contain a variety of indemnification obligations, principally with underwriters and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

Management Agreement

        We are also required to pay our Manager a base management fee of 1.5% of our stockholders' equity per year, an incentive fee and expense reimbursements pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. See Note 14 included in this annual report on Form 10-K for additional terms and details of the fees payable under our Management Agreement.

DIVIDENDS

        We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its REIT taxable income in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), if and to the extent authorized by our board of directors. As a result, such distributions will not be available to fund investments. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our Financing Agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

OFF-BALANCE SHEET ARRANGEMENTS

        We have commitments to fund various senior mortgage loans, as well as subordinated debt and preferred equity investments in our portfolio, extend credit and sell loans. Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As part of our risk management strategy, our Manager closely monitors our portfolio and actively manages the credit, interest rate, market, prepayment, real estate and inflation risks associated with holding a portfolio of our target investments. We manage our portfolio through an interactive process with our Manager and Ares Management and service our target investments through a combination of direct servicing by ACRE Capital and use of our Manager's servicer. ACRE Capital and one of its subsidiaries serves as the primary servicer of our investments. ACRE Capital is a Standard & Poor's-rated commercial primary servicer that is included on Standard & Poor's Select Servicer List. Our Manager's servicer, which is a Standard & Poor's-rated commercial special servicer that is included on Standard & Poor's Select Servicer List, serves as the special servicer for non-routine investment servicing issues. Our Manager has an Investment Committee that oversees compliance with our investment strategy and guidelines, investment portfolio holdings and financing strategy. We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks can be quantified from historical experience and seek to actively manage those risks, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

Interest Rate Risk

        Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations, including our borrowings under the Financing Agreements. We primarily originate or acquire floating rate mortgage assets and finance those assets with index-matched floating rate liabilities. As a result, we significantly reduce our exposure to changes in portfolio value and cash flow variability related to changes in interest rates. However, we regularly measure our exposure to interest rate risk and assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not we should enter into hedging transactions and derivative financial instruments, such as forward sale commitments and interest rate floors in order to mitigate our exposure to changes in interest rates.

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

        For the year ended December 31, 2015, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the year ended December 31, 2015
Up 300 basis points	$7.7
Up 200 basis points	$4.9
Up 100 basis points	$2.1
Down to 0 basis points	$1.0

        The severity of any such impact depends on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase and any applicable floors and caps. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

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

        The fair value of ACRE Capital's MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital's MSRs by approximately $2.0 million and $1.8 million as of December 31, 2015 and 2014, respectively.

Prepayment and Securitizations Repayment Risk

        Our net income and earnings may be affected by prepayment rates on our existing CRE loans. When we originate our CRE loans, we anticipate that we will generate an expected yield. When borrowers prepay their CRE loans faster than we expect, we may be unable to replace these CRE loans with new CRE loans that will generate yields which are as high as the prepaid CRE loans. Additionally, principal repayment proceeds from mortgage loans in the CMBS and CLO are applied sequentially, first going to pay down the senior CMBS and CLO notes. We will not receive any proceeds from repayment of loans in the CMBS or CLO until all senior notes are repaid in full.

Real Estate Risk

        Commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; local markets with a significant exposure to the energy sector; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

Inflation Risk

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

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

Item 9A.    Controls And Procedures

        Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the Company's Co-Chief Executive Officers and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of December 31, 2015, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

        As of December 31, 2015, the Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management has concluded that its internal control over financial reporting as of December 31, 2015 is effective.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in the Company's definitive Proxy Statement for its 2016 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

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

  3.
  Exhibits.

Exhibit Number		Exhibit Description
2.1		Purchase and Sale Agreement, dated as of May 14, 2013, by and among Alliant, Inc., The Alliant Company, LLC and Ares Commercial Real Estate Corporation.(4)

3.1	*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation.

3.2		Amended and Restated Bylaws of Ares Commercial Real Estate Corporation.(1)

10.1		Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC.(2)

10.2		Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation.(8)

10.3		First Amendment to Management Agreement, dated as of September 30, 2013, by and between Ares Commercial Real Estate Corporation and Ares Commercial Real Estate Management LLC.(8)

10.4		Second Amendment to Management Agreement dated November 7, 2014 by and between Ares Commercial Real Estate Corporation and Ares Commercial Real Estate Management LLC.(19)

10.5		Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC.(2)

10.6		2012 Equity Incentive Plan.(1)

10.7		Form of Restricted Stock Agreement.(3)

10.8		Form of Indemnification Agreement with directors and certain officers.(2)

10.9		Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC.(2)

10.10		Letter Agreement re: Closing Statement Reference Date, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, The Alliant Company, LLC, a Florida limited liability company, and Alliant Inc., a Florida corporation.(5)

10.11		Letter Agreement re: "Greenleaf at Broadway" Reimbursable Loss Loan, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, The Alliant Company, LLC, a Florida limited liability company, and Alliant Inc., a Florida corporation.(5)

10.12		Registration Rights Agreement, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, Alliant Inc. and The Alliant Company, LLC.(6)

Exhibit Number	Exhibit Description
10.13	Pooling and Servicing Agreement, dated as of November 1, 2013, among ACRC 2013-FL1 Depositor LLC, as depositor, Wells Fargo Bank, National Association, as master servicer, Ares Commercial Real Estate Servicer LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator, paying agent and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor.(7)

10.14	Trust Asset Purchase Agreement, dated as of November 19, 2013, between ACRC Lender LLC, as seller, and ACRC 2013-FL1 Depositor LLC, as purchaser.(7)

10.15	Amended and Restated Master Repurchase and Securities Contract, dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as sellers, and Wells Fargo Bank, National Association, as buyer.(8)

10.16	Amended and Restated Custodial Agreement, dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as sellers, and Wells Fargo Bank, National Association, as buyer and custodian.(8)

10.17	Amended and Restated Controlled Account Agreement (Waterfall Account), dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as debtors, and Wells Fargo Bank, National Association, as secured party and depository bank.(8)

10.18	Amended and Restated Pledge and Security Agreement, dated as of December 20, 2013, by ACRC Lender LLC, as pledgor, in favor of Wells Fargo Bank, National Association, as secured party.(8)

10.19	Amended and Restated Guarantee Agreement, dated as of December 20, 2013, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Wells Fargo Bank, National Association, as bank.(8)

10.20	Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(9)

10.21	General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(9)

10.22	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent.(9)

10.23	Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(9)

10.24	Master Repurchase Agreement, dated as of April 9, 2014, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, Ares Commercial Real Estate Corporation, as guarantor, and UBS Real Estate Securities Inc., as buyer.(10)

10.25	Guaranty Agreement, dated as of April 9, 2014, by Ares Commercial Real Estate Corporation in favor of UBS Real Estate Securities Inc.(10)

Exhibit Number	Exhibit Description
10.26	Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of May 1, 2014, by and among ACRE Capital LLC, Bank of America, N.A., as agent and lender and the other lenders party thereto.(11)

10.27	Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract dated as of May 29, 2014, among ACRC Lender W LLC and ACRC Lender W TRS LLC and Wells Fargo Bank, National Association.(12)

10.28	Amendment No. 1 to Amended and Restated Guarantee Agreement dated as of May 29, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Wells Fargo Bank, National Association, as buyer.(12)

10.29	Credit Agreement, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(13)

10.30	General Continuing Guaranty, dated as of July 30, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(13)

10.31	Intercompany Subordination Agreement, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(13)

10.32	Credit Support Fee Agreement, dated as of July 30, 2014, by and among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Lender LLC and Ares Management LLC.(13)

10.33	Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(13)

10.34	Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(14)

10.35	Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(14)

10.36	Indenture dated as of August 15, 2014 among ACRE Commercial Mortgage 2014-FL2 Ltd, as issuer, ACRE Commercial Mortgage 2014-FL2 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(15)

10.37	Mortgage Asset Purchase Agreement dated as of August 15, 2014 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2014-FL2 Ltd., as issuer, and agreed and acknowledged by the Company.(15)

10.38	Amendment No. 1 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of November 24 2014, by and among ACRE Capital LLC, as borrower, Bank of America, N.A., as agent and lender and the other lenders party thereto.(16)

10.39	Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer.(17)

Exhibit Number	Exhibit Description
10.40	Omnibus Amendment To Other Transaction Documents and Reaffirmation of Guaranty, dated as of December 8, 2014, by and among ACRC Lender C LLC, ACRC Lender LLC, Ares Commercial Real Estate Corporation and Citibank, N.A.(17)

10.41	Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract dated as of December 12, 2014, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as sellers, and Wells Fargo Bank, National Association, as buyer.(18)

10.42	Amendment No. 2 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of February 27, 2015, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto.(20)

10.43	Amendment No. 3 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of April 15, 2015, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto.(21)

10.44	Bridge Loan Warehousing Credit and Security Agreement, dated as of May 27, 2015, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders.(22)

10.45	Guaranty Agreement, dated as of May 27, 2015, by Ares Commercial Real Estate Corporation, in favor of Bank of America, N.A., as Administrative Agent and Lender and for the benefit of the other Lenders.(22)

10.46	Pledge and Security Agreement, dated as of May 27, 2015, by and between ACRC Lender LLC and Bank of America, N.A., as Administrative Agent and Lender and for the benefit of the other Lenders.(22)

10.47	Amendment No. 2 to Master Repurchase Agreement dated as of October 21, 2015, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, Ares Commercial Real Estate Corporation, as guarantor and UBS Real Estate Securities, Inc., as buyer.(23)

10.48	Credit and Guaranty Agreement, dated as of December 9, 2015 by and among Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors, the lenders party thereto, Highbridge Principal Strategies, LLC, as administrative agent and DBD Credit Funding LLC, as collateral agent.(24)

10.49	Pledge and Security Agreement, dated as of December 9, 2015 among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC, ACRC Warehouse Holdings LLC and ACRC Lender and DBD Credit Funding LLC, as collateral agent for the lenders.(24)

10.50	Negative Pledge Agreement, dated as of December 9, 2015 by Ares Commercial Real Estate Corporation, ACRC KA JV Investor LLC, ACRC Lender LLC, ACRC Champions Investor LLC and ACRE Capital Holdings LLC in favor of DBD Credit Funding LLC, as collateral agent for the lenders.(24)

10.51	Amendment No. 5 to Amended and Restated Master Repurchase and Securities Contract and Amended and Restated Guarantee Agreement dated as of December 14, 2015, among ACRC Lender W LLC, ACRC Lender W TRS LLC and Ares Commercial Real Estate Corporation and Wells Fargo Bank, National Association.(25)

Exhibit Number		Exhibit Description
10.52	*	Amendment No. 2 to Bridge Loan Warehousing Credit and Security Agreement dated as of February 26, 2016, among ACRC Lender B LLC and Bank Of America, N.A.

10.53	*	Amendment No. 3 to Credit Agreement dated as of February 26, 2016, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.

21.1	*	Subsidiaries of Ares Commercial Real Estate Corporation

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith

(1)
Incorporated by reference to Exhibits 3.2 and 10.1, as applicable, to the Company's Form S-8 (File No. 333-181077), filed on May 1, 2012.

(2)
Incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on May 4, 2012.

(3)
Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Amendment No. 3 to Form S-11/A (File No. 333-176841), filed on April 12, 2012.

(4)
Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K (File No. 001-35517), filed on May 15, 2013.

(5)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on August 30, 2013.

(6)
Incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q (File No. 001-35517), filed on November 13, 2013.

(7)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on November 25, 2013.

(8)
Incorporated by reference to Exhibit 10.11, 10.12, 10.13, 10.14, 10.15, 10.17 and 10.18 to the Company's Form 10-K (File No. 001-35517), filed on March 17, 2014.

(9)
Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on March 14, 2014.

(10)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on April 15, 2014.

(11)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on May 6, 2014.

(12)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on June 3, 2014.

(13)
Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.6, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on July 31, 2014.

(14)
Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on August 18, 2014.

(15)
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

(19)
Incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q (File No. 001-35517), filed on November 10, 2014.

(20)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on March 5, 2015.

(21)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on April 20, 2015.

(22)
Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on June 2, 2015.

(23)
Incorporated by reference to Exhibits 10.1 to the Company's Form 8-K (File No. 001-35517), filed on October 26, 2015.

(24)
Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company's Form 8-K (File No. 001-35517), filed on December 14, 2015.

(25)
Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on December 17, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ares Commercial Real Estate Corporation

        We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ares Commercial Real Estate Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 1, 2016

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2015	2014
ASSETS
Cash and cash equivalents ($8 and $47 related to consolidated VIEs, respectively)	$8,995	$16,551
Restricted cash	30,380	66,121
Loans held for investment ($483,572 and $848,224 related to consolidated VIEs, respectively)	1,174,391	1,462,584
Loans held for sale, at fair value	30,612	203,006
Mortgage servicing rights, at fair value	61,800	58,889
Other assets ($2,695 and $3,438 of interest receivable related to consolidated VIEs, respectively; $35,607 and $18,352 of other receivables related to consolidated VIEs, respectively)	72,804	55,004

Total assets	$1,378,982	$1,862,155

LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$522,775	$552,799
Warehouse lines of credit	24,806	193,165
Secured term loan	69,762	—
Convertible notes	—	67,414
Commercial mortgage-backed securitization debt (consolidated VIE)	61,815	217,495
Collateralized loan obligation securitization debt (consolidated VIE)	192,528	305,734
Allowance for loss sharing	8,969	12,349
Due to affiliate	2,658	2,735
Dividends payable	7,152	7,147
Other liabilities ($299 and $498 of interest payable related to consolidated VIEs, respectively)	32,029	22,431

Total liabilities	922,494	1,381,269

Commitments and contingencies (Note 8)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2015 and 2014, 28,609,650 and 28,586,915 shares issued and outstanding at December 31, 2015 and 2014, respectively	284	284
Additional paid-in capital	421,179	420,344
Accumulated deficit	(11,992)	(17,674)

Total stockholders' equity	409,471	402,954
Non-controlling interests in consolidated VIEs	47,017	77,932

Total equity	456,488	480,886

Total liabilities and equity	$1,378,982	$1,862,155

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year ended December 31,
	2015	2014	2013
Net interest margin:
Interest income from loans held for investment	$86,337	$70,495	$37,600
Interest expense	(36,342)	(33,637)	(14,973)

Net interest margin	49,995	36,858	22,627

Mortgage banking revenue:
Servicing fees, net	16,051	16,399	5,754
Gains from mortgage banking activities	27,067	17,492	5,019
Provision for loss sharing	1,093	1,364	(6)
Change in fair value of mortgage servicing rights	(8,798)	(7,650)	(2,697)

Mortgage banking revenue	35,413	27,605	8,070

Gain on sale of loans	—	680	1,333

Total revenue	85,408	65,143	32,030

Expenses:
Management fees to affiliate	5,948	5,916	4,241
Professional fees	3,091	3,733	2,924
Compensation and benefits	20,448	18,649	5,456
Acquisition and investment pursuit costs	—	20	4,079
General and administrative expenses	6,795	9,252	3,955
General and administrative expenses reimbursed to affiliate	3,878	4,000	3,610

Total expenses	40,160	41,570	24,265
Changes in fair value of derivatives	—	—	1,739

Income from operations before gain on acquisition and income taxes	45,248	23,573	9,504
Gain on acquisition	—	—	4,438

Income before income taxes	45,248	23,573	13,942
Income tax expense (benefit)	1,928	(1,043)	176

Net income attributable to ACRE	43,320	24,616	13,766
Less: Net income attributable to non-controlling interests	(9,035)	(220)	—

Net income attributable to common stockholders	$34,285	$24,396	$13,766

Net income per common share:
Basic earnings per common share	$1.20	$0.86	$0.72

Diluted earnings per common share	$1.20	$0.85	$0.72

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,501,897	28,459,309	18,989,500
Diluted weighted average shares of common stock outstanding	28,597,568	28,585,022	19,038,152

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share data)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2012	9,267,162	$92	$169,200	$(3,854)	$165,438	$—	$165,438
Sale of common stock	18,601,590	186	250,501	—	250,687	—	250,687
Issuance of common stock-acquisition of ACRE Capital	588,235	6	7,506	—	7,512	—	7,512
Offering costs	—	—	(8,412)	—	(8,412)	—	(8,412)
Stock-based compensation	49,990	—	524	—	524	—	524
Net income	—	—	—	13,766	13,766	—	13,766
2015 Convertible Notes	—	—	86	—	86	—	86
Dividends declared	—	—	—	(23,385)	(23,385)	—	(23,385)

Balance at December 31, 2013	28,506,977	$284	$419,405	$(13,473)	$406,216	$—	$406,216
Stock-based compensation	79,938	—	939	—	939	—	939
Net income	—	—	—	24,396	24,396	220	24,616
Dividends declared	—	—	—	(28,597)	(28,597)	—	(28,597)
Contributions from non-controlling interests	—	—	—	—	—	77,712	77,712

Balance at December 31, 2014	28,586,915	$284	$420,344	$(17,674)	$402,954	$77,932	$480,886
Stock-based compensation	22,735	—	835	—	835	—	835
Net income	—	—	—	34,285	34,285	9,035	43,320
Dividends declared	—	—	—	(28,603)	(28,603)	—	(28,603)
Contributions from non-controlling interests	—	—	—	—	—	5,685	5,685
Distributions to non-controlling interests	—	—	—	—	—	(45,635)	(45,635)

Balance at December 31, 2015	28,609,650	$284	$421,179	$(11,992)	$409,471	$47,017	$456,488

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2015	2014	2013
Operating activities:
Net income	$43,320	$24,616	$13,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	9,559	9,716	3,274
Change in mortgage banking activities	(12,596)	(7,955)	(3,110)
Change in fair value of mortgage servicing rights	8,798	7,650	2,697
Accretion of deferred loan origination fees and costs	(4,979)	(3,661)	(2,366)
Provision for loss sharing	(1,093)	(1,364)	6
Cash paid to settle loss sharing obligations	(2,264)	(2,581)	(2,040)
Originations of mortgage loans held for sale	(681,928)	(497,258)	(84,150)
Sale of mortgage loans held for sale to third parties	850,816	302,886	102,363
Stock-based compensation	835	939	524
Changes in fair value of derivatives	—	—	(1,739)
Gain on acquisition	—	—	(4,438)
Depreciation expense	219	160	38
Deferred tax expense	2,093	93	61
Changes in operating assets and liabilities:
Restricted cash	38,956	(43,811)	1,648
Other assets	20,040	(10,892)	(4,414)
Due to affiliate	(77)	(61)	1,476
Other liabilities	3,820	(1,391)	1,848

Net cash provided by (used in) operating activities	275,519	(222,914)	25,444

Investing activities:
Issuance of and fundings on loans held for investment	(228,500)	(711,136)	(675,607)
Principal repayment of loans held for investment	411,740	193,867	66,920
Issuance of a mortgage loan held for sale	—	—	(84,769)
Proceeds from sale of a mortgage loan held for sale	74,625	80,197	—
Receipt of origination fees	1,078	7,082	6,058
Acquisition of ACRE Capital, net of cash acquired	—	—	(58,258)
Purchases of other assets	(604)	(823)	(41)
Payments for acquisition of intangible assets	—	(1,008)	—
Payments for acquisition of mortgage servicing rights	—	(1,259)	—

Net cash provided by (used in) investing activities	258,339	(433,080)	(745,697)

Financing activities:
Proceeds from secured funding agreements	345,434	1,143,342	703,154
Repayments of secured funding agreements	(375,458)	(854,962)	(582,991)
Payment of secured funding costs	(8,013)	(10,841)	(7,033)
Proceeds from issuance of debt of consolidated VIEs	—	308,703	395,027
Repayments of debt of consolidated VIEs	(272,471)	(175,984)	—
Proceeds from issuance of common stock	—	—	250,687
Payment of offering costs	—	(113)	(8,834)
Proceeds from warehouse lines of credit	804,935	544,011	97,676
Repayments of warehouse lines of credit	(973,294)	(350,846)	(112,148)
Proceeds from secured term loan	75,000	—	—
Repayment of convertible debt	(69,000)	—	—
Dividends paid	(28,597)	(28,577)	(18,575)
Contributions from non-controlling interests	5,685	77,712	—
Distributions to non-controlling interests	(45,635)	—	—

Net cash provided by (used in) financing activities	(541,414)	652,445	716,963

Change in cash and cash equivalents	(7,556)	(3,549)	(3,290)
Cash and cash equivalents, beginning of period	$16,551	$20,100	$23,390

Cash and cash equivalents, end of period	$8,995	$16,551	$20,100

Supplemental Information:
Interest paid during the period	$28,731	$23,870	$11,317
Income taxes paid during the period	$83	$430	$—
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$7,152	$7,147	$7,127
Deferred financing and offering costs	$—	$—	$174
Notes receivable related to consolidated VIEs	$35,607	$16,116	$—
Issuance of common stock for acquisition of ACRE Capital	$—	$—	$7,512
Fair value of assets acquired from ACRE Capital, net of cash acquired	$—	$—	$112,609
Fair value of liabilities assumed from ACRE Capital	$—	$—	$48,401

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2015
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

        In the Company's principal lending business, it is primarily focused on directly originating, managing and servicing a diversified portfolio of CRE debt-related investments for the Company's own account. The Company's target investments in its principal lending business include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments. These investments, which are referred to as the Company's "principal lending target investments," are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior-living and other commercial real estate properties, or by ownership interests therein.

        The Company is also engaged in the mortgage banking business through its wholly owned subsidiary, ACRE Capital LLC ("ACRE Capital"), which the Company believes is complementary to its principal lending business. In this business segment, the Company primarily originates, sells and services multifamily and senior-living related loans under programs offered by government-sponsored enterprises ("GSEs"), such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") and by government agencies, such as the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, "HUD"). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing ("DUS") lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While the Company earns little interest income from these activities as it generally only holds loans for short periods, the Company receives origination fees when it closes loans and sale premiums when it sells loans. The Company also retains the rights to service the loans, which are known as mortgage servicing rights ("MSRs") and receives fees for such servicing during the life of the loans, which generally last ten years or more.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles ("GAAP") and include the accounts of the Company, the consolidated variable interest entities ("VIEs") that the Company controls and of which the Company is the primary beneficiary, and the Company's wholly owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company's results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated.

Variable Interest Entities

        The Company evaluates all of its interests in VIEs for consolidation. When the Company's interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary and it does not consolidate the VIE.

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

        The Company performs an ongoing reassessment of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding its involvement with a VIE cause the Company's consolidation conclusion regarding the VIE to change. See Note 16 included in these consolidated financial statements for further discussion of the Company's VIEs.

Segment Reporting

        The Company has two reportable business segments: principal lending and mortgage banking. See Note 18 included in these consolidated financial statements for further discussion of the Company's reportable business segments.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation. Amortization of convertible notes issuance costs and accretion of convertible notes have been reclassified into amortization of deferred financing costs in the consolidated statements of cash flows. As of December 31, 2015, the Company no longer presents amortization of convertible notes issuance costs and accretion of convertible notes in its consolidated statements of cash flows.

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

        Each loan classified as held for investment is evaluated for impairment on a quarterly basis. Loans are collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower's ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral, (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower's exit plan, among other factors.

        In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of December 31, 2015, 2014 and 2013, the Company did not recognize any impairment charges with respect to its loans held for investment.

        Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment regarding the borrower's ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. The Company may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

        Although the Company generally holds its target investments as long-term investments within its principal lending business, the Company may occasionally classify some of its investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale in the Company's consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. As of December 31, 2015 and 2014, the Company did not have any loans held for sale in its principal lending business.

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

Debt Issuance Costs

        Debt issuance costs under the Company's indebtedness are capitalized and amortized over the terms of the respective debt instrument. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization, the related unamortized debt issuance costs are charged to expense based on a pro-rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense in the Company's consolidated statements of operations while the unamortized balance on (i) Secured Funding Agreements and Warehouse Lines of Credit (each individually defined in Note 6 included in these consolidated financial statements) are included within other assets and (ii) the Secured Term Loan and the 2015 Convertible Notes (each individually defined in Note 6 included in these consolidated financial statements) are included as a reduction to the carrying amount of the liability, in the Company's consolidated balance sheets.

        The original issue discount ("OID") on amounts drawn under the Company's Secured Term Loan (defined in Note 6 included in these consolidated financial statements) represents a discount to the face amount of the drawn debt obligations. The OID is amortized over the term of the Secured Term Loan using the effective interest method and is included within interest expense in the Company's consolidated statements of operations while the unamortized balance is a reduction to the carrying amount of the Secured Term Loan in the Company's consolidated balance sheets.

Derivative Financial Instruments

        The Company does not hold or issue derivative instruments for trading purposes. The Company recognizes derivatives in its consolidated balance sheets, measures them at their estimated fair value and recognizes changes in their estimated fair value in the Company's consolidated statements of operations for the period in which the change occurs.

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

        On December 19, 2012, the Company issued unsecured 7.00% Convertible Senior Notes that matured in December 2015 (the "2015 Convertible Notes"). The conversion features of the 2015 Convertible Notes were deemed to be an embedded derivative under FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, the Company was required to bifurcate the embedded derivative related to the conversion features of the 2015 Convertible Notes. Prior to June 26, 2013, the Company recognized the embedded derivative as a liability on its balance sheet, measured at its estimated fair value and recognized changes in its estimated fair value within changes in fair value of derivatives in the Company's consolidated statements of operations for the period in which the change occurs. See Note 9 included in these consolidated financial statements for information on the derivative liability reclassification. In December 2015, the Company repaid the entire aggregate principal amount outstanding of its 2015 Convertible Notes. See Note 6 included in these consolidated financial statements for information on the 2015 Convertible Notes redemption.

Fair Value Measurements

        GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The financial instruments recorded at fair value on a recurring basis in the Company's consolidated financial statements are derivative financial instruments, MSRs and loans held for sale. The Company has not elected the fair value option for certain other financial instruments, including loans held for investment, secured funding agreements and other debt instruments. Such financial instruments are carried at cost. Fair value is separately disclosed (see Note 13 included in these consolidated financial statements).

Allowance for Loss Sharing

        When a loan is sold under the Fannie Mae DUS program, ACRE Capital undertakes an obligation to partially guarantee the performance of the loan. The date ACRE Capital commits to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guarantee is recognized. Subsequent to the initial commitment date, the Company monitors the performance of each loan for events or circumstances which may signal an additional liability to be recognized if there is a probable and estimable loss. The initial fair value of the guarantee is estimated by examining historical loss share experienced in the ACRE Capital Fannie Mae DUS portfolio over the most recent ten-year period. The initial fair value of the guarantee is included within the provision for loss sharing in the Company's consolidated statements of operations. These historical loss shares serve as a basis to derive a loss share rate which is then applied to the current ACRE Capital DUS portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis).

Servicing Fee Payable

        ACRE Capital provides additional payments to certain personnel by providing them with a percentage of the servicing fee revenue that is earned by ACRE Capital, which is initially recorded as a liability when ACRE Capital commits to make a loan to a borrower (the "servicing fee payable"). The initial fair value of the liability represents the expected net cash payments over the life of the related mortgage loan that are discounted at a rate that reflects the credit and liquidity risk of the related MSR. ACRE Capital incurs an expense over the life of each loan as long as the related loan is performing. If a particular loan is not performing, the recipient will not receive the additional compensation on that loan, and if a loss sharing event is triggered, the recipient will not receive a portion of the additional compensation on other loans. The servicing fee payable is included within other liabilities in the consolidated balance sheets. The initial fair value of the related expense is included within gains from mortgage banking activities and the changes in the fair value of the servicing fee payable over the life of the related mortgage loan is included within servicing fee revenue on a net basis in the consolidated statements of operations in the period in which the change occurs.

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

        A reconciliation of the Company's interest income from loans held for investment, excluding non-controlling interests, to the Company's interest income from loans held for investment as included within its consolidated statements of operations is as follows ($ in thousands):

	For the year ended December 31,
	2015	2014
Interest income from loans held for investment, excluding non-controlling interests	$77,278	$70,188
Interest income from non-controlling interest investment held by third parties	9,059	307

Interest income from loans held for investment	$86,337	$70,495

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

Net Interest Margin and Interest Expense

        Net interest margin within the consolidated statements of operations is a measure that is specific to the Company's principal lending business and serves to measure the performance of the principal lending segment's loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt, the Secured Term Loan and the 2015 Convertible Notes (individually defined in Note 6 included in these consolidated financial statements) in net interest margin. For the years ended December 31, 2015, 2014 and 2013, interest expense is comprised of the following ($ in thousands):

	For the year ended December 31,
	2015	2014	2013
Secured funding agreements and securitizations debt	$29,740	$27,299	$8,774
Secured term loan	388	—	—
Convertible notes	6,214	6,338	6,199

Interest expense	$36,342	$33,637	$14,973

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

        In connection with the acquisition of ACRE Capital, the Company created a wholly owned subsidiary, ACRE Capital Holdings LLC ("TRS Holdings"), to hold the common units of ACRE Capital. The Company formed a wholly owned subsidiary in December 2013, ACRC W TRS and in March 2014, ACRC U TRS in order to issue and hold certain loans intended for sale. The Company currently owns 100% of the equity of TRS Holdings, ACRC W TRS and ACRC U TRS. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary ("TRS") elections were made with respect to TRS Holdings, ACRC W TRS and ACRC U TRS. A TRS is an entity taxed as a corporation other than a REIT in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm's-length basis.

        For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company's GAAP consolidated earnings recognized by TRS Holdings, ACRC W TRS and ACRC U TRS.

        FASB ASC Topic 740, Income Taxes ("ASC 740"), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2015 and 2014, based on the Company's evaluation, there is no reserve for any uncertain income tax positions. TRS Holdings, ACRC W TRS and ACRC U TRS recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

        For the years ended December 31, 2015, 2014 and 2013, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Earnings per Share

        The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company's restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock and convertible debt, except when doing so would be anti-dilutive. With respect to the 2015 Convertible Notes, the Company applied the treasury stock method when determining the dilutive impact on earnings per share.

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

Costs Associated with Restructuring Activities

        The Company began restructuring and relocating certain ACRE Capital support services during the three months ended March 31, 2014. The Company incurred costs related to these restructuring activities, including employee termination costs and office relocation costs. The employee termination costs are associated with the severance of certain employees, retention bonuses and guaranteed bonuses to certain key employees, insurance and outplacement, which were accounted for on a straight-line basis over the period from notification through each employee's termination date. If employees were required to render services (beyond a minimum retention period) in order to receive the termination benefits, a liability for employee termination costs was measured initially at the communication date based on its fair value, as of the termination date, and recognized ratably over the future service period. Office relocation costs included costs that were incurred in the physical move of offices and incremental rent costs, which were expensed when space was vacated. The costs incurred were included within general and administrative expenses in the Company's consolidated statements of operations. The ACRE Capital restructuring was completed as of December 31, 2014. See Note 20 included in these consolidated financial statements.

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition." Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, "Consolidation: Amendments to the Consolidation Analysis (Topic 810)." The guidance in this ASU includes amendments to Topic 810,

"Consolidation." The new guidance modifies the consolidation analysis for limited and general partnerships and similar type entities, as well as variable interests in a VIE, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The amendments in ASU No. 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The new guidance modifies the requirements for reporting debt issuance costs. Under the amendments in ASU No. 2015-03, debt issuance costs related to a recognized debt liability will no longer be recorded as a separate asset, but will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. In addition, in August 2015, the FASB issued ASU No. 2015-15, "Interest—Imputation of Interest (Subtopic 835-30)." The additional guidance reiterates that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. ASU No. 2015-03 and ASU No. 2015-15 are required to be applied retrospectively for periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this guidance retrospectively during the fourth quarter of 2015. As a result of adopting this guidance, the following balance sheet line items decreased as of December 31, 2014 as presented in the following table ($ in thousands):

	As of December 31, 2014
	Other Assets	Total Assets	Convertible Notes	Commercial Mortgage- Backed Securitization Debt	Collateralized Loan Obligation Securitization Debt	Total Liabilities	Total Liabilities and Equity
Previously reported	$60,502	$1,867,653	$68,395	$219,043	$308,703	$1,386,767	$1,867,653
Deferred debt issuance costs	(5,498)	(5,498)	(981)	(1,548)	(2,969)	(5,498)	(5,498)

Current presentation	$55,004	$1,862,155	$67,414	$217,495	$305,734	$1,381,269	$1,862,155

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The guidance in this ASU supersedes the leasing guidance in Topic 840, "Leases." Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

3.     LOANS HELD FOR INVESTMENT

        As of December 31, 2015, the Company had originated or co-originated 38 loans held for investment, excluding 24 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.3 billion and outstanding principal was $1.1 billion, excluding non-controlling interests held by third parties, as of December 31, 2015. During the year ended December 31, 2015, the Company funded approximately $229.9 million of outstanding principal, received repayments of $410.6 million of outstanding principal, excluding non-controlling interests held by third parties, and sold a $75.0 million loan to a third party as described in more detail in the tables below. Such investments are referred to herein as the Company's "investment portfolio." As of December 31, 2015, 66.2% of the Company's loans have LIBOR floors, with a weighted average floor of 0.24%, calculated based on loans with LIBOR floors. References to LIBOR or "L" are to 30-day LIBOR (unless otherwise specifically stated).

        The Company's investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize the Company's loans held for investment as of December 31, 2015 and 2014 ($ in thousands):

	As of December 31, 2015
	Carrying Amount(1)	Outstanding Principal(1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield(2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$961,395	$965,578	4.4%	5.1%	1.4
Subordinated debt and preferred equity investments	166,417	168,264	10.6%	11.2%	5.1

Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842	5.3%	6.0%	1.9

	As of December 31, 2014
	Carrying Amount(1)	Outstanding Principal(1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield(2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,156,476	$1,164,055	4.5%	5.0%	2.1
Subordinated debt and preferred equity investments	228,499	231,226	10.3%	10.7%	6.1

Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975	$1,395,281	5.5%	6.0%	2.8

(1)
The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs. The tables above exclude non-controlling interests held by third parties. A reconciliation of the Carrying Amount of loans held for investment portfolio, excluding non-controlling interests, to the Carrying Amount of loans held for investment, as included within the Company's consolidated balance sheets is presented below.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2015 and 2014 as weighted by the Outstanding Principal balance of each loan.

        A reconciliation of the Company's loans held for investment portfolio, excluding non-controlling interests held by third parties, to the Company's loans held for investment as included within its consolidated balance sheets is as follows ($ in thousands):

	As of December 31, 2015
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842
Non-controlling interest investment held by third parties	46,579	46,579

Loans held for investment	$1,174,391	$1,180,421

	As of December 31, 2014
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,384,975	$1,395,281
Non-controlling interest investment held by third parties	77,609	77,609

Loans held for investment	$1,462,584	$1,472,890

        A more detailed listing of the Company's investment portfolio, excluding non-controlling interests, based on information available as of December 31, 2015 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal(1)	Carrying Amount(1)	Interest Rate	Unleveraged Effective Yield(2)	Maturity Date(3)	Payment Terms(4)
Senior Mortgage Loans:
Office	TX	$80.5	$80.0	L+5.00%	6.2%	Jan 2017	I/O
Retail	IL	75.9	75.6	L+4.00%	(6)	4.8%	Aug 2017	I/O
Mixed-use	IL	53.2	52.7	L+3.60%	4.4%	Oct 2018	I/O
Office	FL	47.3	47.3	L+5.25%	5.6%	Apr 2016	I/O
Multifamily	TX	44.7	44.7	L+3.75%	4.7%	July 2016	I/O
Healthcare	NY	41.6	41.4	L+5.00%	5.9%	Dec 2016	I/O
Industrial	MO/KS	37.4	37.3	L+4.30%	5.2%	Jan 2017	P/I	(5)
Hotel	NY	36.5	36.2	L+4.75%	5.6%	June 2018	I/O
Hotel	MI	35.2	35.1	L+4.15%	4.8%	July 2017	I/O
Multifamily	TX	35.0	35.0	L+3.75%	4.7%	July 2016	I/O
Office	FL	34.0	33.9	L+3.65%	4.3%	Oct 2017	I/O
Industrial	OH	32.5	32.3	L+4.20%	5.0%	May 2018	I/O	(5)
Retail	IL	30.4	30.2	L+3.25%	4.1%	Sep 2018	I/O
Multifamily	NY	28.3	28.2	L+3.75%	4.7%	Oct 2017	I/O
Multifamily	TX	27.6	27.5	L+3.65%	4.6%	Jan 2017	I/O
Office	OR	28.4	28.1	L+3.75%	4.6%	Oct 2018	I/O
Mixed-use	NY	28.0	27.9	L+4.25%	5.0%	Aug 2017	I/O
Office	KS	25.5	25.5	L+5.00%	5.9%	Mar 2016	I/O
Multifamily	TX	25.0	24.9	L+3.65%	4.6%	Jan 2017	I/O
Multifamily	TX	23.9	23.8	L+3.80%	4.4%	Jan 2019	I/O
Multifamily	GA	23.1	23.0	L+3.85%	5.0%	May 2017	I/O
Multifamily	AZ	22.1	22.1	L+4.25%	5.5%	Sep 2016	I/O
Industrial	VA	19.0	19.0	L+5.25%	6.4%	Jan 2016	(7)	I/O
Office	CO	18.7	18.5	L+3.95%	4.9%	Dec 2017	I/O
Office	CA	15.9	15.8	L+3.75%	4.6%	July 2016	I/O
Multifamily	NC	16.0	15.9	L+4.00%	5.0%	Apr 2017	I/O
Office	CA	14.9	14.9	L+4.50%	5.5%	July 2016	I/O
Multifamily	NY	14.9	14.9	L+3.85%	4.7%	Nov 2017	I/O
Office	CA	14.5	14.5	L+4.75%	5.8%	Feb 2016	I/O
Mixed-use	NY	13.1	13.0	L+3.95%	5.0%	Sep 2017	I/O
Multifamily	FL	12.3	12.2	L+3.75%	4.8%	Apr 2017	I/O
Industrial	CA	10.1	10.0	L+5.25%	6.5%	May 2017	I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	GA and FL	50.8	50.3	L+11.85%	(8)	12.5%	June 2021	I/O
Multifamily	NY	33.3	33.2	L+8.07%	8.8%	Jan 2019	I/O
Office	GA	14.3	14.3	9.50%	9.5%	Aug 2017	I/O
Mixed-use	NY	16.5	16.4	11.50%	(9)	12.1%	Nov 2016	I/O
Multifamily	TX	4.9	4.8	L+11.00%	(10)	11.8%	Oct 2016	I/O
Various	Diversified(11)	48.5	47.4	10.95%	11.7%	Dec 2024	I/O

Total/Weighted Average	$1,133.8	$1,127.8	6.0%

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of December 31, 2015 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2015 as weighted by the Outstanding Principal balance of each loan.

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

(5)
In January 2015, amortization began on the senior Missouri/Kansas loan, which had an outstanding principal balance of $37.4 million as of December 31, 2015. In May 2017, amortization will begin on the senior Ohio loan, which had an outstanding principal balance of $32.5 million as of December 31, 2015. The remainder of the loans in the Company's principal lending portfolio are non-amortizing through their primary terms.

(6)
In April 2015, the Company entered into a loan modification that lowered the interest rate to L+4.00% with a 4.20% interest rate floor and extended the make-whole provision to November 2016.

(7)
In December 2015, the Company entered into a modification agreement that extended the maturity date to January 2016.

(8)
The preferred return is L+11.85% with 2.00% as payment-in-kind ("PIK"), to the extent cash flow is not available. There is no capped dollar amount on accrued PIK.

(9)
The interest rate is 11.50% with a 9.00% current pay and up to a capped dollar amount as PIK based on the borrower's election. In July 2015, the Company entered into an amendment to increase the loan commitment and outstanding principal by $650 thousand at an interest rate of 15.00% on the increased commitment and outstanding principal only.

(10)
The preferred return is L+11.00% with a L+9.00% current pay and up to a capped dollar amount as PIK.

(11)
The preferred equity investment is in an entity whose assets are comprised of multifamily, student housing and medical office properties.

        For the years ended December 31, 2015 and 2014, the activity in the Company's loan portfolio was as follows ($ in thousands):

Balance at December 31, 2013	$958,495
Initial funding	637,222
Receipt of origination fees, net of costs	(7,026)
Additional funding	80,215
Loan payoffs	(209,983)
Origination fee accretion	3,661

Balance at December 31, 2014	$1,462,584
Initial funding	159,348
Receipt of origination fees, net of costs	(1,078)
Additional funding	70,529
Amortizing payments	(601)
Loan payoffs	(446,745)
Loans sold to third parties(1)	(74,625)
Origination fee accretion	4,979

Balance at December 31, 2015	$1,174,391

(1)
In July 2015, the Company sold a loan to a third party that was previously classified as held for investment. At the time of the sale, the loan had an unleveraged effective yield of 4.2% as compared to the 4.9% weighted average unleveraged effective yield for all senior loans held by the Company. No gain or loss was recognized on the sale.

        No impairment charges have been recognized during the years ended December 31, 2015, 2014 and 2013.

4.     MORTGAGE SERVICING RIGHTS

        MSRs represent servicing rights retained by ACRE Capital for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. ACRE Capital generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, ACRE Capital is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of December 31, 2015 and 2014, the carrying value of MSRs was approximately $61.8 million and $58.9 million, respectively. As of

December 31, 2015 and 2014, ACRE Capital had a servicing portfolio consisting of 973 and 976 loans, respectively, with an unpaid principal balance of $4.9 billion and $4.1 billion, respectively, which excludes ACRE's loans held for investment portfolio (see Note 14 included in these consolidated financial statements).

        Activity related to MSRs as of and for the years ended December 31, 2015 and 2014 was as follows ($ in thousands):

Balance at December 31, 2013	$59,640
MSRs acquired in asset acquisition (See Note 17)	1,259
Additions, following sale of loan	7,853
Changes in fair value	(7,650)
Prepayments and write-offs	(2,213)

Balance at December 31, 2014	$58,889
MSRs purchased	549
Additions, following sale of loan	13,267
Changes in fair value	(8,798)
Prepayments and write-offs	(2,107)

Balance at December 31, 2015	$61,800

        As discussed in Note 2 included in these consolidated financial statements, the Company determines the fair values of the MSRs based on discounted cash flow models that calculate the present value of estimated future net servicing income. The fair values of ACRE Capital's MSRs are subject to changes in discount rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital's MSRs outstanding as of December 31, 2015 and 2014 by approximately $2.0 million and $1.8 million, respectively.

5.     INTANGIBLE ASSETS

        As of December 31, 2015 and 2014, the carrying value of the Company's intangible assets, as described in Note 2 included in these consolidated financial statements, was $6.0 million, which is included within other assets in the Company's consolidated balance sheets. On August 5, 2014, ACRE Capital was approved and granted a license by Freddie Mac as a Program Plus® Seller/Servicer for multifamily loans under which ACRE Capital is authorized to sell and service Freddie Mac loans secured by multifamily properties located in New York and Princeton, New Jersey. ACRE Capital can also sell and service Freddie Mac loans secured by multifamily properties located outside of its approved geographic area if it obtains a waiver from Freddie Mac. As a Program Plus® Seller/Servicer, ACRE Capital is approved to originate and sell to Freddie Mac multifamily loans that satisfy Freddie Mac's underwriting and other eligibility requirements. Under the program, ACRE Capital submits its completed loan underwriting package to Freddie Mac and obtains Freddie Mac's commitment to purchase the loan at a specified price after closing. Ultimately, Freddie Mac performs its own underwriting of loans that ACRE Capital sells to it. Freddie Mac may choose to hold, sell, or later securitize such loans. ACRE Capital does not have any material risk-sharing arrangements on loans it sells to Freddie Mac under Program Plus®.

        As of December 31, 2015, the carrying value of the Company's intangible assets of $6.0 million includes the Freddie Mac Program Plus® Seller/Servicer license with a carrying value of $1.0 million. The identified intangible assets have indefinite lives and are not subject to amortization. The Company performs an annual assessment of impairment of its intangible assets in the fourth quarter of each year or whenever events or circumstances make it more likely than not that impairment may have occurred. For the years ended December 31, 2015 and 2014, no impairment charges have been recognized.

6.     DEBT

Financing Agreements

        The Company borrows funds under the ASAP Line of Credit and the BAML Line of Credit (individually defined below and together, the "Warehouse Lines of Credit"), the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined below and along with the Capital One Facility, collectively, the "Secured Funding Agreements"). The Company refers to the Warehouse Lines of Credit, the Secured Funding Agreements and the Secured Term Loan (defined below) as the "Financing Agreements". As of December 31, 2015 and 2014, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of December 31,
	2015			2014
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$101,473	$225,000		$120,766	$225,000
Citibank Facility	112,827	250,000		93,432	250,000
Capital One Facility	—	—	(1)	—	100,000
BAML Facility	—	50,000		—	—
March 2014 CNB Facility	—	50,000		42,000	50,000
July 2014 CNB Facility	66,200	75,000		75,000	75,000
MetLife Facility	109,474	180,000		144,673	180,000
April 2014 UBS Facility	75,558	140,000		19,685	140,000
December 2014 UBS Facility	57,243	57,243		57,243	57,243
ASAP Line of Credit	—	80,000	(2)	58,469	80,000	(2)
BAML Line of Credit	24,806	135,000	(3)	134,696	180,000	(3)
Secured Term Loan	75,000	155,000		—	—

Total	$622,581	$1,397,243		$745,964	$1,337,243

(1)
The secured revolving funding facility with Capital One, National Association (as amended, the "Capital One Facility") matured on May 18, 2015. The Capital One Facility had been repaid in full and its term was not extended.

(2)
The commitment amount is subject to change at any time at Fannie Mae's discretion.

(3)
In November 2014, the BAML Line of Credit's (defined below) commitment size temporarily increased from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. In February 2015, the BAML Line of Credit's commitment size increased from $80.0 million to $135.0 million. In April 2015, the BAML Line of Credit's commitment size temporarily increased from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015.

        Some of the Company's Financing Agreements are collateralized by (i) assignments of specific loans, preferred equity or a pool of loans held for investment or loans held for sale owned by the

Company, (ii) interests in the subordinated portion of the Company's securitizations debt, or (iii) interests in wholly owned entity subsidiaries that hold the Company's loans held for investment. The Company is the borrower or guarantor of each of the Financing Agreements (excluding the Warehouse Lines of Credit). Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Secured Funding Agreements used to fund them. The Company's Financing Agreements contain various affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar financing arrangements.

Wells Fargo Facility

        The Company is party to a master repurchase funding facility arranged by Wells Fargo Bank, National Association ("Wells Fargo") (as amended and restated, the "Wells Fargo Facility"), which allows the Company to borrow up to $225.0 million. In December 2014, the Company amended and restated the Wells Fargo Facility to, among other things, extend the maturity date from December 14, 2014 to December 14, 2015 and waive the non-utilization fee from December 14, 2014 through April 14, 2015. In December 2015, the Company amended and restated the Wells Fargo Facility to, among other things, extend the maturity date from December 14, 2015 to December 14, 2016. Provided that certain conditions are met and applicable extension fees are paid, the maturity date is subject to two 12-month extensions at the Company's option. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral. Beginning on December 14, 2015, advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. Prior to December 14, 2015, advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00% to 2.50%. Subject to the waiver set forth above, the Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the years ended December 31, 2015, 2014 and 2013, the Company incurred a non-utilization fee of $195 thousand, $213 thousand and $218 thousand, respectively.

        The Wells Fargo Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company's subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the Wells Fargo Facility.

Citibank Facility

        The Company is party to a $250.0 million master repurchase facility (the "Citibank Facility") with Citibank, N.A. Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank, N.A. in its sole discretion. Advances under the Citibank Facility accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.00% to 2.50%, subject to certain exceptions. Under the Citibank Facility, the maturity date is December 8, 2016, subject to three 12-month extensions at the Company's option assuming no existing defaults under the Citibank Facility and applicable extension fees are paid. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the years ended December 31, 2015, 2014 and 2013, the Company incurred a non-utilization fee of $369 thousand, $316 thousand and $164 thousand, respectively.

        The Citibank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company's subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company's tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company's recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company's total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company's total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the Citibank Facility.

BAML Facility

        The Company is party to a $50.0 million Bridge Loan Warehousing Credit and Security Agreement (the "BAML Facility") with Bank of America, N.A. Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by healthcare facilities and other multifamily properties. Bank of America, N.A. may approve the loans on which advances are made under the BAML Facility in its sole discretion. The Company may request individual loans under the BAML Facility through May 26, 2016. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company's option upon the satisfaction of certain conditions and applicable extension fees being paid. The BAML Facility is fully guaranteed by the Company and a subsidiary of the Company has pledged its equity interest in the Company's subsidiary, ACRC Lender B LLC, to secure the obligations under the BAML Facility. The final maturity date of individual loans under the BAML Facility is May 26, 2019. Advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The BAML Facility contains mandatory prepayment events with respect to individual advances if certain specified coverage ratio or other credit based tests are not met with respect to the related eligible assets. The Company incurs a non-utilization fee of 12.5 basis points on the average daily available balance of the BAML Facility. For the year ended December 31, 2015, the Company incurred a non-utilization fee of $37 thousand. See Note 21 included in these consolidated financial statements for a subsequent event related to the BAML Facility.

        The BAML Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company's subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the BAML Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after September 30, 2013, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the BAML Facility.

City National Bank Facilities

  March 2014 CNB Facility

        The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the "March 2014 CNB Facility"). The Company is permitted to borrow funds under the March 2014 CNB Facility to finance investments and for other working capital and general corporate needs. Advances under the March 2014 CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company's option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the March 2014 CNB Facility is used on average, unused commitments under the March 2014 CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the years ended December 31, 2015 and 2014, the Company incurred a non-utilization fee of $177 thousand and $82 thousand, respectively. The initial maturity date is March 11, 2016, subject to one 12-month extension at the Company's option provided that certain conditions are met and applicable extension fees are paid. See Note 21 included in these consolidated financial statements for a subsequent event related to the March 2014 CNB Facility.

        The March 2014 CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company's subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the March 2014 CNB Facility and its subsidiaries, and (f) prohibitions of certain change of control events. The agreements governing the March 2014 CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the

Company after March 12, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions, and (vi) maintaining its status as a REIT. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the March 2014 CNB Facility.

  July 2014 CNB Facility

        The Company and certain of its subsidiaries are party to a $75.0 million revolving funding facility (the "July 2014 CNB Facility" and together with the March 2014 CNB Facility, the "CNB Facilities") with City National Bank. The Company is permitted to borrow funds under the July 2014 CNB Facility to finance investments and for other working capital and general corporate needs. Advances under the July 2014 CNB Facility accrue interest at a per annum rate equal, at the Company's option, to either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 1.50% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 0.25%; provided that in no event shall the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility is used on average, unused commitments under the July 2014 CNB Facility accrue unused line fees at the rate of 0.125% per annum. For the years ended December 31, 2015 and 2014, the Company incurred a non-utilization fee of $4 thousand and $15 thousand, respectively. In July 2015, the Company exercised a 12-month extension option to extend the maturity date to July 31, 2016. See Note 14 included in these consolidated financial statements for more information on a credit support fee agreement with respect to the July 2014 CNB Facility.

        The July 2014 CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company's subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the July 2014 CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events. The agreements governing the July 2014 CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after July 30, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the July 2014 CNB Facility.

MetLife Facility

        The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility (the "MetLife Facility") with Metropolitan Life Insurance Company ("MetLife"), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. Advances under the

MetLife Facility accrue interest at a per annum rate of 30 day LIBOR plus 2.35%. The Company will pay MetLife, if applicable, an annual make-whole fee equal to the amount by which the aggregate price differential paid over the term of the MetLife Facility is less than the defined minimum price differential, unless certain conditions are met. The initial maturity date of the MetLife Facility is August 12, 2017, subject to two 12-month extensions at the Company's option provided that certain conditions are met and applicable extension fees are paid.

        The MetLife Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company's subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, and (d) limitations on dispositions of assets. The agreements governing the MetLife Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after August 13, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, and (v) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the MetLife Facility, the Company may be required to repay certain amounts under the MetLife Facility. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the MetLife Facility.

UBS Facilities

  April 2014 UBS Facility

        The Company is party to a $140.0 million revolving master repurchase facility (the "April 2014 UBS Facility") with UBS Real Estate Securities Inc. ("UBS"), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. Since October 21, 2015, the price differential (or interest rate) on the April 2014 UBS Facility is one-month LIBOR plus (a) 1.88% per annum, for assets that are subject to an advance for one year or less, (b) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years; and (c) 2.28% per annum, for assets that are subject to an advance for greater than two years; in each case, excluding amortization of commitment and exit fees. Prior to October 21, 2015, the price differential (or interest rate) on the April 2014 UBS Facility was one-month LIBOR plus 1.88%. In October 2015, the Company entered into an amendment to extend the initial maturity date to October 21, 2018. The initial maturity date is subject to annual extensions in UBS' sole discretion. Upon termination of the April 2014 UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the April 2014 UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met.

        The April 2014 UBS Facility contains margin call provisions that provide UBS with certain rights if the applicable percentage of the aggregate asset value of the purchased assets under the April 2014 UBS Facility is less than the aggregate purchase price for such assets. The April 2014 UBS Facility is fully guaranteed by the Company and requires the Company to maintain certain financial and other covenants including the following: (a) maintaining a ratio of (i) recourse debt to tangible net worth of not more than 3.00 to 1.00 and (ii) total debt to tangible net worth of not more than 4.00 to 1.00, (b) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30,

2013, plus 80% of net cash proceeds received from all subsequent equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of adjusted-EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) to fixed charges) for the immediately preceding 12-month period ending on the last day of the applicable reporting period of at least 1.25 to 1.00. In addition, the April 2014 UBS Facility contains certain affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the April 2014 UBS Facility.

  December 2014 UBS Facility

        The Company is party to a global master repurchase agreement (the "December 2014 UBS Facility," and together with the April 2014 UBS Facility, the "UBS Facilities") with UBS AG, pursuant to which the Company will sell, and later repurchase, certain retained subordinate notes in the Company's commercial mortgage-backed securities ("CMBS") securitization (the "Purchased Securities") for an aggregate purchase price equal to $57.2 million. In August 2015, the Company extended the scheduled repurchase date of the December 2014 UBS Facility to July 6, 2016 (the "Repurchase Date"). The transaction fee (or interest rate), which is payable monthly on the December 2014 UBS Facility, is equal to one-month LIBOR plus 2.74% per annum on the outstanding amount. The Purchased Securities may be purchased by the Company in whole, but not in part, prior to the Repurchase Date. If the outstanding amount of the Purchased Securities subject to the December 2014 UBS Facility is reduced or repaid prior to the Repurchase Date, UBS AG shall be entitled to a termination fee.

        The December 2014 UBS Facility also contains margin call provisions that provide UBS AG with certain rights if the applicable percentage of the aggregate asset value of the Purchased Securities is less than the aggregate purchase price for such Purchased Securities. The December 2014 UBS Facility is fully guaranteed by the Company and requires the Company to maintain certain financial and other covenants including the following: (a) maintaining a ratio of (i) recourse debt to tangible net worth of not more than 3.00 to 1.00 and (ii) total debt to tangible net worth of not more than 4.00 to 1.00, (b) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of net cash proceeds received from all subsequent equity issuances by the Company, and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of adjusted-EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) to fixed charges) for the immediately preceding 12-month period ending on the last day of the applicable reporting period of at least 1.25 to 1.00. In addition, the December 2014 UBS Facility contains certain affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the December 2014 UBS Facility.

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

  BAML Line of Credit

        In November 2014, ACRE Capital amended its line of credit with Bank of America, N.A. (as amended and restated, the "BAML Line of Credit") to, among other things, temporarily increase the size of the commitment from $80.0 million to $180.0 million for the period November 25, 2014 through January 26, 2015. In February 2015, ACRE Capital amended the BAML Line of Credit to, among other things, increase the size of the commitment from $80.0 million to $135.0 million and extend the maturity date to June 30, 2016. In April 2015, the agreement governing the BAML Line of Credit was amended to, among other things, temporarily increase the commitment size from $135.0 million to $185.0 million for the period April 15, 2015 to June 1, 2015. The stated interest rate on the BAML Line of Credit is LIBOR Daily Floating Rate plus 1.60%. ACRE Capital incurs a non-utilization fee of 12.5 basis points on the daily available balance of the BAML Line of Credit to the extent less than 40% of the BAML Line of Credit is utilized. For the years ended December 31, 2015, 2014 and 2013, the Company incurred a non-utilization fee of $76 thousand, $84 thousand and $26 thousand, respectively.

        The BAML Line of Credit is collateralized by a first lien on ACRE Capital's interest in the mortgage loans that it originates. Advances from the BAML Line of Credit cannot exceed 100% of the principal amounts of the mortgage loans originated by ACRE Capital and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the BAML Line of Credit. The BAML Line of Credit contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company's subsidiaries, which are normal and customary for similar financing facilities, including a minimum tangible net worth requirement. As of December 31, 2015, ACRE Capital was in compliance in all material respects with the terms of the BAML Line of Credit.

Secured Term Loan

        In December 2015, the Company and certain of its subsidiaries entered into a $155.0 million Credit and Guaranty Agreement (the "Secured Term Loan") with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent. The Company made an initial draw of $75.0 million at closing. The remaining $80.0 million of the Secured Term Loan may be borrowed during the nine month commitment period following the closing date, subject to the satisfaction of certain conditions. The Secured Term Loan carries a coupon of LIBOR + 6.0% with a LIBOR floor of 1.0% on drawn amounts. The Secured Term Loan has a maturity date of December 9, 2018. The Company is subject to a monthly unused fee equal to 1.0% per annum on the unused commitment amount during the nine month commitment period following the closing date. For the year ended December 31, 2015, the Company incurred a non-utilization fee of $51 thousand. The original issue discount on the initial draw was $1.1 million, which represented a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. The estimated effective interest rate of the Secured Term Loan, which is equal to LIBOR (subject to a floor of 1.0%) plus the stated rate of 6.0% plus the accretion of the original issue discount and associated costs, was 8.4% for the year ended December 31, 2015.

        The Company's obligations under the Secured Term Loan are guaranteed by certain subsidiaries of the Company. Certain subsidiaries of the Company entered into a Pledge and Security Agreement with the collateral agent under the Secured Term Loan, pursuant to which the obligations of the Company and the subsidiary guarantors under the Secured Term Loan are each secured by equity interests in certain of the Company's indirect subsidiaries and other assets. In addition, the Company and certain of its subsidiaries entered into a Negative Pledge Agreement with the collateral agent under the Secured Term Loan, which prohibits pledging or otherwise encumbering, subject to permitted encumbrances, certain of the assets which were not subject to the Pledge and Security Agreement.

        The Secured Term Loan contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company's subsidiaries, which are normal and customary for similar financing agreements, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the Secured Term Loan also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2015, plus 80% of the net cash proceeds raised in subsequent equity issuances by the Company, (iii) maintaining an asset coverage ratio greater than 110%, (iv) maintaining an unencumbered asset ratio greater than 120%, (v) limitations on mergers, consolidations, transfers of assets and similar transactions, (vi) maintaining its status as a REIT and (vii) maintaining at least 65.0% of loans held for investment as senior commercial real estate loans, as measured by the average daily outstanding principal balance of all loans held for investment during a fiscal quarter and as adjusted for non-controlling interests. As of December 31, 2015, the Company was in compliance in all material respects with the terms of the Secured Term Loan.

2015 Convertible Notes

        In December 2012, the Company issued $69.0 million aggregate principal amount of the 2015 Convertible Notes. Of this aggregate principal amount, $60.5 million aggregate principal amount of the 2015 Convertible Notes was sold to the initial purchasers (including $9.0 million pursuant to the initial purchasers' exercise in full of their overallotment option) and $8.5 million aggregate principal amount of the 2015 Convertible Notes was sold directly to certain directors, officers and affiliates of the Company in a private placement. The 2015 Convertible Notes were issued pursuant to an Indenture, dated December 19, 2012 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee. The sale of the 2015 Convertible Notes generated net proceeds of approximately $66.2 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers' discount of approximately $2.1 million, were approximately $2.8 million. In December 2015, the Company repaid the entire aggregate principal amount outstanding of its 2015 Convertible Notes in accordance with the terms of the Indenture governing the 2015 Convertible Notes. The 2015 Convertible Notes matured on December 15, 2015 and were repaid at par. As of December 31, 2014, the carrying value of the 2015 Convertible Notes was $67.4 million.

        The 2015 Convertible Notes bore interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The estimated effective interest rate of the 2015 Convertible Notes, which was equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% prior to redemption and for the year ended December 31, 2014. For the years ended December 31, 2015, 2014 and 2013, the interest expense incurred on this indebtedness was $6.2 million, $6.3 million and $6.2 million, respectively.

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

        On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company's common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company had the ability to fully settle in shares the conversion option and the embedded conversion option was no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of June 26, 2013, the conversion option's cumulative value of $86 thousand was reclassified to additional paid-in capital and was no longer marked-to-market through earnings. The remaining debt discount of $1.5 million as of June 26, 2013, which arose at the date of debt issuance from the original bifurcation, continued to be amortized through interest expense.

        At December 31, 2015, approximate principal maturities of the Company's Financing Agreements are as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	BAML Facility	March 2014 CNB Facility	July 2014 CNB Facility	MetLife Facility	April 2014 UBS Facility	December 2014 UBS Facility	Secured Term Loan	ASAP Line of Credit	BAML Line of Credit	Total
2016	$101,473	$112,827	$—	$—	$66,200	$—	$—	$57,243	$—	$—	$24,806	$362,549
2017	—	—	—	—	—	109,474	—	—	—	—	—	109,474
2018	—	—	—	—	—	—	75,558	—	75,000	—	—	150,558
2019	—	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—	—	—	—	—

	$101,473	$112,827	$—	$—	$66,200	$109,474	$75,558	$57,243	$75,000	$—	$24,806	$622,581

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

        According to the Master Loss Sharing Agreement, Fannie Mae may unilaterally increase the amount of the risk-sharing obligation of ACRE Capital with respect to individual loans without regard to a particular Loss Level if (a) the loan does not meet specific underwriting criteria, (b) the loan is defaulted within twelve (12) months after it is purchased by Fannie Mae, or (c) Fannie Mae determines that there was fraud, material misrepresentation or gross negligence by ACRE Capital in its underwriting, closing, delivery or servicing of the loan. Under certain limited circumstances, Fannie

Mae may require ACRE Capital to absorb 100% of the losses incurred on a loan by requiring ACRE Capital to repurchase the loan.

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

        In connection with the Company's acquisition of ACRE Capital, Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the "Sellers"), are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital's allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers' failure to fulfill the funding or reimbursement obligations described above. As of December 31, 2015 and 2014, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital is $377 thousand and $494 thousand, respectively, and is included within other assets in the consolidated balance sheets. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital's allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event shall Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

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

        A summary of the Company's allowance for loss sharing for the years ended December 31, 2015 and 2014 is as follows ($ in thousands):

Balance at December 31, 2013	$16,480
Current period provision for loss sharing	(1,364)
Settlements/Writeoffs	(2,767)

Balance at December 31, 2014	$12,349
Current period provision for loss sharing	(1,093)
Settlements/Writeoffs	(2,287)

Balance at December 31, 2015	$8,969

        As of December 31, 2015 and 2014, the maximum quantifiable allowance for loss sharing associated with the Company's guarantees under the Fannie Mae DUS agreement was $1.1 billion from a total recourse at risk pool of $3.2 billion. Additionally, as of December 31, 2015 and 2014, the non-at risk pool was $855 thousand and $2.0 million, respectively. The at risk pool is subject to Fannie Mae's Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

8.     COMMITMENTS AND CONTINGENCIES

        As of December 31, 2015 and 2014, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of December 31,
	2015	2014
Total commitments	$1,232,163	$1,565,117
Less: funded commitments	(1,133,842)	(1,395,281)

Total unfunded commitments	$98,321	$169,836

        Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2015 and 2014, ACRE Capital had the following commitments to sell and fund loans ($ in thousands):

	As of December 31,
	2015	2014
Commitments to sell loans	$237,372	$249,803
Commitments to fund loans	$207,566	$51,109

Lease Commitments

        ACRE Capital is obligated under a number of operating leases for office spaces with terms ranging from less than one year to more than five years. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $844 thousand, $983 thousand and $230 thousand, respectively.

        The following table shows future minimum payments required under the Company's operating leases as of December 31, 2015 ($ in thousands):

As of December 31, 2015
2016	$775
2017	853
2018	837
2019	772
2020	754
Thereafter	1,026

Total	$5,017

        The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2015, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

Loan commitments and forward sale commitments

        Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings. For the year ended December 31, 2015, the Company entered into 87 loan commitments and 87 forward sale commitments. For the year ended December 31, 2014, the Company entered into 36 loan commitments and 36 forward sale commitments.

        As of December 31, 2015, the Company had 16 loan commitments with a total notional amount of $207.6 million and 24 forward sale commitments with a total notional amount of $237.4 million, with maturities ranging from 25 days to 17 months that were not designated as hedges in qualifying hedging relationships. As of December 31, 2014, the Company had one loan commitment with a total notional amount of $51.1 million and ten forward sale commitments with a total notional amount of $249.8 million, with maturities ranging from nine days to 23 months that were not designated as hedges in qualifying hedging relationships.

MSR purchase commitments

        In March 2015, ACRE Capital entered into a MSR purchase agreement with a third party to purchase the servicing rights for a HUD loan. Under the purchase agreement, the purchase price for the servicing rights was $500 thousand and ACRE Capital assumed the rights to service the loan in October 2015. In July 2015, ACRE Capital entered into a second purchase agreement with a third party to purchase the servicing rights for a HUD loan (the "July 2015 HUD Loan"). Under the second purchase agreement, the purchase price for the servicing rights was $325 thousand and ACRE Capital will assume the rights to service the loan in March 2016. The derivative asset associated with the rights to service the loan related to the July 2015 HUD Loan is included within other assets in the consolidated balance sheets as of December 31, 2015.

Embedded conversion option

        In connection with the issuance of the 2015 Convertible Notes, the Company could not elect to issue shares of common stock upon conversion of the 2015 Convertible Notes to the extent such election would result in the issuance of 20% or more of the common stock outstanding immediately prior to the issuance of the 2015 Convertible Notes until the Company received stockholder approval for issuances above this threshold. As a result, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability. On June 26, 2013, stockholder approval was obtained for the issuance of shares in excess of 20% of the Company's common stock outstanding to satisfy any conversions of the 2015 Convertible Notes. As a result, the Company had the ability to fully settle in shares the conversion option and the embedded conversion option was no longer required to be separately valued and accounted for as a derivative liability on a prospective basis. As of December 31, 2015 and 2014, there was no derivative liability.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification within the Company's consolidated balance sheets as of December 31, 2015 and 2014 ($ in thousands):

	As of December 31,
	2015		2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Loan commitments	Other assets	$8,450	Other assets	$3,082
Forward sale commitments	Other assets	25	Other assets	116
MSR purchase commitment	Other assets	330	Other assets	—
Forward sale commitments	Other liabilities	(1,868)	Other liabilities	(1,528)

Total derivatives not designated as hedging instruments		$6,937		$1,670

10.   EQUITY

        The following table summarizes the total shares issued and proceeds received in public offerings of the Company's common stock net of offering costs for the year ended December 31, 2013 (in millions, except per share data):

	Shares Issued		Offering Price Per Share	Proceeds Net Of Offering Costs
2013
July 2013	601,590	(1)	$13.50	$7.7
June 2013	18,000,000		13.50	234.6

Total for the year ended December 31, 2013	18,601,590			$242.3

(1)
The Company granted the underwriters an option to purchase up to an additional 2.7 million shares of common stock. This amount represents the partial exercise of the option to purchase additional shares by the underwriters.

        The net proceeds were used to invest in target investments, repay indebtedness, fund future funding commitments on existing loans and for other general corporate purposes. There were no shares issued in public or private offerings for the years ended December 31, 2015 and 2014.

        See Note 17 included in these consolidated financial statements for information regarding shares of the Company's common stock issued in a private placement.

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

        The following table details the restricted stock grants awarded as of December 31, 2015:

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

        The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for the Company's directors and officers and employees of ACRE Capital as of December 31, 2015.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
Balance as of December 31, 2014	21,324	10,936	78,654	110,914
Granted	25,555	—	—	25,555
Vested	(27,114)	(6,250)	(16,091)	(49,455)
Forfeited	(2,820)	—	—	(2,820)

Balance as of December 31, 2015	16,945	4,686	62,563	84,194

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees(1)	Total
2016	16,111	4,686	30,381	51,178
2017	834	—	—	834
2018	—	—	—	—
2019	—	—	—	—
2020	—	—	—	—

Total	16,945	4,686	30,381	52,012

(1)
Future anticipated vesting related to an employee of ACRE Capital that was granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time is not included due to uncertainty in actual vesting date.

        The following table summarizes the restricted stock compensation expense included in general and administrative expenses for ACRE and compensation and benefits for ACRE Capital, the total fair value of shares vested and the weighted average grant date fair value of the restricted stock granted to the Company's directors and officers and employees of ACRE Capital for the years ended December 31, 2015, 2014 and 2013 ($ in thousands):

	For the year ended December 31,
	2015				2014				2013
	Restricted Stock Grants				Restricted Stock Grants				Restricted Stock Grants
	Directors	Officer	Employees	Total	Directors	Officer	Employees	Total	Directors	Officer	Employees	Total
Compensation expense	$330	$106	$399	$835	$445	$106	$388	$939	$408	$106	$10	$524
Total fair value of shares vested(1)	313	72	201	586	399	79	56	534	366	92	—	458
Weighted average grant date fair value	299	—	—	299	385	—	944	1,329	289	—	398	687

(1)
Based on the closing price of the Company's common stock on the NYSE on each vesting date.

        As of December 31, 2015 and 2014, the total compensation cost related to non-vested awards not yet recognized totaled $494 thousand and $1.1 million, respectively, and the weighted-average period over which the non-vested awards are expected to be recognized is 1.59 years and 2.60 years, respectively.

Non-Controlling Interests

        The non-controlling interests held by third parties in the Company's consolidated balance sheets represent the equity interests in a limited liability company, ACRC KA Investor LLC ("ACRC KA") that are not owned by the Company. A portion of ACRC KA's consolidated equity and net income are allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of December 31, 2015, ACRC KA's total equity was $96.0 million, of which $49.0 million was owned by the Company and $47.0 million was allocated to non-controlling interests held by third parties. As of December 31, 2014, ACRC KA's total equity was $170.7 million, of which $92.8 million was owned by the Company and $77.9 million was allocated to non-controlling interests held by third parties. See Note 16 included in these consolidated financial statements for more information on ACRC KA.

11.   EARNINGS PER SHARE

        The following information sets forth the computations of basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013 ($ in thousands, except share and per share data):

	For the year ended December 31,
	2015	2014	2013
Net income attributable to common stockholders:	$34,285	$24,396	$13,766
Divided by:
Basic weighted average shares of common stock outstanding:	28,501,897	28,459,309	18,989,500
Non-vested restricted stock	95,671	125,713	48,652

Diluted weighted average shares of common stock outstanding:	28,597,568	28,585,022	19,038,152

Basic earnings per common share:	$1.20	$0.86	$0.72

Diluted earnings per common share:	$1.20	$0.85	$0.72

        The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the years ended December 31, 2014 and 2013.

12.   INCOME TAX

        The Company established a TRS, TRS Holdings, in connection with the acquisition of ACRE Capital. In addition, in December 2013 and March 2014, the Company formed ACRC W TRS and ACRC U TRS, respectively, in order to issue and hold certain loans intended for sale. The TRS' income tax provision consisted of the following for the years ended December 31, 2015, 2014 and 2013 ($ in thousands):

	For the year ended December 31,
	2015	2014	2013
Current	$(165)	$329	$115
Deferred	2,093	(1,372)	61

Total income tax expense (benefit)	$1,928	$(1,043)	$176

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within other assets and other liabilities in the consolidated balance sheets, respectively. As of December 31, 2015 and 2014, the TRS' U.S. tax jurisdiction was in a net deferred tax liability position. The TRS' are not currently subject to tax in any foreign tax jurisdictions.

        As of December 31, 2015, TRS Holdings had a net operating loss carryforward of $7.8 million, which may be carried back to 2013 and forward 20 years. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on the TRS' respective net deferred tax assets and liabilities ($ in thousands):

	As of December 31,
	2015	2014
Deferred tax assets
Mortgage servicing rights	$4,083	$2,844
Net operating loss carryforward	2,906	1,465
Other temporary differences	1,762	1,055

Sub-total-deferred tax assets	8,751	5,364

Deferred tax liabilities
Basis difference in assets from acquisition of ACRE Capital	(2,709)	(2,654)
Components of gains from mortgage banking activities	(9,344)	(4,046)
Amortization of intangible assets	(297)	(170)

Sub-total-deferred tax liabilities	(12,350)	(6,870)

Net deferred tax liability	$(3,599)	$(1,506)

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

        The following table is a reconciliation of the TRS' statutory U.S. federal income tax rate to the TRS' effective tax rate for the years ended December 31, 2015, 2014 and 2013:

	For the year ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	3.6%	2.4%	5.7%
Federal benefit of state tax deduction	(1.3)%	(0.8)%	(2.0)%

Effective tax rate	37.3%	36.6%	38.7%

        As of December 31, 2015, tax years 2012 through 2015 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next twelve months.

Intercompany Notes

        In connection with the acquisition of ACRE Capital, the Company partially capitalized TRS Holdings with a $44.0 million note. In October 2014, the Company entered into an $8.0 million revolving promissory note with TRS Holdings (collectively, the two intercompany notes described above are referred to as, the "Intercompany Notes"). As of December 31, 2015 and 2014, the outstanding principal balance of the Intercompany Notes was $51.9 million and $50.9 million, respectively. The income statement effects of the Intercompany Notes are eliminated in consolidation for financial reporting purposes, but the interest income and expense from the Intercompany Notes will affect the taxable income of the Company and TRS Holdings.

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

  •
  Level I—Quoted prices in active markets for identical assets or liabilities.

  •
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

Financial Instruments Reported at Fair Value

        The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. Financial instruments reported at fair value in the Company's consolidated financial statements include MSRs, MSR purchase commitments, loan commitments, forward sale commitments and loans held for sale.

        The following table summarizes the levels in the fair value hierarchy into which the Company's financial instruments were categorized as of December 31, 2015 and 2014 ($ in thousands):

	Fair Value as of December 31, 2015
	Level I	Level II	Level III	Total
Loans held for sale	$—	$30,612	$—	$30,612
Mortgage servicing rights	—	—	61,800	61,800
Derivative assets:
Loan commitments	—	—	8,450	8,450
Forward sale commitments	—	—	25	25
MSR purchase commitment	—	—	330	330
Derivative liabilities:
Forward sale commitments	—	—	(1,868)	(1,868)

	Fair Value as of December 31, 2014
	Level I	Level II	Level III	Total
Loans held for sale	$—	$203,006	$—	$203,006
Mortgage servicing rights	—	—	58,889	58,889
Derivative assets:
Loan commitments	—	—	3,082	3,082
Forward sale commitments	—	—	116	116
Derivative liabilities:
Forward sale commitments	—	—	(1,528)	(1,528)

        There were no transfers between the levels as of December 31, 2015 and 2014. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

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

        The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of December 31, 2015 ($ in thousands):

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Mortgage servicing rights	$61,800	Discounted cash flow	Discount rate	8 - 14%	11.1%
Loan commitments and forward sale commitments	6,607	Discounted cash flow	Discount rate	8 - 12%	8.2%
MSR purchase commitment	330	Discounted cash flow	Discount rate	8%	8.0%

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

        The tables above are not intended to be all-inclusive, but instead are intended to capture the significant unobservable inputs relevant to the Company's determination of fair values. Changes in market yields, discount rates or EBITDA multiples, each in isolation, may have changed the fair value of the financial instruments. Generally, an increase in market yields or discount rates or a decrease in EBITDA multiples may have resulted in a decrease in the fair value of the financial instruments.

        The Company's management is responsible for the Company's fair value valuation policies, processes and procedures related to Level III financial instruments. The Company's management reports to the Company's Chief Financial Officer, who has final authority over the valuation of the Company's Level III financial instruments.

        The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities as of and for the years ended December 31, 2015 and 2014 ($ in thousands):

Balance as of December 31, 2013	$3,527
Settlements	(8,893)
Realized gains (losses) recorded in net income(1)	5,366
Unrealized gains (losses) recorded in net income(1)	1,670

Balance as of December 31, 2014	$1,670
Settlements	(23,675)
Realized gains (losses) recorded in net income(1)	22,005
Unrealized gains (losses) recorded in net income(1)	6,937

Balance as of December 31, 2015	$6,937

(1)
Realized and unrealized gains (losses) from derivatives are included within gains from mortgage banking activities in the consolidated statements of operations.

        See Note 4 included in these consolidated financial statements for the changes in MSRs that are classified as Level III.

        As of December 31, 2015 and 2014, the carrying values and fair values of the Company's financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2015		2014
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,174,391	$1,180,421	$1,462,584	$1,472,891
Financial liabilities:
Secured funding agreements	2	$522,775	$522,775	$552,799	$552,799
Warehouse lines of credit	2	24,806	24,806	193,165	193,165
Secured term loan	2	69,762	75,000	—	—
Convertible notes	2	—	—	67,414	69,000
Commercial mortgage-backed securitization debt (consolidated VIE)	3	61,815	61,856	217,495	219,043
Collateralized loan obligation securitization debt (consolidated VIE)	3	192,528	193,419	305,734	308,703

        The carrying values of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses approximate their fair values due to their short-term nature.

        Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs and net of an allowance for loan losses. The Company may record fair value adjustments on a nonrecurring basis when it has determined that it is necessary to record a specific reserve against a loan and the Company measures such specific reserve using the fair value of the loan's collateral. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Financing Agreements, convertible notes, CMBS debt and collateralized loan obligation ("CLO") debt are recorded at outstanding principal, which is the Company's best estimate of the fair value.

14.   RELATED PARTY TRANSACTIONS

Management Agreement

        The Company is party to a Management Agreement under which ACREM, subject to the supervision and oversight of the Company's board of directors, is responsible for, among other duties, (a) performing all of the Company's day-to-day functions, (b) determining the Company's investment strategy and guidelines in conjunction with the Company's board of directors, (c) sourcing, analyzing and executing investments, asset sales and financing, and (d) performing portfolio management duties. In addition, ACREM has an Investment Committee that oversees compliance with the Company's investment strategy and guidelines, investment portfolio holdings and financing strategy.

        In exchange for its services, ACREM is entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to the Company's 2012 Equity Incentive Plan and a termination fee, if applicable.

        The base management fee is equal to 1.5% of the Company's stockholders' equity per annum, which is calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, stockholders' equity means: (a) the sum of (i) the net proceeds from all issuances of the Company's equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company's retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) (x) any amount that the Company has paid to repurchase the Company's common stock since inception, (y) any unrealized gains and losses and other non-cash items that have impacted stockholders' equity as reported in the Company's consolidated financial statements prepared in accordance with GAAP, and (z) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between ACREM and the Company's independent directors and approval by a majority of the Company's independent directors. As a result, the Company's stockholders' equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders' equity shown in the Company's consolidated financial statements.

        The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company's Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company's common stock of all of the Company's public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company's common stock, restricted stock units or any shares of the Company's common stock not yet issued, but underlying other awards granted under the Company's 2012 Equity Incentive Plan (see Note 10 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. "Core Earnings" is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company's target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company's independent directors and after approval by a majority of the Company's independent directors. No incentive fees were incurred for the years ended December 31, 2015, 2014 and 2013.

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

        Certain of the Company's subsidiaries, along with the Company's lenders under certain of the Company's Secured Funding Agreements, as well as under the CMBS and CLO have entered into various servicing agreements with ACREM's subsidiary servicer, Ares Commercial Real Estate

Servicer LLC ("ACRES"), a Standard & Poor's-rated commercial special servicer that is included on Standard & Poor's Select Servicer List. Effective January 1, 2015, ACREM transferred primary servicing of the Company's loans held for investment to ACRE Capital. The Company's Manager will specially service, as needed, certain of the Company's investments. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries by ACRES or the Manager for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

        In September 2013, the Company and ACREM entered into an amendment to the Management Agreement whereby ACREM agreed not to seek reimbursement of restricted costs in excess of $1.0 million per quarter for the quarterly periods between September 30, 2013 through December 31, 2014.

        Summarized below are the related party costs incurred by the Company, including ACRE Capital, for the years ended December 31, 2015, 2014 and 2013 and amounts payable to the Company's Manager as of December 31, 2015 and 2014 ($ in thousands):

	Incurred			Payable
	For the year ended December 31,			As of December 31,
	2015	2014	2013	2015	2014
Affiliate Payments
Management fees	$5,948	$5,916	$4,241	$1,501	$1,471
General and administrative expenses	3,878	4,000	3,610	919	1,000
Direct costs	1,489	861	769	238	264

	$11,315	$10,777	$8,620	$2,658	$2,735

Ares Investments Holdings LLC

        As of December 31, 2014, Ares Investments Holdings LLC, a wholly owned subsidiary of Ares Management, owned $1.2 million aggregate principal amount of the 2015 Convertible Notes. In December 2015, the 2015 Convertible Notes matured and were repaid at par.

Credit Support Fee Agreement

        In July 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. During the years ended December 31, 2015 and 2014, the Company incurred a credit support fee of $1.0 million and $278 thousand, respectively, under the July 2014 CNB Facility which is included within interest expense in the Company's consolidated statements of operations. In connection with the Credit Support Fee Agreement, the Company entered into a Pledge Agreement pursuant to which the Company pledged to Ares Management its ownership interests in its wholly owned direct subsidiary, ACRC Holdings LLC, the holding entity for the Company's principal lending business. On December 18, 2015, the Pledge Agreement with Ares Management was terminated. In July 2015, the Company exercised a 12-month extension option to extend the maturity date of the July 2014 CNB Facility to July 31, 2016. See Note 6 included in these consolidated financial statements for more information on the July 2014 CNB Facility.

15.   DIVIDENDS AND DISTRIBUTIONS

        The following table summarizes the Company's dividends declared during the years ended December 31, 2015, 2014 and 2013 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
November 5, 2015	December 31, 2015	January 19, 2016	$0.25	$7,152
July 30, 2015	September 30, 2015	October 15, 2015	0.25	7,152
May 7, 2015	June 30, 2015	July 15, 2015	0.25	7,152
March 5, 2015	March 31, 2015	April 15, 2015	0.25	7,146

Total cash dividends declared for the year ended December 31, 2015			$1.00	$28,602

November 10, 2014	December 31, 2014	January 15, 2015	$0.25	$7,147
August 6, 2014	September 30, 2014	October 15, 2014	0.25	7,151
May 7, 2014	June 30, 2014	July 16, 2014	0.25	7,151
March 17, 2014	March 31, 2014	April 16, 2014	0.25	7,147

Total cash dividends declared for the year ended December 31, 2014			$1.00	$28,596

November 13, 2013	December 31, 2013	January 22, 2014	$0.25	$7,127
August 7, 2013	September 30, 2013	October 17, 2013	0.25	7,119
May 15, 2013	June 28, 2013	July 18, 2013	0.25	6,822
March 14, 2013	April 08, 2013	April 18, 2013	0.25	2,317

Total cash dividends declared for the year ended December 31, 2013			$1.00	$23,385

16.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

        As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in: (a) the CMBS transaction and the Company's retained interests in the subordinated classes of the certificates issued by the Trust (as defined below) it initiated and (b) the CLO transaction and the Company's retained interests in the subordinated notes and preferred equity of the Issuer (as defined below) and (c) a preferred equity investment in an LLC entity (discussed below), all of which are generally considered to be variable interests in a VIE. The Trust and Issuer together are referred herein as the Company's "Securitization VIEs."

CMBS Securitization

        In connection with forming ACRE Commercial Mortgage Trust 2013-FL1 (the "Trust"), ACRC 2013-FL1 Depositor LLC (the "Depositor"), a wholly owned subsidiary of the Company, entered into a Pooling and Servicing Agreement dated as of November 1, 2013 (as amended on March 28, 2014, the "Pooling and Servicing Agreement") with Wells Fargo as master servicer, ACRES as servicer, U.S. Bank National Association as trustee, and Trimont Real Estate Advisors Inc. as trust advisor. The Trust is treated for U.S. federal income tax purposes as a real estate mortgage investment conduit.

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

        In connection with the securitization, the Company offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the "Offered Certificates") to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). As of December 31, 2015 and 2014, the aggregate principal balance of the Offered Certificates was approximately $61.9 million and $219.0 million, respectively. In addition, a wholly owned subsidiary of the Company retained approximately $98.8 million of the certificates. The Company, as the holder of the subordinated classes of the Trust, has the obligation to absorb losses of the Trust, since the Company has a first loss position in the capital structure of the Trust.

CLO Securitization

        On August 15, 2014, ACRE Commercial Mortgage 2014-FL2 Ltd. (the "Issuer") and ACRE Commercial Mortgage 2014-FL2 LLC ("Co-Issuer"), both wholly owned indirect subsidiaries of the Company, entered into an indenture with Wells Fargo as advancing agent and note administrator and Wilmington Trust, National Association as trustee, which governs the issuance of approximately $346.1 million principal balance secured floating rate notes (the "Notes") and $32.7 million of preferred equity in the Issuer. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.

        The Notes are collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $378.8 million (the "Mortgage Assets") originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement dated as of August 15, 2014, between ACRC Lender LLC and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes to third parties. A wholly owned subsidiary of the Company retained approximately $37.4 million of the most subordinate Notes and all of the preferred equity in the Issuer. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO. As of December 31, 2015 and 2014, the aggregate principal balance of the Offered Notes was approximately $193.4 million and $308.7 million, respectively.

Summary of Securitization VIEs

        As the directing holder of the CMBS and the CLO, the Company has the ability to direct activities that could significantly impact the Securitization VIEs' economic performance. If an unrelated third party had the right to unilaterally remove the special servicer, then the Company would not have the power to direct activities that most significantly impact the Securitization VIEs' economic performance. In addition, there are no substantive kick-out rights of any unrelated third party to remove the special servicer without cause. The Company's subsidiaries, as directing holders, have the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of these Securitization VIEs; thus, the Securitization VIEs are consolidated into the Company's consolidated financial statements.

        ACRE Capital is designated as primary servicer and ACRES as special servicer of the CMBS and the CLO. ACRES has the power to direct activities during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the Securitization VIEs' economic performance. ACRE Capital and ACRES waive the servicing and special servicing fees and the Company pays its overhead costs, as with other servicing agreements.

        The Securitization VIEs consolidated in accordance with FASB ASC Topic 810 are structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate and note holders, as applicable. The assets and other instruments held by the Securitization VIEs are restricted and can only be used to fulfill the obligations of the Securitization VIEs. Additionally, the obligations of the Securitization VIEs do not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.

        The inclusion of the assets and liabilities of Securitization VIEs of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company's exposure to the obligations of Securitization VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company's involvement in these Securitization VIEs is limited to the carrying value of its investment in the entity. As of December 31, 2015 and 2014, the Company's maximum risk of loss was $168.8 million, which represents the carrying value of its investment in the Securitization VIEs. For the years ended December 31, 2015 and 2014, the Company incurred interest expense related to the Securitization VIEs of $7.6 million and $9.1 million, respectively, which is included within interest expense in the Company's consolidated statements of operations.

Investment in VIE

        On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets were comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company's investment in ACRC KA is considered to be an investment in a VIE. As of December 31, 2015 and 2014, the Company owns a controlling financial interest of 51.0% and 54.3%, respectively, of the equity shares in the VIE and the third party institutional investors own the remaining 49.0% and 45.7%, respectively, a minority financial interest. The preferred equity shares are entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum.

        ACREM is the non-member manager of the VIE. Based on the terms of the ACRC KA LLC agreement, ACREM has the ability to direct activities that could significantly impact the VIE's economic performance. There are no substantive kick-out rights held by the third party institutional investors to remove ACREM as the non-member manager without cause. As ACREM serves as the manager of the Company, the Company has the right to receive benefits from the VIE that could potentially be significant. As such, the Company is deemed to be the primary beneficiary of the VIE and the party that is most closely associated with the VIE. Thus, the VIE is consolidated into the Company's consolidated financial statements and the preferred equity interests owned by the third party institutional investors are reflected as a non-controlling interest held by third parties within the Company's consolidated balance sheets.

        As of December 31, 2015 and 2014, the carrying value of the preferred equity investment, which is net of unamortized fees and origination costs, was $93.9 million and $168.4 million, respectively, and is included within loans held for investment in the consolidated balance sheets. The risk associated solely with respect to the Company's investment in this VIE is limited to the outstanding principal of its investment in the entity. As of December 31, 2015 and 2014, the Company's maximum risk of loss solely with respect to this investment was $48.5 million and $92.4 million, respectively.

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

        The Company is not obligated to provide, nor has it provided, any financial support for any of the Company's unconsolidated VIEs. As such, the risks associated with the Company's involvement in these unconsolidated VIEs are limited to the outstanding principal of the Company's investment in the entity.

        The following table presents the carrying value and the maximum exposure to loss of unconsolidated VIEs as of December 31, 2015 and 2014 ($ in thousands):

	As of December 31,
	2015	2014
Carrying value	$55,144	$38,982
Maximum exposure to loss	$55,704	$39,608

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

        The aggregate purchase price was approximately $2.2 million, which also included a premium for the Freddie Mac Program Plus® Seller/Servicer license that ACRE Capital was issued by Freddie Mac in connection with the acquisition of the Freddie Mac MSR portfolio. ACRE Capital initially recorded the acquired MSRs at fair value in the amount of $1.3 million and subsequently accounted for these MSRs at fair value consistent with the MSR policy in Note 2 included in these consolidated financial statements. The remaining purchase price of $941 thousand was allocated to the Freddie Mac Program Plus® Seller/Servicer license, an indefinite-lived intangible asset. See Note 5 included in these consolidated financial statements for additional information on this license.

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

        Through ACRE Capital, the Company operates its mortgage banking business. ACRE Capital primarily originates, sells and services multifamily and senior-living related loans under programs offered by Fannie Mae, Freddie Mac and HUD (including Ginnie Mae).

        The Sellers provided the Company with a minimum working capital balance prior to the Accounting Effective Date. To the extent actual working capital exceeded or fell below the minimum requirement, the Company would either pay or receive funds from the Sellers. There have been no adjustments to the gain on acquisition during the years ended December 31, 2015 and 2014. The gain on acquisition was $4.4 million, which was recognized for the year ended December 31, 2013.

18.   SEGMENTS

        The Company's reportable segments reflect the significant components of the Company's operations that are evaluated separately by the Company's chief operating decision makers, the Company's Co-Chief Executive Officers, and have discrete financial information available. The Company organizes its segments based primarily upon the nature of the underlying products and services. The Company's Co-Chief Executive Officers and management review certain financial information, including segmented internal profit and loss statements, which are presented below on that basis. The amounts in the reportable segments included in the tables below are in conformity with GAAP and the Company's significant accounting policies as described in Note 2 included in these consolidated financial statements.

        The Company operates in two reportable business segments:

  •
  principal lending—includes all business activities of the Company, excluding the ACRE Capital business, which generally represents investments in real estate related loans and securities that are held for investment.

  •
  mortgage banking—includes all business activities of the acquired ACRE Capital business.

        The Company is primarily focused on two business segments involving CRE loans. First, in its principal lending business, the Company originates, invests in, manages and services middle-market CRE loans and other CRE related investments for its own account. These loans and other CRE related investments are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial and other commercial real estate properties, or by ownership interests therein. Second, in its mortgage banking business, conducted through a wholly owned subsidiary, ACRE Capital, the Company originates, sells and retains servicing of primarily multifamily and other senior-living related CRE loans. These loans are generally held for sale.

        Allocated costs between the segments include management fees and general and administrative expenses payable to the Company's Manager, both of which represent shared costs. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated.

        The table below presents the Company's total assets as of December 31, 2015 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$5,066	$3,929	$8,995
Restricted cash	13,083	17,297	30,380
Loans held for investment	1,174,391	—	1,174,391
Loans held for sale, at fair value	—	30,612	30,612
Mortgage servicing rights, at fair value	—	61,800	61,800
Other assets	53,191	19,613	72,804

Total Assets	$1,245,731	$133,251	$1,378,982

        The table below presents the Company's total assets as of December 31, 2014 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$15,045	$1,506	$16,551
Restricted cash	49,679	16,442	66,121
Loans held for investment	1,462,584	—	1,462,584
Loans held for sale, at fair value	—	203,006	203,006
Mortgage servicing rights, at fair value	—	58,889	58,889
Other assets	39,959	15,045	55,004

Total Assets	$1,567,267	$294,888	$1,862,155

        The table below presents the Company's consolidated net income for the year ended December 31, 2015 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking		Total
Net interest margin:
Interest income from loans held for investment	$86,337	$—		$86,337
Interest expense	(36,342)	—	(2)	(36,342)

Net interest margin	49,995 (1)	—		49,995

Mortgage banking revenue:
Servicing fees, net	—	16,051	(2)	16,051
Gains from mortgage banking activities	—	27,067		27,067
Provision for loss sharing	—	1,093		1,093
Change in fair value of mortgage servicing rights	—	(8,798)		(8,798)

Mortgage banking revenue	—	35,413		35,413

Total revenue	49,995	35,413		85,408

Expenses:
Management fees to affiliate	5,397	551		5,948
Professional fees	2,018	1,073		3,091
Compensation and benefits	—	20,448		20,448
General and administrative expenses	2,830	3,965		6,795
General and administrative expenses reimbursed to affiliate	3,426	452		3,878

Total expenses	13,671	26,489		40,160

Income from operations before income taxes	36,324	8,924		45,248
Income tax expense (benefit)	(11)	1,939		1,928

Net income attributable to ACRE	36,335	6,985		43,320
Less: Net income attributable to non-controlling interests	(9,035)	—		(9,035)

Net income attributable to common stockholders	$27,300	$6,985		$34,285

(1)
Revenues from two of the Company's borrowers in the principal lending segment represented approximately 29.1% of the Company's consolidated revenues for the year ended December 31, 2015.

(2)
Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 12 included in these consolidated financial statements. Additionally, servicing fees, net does not include servicing fee revenue related to the primary servicing of ACRE's loan portfolio by ACRE Capital, as described in Note 14 included in these consolidated financial statements. The intercompany interest expense and servicing fee revenue are eliminated from the consolidated financial statements of the Company. If intercompany interest expense and servicing fee revenue were included in the consolidated financial statements, interest expense, servicing fees, net and net income for the year ended December 31, 2015 would have been $4.3 million, $16.5 million and $3.1 million, respectively, for mortgage banking.

        The table below presents the Company's consolidated net income for the year ended December 31, 2014 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Net interest margin:
Interest income from loans held for investment	$70,495	$—	$70,495
Interest expense	(33,637)	— (2)	(33,637)

Net interest margin	36,858 (1)	—	36,858

Mortgage banking revenue:
Servicing fees, net	—	16,399	16,399
Gains from mortgage banking activities	—	17,492	17,492
Provision for loss sharing	—	1,364	1,364
Change in fair value of mortgage servicing rights	—	(7,650)	(7,650)

Mortgage banking revenue	—	27,605	27,605

Gain on sale of loans	680	—	680

Total revenue	37,538	27,605	65,143

Expenses:
Management fees to affiliate	5,440	476	5,916
Professional fees	2,686	1,047	3,733
Compensation and benefits	—	18,649	18,649
Acquisition and investment pursuit costs	20	—	20
General and administrative expenses	3,003	6,249	9,252
General and administrative expenses reimbursed to affiliate	3,400	600	4,000

Total expenses	14,549	27,021	41,570

Income from operations before income taxes	22,989	584	23,573
Income tax expense (benefit)	240	(1,283)	(1,043)

Net income attributable to ACRE	22,749	1,867	24,616
Less: Net income attributable to non-controlling interests	(220)	—	(220)

Net income attributable to common stockholders	$22,529	$1,867	$24,396

(1)
Revenues from one of the Company's borrowers in the principal lending segment represented approximately 15.8% of the Company's consolidated revenues for the year ended December 31, 2014.

(2)
Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 12 included in these consolidated financial statements. The intercompany interest expense is eliminated from the consolidated financial statements of the Company. If intercompany interest expense were included in the consolidated financial statements, interest expense and net loss for the year ended December 31, 2014 would have been $3.7 million and $1.8 million, respectively, for mortgage banking.

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

(2)
Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 12 included in these consolidated financial statements. The intercompany interest expense is eliminated from the consolidated financial statements of the Company. If intercompany interest expense were included in the consolidated financial statements, interest expense and net income for the year ended December 31, 2013 would have been $1.2 million and $244 thousand, respectively, for mortgage banking.

19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table summarizes the Company's quarterly financial results for each quarter of the years ended December 31, 2015 and 2014 ($ in thousands, except per share data):

	For the three month period ended,
	March 31	June 30	September 30	December 31
2015:
Total revenue	$18,437	$22,131	$23,916	$20,924
Net income	$9,295	$11,263	$11,710	$11,052
Net income attributable to common stockholders	$7,062	$8,967	$9,379	$8,877
Net income per common share—Basic	$0.25	$0.31	$0.33	$0.31
Net income per common share—Diluted	$0.25	$0.31	$0.33	$0.31
2014:
Total revenue(1)	$13,758	$17,413	$13,180	$20,792
Net income	$4,755	$6,638	$4,102	$9,121
Net income attributable to common stockholders	$4,755	$6,638	$4,102	$8,901
Net income per common share—Basic	$0.17	$0.23	$0.14	$0.31
Net income per common share—Diluted	$0.17	$0.23	$0.14	$0.31

(1)
As of December 31, 2014, the Company no longer presents other interest expense in its consolidated statements of operations. Total revenue has been adjusted from the previously filed Forms 10-Q as of March 31, June 30 and September 30, 2014 to reflect the reclassification of other interest expense. Other interest expense related to the 2015 Convertible Notes has been reclassified into interest expense, other interest expense related to the Warehouse Lines of Credit has been reclassified into gains from mortgage banking activities and other interest expense related to escrow accounts has been reclassified into servicing fees, net in the consolidated statements of operations. The impact of these reclasses is a decrease in total revenue by $1.7 million, $1.8 million and $1.9 million, respectively, for the three month periods ending March 31, June 30 and September 30, 2014, respectively.

20.   COSTS ASSOCIATED WITH RESTRUCTURING ACTIVITIES

        During the three months ended March 31, 2014, the Company began restructuring and relocating certain ACRE Capital support services in order to centralize the ACRE Capital platform into one location, including the asset management team and leadership. For the years ended December 31, 2015 and 2014, the Company incurred restructuring costs in the mortgage banking segment of $44 thousand and $799 thousand, respectively.

        The table below presents a reconciliation of the liability attributable to restructuring costs incurred in the mortgage banking segment as of and for the years ending December 31, 2015 and 2014 ($ in thousands):

Employee Termination Costs
Balance as of January 1, 2014	$—
Accruals	799
Payments	(574)

Balance as of December 31, 2014	$225
Accruals	44
Payments	(269)

Balance as of December 31, 2015	$—

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

21.   SUBSEQUENT EVENTS

        The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2015, except as disclosed below.

        On January 20, 2016, the Company originated a $56.0 million first mortgage loan on a hotel portfolio located in California. At closing, the outstanding principal balance was approximately $56.0 million. The loan has an interest rate of LIBOR + 4.75% (plus origination and exit fees) subject to a 0.25% LIBOR floor and an initial term of three years.

        On February 26, 2016, the Company amended its BAML Facility to expand the eligible assets to include loans secured by general and affordable multifamily properties.

        On February 26, 2016, the Company amended its March 2014 CNB Facility to extend the maturity date to March 11, 2017. In addition, the Company continues to have one 12-month extension at its option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the March 2014 CNB Facility to March 10, 2018.

        On February 28, 2016, the Company's board of directors increased the size of the existing $20.0 million stock repurchase program to $30.0 million and extended the stock repurchase program through March 31, 2017. See "Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities—Issuer Purchases of Equity Securities" for more information on the stock repurchase program.

        On March 1, 2016, the Company declared a cash dividend of $0.26 per common share for the first quarter of 2016. The first quarter 2016 dividend is payable on April 15, 2016 to common stockholders of record as of March 31, 2016.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION
Dated: March 1, 2016	By:	/s/ JOHN JARDINE John Jardine Co-Chief Executive Officer, Director and President
Dated: March 1, 2016	By:	/s/ ROBERT L. ROSEN Robert L. Rosen Interim Co-Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN JARDINE John Jardine Co-Chief Executive Officer, Director and President (Principal Executive Officer)	Date: March 1, 2016
By:	/s/ ROBERT L. ROSEN Robert L. Rosen Interim Co-Chief Executive Officer and Chairman (Principal Executive Officer)	Date: March 1, 2016
By:	/s/ TAE-SIK YOON Tae-Sik Yoon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: March 1, 2016
By:	/s/ MICHAEL J AROUGHETI Michael J Arougheti Director	Date: March 1, 2016
By:	/s/ CAROLINE E. BLAKELY Caroline E. Blakely Director	Date: March 1, 2016
By:	/s/ WILLIAM BROWNING William Browning Director	Date: March 1, 2016
By:	/s/ JOHN HOPE BRYANT John Hope Bryant Director	Date: March 1, 2016