Form 10-Q
period 2016-03-31
Ares Commercial Real Estate Corp
filed 2016-05-05
CIK 1529377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2016
Common stock, $0.01 par value	28,478,457

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents ($2 and $8 related to consolidated VIEs, respectively)	$6,164	$8,995
Restricted cash	25,632	30,380
Loans held for investment ($424,555 and $483,572 related to consolidated VIEs, respectively)	1,209,800	1,174,391
Loans held for sale, at fair value	58,171	30,612
Mortgage servicing rights, at fair value	60,978	61,800
Other assets ($2,256 and $2,695 of interest receivable related to consolidated VIEs, respectively; $25,411 and $35,607 of other receivables related to consolidated VIEs, respectively)	61,370	72,804
Total assets	$1,422,115	$1,378,982
LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$615,397	$522,775
Warehouse lines of credit	49,578	24,806
Secured term loan	69,978	69,762
Commercial mortgage-backed securitization debt (consolidated VIE)	28,406	61,815
Collateralized loan obligation securitization debt (consolidated VIE)	156,959	192,528
Allowance for loss sharing	8,741	8,969
Due to affiliate	2,671	2,658
Dividends payable	7,429	7,152
Other liabilities ($232 and $299 of interest payable related to consolidated VIEs, respectively)	28,955	32,029
Total liabilities	968,114	922,494
Commitments and contingencies (Note 7)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2016 and December 31, 2015, 28,573,519 and 28,609,650 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	284	284
Additional paid-in capital	420,983	421,179
Accumulated deficit	(14,285)	(11,992)
Total stockholders’ equity	406,982	409,471
Non-controlling interests in consolidated VIEs	47,019	47,017
Total equity	454,001	456,488
Total liabilities and equity	$1,422,115	$1,378,982

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$18,750	$23,170
Interest expense	(8,525)	(10,178)
Net interest margin	10,225	12,992
Mortgage banking revenue:
Servicing fees, net	4,042	3,916
Gains from mortgage banking activities	2,359	4,144
Provision for loss sharing	228	566
Change in fair value of mortgage servicing rights	(1,848)	(3,181)
Mortgage banking revenue	4,781	5,445
Total revenue	15,006	18,437
Expenses:
Management fees to affiliate	1,499	1,476
Professional fees	699	775
Compensation and benefits	4,284	4,637
General and administrative expenses	1,819	1,831
General and administrative expenses reimbursed to affiliate	1,028	1,065
Total expenses	9,329	9,784
Income before income taxes	5,677	8,653
Income tax expense (benefit)	(748)	(642)
Net income attributable to ACRE	6,425	9,295
Less: Net income attributable to non-controlling interests	(1,289)	(2,233)
Net income attributable to common stockholders	$5,136	$7,062
Net income per common share:
Basic earnings per common share	$0.18	$0.25
Diluted earnings per common share	$0.18	$0.25
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,529,328	28,484,293
Diluted weighted average shares of common stock outstanding	28,602,054	28,584,784
Dividends declared per share of common stock	$0.26	$0.25

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands, except share and per share data)

(unaudited)

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	Stockholders’	Controlling	Total
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2015	28,609,650	$284	$421,179	$(11,992)	$409,471	$47,017	$456,488
Stock-based compensation	(1,277)	—	162	—	162	—	162
Repurchase and retirement of common stock	(34,854)	—	(358)	—	(358)	—	(358)
Net income	—	—	—	5,136	5,136	1,289	6,425
Dividends declared	—	—	—	(7,429)	(7,429)	—	(7,429)
Contributions from non-controlling interests	—	—	—	—	—	2	2
Distributions to non-controlling interests	—	—	—	—	—	(1,289)	(1,289)
Balance at March 31, 2016	28,573,519	$284	$420,983	$(14,285)	$406,982	$47,019	$454,001

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net income	$6,425	$9,295
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,534	3,158
Change in mortgage banking activities	277	(1,194)
Change in fair value of mortgage servicing rights	1,848	3,181
Accretion of deferred loan origination fees and costs	(953)	(1,525)
Provision for loss sharing	(228)	(566)
Originations of mortgage loans held for sale	(169,886)	(162,175)
Sale of mortgage loans held for sale to third parties	145,114	216,394
Stock-based compensation	162	199
Depreciation expense	55	54
Deferred tax benefit	(477)	(15)
Changes in operating assets and liabilities:
Restricted cash	2,687	38,680
Other assets	36,696	18,217
Due to affiliate	13	28
Other liabilities	(5,459)	1,823
Net cash provided by (used in) operating activities	17,808	125,554
Investing activities:
Issuance of and fundings on loans held for investment	(108,054)	(58,669)
Principal repayment of loans held for investment	47,850	218,094
Receipt of origination fees	680	398
Purchases of other assets	(339)	(56)
Net cash provided by (used in) investing activities	(59,863)	159,767
Financing activities:
Proceeds from secured funding agreements	204,190	20,870
Repayments of secured funding agreements	(111,568)	(69,324)
Payment of secured funding costs	(161)	(248)
Repayments of debt of consolidated VIEs	(69,212)	(187,463)
Proceeds from warehouse lines of credit	191,226	175,689
Repayments of warehouse lines of credit	(166,454)	(229,165)
Repurchase of common stock	(358)	—
Dividends paid	(7,152)	(7,147)
Contributions from non-controlling interests	2	5,685
Distributions to non-controlling interests	(1,289)	(1,764)
Net cash provided by (used in) financing activities	39,224	(292,867)
Change in cash and cash equivalents	(2,831)	(7,546)
Cash and cash equivalents, beginning of period	8,995	16,551
Cash and cash equivalents, end of period	$6,164	$9,005

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016

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

The Company is also engaged in the mortgage banking business through its wholly owned subsidiary, ACRE Capital LLC (“ACRE Capital”), which the Company believes is complementary to its principal lending business. In this business segment, the Company primarily originates, sells and services multifamily and senior-living related loans under programs offered by government-sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by government agencies, such as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While the Company earns little interest income from these activities as it generally only holds loans for short periods, the Company receives origination fees when it closes loans and sale premiums when it sells loans. The Company also retains the rights to service the loans, which are known as mortgage servicing rights (“MSRs”) and receives fees for such servicing during the life of the loans, which generally last ten years or more.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC.

Refer to the Company’s Annual Report on Form 10-K for a description of the Company’s recurring accounting policies. The Company has included disclosure below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly or (ii) the Company views as critical as of the date of this report.

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

Interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2016.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Amortization of convertible notes issuance costs and accretion of convertible notes have been reclassified into amortization of deferred financing costs in the consolidated statements of cash flows. As of March 31, 2016 and December 31, 2015, the Company no

longer presents amortization of convertible notes issuance costs and accretion of convertible notes in its consolidated statements of cash flows.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of March 31, 2016 and December 31, 2015, the Company did not recognize any impairment charges with respect to its loans held for investment.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Although the Company generally holds its target investments as long-term investments within its principal lending business, the Company may occasionally classify some of its investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. As of March 31, 2016 and December 31, 2015, the Company did not have any loans held for sale in its principal lending business.

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

A reconciliation of the Company’s interest income from loans held for investment, excluding non-controlling interests, to the Company’s interest income from loans held for investment as included within its consolidated statements of operations is as follows ($ in thousands):

	For the three months ended March 31,
	2016	2015
Interest income from loans held for investment, excluding non-controlling interests	$17,461	$20,927
Interest income from non-controlling interest investment held by third parties	1,289	2,243
Interest income from loans held for investment	$18,750	$23,170

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

Net Interest Margin and Interest Expense

Net interest margin within the consolidated statements of operations is a measure that is specific to the Company’s principal lending business and serves to measure the performance of the Principal Lending segment’s loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt, the Secured Term Loan and the 2015 Convertible Notes (individually defined in Note 5 included in these consolidated financial statements) in net interest margin. For the three months ended March 31, 2016 and 2015, interest expense is comprised of the following ($ in thousands):

	For the three months ended March 31,
	2016	2015
Secured funding agreements and securitizations debt	$6,768	$8,589
Secured term loan	1,757	—
Convertible notes	—	1,589
Interest expense	$8,525	$10,178

Comprehensive Income

For the three months ended March 31, 2016 and 2015, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).’’ The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations,” which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, ‘‘Leases (Topic 842).’’ The guidance in this ASU supersedes the leasing guidance in Topic 840, ‘‘Leases.’’ Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis (Topic 810).” The guidance in this ASU includes amendments to Topic 810, “Consolidation.” The new guidance modified the consolidation analysis for limited and general partnerships and similar type entities, as well as variable interests in a VIE, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The amendments in ASU No. 2015-02 are effective for annual reporting periods beginning after December 15, 2015. There was no impact of adopting this ASU on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance modified the requirements for reporting debt issuance costs. Under the amendments in ASU No. 2015-03, debt issuance costs related to a recognized debt liability are no longer recorded as a separate asset, but are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. In addition, in August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30).” The

additional guidance reiterates that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. ASU No. 2015-03 and ASU No. 2015-15 are required to be applied retrospectively for periods beginning after December 15, 2015. The Company early adopted this guidance retrospectively during the fourth quarter of 2015.

3.     LOANS HELD FOR INVESTMENT

As of March 31, 2016, the Company had originated or co-originated 38 loans held for investment, excluding 27 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.3 billion and outstanding principal was $1.2 billion, excluding non-controlling interests held by third parties, as of March 31, 2016. During the three months ended March 31, 2016, the Company funded approximately $109.2 million of outstanding principal and received repayments of $73.3 million of outstanding principal, excluding non-controlling interests held by third parties, as described in more detail in the tables below. Such investments are referred to herein as the Company’s “investment portfolio.” As of March 31, 2016, 66.7% of the Company’s loans have London Interbank Offered Rates (“LIBOR”) floors, with a weighted average floor of 0.23%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in mortgages and loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2016 and December 31, 2015 ($ in thousands):

	As of March 31, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$992,166	$996,308	4.4%	5.1%	1.3
Subordinated debt and preferred equity investments	171,055	173,441	10.7%	11.3%	5.3
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,163,221	$1,169,749	5.3%	6.0%	1.9

	As of December 31, 2015
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$961,395	$965,578	4.4%	5.1%	1.4
Subordinated debt and preferred equity investments	166,417	168,264	10.6%	11.2%	5.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842	5.3%	6.0%	1.9

(1)                                 The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs. The tables above exclude non-controlling interests held by third parties. A reconciliation of the Carrying Amount of loans held for investment portfolio, excluding non-controlling interests, to the Carrying Amount of loans held for investment, as included within the Company’s consolidated balance sheets, is presented below.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2016 and December 31, 2015 as weighted by the Outstanding Principal balance of each loan.

A reconciliation of the Company’s loans held for investment portfolio, excluding non-controlling interests held by third parties, to the Company’s loans held for investment as included within its consolidated balance sheets is as follows ($ in thousands):

	As of March 31, 2016
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,163,221	$1,169,749
Non-controlling interest investment held by third parties	46,579	46,579
Loans held for investment	$1,209,800	$1,216,328

	As of December 31, 2015
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842
Non-controlling interest investment held by third parties	46,579	46,579
Loans held for investment	$1,174,391	$1,180,421

A more detailed listing of the Company’s investment portfolio, excluding non-controlling interests, based on information available as of March 31, 2016 is as follows ($ in millions, except percentages):

Loan Type	Location		Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)	Payment Terms (4)
Senior Mortgage Loans:
Office	TX		$81.8	$81.4	L+5.00%		6.3%	Jan 2017	I/O
Retail	IL		75.9	75.6	L+4.00%		4.8%	Aug 2017	I/O
Hotel	CA		56.0	55.5	L+4.75%		5.9%	Feb 2019	I/O
Mixed-use	IL		56.9	56.4	L+3.60%		4.4%	Oct 2018	I/O
Office	FL		47.3	47.3	L+5.25%		5.6%	Apr 2016	I/O
Multifamily	TX		44.7	44.7	L+3.75%		4.7%	July 2016	I/O
Healthcare	NY		41.6	41.4	L+5.00%		5.9%	Dec 2016	I/O
Industrial	MO/KS		37.2	37.2	L+4.30%		5.3%	Jan 2017	P/I	(5)
Hotel	NY		36.5	36.2	L+4.75%		5.6%	June 2018	I/O
Hotel	MI		35.2	35.1	L+4.15%		4.8%	July 2017	I/O
Multifamily	TX		35.0	35.0	L+3.75%		4.7%	July 2016	I/O
Office	FL		34.0	33.9	L+3.65%		4.3%	Oct 2017	I/O
Industrial	OH		32.5	32.4	L+4.20%		5.0%	May 2018	I/O	(5)
Retail	IL		30.4	30.2	L+3.25%		4.1%	Sep 2018	I/O
Multifamily	NY		28.7	28.5	L+3.75%		4.7%	Oct 2017	I/O
Multifamily	TX		27.5	27.5	L+3.65%		4.6%	Jan 2017	I/O
Office	OR		28.6	28.4	L+3.75%		4.6%	Oct 2018	I/O
Mixed-use	NY		28.3	28.2	L+4.25%		5.0%	Aug 2017	I/O
Office	KS		25.5	25.4	L+5.00%		6.1%	Oct 2017	I/O
Multifamily	TX		25.0	24.9	L+3.65%		4.6%	Jan 2017	I/O
Multifamily	TX		23.9	23.8	L+3.80%		4.4%	Jan 2019	I/O
Multifamily	GA		23.1	23.0	L+3.85%		5.0%	May 2017	I/O
Multifamily	AZ		22.1	22.1	L+4.25%		5.5%	Sep 2016	I/O
Office	CO		19.5	19.4	L+3.95%		4.9%	Dec 2017	I/O
Office	CA		15.9	15.9	L+3.75%		4.6%	July 2016	I/O
Multifamily	NC		16.3	16.3	L+4.00%		5.0%	Apr 2017	I/O
Office	CA		14.9	14.9	L+4.50%		5.5%	July 2016	I/O
Multifamily	NY		15.0	15.0	L+3.85%		4.7%	Nov 2017	I/O
Mixed-use	NY		14.4	14.3	L+3.95%		5.0%	Sep 2017	I/O
Multifamily	FL		12.4	12.3	L+3.75%		4.8%	Apr 2017	I/O
Industrial	CA		10.1	10.0	L+5.25%		6.5%	May 2017	I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	GA/FL		38.8	38.4	L+11.85%	(6)	12.5%	June 2021	I/O
Multifamily	NY		33.3	33.2	L+8.07%		8.8%	Jan 2019	I/O
Office	NJ		17.0	16.2	12.00%		12.8%	Jan 2026	I/O	(5)
Office	GA		14.3	14.3	9.50%		9.5%	Aug 2017	I/O
Mixed-use	NY		16.7	16.7	11.50%	(7)	12.1%	Nov 2016	I/O
Multifamily	TX		4.9	4.8	L+11.00%	(8)	11.8%	Oct 2016	I/O
Various	Diversified	(9)	48.5	47.4	10.95%		11.7%	Dec 2024	I/O
Total/Weighted Average			$1,169.7	$1,163.2			6.0%

(1)                                  The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                  Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of March 31, 2016 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2016 as weighted by the Outstanding Principal balance of each loan.

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

(5)                                  In January 2015, amortization began on the senior Missouri/Kansas loan, which had an outstanding principal balance of $37.2 million as of March 31, 2016. In May 2017, amortization will begin on the senior Ohio loan, which had an outstanding principal balance of $32.5 million as of March 31, 2016. In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of March 31, 2016. The remainder of the loans in the Company’s principal lending portfolio are non-amortizing through their primary terms.

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

(8)                                  The preferred return is L+11.00% with a L+9.00% current pay and up to a capped dollar amount as PIK.

(9)                                  The preferred equity investment is in an entity whose assets are comprised of multifamily, student housing and medical office properties.

For the three months ended March 31, 2016, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2015	$1,174,391
Initial funding	98,500
Origination fees and discounts, net of costs	(1,452)
Additional funding	10,669
Amortizing payments	(156)
Loan payoffs	(73,105)
Origination fee accretion	953
Balance at March 31, 2016	$1,209,800

No impairment charges have been recognized during the three months ended March 31, 2016 and 2015.

4.   MORTGAGE SERVICING RIGHTS

MSRs represent servicing rights retained by ACRE Capital for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. ACRE Capital generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, ACRE Capital is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of March 31, 2016, ACRE Capital had a servicing portfolio (excluding ACRE’s loans held for investment portfolio; see Note 13 included in these consolidated financial statements) consisting of 971 loans with an unpaid principal balance of $5.0 billion, which includes 950 GSE / HUD loans with an unpaid principal balance of $4.4 billion and 21 other loans (managed by an affiliate of the manager of ACRE) with an unpaid principal balance of $567.6 million.  As of December 31, 2015, ACRE Capital had a servicing portfolio (excluding ACRE’s loans held for investment portfolio; see Note 13 included in these consolidated financial statements) consisting of 973 loans with an unpaid principal balance of $4.9 billion, which includes 953 GSE / HUD loans with an unpaid principal balance of $4.3 billion and 20 other loans (managed by an affiliate of the manager of ACRE) with an unpaid principal balance of $554.8 million.  As of March 31, 2016 and December 31, 2015, the carrying value of ACRE Capital’s MSRs for the GSE and HUD loan portfolio was approximately $61.0 million and $61.8 million, respectively.

Activity related to MSRs as of and for the three months ended March 31, 2016 and 2015 was as follows ($ in thousands):

Balance at December 31, 2015	$61,800
MSRs purchased	323
Additions, following sale of loan	1,490
Changes in fair value	(1,848)
Prepayments and write-offs	(787)
Balance at March 31, 2016	$60,978

Balance at December 31, 2014	$58,889
Additions, following sale of loan	3,144
Changes in fair value	(3,181)
Prepayments and write-offs	(327)
Balance at March 31, 2015	$58,525

As discussed in Note 2 included in these consolidated financial statements, the Company determines the fair values of the MSRs based on discounted cash flow models that calculate the present value of estimated future net servicing income. The fair values of ACRE Capital’s MSRs are subject to changes in discount rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital’s MSRs outstanding as of March 31, 2016 and December 31, 2015 by approximately $1.9 million and $2.0 million, respectively.

5.   DEBT

Financing Agreements

The Company, through its subsidiary ACRE Capital, borrows funds under the ASAP Line of Credit and the BAML Line of Credit (individually defined below and together, the “Warehouse Lines of Credit”). The Company also borrows funds under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined below and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (defined below). The Company refers to the Warehouse Lines of Credit, the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” As of March 31, 2016 and December 31, 2015, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of
	March 31, 2016			December 31, 2015
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$124,958	$225,000		$101,473	$225,000
Citibank Facility	152,643	250,000		112,827	250,000
BAML Facility	—	50,000		—	50,000
March 2014 CNB Facility	50,000	50,000		—	50,000
July 2014 CNB Facility	37,900	75,000		66,200	75,000
MetLife Facility	110,359	180,000		109,474	180,000
April 2014 UBS Facility	82,294	140,000		75,558	140,000
December 2014 UBS Facility	57,243	57,243		57,243	57,243
Secured Term Loan	75,000	155,000		75,000	155,000
ASAP Line of Credit	—	80,000	(1)	—	80,000	(1)
BAML Line of Credit	49,578	135,000		24,806	135,000
Total	$739,975	$1,397,243		$622,581	$1,397,243

(1)                                 The commitment amount is subject to change at any time at Fannie Mae’s discretion.

Some of the Company’s Financing Agreements are collateralized by (i) assignments of specific loans, preferred equity or a pool of loans held for investment or loans held for sale owned by the Company, (ii) interests in the subordinated portion of the Company’s securitization debt, or (iii) interests in wholly owned entity subsidiaries that hold the Company’s loans held for investment. The Company is the borrower or guarantor under each of the Financing Agreements (excluding the Warehouse Lines of Credit, where ACRE Capital is the borrower). Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Secured Funding Agreements used to fund them. The Company’s Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions regarding events of default that are normal and customary for similar financing arrangements.

Wells Fargo Facility

The Company is party to a master repurchase funding facility arranged by Wells Fargo Bank, National Association (“Wells Fargo”) (as amended and restated, the “Wells Fargo Facility”), which allows the Company to borrow up to $225.0 million. The maturity date of the Wells Fargo Facility is December 14, 2016, subject to two 12-month extensions at the Company’s option assuming no existing defaults under the Wells Fargo Facility and applicable extension fees are paid. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. Beginning on December 14, 2015, new advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%.  Advances on loans made prior to December 14, 2015 under the Wells Fargo Facility continue to accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00% to 2.50%.  The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three months ended March 31, 2016, the Company incurred a non-utilization fee of $66 thousand. For the three months ended March 31, 2015, the Company did not incur a non-utilization fee.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility (the “Citibank Facility”) with Citibank, N.A. Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank, N.A. in its sole discretion. Advances under the Citibank Facility accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.00% to 2.50%, subject to certain exceptions. The maturity date of the Citibank Facility is December 8, 2016, subject to three 12-month extensions at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees are paid. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the three months ended March 31, 2016 and 2015, the Company incurred a non-utilization fee of $68 thousand and $97 thousand, respectively.

BAML Facility

The Company is party to a $50.0 million Bridge Loan Warehousing Credit and Security Agreement (the “BAML Facility”) with Bank of America, N.A. Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by healthcare facilities and other multifamily properties. In February 2016, the Company amended the BAML Facility to expand the eligible assets to include loans secured by general and affordable multifamily properties. Bank of America, N.A. may approve the loans on which advances are made under the BAML Facility in its sole discretion. The Company may request individual loans under the BAML Facility through May 26, 2016. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. The final maturity date of individual loans under the BAML Facility is May 26, 2019. Advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurs a non-utilization fee of 12.5 basis points on the average daily available balance of the BAML Facility. For the three months ended March 31, 2016, the Company incurred a non-utilization fee of $16 thousand.

City National Bank Facilities

March 2014 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”). The Company is permitted to borrow funds under the March 2014 CNB Facility to finance investments and for other working capital and general corporate needs. In February 2016, the Company amended the March 2014 CNB Facility to extend the maturity date to March 11, 2017. The Company has one 12-month extension at its option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the March 2014 CNB Facility to March 10, 2018. Advances under the March 2014 CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the March 2014 CNB Facility is used on average, unused commitments under the March 2014 CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three months ended March 31, 2016 and 2015, the Company incurred a non-utilization fee of $43 thousand and $37 thousand, respectively.

July 2014 CNB Facility

The Company and certain of its subsidiaries are party to a $75.0 million revolving funding facility (the “July 2014 CNB Facility” and together with the March 2014 CNB Facility, the “CNB Facilities”) with City National Bank. The Company is permitted to borrow funds under the July 2014 CNB Facility to finance investments and for other working capital and general corporate needs. The maturity date of the July 2014 CNB Facility is July 31, 2016. Advances under the July 2014 CNB Facility accrue interest at a per annum rate equal, at the Company’s option, to either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 1.50% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 0.25%; provided that in no event shall the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility is used on average, unused commitments under the July 2014 CNB Facility accrue unused line fees at the rate of 0.125% per annum. For the three months ended March 31, 2016, the Company incurred a non-utilization fee of $7 thousand. For the three months ended March 31, 2015, the Company did not incur a non-utilization fee. See Note 13 included in these consolidated financial statements for more information on a credit support fee agreement with respect to the July 2014 CNB Facility.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The maturity date of the MetLife Facility is August 12, 2017, subject to two 12-month extensions at the Company’s option provided that certain conditions are met and applicable extension fees are paid. Advances under the MetLife Facility accrue interest at a per annum rate of 30 day LIBOR plus 2.35%. The Company will pay MetLife, if applicable, an annual make-whole fee equal to the amount by which the aggregate price differential paid over the term of the MetLife Facility is less than the defined minimum price differential, unless certain conditions are met.

UBS Facilities

April 2014 UBS Facility

The Company is party to a $140.0 million revolving master repurchase facility (the “April 2014 UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The maturity date of the April 2014 UBS Facility is October 21, 2018, subject to annual extensions in UBS’ sole discretion. The price differential (or interest rate) on the April 2014 UBS Facility is one-month LIBOR plus (a) 1.88% per annum, for assets that are subject to an advance for one year or less, (b) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years, and (c) 2.28% per annum, for assets that are subject to an advance for greater than two years; in each case, excluding amortization of commitment and exit fees. Upon termination of the April 2014 UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the April 2014 UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met.

December 2014 UBS Facility

The Company is party to a global master repurchase agreement (the “December 2014 UBS Facility,” and together with the April 2014 UBS Facility, the “UBS Facilities”) with UBS AG, pursuant to which the Company will sell, and later repurchase, certain retained subordinate notes in the Company’s commercial mortgage-backed securities (“CMBS”) securitization (the “Purchased Securities”) for an aggregate purchase price equal to $57.2 million. The scheduled repurchase date of the December 2014 UBS Facility is July 6, 2016 (the “Repurchase Date”). The transaction fee (or interest rate), which is payable monthly on the December 2014 UBS Facility, is equal to one-month LIBOR plus 2.74% per annum on the outstanding amount. The Purchased Securities may be purchased by the Company in whole, but not in part, prior to the Repurchase Date. If the outstanding amount of the Purchased Securities subject to the December 2014 UBS Facility is reduced or repaid prior to the Repurchase Date, UBS AG shall be entitled to a termination fee.

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

BAML Line of Credit

ACRE Capital is party to a $135.0 million line of credit agreement with Bank of America, N.A. (as amended and restated, the “BAML Line of Credit”), which is used to finance mortgage loans originated by ACRE Capital. The stated interest rate on the BAML Line of Credit is LIBOR Daily Floating Rate plus 1.60%. The BAML Line of Credit has a maturity date of June 30, 2016. ACRE Capital incurs a non-utilization fee of 12.5 basis points on the daily available balance of the BAML Line of Credit to the extent less than 40% of the BAML Line of Credit is utilized. For the three months ended March 31, 2016 and 2015, the Company incurred a non-utilization fee of $23 thousand and $15 thousand, respectively.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $155.0 million Credit and Guaranty Agreement (the “Secured Term Loan”) with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent. The Company made an initial draw of $75.0 million on December 9, 2015, the closing date. The remaining $80.0 million of the Secured Term Loan may be borrowed during the nine-month commitment period following the closing date, subject to the satisfaction of certain conditions. The Secured Term Loan carries a coupon of LIBOR + 6.0% with a LIBOR floor of 1.0% on drawn amounts. The Secured Term Loan has a maturity date of December 9, 2018. The Company is subject to a monthly non-utilization fee equal to 1.0% per annum on the unused commitment amount during the nine month commitment period following the closing date. For the three months ended March 31, 2016, the Company incurred a non-utilization fee of $202 thousand. The original issue discount on the initial draw was $1.1 million, which represented a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. The estimated effective interest rate of the Secured Term Loan, which is equal to LIBOR (subject to a floor of 1.0%) plus the stated rate of 6.0% plus the accretion of the original issue discount and associated costs, was 8.5% for the three months ended March 31, 2016.

2015 Convertible Notes

In December 2012, the Company issued $69.0 million aggregate principal amount of unsecured 7.000% Convertible Senior Notes due 2015 (the “2015 Convertible Notes”). The 2015 Convertible Notes bore interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which was equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% for the three months ended March 31, 2015. For the three months ended March 31, 2015, the interest expense incurred on this indebtedness was $1.6 million. The 2015 Convertible Notes matured on December 15, 2015 and were fully repaid at par.

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

In connection with the Company’s acquisition of ACRE Capital, Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the “Sellers”), are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers’ failure to fulfill the funding or reimbursement obligations described above. As of both March 31, 2016 and December 31, 2015, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital was $377 thousand and is included within other assets in the consolidated balance sheets. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event shall Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

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

A summary of the Company’s allowance for loss sharing as of and for the three months ended March 31, 2016 and 2015 is as follows ($ in thousands):

Balance at December 31, 2015	$8,969
Current period provision for loss sharing	(228)
Settlements/Writeoffs	—
Balance at March 31, 2016	$8,741

Balance at December 31, 2014	$12,349
Current period provision for loss sharing	(566)
Settlements/Writeoffs	(38)
Balance at March 31, 2015	$11,745

As of both March 31, 2016 and December 31, 2015, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.1 billion, from a total recourse at risk pool of

$3.1 billion. Additionally, as of March 31, 2016 and December 31, 2015, the non-at risk pool was $64.5 million and $64.8 million, respectively. The at risk pool is subject to Fannie Mae’s Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

7.     COMMITMENTS AND CONTINGENCIES

As of March 31, 2016 and December 31, 2015, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	March 31, 2016	December 31, 2015
Total commitments	$1,256,250	$1,232,163
Less: funded commitments	(1,169,749)	(1,133,842)
Total unfunded commitments	$86,501	$98,321

Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2016 and December 31, 2015, ACRE Capital had the following commitments to sell and fund loans ($ in thousands):

	As of
	March 31, 2016	December 31, 2015
Commitments to sell loans	$131,205	$237,372
Commitments to fund loans	$76,627	$207,566

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of March 31, 2016, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

Loan commitments and forward sale commitments

Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings. For the three months ended March 31, 2016, the Company entered into six loan commitments and six forward sale commitments. For the three months ended March 31, 2015, the Company entered into 16 loan commitments and 16 forward sale commitments.

As of March 31, 2016, the Company had five loan commitments with a total notional amount of $76.6 million and 17 forward sale commitments with a total notional amount of $131.2 million, with maturities ranging from 15 days to 14 months that were not designated as hedges in qualifying hedging relationships. As of December 31, 2015, the Company had 16 loan commitments with a total notional amount of $207.6 million and 24 forward sale commitments with a total notional amount of $237.4 million, with maturities ranging from 25 days to 17 months that were not designated as hedges in qualifying hedging relationships.

MSR purchase commitments

In July 2015, ACRE Capital entered into a purchase agreement with a third party to purchase the servicing rights for a HUD loan (the “July 2015 HUD Loan”). Under the purchase agreement, the purchase price for the servicing rights was $325 thousand and ACRE Capital assumed the rights to service the loan in March 2016. The derivative asset associated with the rights to service the July 2015 HUD Loan is included within other assets in the consolidated balance sheet as of December 31, 2015.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification within the Company’s consolidated balance sheets as of March 31, 2016 and December 31, 2015 ($ in thousands):

	As of
	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Loan commitments	Other assets	$9,554	Other assets	$8,450
Forward sale commitments	Other assets	—	Other assets	25
MSR purchase commitment	Other assets	—	Other assets	330
Forward sale commitments	Other liabilities	(6,725)	Other liabilities	(1,868)
Total derivatives not designated as hedging instruments		$2,829		$6,937

9.   EQUITY

Stock Buyback Program

In May 2015, the Company announced that the Company’s board of directors authorized the Company to repurchase up to $20 million of the Company’s outstanding common stock over a period of one year (the “Stock Buyback Program”). In February 2016, the Company’s board of directors increased the size of the existing $20 million Stock Buyback Program to $30 million and extended the Stock Buyback Program through March 31, 2017. Purchases made pursuant to the Stock Buyback Program will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time. In connection with this Stock Buyback Program, in March 2016, the Company entered into a Rule 10b5-1 plan to repurchase shares of the Company’s common stock in accordance with certain parameters set forth in the Stock Buyback Program. During the three months ended March 31, 2016, the Company repurchased a total of 34,854 shares of the Company’s common stock in the open market for an aggregate purchase price of approximately $358 thousand, including expenses paid. The shares were repurchased at an average price of $10.28 per share, including expenses paid. See Note 17 included in these consolidated financial statements for a subsequent event related to the Stock Buyback Program.

Common Stock

There were no shares issued in public or private offerings for the three months ended March 31, 2016 and for the year ended December 31, 2015. See “Equity Incentive Plan” below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of March 31, 2016:

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

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for the Company’s directors and officers and employees of ACRE Capital as of March 31, 2016:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
Balance as of December 31, 2015	16,945	4,686	62,563	84,194
Granted	—	—	—	—
Vested	(7,224)	(1,562)	(7,646)	(16,432)
Forfeited	(1,277)	—	—	(1,277)
Balance as of March 31, 2016	8,444	3,124	54,917	66,485

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees (1)	Total
2016	7,610	3,124	30,381	41,115
2017	834	—	—	834
2018	—	—	—	—
2019	—	—	—	—
2020	—	—	—	—
Total	8,444	3,124	30,381	41,949

(1)                                 Future anticipated vesting related to an employee of ACRE Capital that was granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time is not included due to uncertainty in actual vesting date.

Non-Controlling Interests

The non-controlling interests held by third parties in the Company’s consolidated balance sheets represent the equity interests in a limited liability company, ACRC KA Investor LLC (“ACRC KA”) that are not owned by the Company. A portion of ACRC KA’s consolidated equity and net income are allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of March 31, 2016 and December 31, 2015, ACRC KA’s total equity was $96.0 million, of which $49.0 million was owned by the Company and $47.0 million was allocated to non-controlling interests held by third parties. See Note 15 included in these consolidated financial statements for more information on ACRC KA.

10.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015 ($ in thousands, except share and per share data):

	For the three months ended March 31,
	2016	2015
Net income attributable to common stockholders:	$5,136	$7,062
Divided by:
Basic weighted average shares of common stock outstanding:	28,529,328	28,484,293
Non-vested restricted stock	72,726	100,491
Diluted weighted average shares of common stock outstanding:	28,602,054	28,584,784
Basic earnings per common share:	$0.18	$0.25
Diluted earnings per common share:	$0.18	$0.25

11.   INCOME TAX

The Company established a taxable REIT subsidiary (“TRS”), ACRE Capital Holdings LLC (“TRS Holdings”), in connection with the acquisition of ACRE Capital. In addition, in December 2013 and March 2014, the Company formed ACRC W TRS and ACRC U TRS, respectively, in order to issue and hold certain loans intended for sale. The TRS’ income tax provision consisted of the following for the three months ended March 31, 2016 and 2015 ($ in thousands):

	For the three months ended March 31,
	2016	2015
Current	$(271)	$(627)
Deferred	(477)	(15)
Total income tax benefit	$(748)	$(642)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within other assets and other liabilities in the consolidated balance sheets, respectively. As of March 31, 2016 and December 31, 2015, the TRS’ U.S. tax jurisdiction was in a net deferred tax liability position. The TRS’ are not currently subject to tax in any foreign tax jurisdictions.

As of March 31, 2016, TRS Holdings had a net operating loss carryforward of $7.8 million, which may be carried back to 2013 and forward 20 years. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on the TRS’ respective net deferred tax assets and liabilities ($ in thousands):

	As of
	March 31, 2016	December 31, 2015
Deferred tax assets
Mortgage servicing rights	$4,632	$4,083
Net operating loss carryforward	2,906	2,906
Other temporary differences	2,066	1,762
Sub-total-deferred tax assets	9,604	8,751
Deferred tax liabilities
Basis difference in assets from acquisition of ACRE Capital	(2,709)	(2,709)
Components of gains from mortgage banking activities	(9,689)	(9,344)
Amortization of intangible assets	(328)	(297)
Sub-total-deferred tax liabilities	(12,726)	(12,350)
Net deferred tax liability	$(3,122)	$(3,599)

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

The following table is a reconciliation of the TRS’ statutory U.S. federal income tax rate to the TRS’ effective tax rate for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Federal statutory rate	35.0%	35.0%
State income taxes	3.6%	2.4%
Federal benefit of state tax deduction	(1.3)%	(0.8)%
Effective tax rate	37.3%	36.6%

As of March 31, 2016, tax years 2012 through 2015 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next twelve months.

Intercompany Notes

In connection with the acquisition of ACRE Capital, the Company partially capitalized TRS Holdings with a $44.0 million note. In October 2014, the Company entered into an $8.0 million revolving promissory note with TRS Holdings (collectively, the two intercompany notes described above are referred to as, the “Intercompany Notes”). As of both March 31, 2016 and December 31, 2015, the outstanding principal balance of the Intercompany Notes was $51.9 million. The income statement effects of the Intercompany Notes are eliminated in consolidation for financial reporting purposes, but the interest income and expense from the Intercompany Notes will affect the taxable income of the Company and TRS Holdings.

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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of March 31, 2016 and December 31, 2015 ($ in thousands):

	Fair Value as of March 31, 2016
	Level I	Level II	Level III	Total
Loans held for sale	$—	$58,171	$—	$58,171
Mortgage servicing rights	—	—	60,978	60,978
Derivative assets:
Loan commitments	—	—	9,554	9,554
Derivative liabilities:
Forward sale commitments	—	—	(6,725)	(6,725)

	Fair Value as of December 31, 2015
	Level I	Level II	Level III	Total
Loans held for sale	$—	$30,612	$—	$30,612
Mortgage servicing rights	—	—	61,800	61,800
Derivative assets:
Loan commitments	—	—	8,450	8,450
Forward sale commitments	—	—	25	25
MSR purchase commitment	—	—	330	330
Derivative liabilities:
Forward sale commitments	—	—	(1,868)	(1,868)

There were no transfers between the levels as of March 31, 2016 and December 31, 2015. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

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

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of March 31, 2016 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Mortgage servicing rights	$60,978	Discounted cash flow	Discount rate	8 - 14%	11.0%
Loan commitments and forward sale commitments	2,829	Discounted cash flow	Discount rate	8%	8.0%

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

The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities as of and for the three months ended March 31, 2016 and 2015 ($ in thousands):

Balance as of December 31, 2015	$6,937
Settlements	(9,438)
Realized gains (losses) recorded in net income (1)	2,501
Unrealized gains (losses) recorded in net income (1)	2,829
Balance as of March 31, 2016	$2,829

Balance as of December 31, 2014	$1,670
Settlements	(4,337)
Realized gains (losses) recorded in net income (1)	2,667
Unrealized gains (losses) recorded in net income (1)	4,719
Balance as of March 31, 2015	$4,719

(1)                                 Realized and unrealized gains (losses) from derivatives are included within gains from mortgage banking activities in the consolidated statements of operations.

See Note 4 included in these consolidated financial statements for the changes in MSRs that are classified as Level III.

As of March 31, 2016 and December 31, 2015, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		March 31, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,209,800	$1,216,328	$1,174,391	$1,180,421
Financial liabilities:
Secured funding agreements	2	$615,397	$615,397	$522,775	$522,775
Warehouse lines of credit	2	49,578	49,578	24,806	24,806
Secured term loan	2	69,978	75,000	69,762	75,000
Commercial mortgage-backed securitization debt (consolidated VIE)	3	28,406	28,406	61,815	61,856
Collateralized loan obligation securitization debt (consolidated VIE)	3	156,959	157,656	192,528	193,419

The carrying values of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs and net of an allowance for loan losses. The Company may record fair value adjustments on a nonrecurring basis when it has determined that it is necessary to record a specific reserve against a loan and the Company measures such specific reserve using the fair value of the loan’s collateral. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Financing Agreements, CMBS debt and collateralized loan obligation (“CLO”) debt are recorded at outstanding principal, which is the Company’s best estimate of the fair value.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (see Note 9 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. No incentive fees were incurred for the three months ended March 31, 2016 and 2015.

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

Summarized below are the related party costs incurred by the Company, including ACRE Capital, for the three months ended March 31, 2016 and 2015 and amounts payable to the Company’s Manager as of March 31, 2016 and December 31, 2015 ($ in thousands):

	Incurred		Payable
	For the three months ended March 31,		As of
	2016	2015	March 31, 2016	December 31, 2015
Affiliate Payments
Management fees	$1,499	$1,476	$1,499	$1,501
General and administrative expenses	1,028	1,065	1,028	919
Direct costs	375	407	144	238
Total	$2,902	$2,948	$2,671	$2,658

Credit Support Fee Agreement

In July 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. During the three months ended March 31, 2016 and 2015, the Company incurred a credit support fee of $193 thousand and $275 thousand, respectively, under the July 2014 CNB Facility which is included within interest expense in the Company’s consolidated statements of operations. See Note 5 included in these consolidated financial statements for more information on the July 2014 CNB Facility.

14.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2016 and 2015 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
March 1, 2016	March 31, 2016	April 15, 2016	$0.26	$7,429
Total cash dividends declared for the three months ended March 31, 2016			$0.26	$7,429

March 5, 2015	March 31, 2015	April 15, 2015	$0.25	$7,146
Total cash dividends declared for the three months ended March 31, 2015			$0.25	$7,146

15.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in: (a) the CMBS transaction and the Company’s retained interests in the subordinated classes of the certificates issued by the Trust (as defined below) it initiated and (b) the CLO transaction and the Company’s retained interests in the subordinated notes and preferred equity of the Issuer (as defined below) and (c) a preferred equity investment in an LLC entity (discussed below), all of which are generally considered to be variable interests in a VIE. The Trust and Issuer together are referred herein as the Company’s “Securitization VIEs.”

CMBS Securitization

In connection with forming ACRE Commercial Mortgage Trust 2013-FL1 (the “Trust”), ACRC 2013-FL1 Depositor LLC (the “Depositor”), a wholly owned subsidiary of the Company, entered into a Pooling and Servicing Agreement dated as of November 1, 2013 (as amended on March 28, 2014, the “Pooling and Servicing Agreement”) with Wells Fargo as master servicer, ACRES as servicer, U.S. Bank National Association as trustee, and Trimont Real Estate Advisors Inc. as trust advisor. The Trust is treated for U.S. federal income tax purposes as a real estate mortgage investment conduit.

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

In connection with the securitization, the Company offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the “Offered Certificates”) to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act of 1933. As of March 31, 2016 and December 31, 2015, the aggregate principal balance of the Offered Certificates was approximately $28.4 million and $61.9 million, respectively. In addition, a wholly owned subsidiary of the Company retained approximately $98.8 million of the certificates. The Company, as the holder of the subordinated classes of the Trust, has the obligation to absorb losses of the Trust, since the Company has a first loss position in the capital structure of the Trust.

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

The Notes are collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $378.8 million (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement dated as of August 15, 2014, between ACRC Lender LLC and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes to third parties. A wholly owned subsidiary of the Company retained approximately $37.4 million of the most subordinate Notes and all of the preferred equity in the Issuer. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO. As of March 31, 2016 and December 31, 2015, the aggregate principal balance of the Offered Notes was approximately $157.7 million and $193.4 million, respectively.

Summary of Securitization VIEs

As the directing holder of the CMBS and the CLO, the Company has the ability to direct activities that could significantly impact the Securitization VIEs’ economic performance. If an unrelated third party had the right to unilaterally remove the special servicer, then the Company would not have the power to direct activities that most significantly impact the Securitization VIEs’ economic performance. In addition, there are no substantive kick-out rights of any unrelated third party to remove the special servicer without cause. The Company’s subsidiaries, as directing holders, have the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of these Securitization VIEs; thus, the Securitization VIEs are consolidated into the Company’s consolidated financial statements.

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

The inclusion of the assets and liabilities of Securitization VIEs of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of Securitization VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in these Securitization VIEs is limited to the carrying value of its investment in the entity. As of March 31, 2016 and December 31, 2015, the Company’s maximum risk of loss was $168.8 million, which represents the carrying value of its investment in the Securitization VIEs. For the three months ended March 31, 2016 and 2015, the Company incurred interest expense related to the Securitization VIEs of $1.4 million and $2.4 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets were comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company’s investment in ACRC KA is considered to be an investment in a VIE. As of both March 31, 2016 and December 31, 2015, the Company owned a controlling financial interest of 51.0% of the equity shares in the VIE and the third party institutional investors owned the remaining 49.0%, a minority financial interest. The preferred equity shares are entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum.

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

As of March 31, 2016 and December 31, 2015, the carrying value of the preferred equity investment, which is net of unamortized fees and origination costs, was $94.0 million and $93.9 million, respectively, and is included within loans held for investment in the consolidated balance sheets. The risk associated solely with respect to the Company’s investment in this VIE is limited to the outstanding principal of its investment in the entity. As of both March 31, 2016 and December 31, 2015, the Company’s maximum risk of loss solely with respect to this investment was $48.5 million.

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

The Company is not obligated to provide, nor has it provided, any financial support for any of the Company’s unconsolidated VIEs. As such, the risks associated with the Company’s involvement in these unconsolidated VIEs are limited to the outstanding principal of the Company’s investment in the entity.

The following table presents the carrying value and the maximum exposure to loss of unconsolidated VIEs as of March 31, 2016 and December 31, 2015 ($ in thousands):

	As of
	March 31, 2016	December 31, 2015
Carrying value	$43,261	$55,144
Maximum exposure to loss	$43,677	$55,704

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

The table below presents the Company’s total assets as of March 31, 2016 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$4,311	$1,853	$6,164
Restricted cash	9,962	15,670	25,632
Loans held for investment	1,209,800	—	1,209,800
Loans held for sale, at fair value	—	58,171	58,171
Mortgage servicing rights, at fair value	—	60,978	60,978
Other assets	40,475	20,895	61,370
Total Assets	$1,264,548	$157,567	$1,422,115

The table below presents the Company’s total assets as of December 31, 2015 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Cash and cash equivalents	$5,066	$3,929	$8,995
Restricted cash	13,083	17,297	30,380
Loans held for investment	1,174,391	—	1,174,391
Loans held for sale, at fair value	—	30,612	30,612
Mortgage servicing rights, at fair value	—	61,800	61,800
Other assets	53,191	19,613	72,804
Total Assets	$1,245,731	$133,251	$1,378,982

The table below presents the Company’s consolidated net income for the three months ended March 31, 2016 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Net interest margin:
Interest income from loans held for investment	$18,750	$—	$18,750
Interest expense	(8,525)	— (2)	(8,525)
Net interest margin	10,225 (1)	—	10,225

Mortgage banking revenue:
Servicing fees, net	—	4,042 (2)	4,042
Gains from mortgage banking activities	—	2,359	2,359
Provision for loss sharing	—	228	228
Change in fair value of mortgage servicing rights	—	(1,848)	(1,848)
Mortgage banking revenue	—	4,781	4,781
Total revenue	10,225	4,781	15,006

Expenses:
Management fees to affiliate	1,352	147	1,499
Professional fees	490	209	699
Compensation and benefits	—	4,284	4,284
General and administrative expenses	723	1,096	1,819
General and administrative expenses reimbursed to affiliate	897	131	1,028
Total expenses	3,462	5,867	9,329
Income (loss) before income taxes	6,763	(1,086)	5,677
Income tax expense (benefit)	4	(752)	(748)
Net income (loss) attributable to ACRE	6,759	(334)	6,425
Less: Net income attributable to non-controlling interests	(1,289)	—	(1,289)
Net income (loss) attributable to common stockholders	$5,470	$(334)	$5,136

(1)                                 Revenues from two of the Company’s borrowers in the Principal Lending segment represented approximately 26.0% of the Company’s consolidated revenues for the three months ended March 31, 2016.

(2)                                 Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 11 included in these consolidated financial statements. Additionally, servicing fees, net does not include servicing fee revenue related to the primary servicing by ACRE Capital of the Company’s loans held for investment, as described in Note 13 included in these consolidated financial statements. The intercompany interest expense and servicing fee revenue are eliminated from the consolidated financial statements of the Company. If intercompany interest expense and servicing fee revenue were included in the consolidated financial statements, interest expense, servicing fees, net and net loss for the three months ended March 31, 2016 would have been $1.0 million, $4.1 million and $1.3 million, respectively, for Mortgage Banking.

The table below presents the Company’s consolidated net income for the three months ended March 31, 2015 by business segment ($ in thousands):

	Principal Lending	Mortgage Banking	Total
Net interest margin:
Interest income from loans held for investment	$23,170	$—	$23,170
Interest expense	(10,178)	— (2)	(10,178)
Net interest margin	12,992 (1)	—	12,992

Mortgage banking revenue:
Servicing fees, net	—	3,916 (2)	3,916
Gains from mortgage banking activities	—	4,144	4,144
Provision for loss sharing	—	566	566
Change in fair value of mortgage servicing rights	—	(3,181)	(3,181)
Mortgage banking revenue	—	5,445	5,445
Total revenue	12,992	5,445	18,437

Expenses:
Management fees to affiliate	1,343	133	1,476
Professional fees	506	269	775
Compensation and benefits	—	4,637	4,637
General and administrative expenses	799	1,032	1,831
General and administrative expenses reimbursed to affiliate	930	135	1,065
Total expenses	3,578	6,206	9,784
Income (loss) before income taxes	9,414	(761)	8,653
Income tax expense (benefit)	(21)	(621)	(642)
Net income (loss) attributable to ACRE	9,435	(140)	9,295
Less: Net income attributable to non-controlling interests	(2,233)	—	(2,233)
Net income (loss) attributable to common stockholders	$7,202	$(140)	$7,062

(1)                                 Revenues from one of the Company’s borrowers in the Principal Lending segment represented approximately 17.6% of the Company’s consolidated revenues for the three months ended March 31, 2015.

(2)                                 Interest expense does not include interest expense related to the Intercompany Notes, as described in Note 11 included in these consolidated financial statements. Additionally, servicing fees, net does not include servicing fee revenue related to the primary servicing by ACRE Capital of the Company’s loans held for investment, as described in Note 13 included in these consolidated financial statements. The intercompany interest expense and servicing fee revenue are eliminated from the consolidated financial statements of the Company. If intercompany interest expense and servicing fee revenue were included in the consolidated financial statements, interest expense, servicing fees, net and net loss for the three months ended March 31, 2015 would have been $1.0 million, $4.0 million and $1.1 million, respectively, for Mortgage Banking.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2016, except as disclosed below.

On April 25, 2016, the Company appointed Rand S. April and James E. Skinner to its board of directors as independent directors.

On April 27, 2016, the Company originated a $76.0 million first mortgage loan on a mixed-use property located in New York.  At closing, the outstanding principal balance was approximately $65.6 million. The loan has an interest rate of LIBOR + 4.16% (plus fees) and an initial term of three years.

From April 1, 2016 through May 3, 2016, the Company repurchased a total of 95,062 shares of the Company’s common stock in the open market for an aggregate purchase price of $1.1 million, including expenses paid, under the Stock Buyback Program. The shares were repurchased at an average price of $11.34 per share, including expenses paid.

From April 1, 2016 through May 3, 2016, ACRE Capital originated $38.3 million in Fannie Mae, Freddie Mac or HUD loan commitments.

On May 5, 2016, the Company declared a cash dividend of $0.26 per common share for the second quarter of 2016. The second quarter 2016 dividend is payable on July 15, 2016 to common stockholders of record as of June 30, 2016.

Item 2.   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•                             market conditions and our ability to access alternative debt markets and additional debt and equity capital;

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

•                             the ability of Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”) to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

•                             allocation of investment opportunities to us by our Manager;

•                             the ability of our wholly owned subsidiary, ACRE Capital LLC (“ACRE Capital”), to originate and sell mortgage loans;

•                             our ability to successfully complete and integrate any acquisitions;

•                             our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•                             our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”);

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

•                             uncertainty surrounding the financial stability of the United States, European Union and China;

•                             global economic trends and economic recoveries;

•                             market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

•                             the future of U.S. government-sponsored enterprises (“GSEs”).

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those expressed in the forward-looking statements for any reason, including the factors set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this quarterly report on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements.

Overview

We are a specialty finance company that operates both as a principal lender and a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). We are externally managed by our Manager, a subsidiary of Ares Management, L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to the terms of the management agreement dated April 25, 2012, as amended, between us and our Manager (the “Management Agreement”). From the commencement of our operations in late 2011, we have been primarily focused on our principal lending business, where we directly originate, manage and service a diversified portfolio of commercial real estate (“CRE”) debt-related investments for our own account.

We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital, which we believe is complementary to our principal lending business. In this business segment, we primarily originate, sell and service multifamily and other senior-living related loans under programs offered by GSEs, such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by government agencies, such as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While we earn little interest income from these activities as we generally only hold loans for short periods, we receive origination fees when we close loans and sale premiums when we sell loans. We also retain the rights to service the loans, which are known as mortgage servicing rights (“MSRs”) and receive fees for providing such servicing during the life of the loans, which generally last ten years or more.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Developments During the First Quarter of 2016:

•                  ACRE originated a $56.0 million first mortgage loan on a hotel portfolio located in California.

•                  ACRE originated a $25.5 million first mortgage loan on an office property located in Kansas.

•                  ACRE originated a $17.0 million mezzanine loan on an office property located in New Jersey.

•      ACRE Capital rate locked $38.9 million in loan commitments.

•                  ACRE amended its $50.0 million Bridge Loan Warehousing Credit and Security Agreement (the “BAML Facility”) with Bank of America, N.A. to expand the eligible assets to include loans secured by general and affordable multifamily properties.

•                  ACRE amended its $50.0 million secured revolving funding facility (the “March 2014 CNB Facility”) with City National Bank to extend the maturity date to March 11, 2017.

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

Stock Buyback Program

In May 2015, we announced that the our board of directors authorized us to repurchase up to $20.0 million of our outstanding common stock over a period of one year (the “Stock Buyback Program”). In February 2016, we announced that our board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017. Purchases made pursuant to the Stock Buyback Program will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time. In connection with this Stock Buyback Program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in the Stock Buyback Program. During the three months ended March 31, 2016, we repurchased a total of 34,854 shares of our common stock in the open market for an aggregate purchase price of approximately $358 thousand, including expenses paid. The shares were repurchased at an average price of $10.28 per share, including expenses paid. See “Recent Developments,” as well as Note 17 to our consolidated financial statements for a subsequent event related to the Stock Buyback Program.

Investment Portfolio

As of March 31, 2016, we have originated or co-originated 38 loans held for investment, excluding 27 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of March 31, 2016, the aggregate originated commitment under these loans at closing was approximately $1.3 billion and outstanding principal was $1.2 billion, excluding non-controlling interests held by third parties. During the three months ended March 31, 2016, we funded approximately $109.2 million of outstanding principal and received repayments of $73.3 million of outstanding principal, excluding non-controlling interests held by third parties. As of March 31, 2016, 66.7% of our loans have London Interbank Offered Rates (“LIBOR”) floors, with a weighted average floor of 0.23%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of March 31, 2016, all loans were paying in accordance with their contractual terms. During the three months ended March 31, 2016, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of March 31, 2016 ($ in thousands):

	As of March 31, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$992,166	$996,308	4.4%	5.1%	1.3
Subordinated debt and preferred equity investments	171,055	173,441	10.7%	11.3%	5.3
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,163,221	$1,169,749	5.3%	6.0%	1.9

(1)                                 The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)                                 Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of March 31, 2016 as weighted by the Outstanding Principal balance of each loan.

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

A reconciliation of our loans held for investment portfolio, excluding non-controlling interests held by third parties, to our loans held for investment as included within our consolidated balance sheets is as follows ($ in thousands):

	As of March 31, 2016
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,163,221	$1,169,749
Non-controlling interest investment held by third parties	46,579	46,579
Loans held for investment	$1,209,800	$1,216,328

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

A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

For the three months ended March 31, 2016
Interest income from loans held for investment, excluding non-controlling interests	$17,461
Interest income from non-controlling interest investment held by third parties	1,289
Interest income from loans held for investment	$18,750

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See Note 2 to our consolidated financial statements included in this quarterly report on Form 10-Q, which describes recently issued accounting pronouncements not yet required to be adopted by us.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2016 and 2015 ($ thousands):

	For the three months ended March 31,
	2016	2015
Net interest margin	$10,225	$12,992
Mortgage banking revenue	4,781	5,445
Total revenue	15,006	18,437
Total expenses	9,329	9,784
Income before income taxes	5,677	8,653
Income tax expense (benefit)	(748)	(642)
Net income attributable to ACRE	6,425	9,295
Less: Net income attributable to non-controlling interests	(1,289)	(2,233)
Net income attributable to common stockholders	$5,136	$7,062

The following tables set forth select details of our consolidated results of operations for the three months ended March 31, 2016 and 2015 ($ thousands):

Net Interest Margin

	For the three months ended March 31,
	2016	2015
Interest income from loans held for investment	$18,750	$23,170
Interest expense	(8,525)	(10,178)
Net interest margin	$10,225	$12,992

For the three months ended March 31, 2016 and 2015, net interest margin was approximately $10.2 million and $13.0 million, respectively. For the three months ended March 31, 2016 and 2015, interest income from loans held for investment of $18.8 million and $23.2 million, respectively, was generated by weighted average earning assets of $1.2 billion and $1.3 billion, respectively, offset by $8.5 million and $10.2 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined below and collectively, the “Secured Funding Agreements”) and securitization debt, the Secured Term Loan (defined below) and convertible notes were $845.0 million and $1.0 billion for the three months ended March 31, 2016 and 2015, respectively. The decrease in net interest margin for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily relates to a decrease in our weighted average earning assets for the three months ended March 31, 2016.

Mortgage Banking Revenue

	For the three months ended March 31,
	2016	2015
Servicing fees, net (1)	$4,042	$3,916
Gains from mortgage banking activities (2)	2,359	4,144
Provision for loss sharing	228	566
Change in fair value of mortgage servicing rights	(1,848)	(3,181)
Mortgage banking revenue	$4,781	$5,445

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

(2)                                 Gains from mortgage banking activities include the initial fair value of MSRs, loan origination fees, gain on the sale of loans, interest income on loans held for sale, changes to the fair value of derivative financial instruments, including loan commitments and forward sale commitments, and reduced by the expense related to the initial fair value of the servicing fee payable and interest expense related to our multifamily as soon as pooled sale agreement with Fannie Mae (the “ASAP Line of Credit”) and the BAML Line of Credit (together with the ASAP Line of Credit, the “Warehouse Lines of Credit”).

For the three months ended March 31, 2016 and 2015, net servicing fees were approximately $4.0 million and $3.9 million, respectively. For the three months ended March 31, 2016 and 2015, net gains from mortgage banking activities were approximately $2.4 million and $4.1 million, respectively. The decrease in mortgage banking revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily relates to a decrease in our loan originations for the three months ended March 31, 2016. ACRE Capital rate-locked six loans totaling $38.9 million in commitments for the three months ended March 31, 2016 compared to 16 loans totaling $202.0 million in commitments for the three months ended March 31, 2015.

Operating Expenses

	For the three months ended March 31,
	2016	2015
Management fees to affiliate	$1,499	$1,476
Professional fees	699	775
Compensation and benefits	4,284	4,637
General and administrative expenses	1,819	1,831
General and administrative expenses reimbursed to affiliate	1,028	1,065
Total expenses	$9,329	$9,784

For the three months ended March 31, 2016 and 2015, we incurred operating expenses of $9.3 million and $9.8 million, respectively. The decrease in operating expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily relates to a reduction in commission expense and other performance based compensation due to a decrease in our loan originations at ACRE Capital for the three months ended March 31, 2016.

Related Party Expenses

For the three months ended March 31, 2016, related party expenses included $1.5 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended March 31, 2015, related party expenses included $1.5 million in management fees due to our Manager and $1.1 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement.

Other Expenses

For the three months ended March 31, 2016 and 2015, professional fees were $0.7 million and $0.8 million, respectively. The decrease in professional fees for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily relates to a decrease in our use of third party professionals. For both the three months ended March 31, 2016 and 2015, general and administrative expenses were $1.8 million.

Compensation and Benefits

For the three months ended March 31, 2016 and 2015, compensation and benefits were $4.3 million and $4.6 million, respectively, all of which related to ACRE Capital. The decrease in compensation and benefits for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily relates to a reduction in commission expense and other performance based compensation due to a decrease in our loan originations at ACRE Capital for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under the Secured Funding Agreements, the Warehouse Lines of Credit and the Secured Term Loan (defined below) (collectively, the “Financing Agreements”), the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in the commercial mortgage-backed securitization (“CMBS”) and collateralized loan obligation (“CLO”) securitization are applied sequentially, first going to pay down the senior CMBS and CLO notes, and accordingly we will not receive any proceeds from repayment of loans in the CMBS or CLO until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See “Recent Developments” included in this quarterly report on Form 10-Q for information on our available capital as of May 3, 2016. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2016 and 2015 ($ in thousands):

	For the three months ended March 31,
	2016	2015
Net income	$6,425	$9,295
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	11,383	116,259
Net cash provided by (used in) operating activities	17,808	125,554
Net cash provided by (used in) investing activities	(59,863)	159,767
Net cash provided by (used in) financing activities	39,224	(292,867)
Change in cash and cash equivalents	$(2,831)	$(7,546)

During the three months ended March 31, 2016 and 2015, cash and cash equivalents decreased by $2.8 million and $7.5 million, respectively.

Operating Activities

For the three months ended March 31, 2016 and 2015, net cash provided by operating activities totaled $17.8 million and $125.6 million, respectively. For the three months ended March 31, 2016, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $169.9 million, sale of mortgage loans held for sale to third parties of $145.1 million, change in the fair value of MSRs of $1.8 million, change in other liabilities of $5.5 million, change in restricted cash of $2.7 million and change in other assets of $36.7 million. For the three months ended March 31, 2015, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $162.2 million, sale of mortgage loans held for sale to third parties of $216.4 million, change in the fair value of MSRs of $3.2 million, change in restricted cash of $38.7 million and change in other assets of $18.2 million.

Investing Activities

For the three months ended March 31, 2016 and 2015, net cash provided by (used in) investing activities totaled $(59.9) million and $159.8 million, respectively. This change in net cash provided by (used in) investing activities was primarily related to cash used for the origination of new loans held for investment exceeding the cash received for the principal repayment of loans held for investment for the three months ended March 31, 2016.

Financing Activities

For the three months ended March 31, 2016, net cash provided by financing activities totaled $39.2 million and primarily related to proceeds from our Secured Funding Agreements of $204.2 million and proceeds from our Warehouse Lines of Credit of $191.2 million, partially offset by repayments of our Secured Funding Agreements of $111.6 million, repayments of debt of consolidated variable interest entities (“VIEs”) of $69.2 million and repayments of our Warehouse Lines of Credit of $166.5 million. For the three months ended March 31, 2015, net cash used in financing activities totaled $292.9 million and related primarily to repayments of our Secured Funding Agreements of $69.3 million, repayments of debt of consolidated VIEs of $187.5 million and repayments of our Warehouse Lines of Credit of $229.2 million, partially offset by proceeds from our Secured Funding Agreements of $20.9 million and proceeds from our Warehouse Lines of Credit of $175.7 million.

Summary of Financing Agreements

The sources of financing under our Financing Agreements are described in the following table ($ in thousands):

	As of
	March 31, 2016							December 31, 2015
	Total Commitment		Outstanding Balance	Interest Rate		Maturity Date		Total Commitment		Outstanding Balance	Interest Rate		Maturity Date
Secured funding agreements:
Wells Fargo Facility	$225,000		$124,958	LIBOR+1.75 to 2.35%		December 14, 2016	(1)	$225,000		$101,473	LIBOR+1.75 to 2.35%		December 14, 2016	(1)
Citibank Facility	250,000		152,643	LIBOR+2.00 to 2.50%		December 8, 2016	(2)	250,000		112,827	LIBOR+2.00 to 2.50%		December 8, 2016	(2)
BAML Facility	50,000		—	LIBOR+2.25 to 2.75%		May 26, 2016	(3)	50,000		—	LIBOR+2.25 to 2.75%		May 26, 2016	(3)
March 2014 CNB Facility	50,000		50,000	LIBOR+3.00%		March 11, 2017	(4)	50,000		—	LIBOR+3.00%		March 11, 2016	(4)
July 2014 CNB Facility	75,000		37,900	LIBOR+3.00%	(5)	July 31, 2016		75,000		66,200	LIBOR+3.00%	(5)	July 31, 2016
MetLife Facility	180,000		110,359	LIBOR+2.35%		August 12, 2017	(6)	180,000		109,474	LIBOR+2.35%		August 12, 2017	(6)
April 2014 UBS Facility	140,000		82,294	LIBOR+1.88 to 2.28%	(7)	October 21, 2018		140,000		75,558	LIBOR+1.88 to 2.28%	(7)	October 21, 2018
December 2014 UBS Facility	57,243		57,243	LIBOR+2.74%		July 6, 2016		57,243		57,243	LIBOR+2.74%		July 6, 2016
Subtotal	$1,027,243		$615,397					$1,027,243		$522,775

Warehouse lines of credit:
ASAP Line of Credit	$80,000	(8)	$—	LIBOR+1.40 to 1.75%		No expiration	(8)	$80,000	(8)	$—	LIBOR+1.40 to 1.75%		No expiration	(8)
BAML Line of Credit	135,000		49,578	LIBOR+1.60%		June 30, 2016		135,000		24,806	LIBOR+1.60%		June 30, 2016
Subtotal	$215,000		$49,578					$215,000		$24,806

Secured Term Loan	$155,000		$75,000	LIBOR+6.00%	(9)	December 9, 2018		$155,000		$75,000	LIBOR+6.00%	(9)	December 9, 2018
Total	$1,397,243		$739,975					$1,397,243		$622,581

(1)                                 The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (as amended and restated, the “Wells Fargo Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. Beginning on December 14, 2015, new advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. Advances on loans made prior to December 14, 2015 under the Wells Fargo Facility continue to accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00% to 2.50%.

(2)                                 The master repurchase facility with Citibank, N.A. (the “Citibank Facility”) is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(3)                                 We may request individual loans under the BAML Facility through and including May 26, 2016. However, individual advances on loans under the BAML Facility generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid.

(4)                                 In February 2016, we amended the March 2014 CNB Facility to extend the maturity date to March 11, 2017. We have one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the March 2014 CNB Facility to March 10, 2018.

(5)                                 The interest rate of the revolving funding facility with City National Bank (the “July 2014 CNB Facility”) is LIBOR + 3.00%, comprised of LIBOR + 1.50% and a credit support fee of 1.50% payable to Ares Management.

(6)                                 The revolving master repurchase facility with Metropolitan Life Insurance Company (the “MetLife Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(7)                                 The price differential (or interest rate) on the revolving master repurchase facility with UBS Real Estate Securities Inc. (the “April 2014 UBS Facility”) is one-month LIBOR plus (i) 1.88% per annum, for assets that are subject to an advance for one year or less, (ii) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years, and (iii) 2.28% per annum, for assets that are subject to an advance for more than two years; in each case, excluding amortization of commitment and exit fees.

(8)                                 The commitment amount is subject to change at any time at Fannie Mae’s discretion. To the extent the ASAP Line of Credit remains active through utilization, there is no expiration date.

(9)                                 The Credit and Guaranty Agreement (the ‘‘Secured Term Loan”) with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent, has a LIBOR floor of 1.0% on drawn amounts.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. See Note 5 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

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

The following table summarizes our securitizations debt as of March 31, 2016 and December 31, 2015 ($ in thousands):

	As of
	March 31, 2016		December 31, 2015
	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
Commercial mortgage-backed securitization debt (consolidated VIE)	$28,406	$28,406	$61,815	$61,856
Collateralized loan obligation securitization debt (consolidated VIE)	156,959	157,656	192,528	193,419
Securitizations debt	$185,365	$186,062	$254,343	$255,275

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

Other Sources of Financing

In addition to the sources of liquidity described above, in the future, we may also use other sources of financing to fund the origination or acquisition of our target investments or to refinance expiring Financing Agreements and securitizations, including other credit facilities, warehouse facilities, repurchase facilities, non-convertible or convertible debt, securitized financings and other public and private forms of borrowing. These financings may be issued by us or our subsidiaries, be collateralized or non-collateralized, accrue interest at either fixed or floating rates and may involve one or more lenders.

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

RECENT DEVELOPMENTS

On April 25, 2016, we appointed Rand S. April and James E. Skinner to our board of directors as independent directors.

On April 27, 2016, we originated a $76.0 million first mortgage loan on a mixed-use property located in New York.  At closing, the outstanding principal balance was approximately $65.6 million. The loan has an interest rate of LIBOR + 4.16% (plus fees) and an initial term of three years.

From April 1, 2016 through May 3, 2016, we repurchased a total of 95,062 shares of our common stock in the open market for an aggregate purchase price of $1.1 million, including expenses paid, under the Stock Buyback Program. The shares were repurchased at an average price of $11.34 per share, including expenses paid.

From April 1, 2016 through May 3, 2016, ACRE Capital originated $38.3 million in Fannie Mae, Freddie Mac or HUD loan commitments.

As of May 3, 2016, we had approximately $140 million in capital, either in cash or in approved but undrawn capacity under our borrowing facilities. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $130 million in capital available to fund new loans, fund outstanding commitments on existing loans, repurchase our common shares and for other working capital and general corporate purposes. Assuming that we use all such amount as capital to make new senior loans and we are able to leverage such amount under our financing agreements at a debt-to-equity ratio of 2.5:1, we would have the capacity to fund approximately $450 million of additional senior loans.

As of May 3, 2016, the total unfunded commitments for our existing loans held for investment were approximately $82 million. In addition, borrowings under our Secured Funding Agreements were approximately $635 million, borrowings under our Secured Term Loan was approximately $75 million, debt issued in the form of CMBS was approximately $3 million and debt issued in the form of CLO was approximately $158 million.

On May 5, 2016, we declared a cash dividend of $0.26 per common share for the second quarter of 2016. The second quarter 2016 dividend is payable on July 15, 2016 to common stockholders of record as of June 30, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As part of our risk management strategy, our Manager closely monitors our portfolio and actively manages the credit, interest rate, market, prepayment, real estate inflation and financing risks associated with holding a portfolio of our target investments. We manage our portfolio through an interactive process with our Manager and Ares Management and service our target investments through a combination of direct servicing by ACRE Capital and use of our Manager’s servicer. ACRE Capital and one of its subsidiaries serve as the primary servicer of our investments. ACRE Capital is a Standard & Poor’s rated commercial primary servicer that is also included on Standard & Poor’s Select Servicer List. Our Manager’s servicer, which is a Standard & Poor’s rated commercial special servicer that is included on Standard & Poor’s Select Servicer List, serves as the special servicer for non-routine investment servicing issues. Our Manager has an Investment Committee that oversees compliance with our investment strategy and guidelines, investment portfolio holdings and financing strategy. We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks can be quantified from historical experience and seek to actively manage those risks, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

For the three months ended March 31, 2016, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the three months ended March 31, 2016
Up 300 basis points	$1.9
Up 200 basis points	$1.3
Up 100 basis points	$0.7
Down to 0 basis points	$0.1

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

The fair value of ACRE Capital’s MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital’s MSRs by approximately $1.9 million and $2.0 million as of March 31, 2016 and December 31, 2015, respectively.

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

Financing Risk

We borrow funds under our Financing Agreements to finance our target assets. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of March 31, 2016, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. During the three months ended March 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2016, we were not subject to any material pending legal proceedings.

Item 1A.   Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Stock Buyback Program

In May 2015, we announced that the Company’s board of directors authorized us to repurchase up to $20 million of our outstanding common stock over a period of one year. In February 2016, we announced that the Company’s board of directors increased the size of the existing $20 million Stock Buyback Program to $30 million and extended the Stock Buyback Program through March 31, 2017. Purchases made pursuant to the Stock Buyback Program will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time.  In connection with this Stock Buyback Program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in the Stock Buyback Program.

Repurchases of our common stock under our Stock Buyback Program were as follows (in thousands, except shares and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	—	—	$20,000
February 1, 2016 through February 29, 2016	—	—	—	$30,000
March 1, 2016 through March 31, 2016	34,854	$10.28	34,854	$29,642
Total	34,854	$10.28	34,854

(1)           Amount includes expenses paid.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (2)
10.1*	Amendment No. 2 to Bridge Loan Warehousing Credit and Security Agreement dated as of February 26, 2016, among ACRC Lender B LLC and Bank Of America, N.A. (1)
10.2*

Amendment No. 3 to Credit Agreement dated as of February 26, 2016, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto. (1)

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

*              Previously filed

(1)         Incorporated by reference to Exhibits 3.1, 10.52 and 10.53, as applicable, to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.

(2)         Incorporated by reference to Exhibits 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date: May 5, 2016	By	/s/ John Jardine
John Jardine
Co-Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By	/s/ Robert L. Rosen
Robert L. Rosen
Interim Co-Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)