Form 10-Q
period 2016-06-30
Ares Commercial Real Estate Corp
filed 2016-08-04
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2016
Common stock, $0.01 par value	28,513,137

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents ($2 and $8 related to consolidated VIEs, respectively)	$5,309	$5,066
Restricted cash	11,732	13,083
Loans held for investment ($270,141 and $483,572 related to consolidated VIEs, respectively)	1,142,967	1,174,391
Other assets ($1,518 and $2,695 of interest receivable related to consolidated VIEs, respectively; $35,607 of other receivables related to consolidated VIEs as of December 31, 2015)	12,457	53,191
Assets of discontinued operations held for sale	159,606	133,251
Total assets	$1,332,071	$1,378,982
LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$601,794	$522,775
Secured term loan	70,205	69,762
Commercial mortgage-backed securitization debt (consolidated VIE)	—	61,815
Collateralized loan obligation securitization debt (consolidated VIE)	104,656	192,528
Due to affiliate	2,073	2,424
Dividends payable	7,413	7,152
Other liabilities ($129 and $299 of interest payable related to consolidated VIEs, respectively)	14,137	14,507
Liabilities of discontinued operations held for sale	77,496	51,531
Total liabilities	877,774	922,494
Commitments and contingencies (Note 7)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at June 30, 2016 and December 31, 2015, 28,513,137 and 28,609,650 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	283	284
Additional paid-in capital	420,013	421,179
Accumulated deficit	(13,005)	(11,992)
Total stockholders' equity	407,291	409,471
Non-controlling interests in consolidated VIEs	47,006	47,017
Total equity	454,297	456,488
Total liabilities and equity	$1,332,071	$1,378,982

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$18,929	$21,012	$37,679	$44,182
Interest expense	(8,415)	(8,701)	(16,940)	(18,879)
Net interest margin	10,514	12,311	20,739	25,303
Expenses:
Management fees to affiliate	1,338	1,346	2,690	2,689
Professional fees	535	412	1,025	918
General and administrative expenses	686	647	1,409	1,446
General and administrative expenses reimbursed to affiliate	660	821	1,557	1,751
Total expenses	3,219	3,226	6,681	6,804
Income from continuing operations before income taxes	7,295	9,085	14,058	18,499
Income tax expense (benefit)	3	3	7	(18)
Net income from continuing operations	7,292	9,082	14,051	18,517
Net income from discontinued operations held for sale, net of income taxes	2,689	2,181	2,355	2,041
Net income attributable to ACRE	9,981	11,263	16,406	20,558
Less: Net income attributable to non-controlling interests	(1,288)	(2,296)	(2,577)	(4,529)
Net income attributable to common stockholders	$8,693	$8,967	$13,829	$16,029
Basic earnings per common share:
Net income from continuing operations	$0.21	$0.24	$0.40	$0.49
Net income from discontinued operations held for sale	0.09	0.08	0.08	0.07
Net income	$0.31	$0.31	$0.49	$0.56
Diluted earnings per common share:
Net income from continuing operations	$0.21	$0.24	$0.40	$0.49
Net income from discontinued operations held for sale	0.09	0.08	0.08	0.07
Net income	$0.31	$0.31	$0.48	$0.56
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,428,703	28,491,711	28,479,015	28,488,022
Diluted weighted average shares of common stock outstanding	28,495,833	28,585,780	28,548,944	28,585,285
Dividends declared per share of common stock	$0.26	$0.25	$0.52	$0.50

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2015	28,609,650	$284	$421,179	$(11,992)	$409,471	$47,017	$456,488
Stock‑based compensation	33,403	—	269	—	269	—	269
Repurchase and retirement of common stock	(129,916)	(1)	(1,435)	—	(1,436)	—	(1,436)
Net income attributable to common stockholders	—		—	13,829	13,829	2,577	16,406
Dividends declared	—		—	(14,842)	(14,842)	—	(14,842)
Contributions from non-controlling interests	—		—	—	—	4	4
Distributions to non-controlling interests	—		—	—	—	(2,592)	(2,592)
Balance at June 30, 2016	28,513,137	$283	$420,013	$(13,005)	$407,291	$47,006	$454,297

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net income	$16,406	$20,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations held for sale):
Amortization of deferred financing costs	3,150	5,187
Change in mortgage banking activities	(6,444)	(7,596)
Change in fair value of mortgage servicing rights	3,895	5,183
Accretion of deferred loan origination fees and costs	(2,013)	(2,454)
Provision for loss sharing	(289)	(991)
Cash paid to settle loss sharing obligations	—	(122)
Originations of mortgage loans held for sale	(282,625)	(382,693)
Sale of mortgage loans held for sale to third parties	261,499	524,452
Stock-based compensation	269	414
Depreciation expense	112	109
Deferred tax expense	682	668
Changes in operating assets and liabilities:
Restricted cash	1,350	41,208
Other assets	39,681	20,164
Due to affiliate	(135)	(59)
Other liabilities	(2,118)	(1,037)
Net cash provided by (used in) operating activities	33,420	222,991
Investing activities:
Issuance of and fundings on loans held for investment	(196,108)	(116,237)
Principal repayment of loans held for investment	229,447	228,137
Receipt of origination fees	610	757
Purchases of other assets	(352)	(62)
Net cash provided by (used in) investing activities	33,597	112,595
Financing activities:
Proceeds from secured funding agreements	438,721	113,870
Repayments of secured funding agreements	(359,702)	(105,824)
Payment of secured funding costs	(1,458)	(556)
Repayments of debt of consolidated VIEs	(150,281)	(197,506)
Proceeds from warehouse lines of credit	332,703	435,592
Repayments of warehouse lines of credit	(311,078)	(576,905)
Repurchase of common stock	(1,436)	—
Dividends paid	(14,582)	(14,293)
Contributions from non-controlling interests	4	5,685
Distributions to non-controlling interests	(2,592)	(4,095)
Net cash provided by (used in) financing activities	(69,701)	(344,032)
Change in cash and cash equivalents	(2,684)	(8,446)
Cash and cash equivalents of continuing operations, beginning of period	5,066	15,045
Cash and cash equivalents of discontinued operations held for sale, beginning of period	3,929	1,506
Cash and cash equivalents, end of period	$6,311	$8,105
Cash and cash equivalents of continuing operations, end of period	$5,309	$5,033
Cash and cash equivalents of discontinued operations held for sale, end of period	$1,002	$3,072

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2016
(in thousands, except share and per share data, percentages and as otherwise indicated)
(unaudited)

1.     ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company that operates both as a principal lender and as a mortgage banker (with respect to loans collateralized by multifamily and senior-living properties). Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a subsidiary of Ares Management L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, it has investment professionals strategically located across the United States and Europe who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement (the "Management Agreement").

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

The Company is also engaged in the mortgage banking business through its wholly owned subsidiary, ACRE Capital LLC (“ACRE Capital”). ACRE Capital primarily originates, sells and services multifamily and senior-living related loans under programs offered by government-sponsored enterprises ("GSEs"), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation ("Freddie Mac") and by government agencies, such as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While ACRE Capital earns little interest income from these activities as it generally only holds loans for short periods, ACRE Capital receives origination fees when it closes loans and sale premiums when it sells loans. ACRE Capital also retains the rights to service the loans, which are known as mortgage servicing rights (“MSRs”) and receives fees for such servicing during the life of the loans, which generally last 10 years or more.

On June 28, 2016, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Cornerstone Real Estate Advisers LLC ("Cornerstone"), a Delaware limited liability company (the “Buyer”), to sell ACRE Capital Holdings LLC (“TRS Holdings”), the holding company that owns the Company's mortgage banking subsidiary, ACRE Capital. Upon the terms and subject to the conditions set forth in the Agreement, at the closing, the Buyer will purchase from the Company (the “Acquisition”) all of the outstanding common units of TRS Holdings. The Acquisition is expected to close in the third or fourth quarter of 2016, subject to the satisfaction or waiver of various closing conditions, as described below.

The Agreement provides that the Buyer will pay $93 million in cash, subject to certain adjustments, as consideration for the Acquisition. The purchase price is subject to certain adjustments, including a working capital adjustment, an adjustment of $1.15 million in respect of certain change of control payments triggered in connection with the Acquisition and a potential adjustment of up to $3 million based on certain 2016 revenue items.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC.

Refer to the Company's Annual Report on Form 10-K for a description of the Company's recurring accounting policies. The Company has included disclosure below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly or (ii) the Company views as critical as of the date of this report.

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

Discontinued Operations

As discussed in Note 1 included in these consolidated financial statements, the Company has entered into an agreement to sell TRS Holdings, the holding company that owns the Company’s mortgage banking subsidiary, ACRE Capital. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20, Presentation of Financial Statements - Discontinued Operations, defines the criteria required for a disposal transaction to qualify for reporting as a discontinued operation. The Company determined that its plan to sell TRS Holdings met the criteria for discontinued operations. As a result, the operating results and the assets and liabilities of ACRE Capital, which formerly comprised the Mortgage Banking segment, are presented separately in the Company’s consolidated financial statements as discontinued operations held for sale. Net assets and net liabilities related to discontinued operations are included in the line items “Assets of discontinued operations held for sale” and “Liabilities of discontinued operations held for sale” in the consolidated balance sheets for all periods presented. The value of ACRE Capital's assets and liabilities are presented at the lower of carrying value or fair value less cost to sell. The fair value less cost to sell of ACRE Capital's assets and liabilities is greater than the carrying value; therefore, the Company did not recognize any impairment losses when the Company reclassified the assets and liabilities to discontinued operations held for sale. The results of discontinued operations are included in the line item “Net income from discontinued operations held for sale, net of income taxes” in the consolidated statements of operations for all periods presented. Summarized financial information for the discontinued Mortgage Banking segment is shown in Note 16 included in these consolidated financial statements.

Variable Interest Entities

The Company evaluates all of its interests in VIEs for consolidation. When the Company’s interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. FASB ASC Topic 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary and it does not consolidate the VIE.

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

Segment Reporting

The Company previously had two reportable business segments: Principal Lending and Mortgage Banking. As a result of the expected sale of TRS Holdings, the operations of the Mortgage Banking segment have been reclassified as discontinued operations held for sale in all periods presented. After giving effect to the expected divestiture of TRS Holdings, the Company will no longer provide segment reporting. See Notes 1 and 16 included in these consolidated financial statements for further discussion of the sale of the Mortgage Banking segment.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Amortization of convertible notes issuance costs and accretion of convertible notes have been reclassified into amortization of deferred financing costs in the consolidated statements of cash flows. As of June 30, 2016 and December 31, 2015, the Company no longer presents amortization of convertible notes issuance costs and accretion of convertible notes in its consolidated statements of cash flows.

The Company presents, in discontinued operations, the results of operations that have either been disposed of or are classified as held for sale and for which the disposition represents a strategic shift that has or will have a significant effect on the Company's operations and financial results. As a result of this presentation, retroactive reclassifications that change prior period numbers have been made. See Notes 1 and 16 included in these consolidated financial statements for further discussion of the sale of the Mortgage Banking segment.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of June 30, 2016 and December 31, 2015, the Company did not recognize any impairment charges with respect to its loans held for investment.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower's ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Loans Held for Sale

Through its subsidiaries, including ACRE Capital, ACRC Lender W TRS LLC ("ACRC W TRS") and ACRC Lender U TRS LLC ("ACRC U TRS"), the Company originates mortgage loans held for sale, which are recorded at fair value and accounted for under FASB ASC Topic 860, Transfers and Servicing. The holding period for loans originated by ACRE Capital is approximately 30 days. The carrying value of the mortgage loans sold is reduced by the value allocated to the associated retained MSRs based on relative fair value at the time of the sale. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the adjusted value of the related mortgage loans sold. See Notes 1 and 16 included in these consolidated financial statements for further discussion of the sale of the Mortgage Banking segment.

Although the Company generally holds its target investments as long‑term investments within its principal lending business, the Company may occasionally classify some of its investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. As of June 30, 2016 and December 31, 2015, the Company did not have any loans held for sale in its principal lending business.
Mortgage Servicing Rights

When a mortgage loan is sold, ACRE Capital retains the right to service the loan and recognizes the MSR at fair value. The initial fair value represents expected net cash flows from servicing, as well as interest earnings on escrows and interim cash balances, borrower prepayment penalties, delinquency rates, late charges along with ancillary fees that are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. After initial recognition, changes in the MSR fair value are included within net income from discontinued operations held for sale, net of income taxes, in the Company’s consolidated statements of operations for the period in which the change occurs. See Notes 1 and 16 included in these consolidated financial statements for further discussion of the sale of the Mortgage Banking segment.

Allowance for Loss Sharing

When a loan is sold under the Fannie Mae DUS program, ACRE Capital undertakes an obligation to partially guarantee the performance of the loan. The date ACRE Capital commits to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guarantee is recognized. Subsequent to the initial commitment date, the Company monitors the performance of each loan for events or circumstances which may signal an additional liability to be recognized if there is a probable and estimable loss. The initial fair value of the guarantee is estimated by examining historical loss share experienced in the ACRE Capital Fannie Mae DUS portfolio over the most recent 10-year period. The initial fair value of the guarantee is included within net income from discontinued operations held for sale, net of income taxes, in the Company’s consolidated statements of operations. These historical loss shares serve as a basis to derive a loss share rate which is then applied to the current ACRE Capital DUS portfolio (net of specifically identified impaired loans that are subject to a separate loss share reserve analysis). See Notes 1 and 16 included in these consolidated financial statements for further discussion of the sale of the Mortgage Banking segment.

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

A reconciliation of the Company's interest income from loans held for investment, excluding non-controlling interests, to the Company's interest income from loans held for investment as included within its consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 is as follows ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Interest income from loans held for investment, excluding non-controlling interests	$17,640	$18,706	$35,101	$39,633
Interest income from non-controlling interest investment held by third parties	1,289	2,306	2,578	4,549
Interest income from loans held for investment	$18,929	$21,012	$37,679	$44,182

Servicing fees are earned for servicing mortgage loans, including all activities related to servicing the loans, and are recognized as services are provided over the life of the related mortgage loan. Also included in servicing fees are the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that are prepaid, changes in the fair value of the servicing fee payable (defined below) and interest expense related to escrow accounts. ACRE Capital provides additional payments to certain personnel by providing them with a percentage of the servicing fee revenue that is earned by ACRE Capital, which is initially recorded as a liability when ACRE Capital commits to make a loan to a borrower (the “servicing fee payable”). Servicing fees, net are included within net income from discontinued operations held for sale, net of income taxes, in the Company’s consolidated statements of operations.

Gains from mortgage banking activities includes the initial fair value of MSRs, loan origination fees, gain on the sale of loans originated, interest income and fees earned on loans held for sale, changes to the fair value of derivative financial instruments attributable to the loan commitments and forward sale commitments and reduced by the expense related to the initial fair value of the servicing fee payable and the interest expense related to the Warehouse Lines of Credit (as defined in Note 5 included in these consolidated financial statements). The initial fair value of MSRs, loan origination fees, gain on the sale of loans originated, certain direct loan origination costs for loans held for sale and the expenses related to the initial fair value of the servicing fee payable are recognized when ACRE Capital commits to make a loan to a borrower. When the Company settles a sale agreement and transfers the mortgage loan to the buyer, the Company recognizes a MSR asset equal to the present value of the expected net cash flows associated with the servicing of loans sold. Gains from mortgage banking activities are included within net income from discontinued operations held for sale, net of income taxes, in the Company’s consolidated statements of operations.

See Notes 1 and 16 included in these consolidated financial statements for further discussion of the sale of the Mortgage Banking segment.

Net Interest Margin and Interest Expense
Net interest margin within the consolidated statements of operations is a measure that is specific to the Company's principal lending business and serves to measure the performance of the Company's loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt, the Secured Term Loan and the 2015 Convertible Notes (individually defined in Note 5 included in these consolidated financial statements) in net interest margin. For the three and six months ended June 30, 2016 and 2015, interest expense is comprised of the following ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Secured funding agreements and securitizations debt	$6,657	$7,085	$13,425	$15,674
Secured term loan	1,758	—	3,515	—
Convertible notes	—	1,616	—	3,205
Interest expense	$8,415	$8,701	$16,940	$18,879
Comprehensive Income
For the three and six months ended June 30, 2016 and 2015, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

3.   LOANS HELD FOR INVESTMENT

As of June 30, 2016, the Company had originated or co-originated 33 loans held for investment, excluding 34 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.2 billion and outstanding principal was $1.1 billion, excluding non-controlling interests held by third parties, as of June 30, 2016. During the six months ended June 30, 2016, the Company funded approximately $197.9 million of outstanding principal and received repayments of $229.4 million of outstanding principal, excluding non-controlling interests held by third parties, as described in more detail in the tables below. Such investments are referred to herein as the Company’s "investment portfolio." As of June 30, 2016, 69.0% of the Company’s loans have London Interbank Offered Rates ("LIBOR") floors, with a weighted average floor of 0.23%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of June 30, 2016 and December 31, 2015 ($ in thousands):

	As of June 30, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$927,991	$931,662	4.4%	5.1%	1.4
Subordinated debt and preferred equity investments	168,397	170,668	10.7%	11.2%	5.2
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,096,388	$1,102,330	5.3%	6.1%	2.0

	As of December 31, 2015
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$961,395	$965,578	4.4%	5.1%	1.4
Subordinated debt and preferred equity investments	166,417	168,264	10.6%	11.2%	5.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842	5.3%	6.0%	1.9
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs. The tables above exclude non-controlling interests held by third parties. A reconciliation of the Carrying Amount of loans held for investment portfolio, excluding non-controlling interests, to the Carrying Amount of loans held for investment, as included within the Company's consolidated balance sheets, is presented below.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2016 and December 31, 2015 as weighted by the Outstanding Principal balance of each loan.

A reconciliation of the Company's loans held for investment portfolio, excluding non-controlling interests held by third parties, to the Company's loans held for investment as included within its consolidated balance sheets is as follows ($ in thousands):

	As of June 30, 2016
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,096,388	$1,102,330
Non-controlling interest investment held by third parties	46,579	46,579
Loans held for investment	$1,142,967	$1,148,909

	As of December 31, 2015
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842
Non-controlling interest investment held by third parties	46,579	46,579
Loans held for investment	$1,174,391	$1,180,421

A more detailed listing of the Company’s investment portfolio, excluding non-controlling interests, based on information available as of June 30, 2016 is as follows ($ in millions, except percentages):

Loan Type	Location		Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)	Payment Terms (4)
Senior Mortgage Loans:
Office	TX		$82.9	$82.7	L+5.00%		6.3%	Jan 2017	I/O
Retail	IL		75.9	75.7	L+4.00%		4.9%	Aug 2017	I/O
Mixed-use	NY		65.6	65.1	L+4.16%		5.1%	Apr 2019	I/O
Hotel	CA		56.0	55.5	L+4.75%		5.9%	Feb 2019	I/O
Mixed-use	IL		60.5	60.0	L+3.60%		4.5%	Oct 2018	I/O
Multifamily	TX		44.7	44.7	L+3.75%		4.7%	Sep 2016	I/O	(5)
Healthcare	NY		41.6	41.5	L+5.00%		6.0%	Dec 2016	I/O
Industrial	MO/KS		37.1	37.0	L+4.30%		5.3%	Jan 2017	P/I	(6)
Hotel	NY		36.5	36.3	L+4.75%		5.7%	June 2018	I/O
Hotel	MI		35.2	35.1	L+4.15%		4.8%	July 2017	I/O
Office	FL		34.0	33.9	L+3.65%		4.3%	Oct 2017	I/O
Industrial	OH		32.5	32.4	L+4.20%		5.0%	May 2018	I/O	(6)
Retail	IL		30.4	30.2	L+3.25%		4.1%	Sep 2018	I/O
Multifamily	NY		28.7	28.6	L+3.75%		4.7%	Oct 2017	I/O
Office	OR		29.2	29.0	L+3.75%		4.7%	Oct 2018	I/O
Mixed-use	NY		28.3	28.3	L+4.25%		5.1%	Aug 2017	I/O
Office	KS		25.5	25.4	L+5.00%		6.1%	Oct 2017	I/O
Multifamily	TX		25.0	24.9	L+3.65%		4.6%	Jan 2017	I/O
Multifamily	TX		24.2	24.1	L+3.80%		4.5%	Jan 2019	I/O
Multifamily	GA		23.1	23.1	L+3.85%		5.0%	May 2017	I/O
Multifamily	AZ		22.1	22.0	L+4.25%		5.5%	Sep 2017	I/O	(5)
Office	CO		19.5	19.4	L+3.95%		4.9%	Dec 2017	I/O
Office	CA		15.9	15.9	L+3.75%		4.6%	July 2016	I/O
Office	CA		14.9	15.0	L+4.50%		5.1%	July 2018	I/O
Multifamily	NY		15.3	15.3	L+3.85%		4.7%	Nov 2017	I/O
Mixed-use	NY		14.6	14.5	L+3.95%		5.0%	Sep 2017	I/O
Multifamily	FL		12.4	12.3	L+3.75%		4.9%	Apr 2017	I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	GA/FL		40.8	40.4	L+11.85%	(7)	12.6%	June 2021	I/O
Multifamily	NY		33.3	33.2	L+8.07%		8.8%	Jan 2019	I/O
Office	NJ		17.0	16.3	12.00%		12.8%	Jan 2026	I/O	(6)
Office	GA		14.3	14.3	9.50%		9.5%	Aug 2017	I/O
Mixed-use	NY		16.8	16.8	11.50%	(8)	12.1%	Nov 2016	I/O
Various	Diversified	(9)	48.5	47.5	10.95%		11.7%	Dec 2024	I/O
Total/Weighted Average			$1,102.3	$1,096.4			6.1%
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of June 30, 2016 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2016 as weighted by the Outstanding Principal balance of each loan.

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

(4)	I/O = interest only, P/I = principal and interest.

(5)	In June 2016, the Company extended the maturity dates on the senior Texas and Arizona loans to September 2016 and September 2017, respectively, in accordance with the loan agreements.

(6)
In January 2015, amortization began on the senior Missouri/Kansas loan, which had an outstanding principal balance of $37.1 million as of June 30, 2016. In May 2017, amortization will begin on the senior Ohio loan, which had an outstanding principal balance of $32.5 million as of June 30, 2016. In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of June 30, 2016. The remainder of the loans in the Company’s principal lending portfolio are non-amortizing through their primary terms.

(7)	The preferred return is L+11.85% with 2.00% as payment-in-kind ("PIK"), to the extent cash flow is not available. There is no capped dollar amount on accrued PIK.

(8)
The interest rate is 11.50% with a 9.00% current pay and up to a capped dollar amount as PIK based on the borrower’s election. In July 2015, the Company entered into an amendment to increase the loan commitment and outstanding principal by $650 thousand at an interest rate of 15.00% on the increased commitment and outstanding principal only.

(9)	The preferred equity investment is in an entity whose assets are comprised of multifamily, student housing and medical office properties.

For the six months ended June 30, 2016, the activity in the Company's loan portfolio was as follows ($ in thousands):

Balance at December 31, 2015	$1,174,391
Initial funding	179,022
Origination fees and discounts, net of costs	(1,924)
Additional funding	18,912
Amortizing payments	(309)
Loan payoffs	(229,138)
Origination fee accretion	2,013
Balance at June 30, 2016	$1,142,967

No impairment charges have been recognized during the three and six months ended June 30, 2016 and 2015.

4.   MORTGAGE SERVICING RIGHTS

MSRs represent servicing rights retained by ACRE Capital for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. ACRE Capital generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, ACRE Capital is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of June 30, 2016, ACRE Capital had a servicing portfolio (excluding ACRE’s loans held for investment portfolio; see Note 13 included in these consolidated financial statements) consisting of 950 loans with an unpaid principal balance of $4.9 billion, which includes 925 GSE / HUD loans with an unpaid principal balance of $4.2 billion and 25 other loans (managed by an affiliate of the manager of ACRE) with an unpaid principal balance of $695.5 million. As of December 31, 2015, ACRE Capital had a servicing portfolio (excluding ACRE’s loans held for investment portfolio; see Note 13 included in these consolidated financial statements) consisting of 973 loans with an unpaid principal balance of $4.9 billion, which includes 953 GSE / HUD loans with an unpaid principal balance of $4.3 billion and 20 other loans (managed by an affiliate of the manager of ACRE) with an unpaid principal balance of $554.8 million. As of June 30, 2016 and December 31, 2015, the carrying value of ACRE Capital’s MSRs for the GSE and HUD loan portfolio was approximately $60.2 million and $61.8 million, respectively.

Activity related to MSRs as of and for the six months ended June 30, 2016 and 2015 was as follows ($ in thousands):

Balance at December 31, 2015	$61,800
MSRs purchased	323
Additions, following sale of loan	4,386
Changes in fair value	(3,895)
Prepayments and write-offs	(2,397)
Balance at June 30, 2016 (1)	$60,217

Balance at December 31, 2014	$58,889
Additions, following sale of loan	7,526
Changes in fair value	(5,183)
Prepayments and write-offs	(1,155)
Balance at June 30, 2015 (1)	$60,077

_________________________________________________________________________

(1)
MSRs are included in mortgage servicing rights at fair value as of June 30, 2016 and December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations held for sale to assets and liabilities of discontinued operations held for sale that are presented separately in the consolidated balance sheets. See Note 16 included in these consolidated financial statements for more information.

As discussed in Note 2 included in these consolidated financial statements, the Company determines the fair values of the MSRs based on discounted cash flow models that calculate the present value of estimated future net servicing income. The fair values of ACRE Capital’s MSRs are subject to changes in discount rates. For example, a 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital’s MSRs outstanding as of June 30, 2016 and December 31, 2015 by approximately $1.9 million and $2.0 million, respectively.

See Notes 1 and 16 included in these consolidated financial statements for further discussion of the sale of the Mortgage Banking segment.

5.   DEBT

Financing Agreements

The Company, through its subsidiary ACRE Capital, borrows funds under the ASAP Line of Credit and the BAML Line of Credit (individually defined below and together, the “Warehouse Lines of Credit”). The Company also borrows funds under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined below and collectively, the "Secured Funding Agreements") and the Secured Term Loan (defined below). The Company refers to the Warehouse Lines of Credit, the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” As of June 30, 2016 and December 31, 2015, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	June 30, 2016				December 31, 2015
	Outstanding Balance		Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$147,681		$325,000		$101,473	$225,000
Citibank Facility	225,523		250,000		112,827	250,000
BAML Facility	—		50,000		—	50,000
March 2014 CNB Facility	35,100		50,000		—	50,000
July 2014 CNB Facility	—		75,000		66,200	75,000
MetLife Facility	111,196		180,000		109,474	180,000
April 2014 UBS Facility	82,294		140,000		75,558	140,000
December 2014 UBS Facility	—	(1)	—	(1)	57,243	57,243
Secured Term Loan	75,000		155,000		75,000	155,000
ASAP Line of Credit	—		80,000	(2)	—	80,000	(2)
BAML Line of Credit	46,431		135,000		24,806	135,000
Total	$723,225		$1,440,000		$622,581	$1,397,243
______________________________________________________________________________

(1)	The December 2014 UBS Facility (defined below) has been repaid in full and its terms were not extended.

(2)
The commitment amount is subject to change at any time at Fannie Mae's discretion. See Note 17 included in these consolidated financial statements for more information on a subsequent event relating to the ASAP Line of Credit.

Some of the Company's Financing Agreements are collateralized by (i) assignments of specific loans, preferred equity or a pool of loans held for investment or loans held for sale owned by the Company, (ii) interests in the subordinated portion of the Company's securitization debt, or (iii) interests in wholly owned entity subsidiaries that hold the Company's loans held for investment. The Company is the borrower or guarantor under each of the Financing Agreements (excluding the Warehouse Lines of Credit, where ACRE Capital is the borrower). Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Secured Funding Agreements used to fund them. The Company's Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions regarding events of default that are normal and customary for similar financing arrangements.

Wells Fargo Facility

The Company is party to a master repurchase funding facility arranged by Wells Fargo Bank, National Association ("Wells Fargo") (as amended and restated, the “Wells Fargo Facility”), which allows the Company to borrow up to $325.0 million. In June 2016, the Company amended the Wells Fargo Facility to increase the facility's size from $225.0 million to $325.0 million and extend the maturity date to December 14, 2017. The Company has two 12-month extensions at its option assuming no existing defaults under the Wells Fargo Facility and applicable extension fees are paid. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. Beginning on December 14, 2015, new advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. Advances on loans made prior to December 14, 2015 under the Wells Fargo Facility continue to accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00% to 2.50%. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $80 thousand and $146 thousand, respectively. For both the three and six months ended June 30, 2015, the Company incurred a non-utilization fee of $55 thousand.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility (the “Citibank Facility”) with Citibank, N.A. Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank, N.A. in its sole discretion. Advances under the Citibank Facility accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin of 2.00% to 2.50%, subject to certain exceptions. The maturity date of the Citibank Facility is December 8, 2016, subject to three 12-month extensions at the Company's option assuming no existing defaults under the Citibank Facility and applicable extension fees are paid. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $25 thousand and $93 thousand, respectively. For the three and six months ended June 30, 2015, the Company incurred a non-utilization fee of $97 thousand and $194 thousand, respectively. See Note 17 for more information on a subsequent event with respect to the Citibank Facility as included in these consolidated financial statements.

BAML Facility

The Company is party to a $50.0 million Bridge Loan Warehousing Credit and Security Agreement (the “BAML Facility”) with Bank of America, N.A. Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by healthcare facilities and other multifamily properties. In February 2016, the Company amended the BAML Facility to expand the eligible assets to include loans secured by general and affordable multifamily properties. Bank of America, N.A. may approve the loans on which advances are made under the BAML Facility in its sole discretion. In May 2016, the Company amended the BAML Facility to extend the period during which the Company may request individual loans under the facility to May 25, 2017. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company's option upon the satisfaction of certain conditions and applicable extension fees being paid. In addition, in May 2016, the final maturity date of individual loans under the BAML Facility was extended to May 25, 2020. Advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurs a non-utilization fee of 12.5 basis points on the average daily available balance of the BAML Facility. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $16 thousand and $32 thousand, respectively. For both the three and six months ended June 30, 2015, the Company incurred a non-utilization fee of $5 thousand.

City National Bank Facilities

March 2014 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”). The Company is permitted to borrow funds under the March 2014 CNB Facility to finance investments and for other working capital and general corporate needs. In February 2016, the Company amended the March 2014 CNB Facility to extend the maturity date to March 11, 2017. The Company has one 12-month extension at its option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the March 2014 CNB Facility to March 10, 2018. Advances under the March 2014 CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12 month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the March 2014 CNB Facility is used on average, unused commitments under the March 2014 CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $2 thousand and $45 thousand, respectively. For the three and six months ended June 30, 2015, the Company incurred a non-utilization fee of $47 thousand and $84 thousand, respectively.

July 2014 CNB Facility

The Company and certain of its subsidiaries are party to a $75.0 million revolving funding facility (the “July 2014 CNB Facility” and together with the March 2014 CNB Facility, the "CNB Facilities") with City National Bank. The Company is permitted to borrow funds under the July 2014 CNB Facility to finance investments and for other working capital and general corporate needs. The maturity date of the July 2014 CNB Facility is July 31, 2016. Advances under the July 2014 CNB Facility accrue interest at a per annum rate equal, at the Company’s option, to either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12 month interest period plus 1.50% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 0.25%; provided that in no event shall the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility is used on average, unused commitments under the July 2014 CNB Facility accrue unused line fees at the rate of 0.125% per annum. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $20 thousand and $26 thousand, respectively. For the three and six months ended June 30, 2015, the Company did not incur a non-utilization fee. See Note 13 included in these consolidated financial statements for more information on a credit support fee agreement and Note 17 included in these consolidated financial statements for more information on a subsequent event with respect to the July 2014 CNB Facility.

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

UBS Facilities

April 2014 UBS Facility

The Company is party to a $140.0 million revolving master repurchase facility (the “April 2014 UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The maturity date of the April 2014 UBS Facility is October 21, 2018, subject to annual extensions in UBS' sole discretion. The price differential (or interest rate) on the April 2014 UBS Facility is one-month LIBOR plus (a) 1.88% per annum, for assets that are subject to an advance for one year or less, (b) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years, and (c) 2.28% per annum, for assets that are subject to an advance for greater than two years; in each case, excluding amortization of commitment and exit fees. Upon termination of the April 2014 UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the April 2014 UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met.

December 2014 UBS Facility

The Company was party to a global master repurchase agreement (the “December 2014 UBS Facility,” and together with the April 2014 UBS Facility, the "UBS Facilities") with UBS AG, pursuant to which the Company sold, and later repurchased, certain retained subordinate notes in the Company's commercial mortgage-backed securities ("CMBS") securitization (the “Purchased Securities”) for an aggregate purchase price equal to $57.2 million. The scheduled repurchase date of the December 2014 UBS Facility was July 6, 2016 (the “Repurchase Date”). The transaction fee (or interest rate), which was payable monthly on the December 2014 UBS Facility, was equal to one-month LIBOR plus 2.74% per annum on the outstanding amount. On June 17, 2016, the December 2014 UBS Facility was repaid in full and its terms were not extended. See Note 15 included in these consolidated financial statements for information on the termination of the CMBS securitization.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $155.0 million Credit and Guaranty Agreement (the "Secured Term Loan") with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent. The Company made an initial draw of $75.0 million on December 9, 2015, the closing date. The remaining $80.0 million of the Secured Term Loan may be borrowed during the nine-month commitment period following the closing date, subject to the satisfaction of certain conditions. The Secured Term Loan carries a coupon of LIBOR plus 6.0% with a LIBOR floor of 1.0% on drawn amounts. The Secured Term Loan has a maturity date of December 9, 2018. The Company is subject to a monthly non-utilization fee equal to 1.0% per annum on the unused commitment amount during the nine-month commitment period following the closing date. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $202 thousand and $404 thousand, respectively. The original issue discount on the initial draw was $1.1 million, which represented a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. The estimated effective interest rate of the Secured Term Loan, which is equal to LIBOR (subject to a floor of 1.0%) plus the stated rate of 6.0% plus the accretion of the original issue discount and associated costs, was 8.5% for the three and six months ended June 30, 2016.

Warehouse Lines of Credit

ASAP Line of Credit

ACRE Capital is party to a multifamily as soon as pooled (“ASAP”) sale agreement with Fannie Mae (the “ASAP Line of Credit”) to finance installments received from Fannie Mae. To the extent the ASAP Line of Credit remains active through utilization, there is no expiration date. The commitment amount is subject to change at any time at Fannie Mae's discretion. Fannie Mae advances payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement. The first installment is considered an advance to ACRE Capital from Fannie Mae and not a sale until the second advance and settlement is made. The ASAP Line of Credit is included in warehouse lines of credit as of June 30, 2016 and December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations held for sale to assets and liabilities of discontinued operations held for sale that are presented separately in the consolidated balance sheets. See Note 16 included in these consolidated financial statements for more information. See Note 17 included in these consolidated financial statements for more information on a subsequent event relating to the ASAP Line of Credit.

BAML Line of Credit

ACRE Capital is party to a $135.0 million line of credit agreement with Bank of America, N.A. (as amended and restated, the “BAML Line of Credit”), which is used to finance mortgage loans originated by ACRE Capital. The stated interest rate on the BAML Line of Credit is LIBOR Daily Floating Rate plus 1.60%. In June 2016, the Company amended the BAML Line of Credit to extend the maturity date to June 29, 2017. ACRE Capital incurs a non-utilization fee of 12.5 basis points on the daily available balance of the BAML Line of Credit to the extent less than 40% of the BAML Line of Credit is utilized. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $34 thousand and $57 thousand, respectively. For the three and six months ended June 30, 2015, the Company incurred a non-utilization fee of $17 thousand and $32 thousand, respectively. The BAML Line of Credit is included in warehouse lines of credit as of June 30, 2016 and December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations held for sale to assets and liabilities of discontinued operations held for sale that are presented separately in the consolidated balance sheets. See Note 16 included in these consolidated financial statements for more information. See Note 17 included in these consolidated financial statements for more information on a subsequent event relating to the BAML Line of Credit.

2015 Convertible Notes

In December 2012, the Company issued $69.0 million aggregate principal amount of unsecured 7.00% Convertible Senior Notes due 2015 (the "2015 Convertible Notes"). The 2015 Convertible Notes bore interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which was equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, the interest expense incurred on the 2015 Convertible Notes was $1.6 million and $3.2 million, respectively. The 2015 Convertible Notes matured on December 15, 2015 and were fully repaid at par.

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

According to the Master Loss Sharing Agreement, Fannie Mae may unilaterally increase the amount of the risk-sharing obligation of ACRE Capital with respect to individual loans without regard to a particular Loss Level if (a) the loan does not meet specific underwriting criteria, (b) the loan is defaulted within 12 months after it is purchased by Fannie Mae, or (c) Fannie Mae determines that there was fraud, material misrepresentation or gross negligence by ACRE Capital in its underwriting, closing, delivery or servicing of the loan. Under certain limited circumstances, Fannie Mae may require ACRE Capital to absorb 100% of the losses incurred on a loan by requiring ACRE Capital to repurchase the loan.

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

In connection with the Company’s acquisition of ACRE Capital, Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the “Sellers”), are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations. In addition, the Sellers are jointly and severally obligated to indemnify ACRE Capital for, among other things, certain losses arising from Sellers’ failure to fulfill the funding or reimbursement obligations described above. As of both June 30, 2016 and December 31, 2015, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital was $377 thousand. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers are jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12-month periods following the closing date for eighty percent (80%) of amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event shall Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

ACRE Capital uses several tools to manage its risk-sharing obligation, including maintenance of disciplined underwriting and approval processes and procedures, and periodic review and evaluation of underwriting criteria based on underlying multifamily housing market data and limitation of exposure to particular geographic markets and submarkets and to individual borrowers. In situations where payment under the guarantee is probable and estimable on a specific loan, the Company records an additional liability. The amount of the provision reflects the Company’s assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, among other factors, the loss recognition occurs at or before the loan becoming 60 days delinquent.

A summary of the Company’s allowance for loss sharing as of and for the six months ended June 30, 2016 and 2015 is as follows ($ in thousands):

Balance at December 31, 2015	$8,969
Current period provision for loss sharing	(289)
Settlements/Writeoffs	—
Balance at June 30, 2016 (1)	$8,680

Balance at December 31, 2014	$12,349
Current period provision for loss sharing	(991)
Settlements/Writeoffs	(175)
Balance at June 30, 2015 (1)	$11,183
_________________________________________________________________________

(1)
Allowance for loss sharing is included in allowance for loss sharing as of June 30, 2016 and December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations held for sale to assets and liabilities of discontinued operations held for sale that are presented separately in the consolidated balance sheets. See Note 16 included in these consolidated financial statements for more information.

As of both June 30, 2016 and December 31, 2015, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement was $1.1 billion from a total recourse at risk pool of $2.9 billion and $3.1 billion, respectively. Additionally, as of June 30, 2016 and December 31, 2015, the non-at risk pool was $55.1 million and $64.8 million, respectively. The at risk pool is subject to Fannie Mae’s Master Loss Sharing Agreement and the non-at risk pool is not subject to such agreement. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

7.     COMMITMENTS AND CONTINGENCIES

As of June 30, 2016 and December 31, 2015, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	June 30, 2016	December 31, 2015
Total commitments	$1,188,858	$1,232,163
Less: funded commitments	(1,102,330)	(1,133,842)
Total unfunded commitments	$86,528	$98,321

Commitments to extend credit by ACRE Capital are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2016 and December 31, 2015, ACRE Capital had the following commitments to sell and fund loans ($ in thousands):

	As of
	June 30, 2016	December 31, 2015
Commitments to sell loans	$242,947	$237,372
Commitments to fund loans	$192,016	$207,566

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2016, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

8.     DERIVATIVES

Non-designated Hedges

Derivatives not designated as hedges are derivatives that do not meet the criteria for hedge accounting under GAAP or for which the Company has not elected to designate as hedges.

Loan commitments and forward sale commitments

Through its subsidiary, ACRE Capital, the Company enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, ACRE Capital simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value, with changes in fair value recorded in earnings. For the three and six months ended June 30, 2016, the Company entered into 13 and 19 loan commitments, respectively, and 13 and 19 forward sale commitments, respectively. For the three and six months ended June 30, 2015, the Company entered into 31 and 47 loan commitments, respectively, and 31 and 47 forward sale commitments, respectively.

As of June 30, 2016, the Company had nine loan commitments with a total notional amount of $192.0 million and 18 forward sale commitments with a total notional amount of $242.9 million, with maturities ranging from 20 days to 17 months that were not designated as hedges in qualifying hedging relationships. As of December 31, 2015, the Company had 16 loan commitments with a total notional amount of $207.6 million and 24 forward sale commitments with a total notional amount of $237.4 million, with maturities ranging from 25 days to 17 months that were not designated as hedges in qualifying hedging relationships.

MSR purchase commitments

In July 2015, ACRE Capital entered into a purchase agreement with a third party to purchase the servicing rights for a HUD loan (the "July 2015 HUD Loan"). Under the purchase agreement, the purchase price for the servicing rights was $325 thousand and ACRE Capital assumed the rights to service the loan in March 2016.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification within the Company’s consolidated balance sheets as of June 30, 2016 and December 31, 2015 ($ in thousands):

	As of
	June 30, 2016			December 31, 2015
	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value
Derivatives not designated as hedging instruments
Loan commitments	Assets of discontinued operations held for sale	(1)	$15,532	Assets of discontinued operations held for sale	(1)	$8,450
Forward sale commitments	Assets of discontinued operations held for sale	(1)	73	Assets of discontinued operations held for sale	(1)	25
MSR purchase commitment	Assets of discontinued operations held for sale	(1)	—	Assets of discontinued operations held for sale	(1)	330
Forward sale commitments	Liabilities of discontinued operations held for sale	(1)	(7,541)	Liabilities of discontinued operations held for sale	(1)	(1,868)
Total derivatives not designated as hedging instruments			$8,064			$6,937
_________________________________________________________________________

(1)
Derivative financial instruments are included in other assets or other liabilities as of June 30, 2016 and December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations held for sale to assets and liabilities of discontinued operations held for sale that are presented separately in the consolidated balance sheets. See Note 16 included in these consolidated financial statements for more information.

9.   EQUITY

Stock Buyback Program

In May 2015, the Company announced that the Company's board of directors authorized the Company to repurchase up to $20 million of the Company's outstanding common stock over a period of one year (the "Stock Buyback Program"). In February 2016, the Company's board of directors increased the size of the existing $20 million Stock Buyback Program to $30 million and extended the Stock Buyback Program through March 31, 2017. Purchases made pursuant to the Stock Buyback Program will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time. In connection with this Stock Buyback Program, in March 2016, the Company entered into a Rule 10b5-1 plan to repurchase shares of the Company’s common stock in accordance with certain parameters set forth in the Stock Buyback Program. During the six months ended June 30, 2016, the Company repurchased a total of 129,916 shares of the Company's common stock in the open market for an aggregate purchase price of approximately $1.4 million, including expenses paid. The shares were repurchased at an average price of $11.06 per share, including expenses paid.

Common Stock

There were no shares issued in public or private offerings for the six months ended June 30, 2016. See "Equity Incentive Plan" below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of June 30, 2016:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	August 31, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
June 24, 2015	July 1, 2015	25,555
April 25, 2016	July 1, 2016	10,000
June 27, 2016	July 1, 2016	24,680
Total		280,619

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for the Company's directors and officers and employees of ACRE Capital as of June 30, 2016:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
Balance as of December 31, 2015	16,945	4,686	62,563	84,194
Granted	34,680	—	—	34,680
Vested	(13,166)	(3,124)	(7,646)	(23,936)
Forfeited	(1,277)	—	—	(1,277)
Balance as of June 30, 2016	37,182	1,562	54,917	93,661

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees (1)	Total
2016	15,668	1,562	30,381	47,611
2017	16,510	—	—	16,510
2018	3,336	—	—	3,336
2019	1,668	—	—	1,668
2020	—	—	—	—
Total	37,182	1,562	30,381	69,125
______________________________________________________________________________

(1)
Future anticipated vesting related to an employee of ACRE Capital that was granted restricted stock that vests in proportion to certain financial performance targets being met over a specified period of time is not included due to uncertainty in actual vesting date.

Non-Controlling Interests

The non-controlling interests held by third parties in the Company's consolidated balance sheets represent the equity interests in a limited liability company, ACRC KA Investor LLC ("ACRC KA") that are not owned by the Company. A portion of ACRC KA's consolidated equity and net income are allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of both June 30, 2016 and December 31, 2015, ACRC KA's total equity was $96.0 million, of which $49.0 million was owned by the Company and $47.0 million was allocated to non-controlling interests held by third parties. See Note 15 included in these consolidated financial statements for more information on ACRC KA.

10.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share from continuing operations and discontinued operations held for sale for the three and six months ended June 30, 2016 and 2015 ($ in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income from continuing operations, less non-controlling interests	$6,004	$6,786	$11,474	$13,988
Net income from discontinued operations held for sale, net of income taxes	$2,689	$2,181	$2,355	$2,041
Divided by:
Basic weighted average shares of common stock outstanding:	28,428,703	28,491,711	28,479,015	28,488,022
Non-vested restricted stock	67,130	94,069	69,929	97,263
Diluted weighted average shares of common stock outstanding:	28,495,833	28,585,780	28,548,944	28,585,285
Basic earnings per common share (1):
Net income from continuing operations	$0.21	$0.24	$0.40	$0.49
Net income from discontinued operations held for sale	0.09	0.08	0.08	0.07
Net income	$0.31	$0.31	$0.49	$0.56
Diluted earnings per common share (1):
Net income from continuing operations	$0.21	$0.24	$0.40	$0.49
Net income from discontinued operations held for sale	0.09	0.08	0.08	0.07
Net income	$0.31	$0.31	$0.48	$0.56
______________________________________________________________________________

(1)
The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the three and six months ended June 30, 2015.

11.   INCOME TAX

The Company established a taxable REIT subsidiary (“TRS”), TRS Holdings, in connection with the acquisition of ACRE Capital. In addition, in December 2013 and March 2014, the Company formed ACRC W TRS and ACRC U TRS, respectively, in order to issue and hold certain loans intended for sale. The TRS’ income tax provision (continuing and discontinued operations) consisted of the following for the three and six months ended June 30, 2016 and 2015 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Current - continuing operations	$3	$3	$7	$(18)
Current - discontinued operations held for sale	(127)	74	(402)	(532)
Deferred - continuing operations	—	—	—	—
Deferred - discontinued operations held for sale	1,159	683	682	668
Total income tax expense	$1,035	$760	$287	$118

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within assets or liabilities of discontinued operations held for sale in the consolidated balance sheets. As of June 30, 2016 and December 31, 2015, TRS Holdings’ U.S. tax jurisdiction was in a net deferred tax liability position. The TRS’ are not currently subject to tax in any foreign tax jurisdictions.

As of June 30, 2016, TRS Holdings had a net operating loss carryforward of $7.8 million, which may be carried back to 2013 and forward 20 years. The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on the respective net deferred tax assets and liabilities of TRS Holdings ($ in thousands):

	As of
	June 30, 2016	December 31, 2015
Deferred tax assets
Mortgage servicing rights	$5,374	$4,083
Net operating loss carryforward	2,906	2,906
Other temporary differences	2,290	1,762
Sub-total-deferred tax assets	10,570	8,751
Deferred tax liabilities
Basis difference in assets from acquisition of ACRE Capital	(2,709)	(2,709)
Components of gains from mortgage banking activities	(11,782)	(9,344)
Amortization of intangible assets	(360)	(297)
Sub-total-deferred tax liabilities	(14,851)	(12,350)
Net deferred tax liability	$(4,281)	$(3,599)

Based on TRS Holdings’ assessment, it is more likely than not that the deferred tax assets will be realized through future taxable income.

For discontinued operations held for sale, the TRS’ recognize interest and penalties related to unrecognized tax benefits within net income from discontinued operations held for sale, net of income taxes, in the consolidated statements of operations. For discontinued operations held for sale, accrued interest and penalties, if any, are included within liabilities of discontinued operations held for sale in the consolidated balance sheets. For continuing operations, the TRS’ recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. For continuing operations, accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

The following table is a reconciliation of the TRS' statutory U.S. federal income tax rate to the TRS' effective tax rate for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	3.6%	2.4%	3.6%	2.4%
Federal benefit of state tax deduction	(1.3)%	(0.8)%	(1.3)%	(0.8)%
Effective tax rate	37.3%	36.6%	37.3%	36.6%

As of June 30, 2016, tax years 2012 through 2015 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

Intercompany Notes

In connection with the acquisition of ACRE Capital, the Company partially capitalized TRS Holdings with a $44.0 million note. In October 2014, the Company entered into an $8.0 million revolving promissory note with TRS Holdings (collectively, the two intercompany notes described above are referred to as, the “Intercompany Notes”). As of both June 30, 2016 and December 31, 2015, the outstanding principal balance of the Intercompany Notes was $51.9 million. The income statement effects of the Intercompany Notes are eliminated in consolidation for financial reporting purposes, but the interest income and expense from the Intercompany Notes will affect the taxable income of the Company and TRS Holdings.

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

•Level I-Quoted prices in active markets for identical assets or liabilities.

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

Financial Instruments Reported at Fair Value

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with GAAP. Financial instruments reported at fair value in the Company's consolidated financial statements include MSRs, MSR purchase commitments, loan commitments, forward sale commitments and loans held for sale. Summarized financial information for the discontinued Mortgage Banking segment is shown in Note 16 included in these consolidated financial statements, which includes the financial instruments noted above.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Fair Value as of June 30, 2016
	Level I	Level II	Level III	Total
Loans held for sale	$—	$54,698	$—	$54,698
Mortgage servicing rights	—	—	60,217	60,217
Derivative assets:
Loan commitments	—	—	15,532	15,532
Forward sale commitments	—	—	73	73
Derivative liabilities:
Forward sale commitments	—	—	(7,541)	(7,541)

	Fair Value as of December 31, 2015
	Level I	Level II	Level III	Total
Loans held for sale	$—	$30,612	$—	$30,612
Mortgage servicing rights	—	—	61,800	61,800
Derivative assets:
Loan commitments	—	—	8,450	8,450
Forward sale commitments	—	—	25	25
MSR purchase commitment	—	—	330	330
Derivative liabilities:
Forward sale commitments	—	—	(1,868)	(1,868)

There were no transfers between the levels as of June 30, 2016 and December 31, 2015. Transfers between levels are recognized based on the fair value of the financial instrument at the beginning of the period.

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

The following table summarizes the significant unobservable inputs the Company used to value financial instruments categorized within Level III as of June 30, 2016 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Mortgage servicing rights	$60,217	Discounted cash flow	Discount rate	8 - 14%	11.0%
Loan commitments and forward sale commitments	8,064	Discounted cash flow	Discount rate	8 - 12%	9.3%

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

The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities as of and for the six months ended June 30, 2016 and 2015 ($ in thousands):

Balance as of December 31, 2015	$6,937
Settlements	(18,516)
Realized gains (losses) recorded in net income (1)	11,579
Unrealized gains (losses) recorded in net income (1)	8,064
Balance as of June 30, 2016	$8,064

Balance as of December 31, 2014	$1,670
Settlements	(11,102)
Realized gains (losses) recorded in net income (1)	9,432
Unrealized gains (losses) recorded in net income (1)	5,867
Balance as of June 30, 2015	$5,867
 ______________________________________________________________________________

(1)
Realized and unrealized gains (losses) are included in gains from mortgage banking activities for the three and six months ended June 30, 2016 and 2015 in the reconciliation of net income from discontinued operations held for sale, net of income taxes. See Note 16 included in these consolidated financial statements for more information.

See Note 4 included in these consolidated financial statements for the changes in MSRs that are classified as Level III.

As of June 30, 2016 and December 31, 2015, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		June 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,142,967	$1,148,909	$1,174,391	$1,180,421
Financial liabilities:
Secured funding agreements	2	$601,794	$601,794	$522,775	$522,775
Warehouse lines of credit	2	46,431	46,431	24,806	24,806
Secured term loan	2	70,205	75,000	69,762	75,000
Commercial mortgage-backed securitization debt (consolidated VIE)	3	—	—	61,815	61,856
Collateralized loan obligation securitization debt (consolidated VIE)	3	104,656	104,993	192,528	193,419

The carrying values of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs and net of an allowance for loan losses. The Company may record fair value adjustments on a nonrecurring basis when it has determined that it is necessary to record a specific reserve against a loan and the Company measures such specific reserve using the fair value of the loan’s collateral. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Financing Agreements, CMBS debt and collateralized loan obligation ("CLO") debt are recorded at outstanding principal, which is the Company’s best estimate of the fair value.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12 month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (see Note 9 included in these consolidated financial statements) in the previous 12 month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12 month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. No incentive fees were incurred for the three and six months ended June 30, 2016 and 2015.

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

Certain of the Company’s subsidiaries, along with the Company’s lenders under certain of the Company's Secured Funding Agreements, as well as under the CMBS and CLO have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s-rated commercial special servicer that is included on Standard & Poor’s Select Servicer List. Effective January 1, 2015, ACREM transferred primary servicing of the Company’s loans held for investment to ACRE Capital. The Company’s Manager will specially service, as needed, certain of the Company’s investments. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries by ACRES or the Manager for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

Summarized below are the related party costs incurred by the Company related to continuing operations for the three and six months ended June 30, 2016 and 2015 and amounts payable to the Company's Manager as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Incurred				Payable
	For the three months ended June 30,		For the six months ended June 30,		As of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Affiliate Payments
Management fees	$1,338	$1,346	$2,690	$2,689	$1,338	$1,357
General and administrative expenses	660	821	1,557	1,751	660	835
Direct costs	157	390	503	785	75	232
Total	$2,155	$2,557	$4,750	$5,225	$2,073	$2,424

Summarized below are the related party costs incurred by the Company related to discontinued operations held for sale for the three and six months ended June 30, 2016 and 2015 and amounts payable to the Company's Manager as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Incurred				Payable
	For the three months ended June 30,		For the six months ended June 30,		As of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Affiliate Payments
Management fees	$145	$135	$292	$268	$145	$144
General and administrative expenses	306	120	437	255	306	84
Direct costs	4	4	33	16	—	6
Total	$455	$259	$762	$539	$451	$234

Credit Support Fee Agreement

In July 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. During the three and six months ended June 30, 2016, the Company incurred a credit support fee of $49 thousand and $242 thousand, respectively, under the July 2014 CNB Facility which is included within interest expense in the Company's consolidated statements of operations. During the three and six months ended June 30, 2015, the Company incurred a credit support fee of $270 thousand and $545 thousand, respectively, under the July 2014 CNB Facility which is included within interest expense in the Company's consolidated statements of operations. See Note 5 included in these consolidated financial statements for more information on the July 2014 CNB Facility and Note 17 included in these consolidated financial statements for more information on a subsequent event with respect to the July 2014 CNB Facility.

14.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2016 and 2015 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
May 5, 2016	June 30, 2016	July 15, 2016	$0.26	$7,413
March 1, 2016	March 31, 2016	April 15, 2016	0.26	7,429
Total cash dividends declared for the six months ended June 30, 2016			$0.52	$14,842

May 7, 2015	June 30, 2015	July 15, 2015	$0.25	$7,152
March 5, 2015	March 31, 2015	April 15, 2015	0.25	7,146
Total cash dividends declared for the six months ended June 30, 2015			$0.50	$14,298

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

The Pooling and Servicing Agreement governed the issuance of approximately $493.8 million aggregate principal balance commercial mortgage pass through certificates in a CMBS effected by the Depositor. In connection with the securitization, the Depositor contributed a pool of 18 adjustable rate participation interests in commercial mortgage loans to the Trust. The commercial mortgage loans were originated by the Company or its subsidiaries and were secured by 27 commercial properties. The certificates represented, in the aggregate, the entire beneficial ownership interest in, and the obligations of, the Trust.

In connection with the securitization, the Company offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the "Offered Certificates") to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act of 1933. As of December 31, 2015, the aggregate principal balance of the Offered Certificates was approximately $61.9 million. In addition, a wholly owned subsidiary of the Company retained approximately $98.8 million of the certificates. The Company, as the holder of the subordinated classes of the Trust, had the obligation to absorb losses of the Trust, since the Company had a first loss position in the capital structure of the Trust.
On June 17, 2016, the Company terminated the Trust, and in connection therewith, exchanged its remaining certificates for the remaining mortgage loans held by the Trust. All of the Offered Certificates of the Trust held by third parties have been repaid in full.
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

The Notes are collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $378.8 million (the "Mortgage Assets") originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement dated as of August 15, 2014, between ACRC Lender LLC and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes to third parties. A wholly owned subsidiary of the Company retained approximately $37.4 million of the most subordinate Notes and all of the preferred equity in the Issuer. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO. As of June 30, 2016 and December 31, 2015, the aggregate principal balance of the Offered Notes was approximately $105.0 million and $193.4 million, respectively.

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

The inclusion of the assets and liabilities of Securitization VIEs of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of Securitization VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in these Securitization VIEs is limited to the carrying value of its investment in the entity. As of June 30, 2016 and December 31, 2015, the Company’s maximum risk of loss was $70.1 million and $168.8 million, respectively, which represents the carrying value of its investment in the Securitization VIEs. For the three and six months ended June 30, 2016, the Company incurred interest expense related to the Securitization VIEs of $941 thousand and $2.4 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2015, the Company incurred interest expense related to the Securitization VIEs of $1.9 million and $4.2 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets were comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company’s investment in ACRC KA is considered to be an investment in a VIE. As of both June 30, 2016 and December 31, 2015, the Company owned a controlling financial interest of 51.0% of the equity shares in the VIE and the third party institutional investors owned the remaining 49.0%, a minority financial interest. The preferred equity shares are entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum.

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

As of June 30, 2016 and December 31, 2015, the carrying value of the preferred equity investment, which is net of unamortized fees and origination costs, was $94.1 million and $93.9 million, respectively, and is included within loans held for investment in the consolidated balance sheets. The risk associated solely with respect to the Company’s investment in this VIE is limited to the outstanding principal of its investment in the entity. As of both June 30, 2016 and December 31, 2015, the Company’s maximum risk of loss solely with respect to this investment was $48.5 million.

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

The following table presents the carrying value and the maximum exposure to loss of unconsolidated VIEs as of June 30, 2016 and December 31, 2015 ($ in thousands):

	As of
	June 30, 2016	December 31, 2015
Carrying value	$40,406	$55,144
Maximum exposure to loss	$40,799	$55,704

16.   DISCONTINUED OPERATIONS HELD FOR SALE

On June 28, 2016, the Company entered into a Purchase and Sale Agreement to sell all of the outstanding common units of TRS Holdings. See Note 1 included in these consolidated financial statements for further discussion of the sale.

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations held for sale to assets and liabilities of discontinued operations held for sale that are presented separately in the consolidated balance sheets:

	As of
	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$1,002	$3,929
Restricted cash	17,022	17,297
Loans held for sale, at fair value	54,698	30,612
Mortgage servicing rights, at fair value	60,217	61,800
Other assets	26,667	19,613
Assets of discontinued operations held for sale	$159,606	$133,251
LIABILITIES
Warehouse lines of credit	$46,431	$24,806
Allowance for loss sharing	8,680	8,969
Due to affiliate	451	234
Other liabilities	21,934	17,522
Liabilities of discontinued operations held for sale	$77,496	$51,531

The following information reconciles the net income from discontinued operations held for sale, net of income taxes, that are presented separately in the consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Mortgage banking revenue:
Servicing fees, net	$2,924	$3,908	$6,966	$7,824
Gains from mortgage banking activities	10,813	7,489	13,172	11,633
Provision for loss sharing	61	425	289	991
Change in fair value of mortgage servicing rights	(2,047)	(2,002)	(3,895)	(5,183)
Mortgage banking revenue	11,751	9,820	16,532	15,265
Expenses:
Management fees to affiliate	145	135	292	268
Professional fees	162	208	371	477
Compensation and benefits	5,960	5,434	10,244	10,071
Transaction costs	515	—	515	—
General and administrative expenses	942	985	2,038	2,017
General and administrative expenses reimbursed to affiliate	306	120	437	255
Total expenses	8,030	6,882	13,897	13,088
Income before income taxes	3,721	2,938	2,635	2,177
Income tax expense	1,032	757	280	136
Net income from discontinued operations held for sale, net of income taxes	$2,689	$2,181	$2,355	$2,041

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2016, except as disclosed below.

On July 12, 2016, ACRE Capital temporarily increased the ASAP Line of Credit limit from $80.0 million to $140.0 million through August 31, 2016.
On July 13, 2016, a subsidiary of the Company entered into an amendment agreement with Citibank, N.A., which contemplates that Citibank, N.A. may increase the commitment amount of the Citibank Facility, in its sole discretion, in order to fund approved mortgage loans.
On July 14, 2016, the Company originated a $72.0 million first mortgage loan on an office property located in Illinois. At closing, the outstanding principal balance was approximately $53.2 million. The loan has an interest rate of LIBOR plus 3.99% (plus fees) and an initial term of three years.
On July 15, 2016, the Company originated a $62.5 million first mortgage loan on an office property located in California. At closing, the outstanding principal balance was approximately $57.5 million. The loan has an interest rate of LIBOR plus 4.40% (plus fees) and an initial term of three years.
On July 21, 2016, the Company originated a $23.3 million first mortgage loan on a multifamily property located in Florida.  At closing, the outstanding principal balance was approximately $19.8 million. The loan has an interest rate of LIBOR plus 4.25% (plus fees) and an initial term of 2.5 years.
On July 29, 2016, the Company amended the July 2014 CNB Facility to extend the maturity date to September 30, 2016.

On July 29, 2016, ACRE Capital temporarily increased its BAML Line of Credit from $135.0 million to $175.0 million from July 29, 2016 through August 8, 2016.
On August 1, 2016, ACRC Lender US LLC (“ACRC”), a subsidiary of the Company, entered into a $125 million master repurchase and securities contract (the "U.S. Bank Facility") with U.S. Bank National Association (“U.S. Bank”). Pursuant to the U.S. Bank Facility, ACRC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self-storage properties. U.S. Bank may approve the mortgage loans which are subject to the U.S. Bank Facility in its sole discretion. ACRC paid U.S. Bank a commitment fee at the closing of the U.S. Bank Facility.
The initial maturity date of the U.S. Bank Facility is July 31, 2019, and the facility is subject to two 12-month extensions at ACRC’s option upon the satisfaction of certain conditions, including the payment of an extension fee. The pricing rate under the U.S. Bank Facility will accrue at a per annum rate equal to one-month LIBOR plus a spread determined by U.S. Bank depending upon the mortgage loan sold to U.S. Bank in the applicable transaction.

The U.S. Bank Facility contains margin call provisions following the occurrence of certain mortgage loan credit events. The U.S. Bank Facility is fully guaranteed by the Company. The agreements governing the U.S. Bank Facility contain various customary representations and warranties and provisions regarding events of default, and impose certain customary covenants on ACRC and the Company, including that the Company is obligated to maintain certain ratios of debt to net worth, fixed charges, liquidity and other financial conditions.

From July 1, 2016 through August 2, 2016, ACRE Capital originated $94.4 million in Fannie Mae, Freddie Mac or HUD loan commitments.

On August 4, 2016, the Company declared a cash dividend of $0.26 per common share for the third quarter of 2016. The third quarter 2016 dividend is payable on October 17, 2016 to common stockholders of record as of September 30, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•
the ability of Ares Commercial Real Estate Management LLC ("ACREM" or our "Manager") to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

•	allocation of investment opportunities to us by our Manager;

•	our ability to successfully complete and integrate any acquisitions;

•	our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the "1940 Act");

•	our understanding of our competition;

•	general volatility of the securities markets in which we may invest;

•	adverse changes in the real estate, real estate capital and credit markets and the impact of a protracted decline in the liquidity of credit markets on our business;

•	changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

•	actions and initiatives of the U.S. Government and changes to U.S. Government policies;

•	the state of the U.S. economy generally or in specific geographic regions;

•	uncertainty surrounding the financial stability of the United States, European Union and China;

•	global economic trends and economic recoveries;

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy;

•	the future of U.S. government-sponsored enterprises ("GSEs"); and

•
our ability to consummate the sale of ACRE Capital Holdings LLC ("TRS Holdings"), the holding company that owns our mortgage banking subsidiary, ACRE Capital LLC ("ACRE Capital"), and our ability to redeploy the net proceeds from such sale.

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

We are also engaged in the mortgage banking business through our wholly owned subsidiary, ACRE Capital. ACRE Capital primarily originates, sells and services multifamily and other senior-living related loans under programs offered by GSEs, such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation ("Freddie Mac") and by government agencies, such as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital is approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While ACRE Capital earns little interest income from these activities as it generally only holds loans for short periods, ACRE Capital receives origination fees when it closes loans and sale premiums when it sells loans. ACRE Capital also retains the rights to service the loans, which are known as mortgage servicing rights (“MSRs”) and receives fees for such servicing during the life of the loans, which generally last ten years or more.

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

Pending Sale of Mortgage Banking Subsidiary

On June 28, 2016, we entered into a Purchase and Sale Agreement (the “Agreement”) with Cornerstone Real Estate Advisers LLC ("Cornerstone"), a Delaware limited liability company (the “Buyer”), to sell our mortgage banking business. Upon the terms and subject to the conditions set forth in the Agreement, at the closing, the Buyer will purchase from us (the “Acquisition”) all of the outstanding common units of TRS Holdings, the holding company that owns our mortgage banking subsidiary, ACRE Capital. The Acquisition is expected to close in the third or fourth quarter of 2016, subject to the satisfaction or waiver of various closing conditions, as described below.

The Agreement provides that the Buyer will pay $93 million in cash, subject to certain adjustments, as consideration for the Acquisition. The purchase price is subject to certain adjustments, including a working capital adjustment, an adjustment of $1.15 million in respect of certain change of control payments triggered in connection with the Acquisition and a potential adjustment of up to $3 million based on certain 2016 revenue items.

The Agreement contains customary representations, warranties and covenants regarding the business and operations of ACRE Capital. We have also agreed to a two-year non-competition and non-solicitation agreement, subject to certain customary exceptions.

The consummation of the transactions contemplated by the Agreement is subject to the receipt of certain consents and approvals of GSEs and governmental entities. The consummation of the transactions contemplated by the Agreement is also subject to the satisfaction of certain other conditions, including, among other things, a customary bringdown of representations and warranties and compliance with covenants, and that no material adverse effect with respect to ACRE Capital shall have occurred prior to the closing.

The Agreement provides for customary termination rights, including, among others, termination rights upon denial of certain required regulatory approvals or upon certain material breaches of representations, warranties or covenants. The Agreement provides for an initial outside termination date of December 31, 2016, subject to up to two successive 30-day extensions under certain circumstances.

The Agreement provides for indemnification with respect to losses relating to breaches of representations and warranties and covenants, subject to certain limitations, and for the repayment of change of control payments in certain circumstances.

The Agreement provides for reimbursement of certain out-of-pocket expenses incurred by us or the Buyer, as applicable, if the Agreement is terminated by the other party as a result of the failure to receive the consent or approval of certain third parties due to the fault of the non-terminating party.

The sale of TRS Holdings will provide us with additional capital to reinvest in our principal lending business. As a result of the expected sale of TRS Holdings, the operations of the Mortgage Banking segment have been reclassified as discontinued operations held for sale in all periods presented. After giving effect to the expected divestiture of TRS Holdings, we will no longer provide segment reporting.

Developments During the Second Quarter of 2016:

•	ACRE originated a $76.0 million first mortgage loan on a mixed-use property located in New York.

•	ACRE originated a $15.2 million first mortgage loan on an office property located in California.

•	ACRE Capital rate locked $228.1 million in loan commitments.

•	ACRE entered into an agreement to sell TRS Holdings, the holding company that owns ACRE Capital, to Cornerstone for $93 million in cash, subject to certain adjustments.

•	The commercial mortgage-backed securities securitization was terminated on June 17, 2016.

•
ACRE amended the master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (as amended and restated, the “Wells Fargo Facility”) to, among other things, increase the size of the facility from $225.0 million to $325.0 million and extend the initial maturity date to December 14, 2017.

•	The global master repurchase agreement with UBS AG (the “December 2014 UBS Facility") was repaid in full.

•	ACRE Capital amended its $135.0 million line of credit agreement with Bank of America, N.A. (as amended and restated, the “BAML Line of Credit”) to extend the initial maturity date to June 29, 2017.

•
ACRE amended the $50.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) to extend the initial maturity date to May 25, 2017 and the final maturity date to May 25, 2020.

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

Stock Buyback Program

In May 2015, we announced that our board of directors authorized us to repurchase up to $20.0 million of our outstanding common stock over a period of one year (the "Stock Buyback Program"). In February 2016, we announced that our board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017. Purchases made pursuant to the Stock Buyback Program will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time. In connection with this Stock Buyback Program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in the Stock Buyback Program. During the six months ended June 30, 2016, we repurchased a total of 129,916 shares of our common stock in the open market for an aggregate purchase price of approximately $1.4 million, including expenses paid. The shares were repurchased at an average price of $11.06 per share, including expenses paid.

Investment Portfolio

As of June 30, 2016, we have originated or co-originated 33 loans held for investment, excluding 34 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of June 30, 2016, the aggregate originated commitment under these loans at closing was approximately $1.2 billion and outstanding principal was $1.1 billion, excluding non-controlling interests held by third parties. During the six months ended June 30, 2016, we funded approximately $197.9 million of outstanding principal and received repayments of $229.4 million of outstanding principal, excluding non-controlling interests held by third parties. As of June 30, 2016, 69.0% of our loans have London Interbank Offered Rates ("LIBOR") floors, with a weighted average floor of 0.23%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of June 30, 2016, all loans were paying in accordance with their contractual terms. During the three and six months ended June 30, 2016, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of June 30, 2016 ($ in thousands):

	As of June 30, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$927,991	$931,662	4.4%	5.1%	1.4
Subordinated debt and preferred equity investments	168,397	170,668	10.7%	11.2%	5.2
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,096,388	$1,102,330	5.3%	6.1%	2.0
_____________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of June 30, 2016 as weighted by the Outstanding Principal balance of each loan.

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

A reconciliation of our loans held for investment portfolio, excluding non-controlling interests held by third parties, to our loans held for investment as included within our consolidated balance sheets is as follows ($ in thousands):

	As of June 30, 2016
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,096,388	$1,102,330
Non-controlling interest investment held by third parties	46,579	46,579
Loans held for investment	$1,142,967	$1,148,909

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

A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Interest income from loans held for investment, excluding non-controlling interests	$17,640	$35,101
Interest income from non-controlling interest investment held by third parties	1,289	2,578
Interest income from loans held for investment	$18,929	$37,679

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and six months ended June 30, 2016 and 2015 ($ thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net interest margin	$10,514	$12,311	$20,739	$25,303
Total expenses	3,219	3,226	6,681	6,804
Income from continuing operations before income taxes	7,295	9,085	14,058	18,499
Income tax expense (benefit)	3	3	7	(18)
Net income from continuing operations	7,292	9,082	14,051	18,517
Net income from discontinued operations held for sale, net of income taxes	2,689	2,181	2,355	2,041
Net income attributable to ACRE	9,981	11,263	16,406	20,558
Less: Net income attributable to non-controlling interests	(1,288)	(2,296)	(2,577)	(4,529)
Net income attributable to common stockholders	$8,693	$8,967	$13,829	$16,029

The following tables set forth select details of our consolidated results of operations from continuing operations for the three and six months ended June 30, 2016 and 2015 ($ thousands):

Net Interest Margin

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Interest income from loans held for investment	$18,929	$21,012	$37,679	$44,182
Interest expense	(8,415)	(8,701)	(16,940)	(18,879)
Net interest margin	$10,514	$12,311	$20,739	$25,303

For the three months ended June 30, 2016 and 2015, net interest margin was approximately $10.5 million and $12.3 million, respectively. For the three months ended June 30, 2016 and 2015, interest income from loans held for investment of $18.9 million and $21.0 million, respectively, was generated by weighted average earning assets of $1.2 billion and $1.3 billion, respectively, offset by $8.4 million and $8.7 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facilities, the MetLife Facility and the UBS Facilities (individually defined below and collectively, the "Secured Funding Agreements") and securitization debt, the Secured Term Loan (defined below) and convertible notes were $835.8 million and $943.4 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in net interest margin for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily relates to a decrease in our weighted average earning assets for the three months ended June 30, 2016.

For the six months ended June 30, 2016 and 2015, net interest margin was approximately $20.7 million and $25.3 million, respectively. For the six months ended June 30, 2016 and 2015, interest income from loans held for investment of $37.7 million and $44.2 million, respectively, was generated by weighted average earning assets of $1.2 billion and $1.3 billion, respectively, offset by $16.9 million and $18.9 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements and securitization debt, the Secured Term Loan and convertible notes were $840.3 million and $987.9 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in net interest margin for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily relates to a decrease in our weighted average earning assets for the six months ended June 30, 2016.

Operating Expenses

The operating expenses below do not include expenses of ACRE Capital. See Note 16 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information about the operating expenses of ACRE Capital.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Management fees to affiliate	$1,338	$1,346	$2,690	$2,689
Professional fees	535	412	1,025	918
General and administrative expenses	686	647	1,409	1,446
General and administrative expenses reimbursed to affiliate	660	821	1,557	1,751
Total expenses	$3,219	$3,226	$6,681	$6,804

For both the three months ended June 30, 2016 and 2015, we incurred operating expenses of $3.2 million.

For the six months ended June 30, 2016 and 2015, we incurred operating expenses of $6.7 million and $6.8 million, respectively. The decrease in operating expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily relates to a reduction in allocable general and administrative expenses from our Manager for the six months ended June 30, 2016.

Related Party Expenses

For the three months ended June 30, 2016, related party expenses included $1.3 million in management fees due to our Manager and $0.7 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended June 30, 2015, related party expenses included $1.3 million in management fees due to our Manager and $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement.

For the six months ended June 30, 2016, related party expenses included $2.7 million in management fees due to our Manager and $1.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the six months ended June 30, 2015, related party expenses included $2.7 million in management fees due to our Manager and $1.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement.

Other Expenses

For the three months ended June 30, 2016 and 2015, professional fees were $0.5 million and $0.4 million, respectively. The increase in professional fees for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily relates to an increase in our use of third party professionals. For the three months ended June 30, 2016 and 2015, general and administrative expenses were $0.7 million and $0.6 million, respectively. The increase in general and administrative expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily relates to an increase in travel expenses.

For the six months ended June 30, 2016 and 2015, professional fees were $1.0 million and $0.9 million, respectively. The increase in professional fees for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily relates to an increase in our use of third party professionals. For both the six months ended June 30, 2016 and 2015, general and administrative expenses were $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under the Secured Funding Agreements, the Warehouse Lines of Credit and the Secured Term Loan (defined below) (collectively, the "Financing Agreements"), the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in the collateralized loan obligation ("CLO") securitization are applied sequentially, first going to pay down the senior CLO notes, and accordingly, we will not receive any proceeds from repayment of loans in the CLO until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See “Recent Developments” included in this quarterly report on Form 10-Q for information on our available capital as of August 2, 2016. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2016 and 2015, which are inclusive of amounts related to discontinued operations held for sale ($ in thousands):

	For the six months ended June 30,
	2016	2015
Net income	$16,406	$20,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	17,014	202,433
Net cash provided by (used in) operating activities	33,420	222,991
Net cash provided by (used in) investing activities	33,597	112,595
Net cash provided by (used in) financing activities	(69,701)	(344,032)
Change in cash and cash equivalents	$(2,684)	$(8,446)

During the six months ended June 30, 2016 and 2015, cash and cash equivalents decreased by $2.7 million and $8.4 million, respectively.

Operating Activities

For the six months ended June 30, 2016 and 2015, net cash provided by operating activities totaled $33.4 million and $223.0 million, respectively. For the six months ended June 30, 2016, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $282.6 million, sale of mortgage loans held for sale to third parties of $261.5 million, change in the fair value of MSRs of $3.9 million and change in other assets of $39.7 million. For the six months ended June 30, 2015, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $382.7 million, sale of mortgage loans held for sale to third parties of $524.5 million, change in the fair value of MSRs of $5.2 million, change in restricted cash of $41.2 million and change in other assets of $20.2 million.

Investing Activities

For the six months ended June 30, 2016 and 2015, net cash provided by investing activities totaled $33.6 million and $112.6 million, respectively. This change in net cash provided by investing activities was primarily related to cash received from principal repayment of loans held for investment exceeding the cash used for the origination of new loans held for investment for the six months ended June 30, 2016 and 2015.

Financing Activities

For the six months ended June 30, 2016, net cash used in financing activities totaled $69.7 million and primarily related to repayments of our Secured Funding Agreements of $359.7 million, repayments of debt of consolidated variable interest entities (“VIEs”) of $150.3 million and repayments of our Warehouse Lines of Credit of $311.1 million, partially offset by proceeds from our Secured Funding Agreements of $438.7 million and proceeds from our Warehouse Lines of Credit of $332.7 million. For the six months ended June 30, 2015, net cash used in financing activities totaled $344.0 million and related primarily to repayments of our Secured Funding Agreements of $105.8 million, repayments of debt of consolidated VIEs of $197.5 million and repayments of our Warehouse Lines of Credit of $576.9 million, partially offset by proceeds from our Secured Funding Agreements of $113.9 million and proceeds from our Warehouse Lines of Credit of $435.6 million.

Summary of Financing Agreements

The sources of financing under our Financing Agreements are described in the following table ($ in thousands):

	As of
	June 30, 2016							December 31, 2015
	Total Commitment		Outstanding Balance	Interest Rate		Maturity Date		Total Commitment		Outstanding Balance	Interest Rate		Maturity Date
Secured funding agreements:
Wells Fargo Facility	$325,000	(1)	$147,681	LIBOR+1.75 to 2.35%		December 14, 2017	(1)	$225,000		$101,473	LIBOR+1.75 to 2.35%		December 14, 2016	(1)
Citibank Facility	250,000		225,523	LIBOR+2.00 to 2.50%		December 8, 2016	(2)	250,000		112,827	LIBOR+2.00 to 2.50%		December 8, 2016	(2)
BAML Facility	50,000		—	LIBOR+2.25 to 2.75%		May 25, 2017	(3)	50,000		—	LIBOR+2.25 to 2.75%		May 26, 2016	(3)
March 2014 CNB Facility	50,000		35,100	LIBOR+3.00%		March 11, 2017	(4)	50,000		—	LIBOR+3.00%		March 11, 2016	(4)
July 2014 CNB Facility	75,000		—	LIBOR+3.00%	(5)	July 31, 2016		75,000		66,200	LIBOR+3.00%	(5)	July 31, 2016
MetLife Facility	180,000		111,196	LIBOR+2.35%		August 12, 2017	(6)	180,000		109,474	LIBOR+2.35%		August 12, 2017	(6)
April 2014 UBS Facility	140,000		82,294	LIBOR+1.88 to 2.28%	(7)	October 21, 2018		140,000		75,558	LIBOR+1.88 to 2.28%	(7)	October 21, 2018
December 2014 UBS Facility	—		—	—		—	(8)	57,243		57,243	LIBOR+2.74%		July 6, 2016
Subtotal	$1,070,000		$601,794					$1,027,243		$522,775

Warehouse lines of credit:
ASAP Line of Credit	$80,000	(9)	$—	LIBOR+1.40 to 1.75%		No expiration	(9)	$80,000	(9)	$—	LIBOR+1.40 to 1.75%		No expiration	(9)
BAML Line of Credit	135,000		46,431	LIBOR+1.60%		June 29, 2017	(10)	135,000		24,806	LIBOR+1.60%		June 30, 2016
Subtotal	$215,000		$46,431					$215,000		$24,806

Secured Term Loan	$155,000		$75,000	LIBOR+6.00%	(11)	December 9, 2018		$155,000		$75,000	LIBOR+6.00%	(11)	December 9, 2018
Total	$1,440,000		$723,225					$1,397,243		$622,581
______________________________________________________________________________

(1)
The maturity date of the Wells Fargo Facility is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. Beginning on December 14, 2015, new advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. Advances on loans made prior to December 14, 2015 under the Wells Fargo Facility continue to accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00% to 2.50%. In June 2016, we amended the Wells Fargo Facility to, among other things, increase the size of the facility from $225.0 million to $325.0 million and extend the initial maturity date to December 14, 2017.

(2)
The master repurchase facility with Citibank, N.A. (the "Citibank Facility") is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. See "Recent Developments" and Note 17 to our consolidated financial statements included in this quarterly report on Form 10-Q for information on a subsequent event relating to the Citibank Facility.

(3)
In May 2016, we amended the BAML Facility to extend the period during which the Company may request individual loans under the facility to May 25, 2017. Individual advances on loans under the BAML Facility generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid.

(4)
In February 2016, we amended the secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”) to extend the maturity date to March 11, 2017. We have one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the March 2014 CNB Facility to March 10, 2018.

(5)
The interest rate of the revolving funding facility with City National Bank (the “July 2014 CNB Facility”) is LIBOR plus 3.00%, comprised of LIBOR plus 1.50% and a credit support fee of 1.50% payable to Ares Management. See "Recent Developments" and Note 17 to our consolidated financial statements included in this quarterly report on Form 10-Q for information on a subsequent event relating to the July 2014 CNB Facility.

(6)
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

(8)	The December 2014 UBS Facility has been repaid in full and its terms were not extended.

(9)
The commitment amount is subject to change at any time at Fannie Mae's discretion. To the extent the ASAP Line of Credit remains active through utilization, there is no expiration date. See "Recent Developments" and Note 17 to our consolidated financial statements included in this quarterly report on Form 10-Q for information on a subsequent event relating to the ASAP Line of Credit.

(10)
In June 2016, we amended the BAML Line of Credit to extend the maturity date to June 29, 2017. See "Recent Developments" and Note 17 to our consolidated financial statements included in this quarterly report on Form 10-Q for information on a subsequent event relating to the BAML Line of Credit.

(11)
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

The following table summarizes our securitizations debt as of June 30, 2016 and December 31, 2015 ($ in thousands):

	As of
	June 30, 2016		December 31, 2015
	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
Commercial mortgage-backed securitization debt (consolidated VIE)	$—	$—	$61,815	$61,856
Collateralized loan obligation securitization debt (consolidated VIE)	104,656	104,993	192,528	193,419
Securitizations debt	$104,656	$104,993	$254,343	$255,275

See Note 15 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our securitizations.

Capital Markets

We may periodically raise additional capital through public offerings of debt and equity securities to fund new investments. In May 2013, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective on June 17, 2013, in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.5 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units. Pursuant to Rule 415(a)(5) under the Securities Act, the shelf registration statement was scheduled to expire on June 17, 2016. On June 6, 2016, we filed a new registration statement on Form S-3 with the SEC in accordance with Rule 415(a)(6) under the Securities Act, which provides us with the ability to sell from time to time the remaining initial offering price of unsold securities registered under the prior shelf registration statement.

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

RECENT DEVELOPMENTS

On July 12, 2016, ACRE Capital temporarily increased the ASAP Line of Credit limit from $80.0 million to $140.0 million through August 31, 2016.
On July 13, 2016, a subsidiary of ours entered into an amendment agreement with Citibank, N.A., which contemplates that Citibank, N.A. may increase the commitment amount of the Citibank Facility, in its sole discretion, in order to fund approved mortgage loans.
On July 14, 2016, we originated a $72.0 million first mortgage loan on an office property located in Illinois. At closing, the outstanding principal balance was approximately $53.2 million. The loan has an interest rate of LIBOR plus 3.99% (plus fees) and an initial term of three years.

On July 15, 2016, we originated a $62.5 million first mortgage loan on an office property located in California. At closing, the outstanding principal balance was approximately $57.5 million. The loan has an interest rate of LIBOR plus 4.40% (plus fees) and an initial term of three years.

On July 21, 2016, we originated a $23.3 million first mortgage loan on a multifamily property located in Florida.  At closing, the outstanding principal balance was approximately $19.8 million. The loan has an interest rate of LIBOR plus 4.25% (plus fees) and an initial term of 2.5 years.
On July 29, 2016, we amended the July 2014 CNB Facility to extend the maturity date to September 30, 2016.
On July 29, 2016, ACRE Capital temporarily increased its BAML Line of Credit from $135.0 million to $175.0 million from July 29, 2016 through August 8, 2016.
On August 1, 2016, ACRC Lender US LLC (“ACRC”), a subsidiary of ours, entered into a $125.0 million master repurchase and securities contract (the "U.S. Bank Facility") with U.S. Bank National Association (“U.S. Bank”). Pursuant to the U.S. Bank Facility, ACRC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self-storage properties. U.S. Bank may approve the mortgage loans which are subject to the U.S. Bank Facility in its sole discretion. ACRC paid U.S. Bank a commitment fee at the closing of the U.S. Bank Facility.
The initial maturity date of the U.S. Bank Facility is July 31, 2019, and the facility is subject to two 12-month extensions at ACRC’s option upon the satisfaction of certain conditions, including the payment of an extension fee. The pricing rate under the U.S. Bank Facility will accrue at a per annum rate equal to one-month LIBOR plus a spread determined by U.S. Bank depending upon the mortgage loan sold to U.S. Bank in the applicable transaction.

The U.S. Bank Facility contains margin call provisions following the occurrence of certain mortgage loan credit events. The U.S. Bank Facility is fully guaranteed by us. The agreements governing the U.S. Bank Facility contain various customary representations and warranties and provisions regarding events of default, and impose certain customary covenants on ACRC and us, including that we are obligated to maintain certain ratios of debt to net worth, fixed charges, liquidity and other financial conditions.

From July 1, 2016 through August 2, 2016, ACRE Capital originated $94.4 million in Fannie Mae, Freddie Mac or HUD loan commitments.

As of August 2, 2016, we had approximately $139 million in capital, either in cash or in approved but undrawn capacity under our borrowing facilities, excluding the anticipated proceeds from the pending sale of ACRE Capital Holdings, anticipated proceeds from repayments of existing loans and the anticipated expiration of the $75 million funding facility at City National Bank. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $129 million in capital available to fund new loans, fund outstanding commitments on existing loans, repurchase our common shares and for other working capital and general corporate purposes. Assuming that we use all such amount as capital to make new senior loans and we are able to leverage such amount under our financing agreements at a debt‑to‑equity ratio of 2.5:1, we would have the capacity to fund approximately $450 million of additional senior loans.

As of August 2, 2016, the total unfunded commitments for our existing loans held for investment were approximately $109 million. In addition, borrowings under our Secured Funding Agreements were approximately $729 million, borrowings under our Secured Term Loan was approximately $75 million and debt issued in the form of CLO was approximately $80 million.

On August 4, 2016, we declared a cash dividend of $0.26 per common share for the third quarter of 2016. The third quarter 2016 dividend is payable on October 17, 2016 to common stockholders of record as of September 30, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As part of our risk management strategy, our Manager closely monitors our portfolio and actively manages the credit, interest rate, market, prepayment, real estate inflation and financing risks associated with holding a portfolio of our target investments. We manage our portfolio through an interactive process with our Manager and Ares Management and service our target investments through a combination of direct servicing by ACRE Capital and use of our Manager's servicer. ACRE Capital and one of its subsidiaries serve as the primary servicer of our investments. ACRE Capital is a Standard & Poor’s rated commercial primary servicer that is also included on Standard & Poor’s Select Servicer List. Our Manager's servicer, which is a Standard & Poor's rated commercial special servicer that is included on Standard & Poor's Select Servicer List, serves as the special servicer for non-routine investment servicing issues. Our Manager has an Investment Committee that oversees compliance with our investment strategy and guidelines, investment portfolio holdings and financing strategy. We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks can be quantified from historical experience and seek to actively manage those risks, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

For the three and six months ended June 30, 2016, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Up 300 basis points	$1.7	$3.6
Up 200 basis points	$1.2	$2.5
Up 100 basis points	$0.6	$1.3
Down to 0 basis points	$0.1	$0.2

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

The fair value of ACRE Capital's MSRs is subject to market risk. A 100 basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of ACRE Capital's MSRs by approximately $1.9 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively.

Prepayment and Securitizations Repayment Risk

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. When we originate our CRE loans, we anticipate that we will generate an expected yield. When borrowers prepay their CRE loans faster than we expect, we may be unable to replace these CRE loans with new CRE loans that will generate yields which are as high as the prepaid CRE loans. Additionally, principal repayment proceeds from mortgage loans in the CLO are applied sequentially, first going to pay down the senior CLO notes. We will not receive any proceeds from repayment of loans in the CLO until all senior notes are repaid in full.

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

Item 4. Controls and Procedures

The Company's management, with the participation of the Company's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the Company's Co-Chief Executive Officers and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of June 30, 2016, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. During the three months ended June 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2016, we were not subject to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Buyback Program

In May 2015, we announced that the Company's board of directors authorized us to repurchase up to $20 million of our outstanding common stock over a period of one year. In February 2016, we announced that the Company's board of directors increased the size of the existing $20 million Stock Buyback Program to $30 million and extended the Stock Buyback Program through March 31, 2017. Purchases made pursuant to the Stock Buyback Program will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time. In connection with this Stock Buyback Program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in the Stock Buyback Program.

Repurchases of our common stock under our Stock Buyback Program were as follows (in thousands, except shares and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	—	—	$20,000
February 1, 2016 through February 29, 2016	—	—	—	$30,000
March 1, 2016 through March 31, 2016	34,854	$10.28	34,854	$29,642
April 1, 2016 through April 30, 2016	95,062	$11.34	95,062	$28,563
May 1, 2016 through May 31, 2016	—	—	—	$28,563
June 1, 2016 through June 30, 2016	—	—	—	$28,563
Total	129,916	$11.06	129,916
______________________________________________________________________________

(1)	Amount includes expenses paid.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1*	Purchase and Sale Agreement, among Ares Commercial Real Estate Corporation and Cornerstone Real Estate Advisers LLC. (1)
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (2)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (3)
10.1*	Amendment No. 3 to Bridge Loan Warehousing Credit and Security Agreement dated as of May 26, 2016, among ACRC Lender B LLC and Bank of America, N.A. (4)
10.2*
Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract and Amended and Restated Guarantee Agreement dated as of June 30, 2016, among ACRC Lender W LLC, ACRC Lender W TRS LLC and Ares Commercial Real Estate Corporation and Wells Fargo Bank, National Association. (5)

10.3*
Amendment No. 5 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of June 30, 2016, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto. (5)

10.4
First Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.

10.5*
Second Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender. (6)

10.6
Amendment No. 2 to Credit Agreement dated as of July 29, 2016, by and among ACRC Lender LLC, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.

10.7
Amendment No. 6 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement dated as of July 29, 2016, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto.

10.8	Master Repurchase and Securities Contract dated as of August 1, 2016, between ACRC Lender US LLC and U.S. Bank National Association.
10.9	Payment Guaranty, dated as of August 1, 2016, by Ares Commercial Real Estate Corporation in favor of U.S. Bank National Association.
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Previously filed

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 29, 2016.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 1, 2016.

(5)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on July 7, 2016.

(6)	Incorporated by reference to Exhibits 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date: August 4, 2016	By	/s/ John Jardine
John Jardine
Co-Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2016	By	/s/ Robert L. Rosen
Robert L. Rosen
Interim Co-Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2016	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)