Form 10-Q
period 2016-09-30
Ares Commercial Real Estate Corp
filed 2016-11-03
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common stock, $0.01 par value	28,482,756

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents ($10 and $8 related to consolidated VIEs, respectively)	$41,768	$5,066
Restricted cash	379	13,083
Loans held for investment ($186,042 and $483,572 related to consolidated VIEs, respectively)	1,473,920	1,174,391
Other assets ($1,355 and $2,695 of interest receivable related to consolidated VIEs, respectively; $36,936 and $35,607 of other receivables related to consolidated VIEs, respectively)	49,072	53,191
Assets of discontinued operations	—	133,251
Total assets	$1,565,139	$1,378,982
LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$879,102	$522,775
Secured term loan	149,270	69,762
Commercial mortgage-backed securitization debt (consolidated VIE)	—	61,815
Collateralized loan obligation securitization debt (consolidated VIE)	57,787	192,528
Due to affiliate	2,603	2,424
Dividends payable	7,406	7,152
Other liabilities ($90 and $299 of interest payable related to consolidated VIEs, respectively)	3,703	14,507
Liabilities of discontinued operations	—	51,531
Total liabilities	1,099,871	922,494
Commitments and contingencies (Note 5)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2016 and December 31, 2015, 28,482,756 and 28,609,650 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	283	284
Additional paid-in capital	419,946	421,179
Accumulated deficit	(1,969)	(11,992)
Total stockholders' equity	418,260	409,471
Non-controlling interests in consolidated VIEs	47,008	47,017
Total equity	465,268	456,488
Total liabilities and equity	$1,565,139	$1,378,982

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$20,776	$20,949	$58,455	$65,131
Interest expense	(9,018)	(8,707)	(25,958)	(27,586)
Net interest margin	11,758	12,242	32,497	37,545
Expenses:
Management and incentive fees to affiliate	1,690	1,351	4,380	4,040
Professional fees	678	617	1,703	1,535
General and administrative expenses	690	698	2,099	2,144
General and administrative expenses reimbursed to affiliate	860	840	2,417	2,591
Total expenses	3,918	3,506	10,599	10,310
Income from continuing operations before income taxes	7,840	8,736	21,898	27,235
Income tax expense (benefit), including excise tax	161	3	168	(15)
Net income from continuing operations	7,679	8,733	21,730	27,250
Net income from operations of discontinued operations, net of income taxes	1,866	2,977	4,221	5,018
Gain on sale of discontinued operations	10,196	—	10,196	—
Net income attributable to ACRE	19,741	11,710	36,147	32,268
Less: Net income attributable to non-controlling interests	(1,299)	(2,331)	(3,876)	(6,860)
Net income attributable to common stockholders	$18,442	$9,379	$32,271	$25,408
Basic earnings per common share:
Continuing operations	$0.22	$0.22	$0.63	$0.72
Discontinued operations	0.42	0.10	0.51	0.18
Net income	$0.65	$0.33	$1.13	$0.89
Diluted earnings per common share:
Continuing operations	$0.22	$0.22	$0.63	$0.71
Discontinued operations	0.42	0.10	0.51	0.18
Net income	$0.65	$0.33	$1.13	$0.89
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,428,766	28,505,729	28,462,143	28,493,989
Diluted weighted average shares of common stock outstanding	28,513,137	28,609,650	28,536,921	28,593,496
Dividends declared per share of common stock	$0.26	$0.25	$0.78	$0.75

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2015	28,609,650	$284	$421,179	$(11,992)	$409,471	$47,017	$456,488
Stock‑based compensation	3,022	—	202	—	202	—	202
Repurchase and retirement of common stock	(129,916)	(1)	(1,435)	—	(1,436)	—	(1,436)
Net income	—	—	—	32,271	32,271	3,876	36,147
Dividends declared	—	—	—	(22,248)	(22,248)	—	(22,248)
Contributions from non-controlling interests	—	—	—	—	—	11	11
Distributions to non-controlling interests	—	—	—	—	—	(3,896)	(3,896)
Balance at September 30, 2016	28,482,756	$283	$419,946	$(1,969)	$418,260	$47,008	$465,268

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities:
Net income	$36,147	$32,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Amortization of deferred financing costs	4,782	7,317
Change in mortgage banking activities	(10,386)	(11,200)
Change in fair value of mortgage servicing rights	6,457	6,955
Accretion of deferred loan origination fees and costs	(3,717)	(3,504)
Provision for loss sharing	(146)	(1,109)
Cash paid to settle loss sharing obligations	(681)	(2,264)
Originations of mortgage loans held for sale	(639,413)	(575,038)
Sale of mortgage loans held for sale to third parties	571,714	685,138
Stock-based compensation	202	662
Gain on sale of discontinued operations	(10,196)	—
Depreciation expense	167	164
Deferred tax expense	2,049	1,823
Changes in operating assets and liabilities:
Restricted cash	1,411	41,916
Other assets	39,706	18,918
Due to affiliate	284	(46)
Other liabilities	1,805	2,576
Net cash provided by (used in) operating activities	185	204,576
Investing activities:
Issuance of and fundings on loans held for investment	(782,364)	(153,245)
Principal repayment of loans held for investment	444,272	275,159
Proceeds from sale of a mortgage loan held for sale	—	74,625
Receipt of origination fees	6,009	810
Proceeds from sale of discontinued operations, net of cash sold	89,981	—
Purchases of other assets	(354)	(90)
Net cash provided by (used in) investing activities	(242,456)	197,259
Financing activities:
Proceeds from secured funding agreements	1,288,698	170,525
Repayments of secured funding agreements	(932,371)	(201,648)
Payment of secured funding costs	(4,221)	(1,320)
Repayments of debt of consolidated VIEs	(197,445)	(243,703)
Proceeds from warehouse lines of credit	863,382	668,055
Repayments of warehouse lines of credit	(795,684)	(777,709)
Proceeds from secured term loan	80,000	—
Repurchase of common stock	(1,436)	—
Dividends paid	(21,994)	(21,446)
Contributions from non-controlling interests	11	5,685
Distributions to non-controlling interests	(3,896)	(6,426)
Net cash provided by (used in) financing activities	275,044	(407,987)
Change in cash and cash equivalents	32,773	(6,152)
Cash and cash equivalents of continuing operations, beginning of period	5,066	15,045
Cash and cash equivalents of discontinued operations, beginning of period	3,929	1,506
Cash and cash equivalents, end of period	$41,768	$10,399
Cash and cash equivalents of continuing operations, end of period	$41,768	$5,103
Cash and cash equivalents of discontinued operations, end of period	$—	$5,296
   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2016
(in thousands, except share and per share data, percentages and as otherwise indicated)
(unaudited)

1.     ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company primarily engaged in originating and investing in commercial real estate loans and related investments. Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a subsidiary of Ares Management, L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, it has investment professionals strategically located across the United States and Europe who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement (the "Management Agreement").

The Company is primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments, including commercial mortgage backed securities ("CMBS"). These investments are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior-living, self-storage and other commercial real estate properties, or by ownership interests therein.

On June 28, 2016, the Company entered into a Purchase and Sale Agreement (as amended, the “Agreement”) with Barings Real Estate Advisers LLC (formerly known as Cornerstone Real Estate Advisers LLC), a Delaware limited liability company (the “Buyer”), to sell ACRE Capital Holdings LLC (“TRS Holdings”), the holding company that owned the Company's mortgage banking subsidiary, ACRE Capital LLC ("ACRE Capital"). Under the terms and subject to the conditions set forth in the Agreement, on September 30, 2016, the Buyer purchased from the Company all of the outstanding common units of TRS Holdings (the “ACRE Capital Sale”). ACRE Capital primarily originated, sold and serviced multifamily and senior-living related loans under programs offered by government-sponsored enterprises and by government agencies.

Under the terms of the Agreement, the Buyer paid approximately $93 million in cash as consideration for the ACRE Capital Sale. The purchase price is subject to certain post-closing final working capital adjustments. The Company recognized a net gain on the sale of TRS Holdings of approximately $10.2 million.

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

Discontinued Operations

As discussed in Note 1 included in these consolidated financial statements, the Company completed the ACRE Capital Sale on September 30, 2016. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20, Presentation of Financial Statements - Discontinued Operations, defines the criteria required for a disposal transaction to qualify for reporting as a discontinued operation. The Company determined that the ACRE Capital Sale met the criteria for discontinued operations. As a result, the operating results and the assets and liabilities of ACRE Capital, which formerly comprised the Mortgage Banking segment, are presented separately in the Company’s consolidated financial statements as discontinued operations. Net assets and net liabilities related to discontinued operations are included in the line items “Assets of discontinued operations” and “Liabilities of discontinued operations” in the consolidated balance sheets for all periods presented. As of December 31, 2015, the value of ACRE Capital's assets and liabilities are presented at the lower of carrying value or fair value less cost to sell. As of December 31, 2015, the fair value less cost to sell of ACRE Capital's assets and liabilities was greater than the carrying value; therefore, the Company did not recognize any impairment losses when the Company reclassified the assets and liabilities to discontinued operations. The operating results of discontinued operations are included in the line item “Net income from operations of discontinued operations, net of income taxes” in the consolidated statements of operations for all periods presented. Summarized financial information for the discontinued Mortgage Banking segment is shown in Note 13 included in these consolidated financial statements.

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

The Company performs an ongoing reassessment of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding its involvement with a VIE cause the Company’s consolidation conclusion regarding the VIE to change. See Note 12 included in these consolidated financial statements for further discussion of the Company’s VIEs.

Segment Reporting

The Company previously had two reportable business segments: Principal Lending and Mortgage Banking. As a result of the ACRE Capital Sale, the operations of the Mortgage Banking segment have been reclassified as discontinued operations in all periods presented. The Company now conducts and manages its business as one operating segment, rather than multiple operating segments; therefore, the Company no longer provides segment reporting. See Notes 1 and 13 included in these consolidated financial statements for further discussion of the sale of the Mortgage Banking segment.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Amortization of convertible notes issuance costs and accretion of convertible notes have been reclassified into amortization of deferred financing costs in the consolidated statements of cash flows. As of September 30, 2016 and December 31, 2015, the Company no longer presents amortization of convertible notes issuance costs and accretion of convertible notes in its consolidated statements of cash flows.

The Company presents, in discontinued operations, the results of operations that have been disposed of for which the disposition represents a strategic shift that has or will have a significant effect on the Company's operations and financial results. As a result of this presentation, retroactive reclassifications that change prior period numbers have been made. See Notes 1 and 13 included in these consolidated financial statements for further discussion of the sale of the Mortgage Banking segment.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of September 30, 2016 and December 31, 2015, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

A reconciliation of the Company's interest income from loans held for investment, excluding non-controlling interests, to the Company's interest income from loans held for investment as included within its consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 is as follows ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Interest income from loans held for investment, excluding non-controlling interests	$19,473	$18,618	$54,573	$58,251
Interest income from non-controlling interest investment held by third parties	1,303	2,331	3,882	6,880
Interest income from loans held for investment	$20,776	$20,949	$58,455	$65,131

Net Interest Margin and Interest Expense
Net interest margin within the consolidated statements of operations serves to measure the performance of the Company's loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt, the Secured Term Loan and the 2015 Convertible Notes (individually defined in Note 4 included in these consolidated financial statements) in net interest margin. For the three and nine months ended September 30, 2016 and 2015, interest expense is comprised of the following ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Secured funding agreements and securitizations debt	$6,914	$7,063	$20,339	$22,737
Secured term loan	2,104	—	5,619	—
Convertible notes	—	1,644	—	4,849
Interest expense	$9,018	$8,707	$25,958	$27,586
Comprehensive Income
For the three and nine months ended September 30, 2016 and 2015, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.
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

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2016, the Company had originated or co-originated 34 loans held for investment, excluding 42 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.6 billion and outstanding principal was $1.4 billion, excluding non-controlling interests held by third parties, as of September 30, 2016. During the nine months ended September 30, 2016, the Company funded approximately $784.3 million of outstanding principal and received repayments of $481.2 million of outstanding principal, excluding non-controlling interests held by third parties, as described in more detail in the tables below. Such investments are referred to herein as the Company’s "investment portfolio." As of September 30, 2016, 81.2% of the Company’s loans have London Interbank Offered Rates ("LIBOR") floors, with a weighted average floor of 0.36%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2016 and December 31, 2015 ($ in thousands):

	As of September 30, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,263,459	$1,271,000	4.7%	5.4%	1.9
Subordinated debt and preferred equity investments	163,882	165,977	10.7%	11.2%	4.9
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,427,341	$1,436,977	5.4%	6.1%	2.2

	As of December 31, 2015
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$961,395	$965,578	4.4%	5.1%	1.4
Subordinated debt and preferred equity investments	166,417	168,264	10.6%	11.2%	5.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842	5.3%	6.0%	1.9
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

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2016 and December 31, 2015 as weighted by the Outstanding Principal balance of each loan.

A reconciliation of the Company's loans held for investment portfolio, excluding non-controlling interests held by third parties, to the Company's loans held for investment as included within its consolidated balance sheets is as follows ($ in thousands):

	As of September 30, 2016
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,427,341	$1,436,977
Non-controlling interest investment held by third parties	46,579	46,579
Loans held for investment	$1,473,920	$1,483,556

	As of December 31, 2015
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842
Non-controlling interest investment held by third parties	46,579	46,579
Loans held for investment	$1,174,391	$1,180,421

A more detailed listing of the Company’s investment portfolio, excluding non-controlling interests, based on information available as of September 30, 2016 is as follows ($ in millions, except percentages):

Loan Type		Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Various	(5)	Diversified	$159.2	$157.7	L+4.35%		5.6%	Oct 2018		I/O
Various	(6)	Diversified	98.9	97.9	L+4.75%		6.0%	Oct 2018		I/O
Multifamily		FL	89.7	89.2	L+4.75%		5.8%	Sep 2019		I/O
Office		TX	84.4	84.3	L+5.00%		6.3%	Jan 2017		I/O
Retail		IL	75.9	75.7	L+4.00%		4.9%	Aug 2017		I/O
Mixed-use		NY	65.6	65.2	L+4.16%		5.1%	Apr 2019		I/O
Office		CA	57.5	56.9	L+4.40%		5.5%	Aug 2019		I/O
Hotel		CA	56.0	55.6	L+4.75%		6.0%	Feb 2019		I/O
Office		IL	53.2	52.5	L+3.99%		5.0%	Aug 2019		I/O
Multifamily		FL	45.4	45.1	L+4.75%		5.8%	Sep 2019		I/O
Healthcare		NY	41.6	41.6	L+5.00%		6.0%	Dec 2016		I/O
Office		FL	36.7	36.7	L+3.65%		4.3%	Oct 2017		I/O
Hotel		NY	36.5	36.3	L+4.75%		5.7%	June 2018		I/O
Hotel		MI	35.2	35.2	L+4.15%		4.9%	July 2017		I/O
Multifamily		MN	34.1	33.8	L+4.75%		5.8%	Oct 2019		I/O
Industrial		OH	32.5	32.4	L+4.20%		5.0%	May 2018		I/O	(7)
Retail		IL	30.4	30.2	L+3.25%		4.2%	Sep 2018		I/O
Office		OR	29.4	29.2	L+3.75%		4.7%	Oct 2018		I/O
Multifamily		NY	29.2	29.1	L+3.75%		4.7%	Oct 2017		I/O
Mixed-use		NY	28.4	28.4	L+4.25%		5.1%	Aug 2017		I/O
Multifamily		TX	24.9	24.8	L+3.80%		4.5%	Jan 2019		I/O
Multifamily		AZ	22.1	22.0	L+4.25%		5.5%	Sep 2017	(8)	I/O
Multifamily		FL	19.8	19.5	L+4.25%		5.5%	Feb 2019		I/O
Office		PA	19.6	19.4	L+4.70%		5.7%	Mar 2020		I/O
Office		CO	19.5	19.4	L+3.95%		4.9%	Dec 2017		I/O
Multifamily		NY	15.3	15.3	L+3.85%		4.7%	Nov 2017		I/O
Mixed-use		NY	15.1	15.0	L+3.95%		5.1%	Sep 2017		I/O
Office		CA	14.9	15.0	L+4.50%		5.0%	July 2018		I/O
Subordinated Debt and Preferred Equity Investments:
Various	(9)	Diversified	48.5	47.5	10.95%		11.7%	Dec 2024		I/O
Multifamily		GA/FL	36.0	35.7	L+11.85%	(10)	12.6%	June 2021		I/O
Multifamily		NY	33.3	33.2	L+8.07%		8.9%	Jan 2019		I/O
Office		NJ	17.0	16.3	12.00%		12.8%	Jan 2026		I/O	(7)
Mixed-use		NY	16.9	16.9	11.50%	(11)	12.1%	Nov 2016		I/O
Office		GA	14.3	14.3	9.50%		9.5%	Aug 2017		I/O
Total/Weighted Average			$1,437.0	$1,427.3			6.1%
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of September 30, 2016 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2016 as weighted by the Outstanding Principal balance of each loan.

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

(5)
The senior mortgage loan, which had an outstanding principal balance of $159.2 million as of September 30, 2016, is collateralized by a portfolio of assets comprised of self-storage, retail and office properties.

(6)
The senior mortgage loan, which had an outstanding principal balance of $98.9 million as of September 30, 2016, is collateralized by a portfolio of assets comprised of self-storage and retail properties.

(7)
In May 2017, amortization will begin on the senior Ohio loan, which had an outstanding principal balance of $32.5 million as of September 30, 2016. In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of September 30, 2016. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(8)	In June 2016, the Company extended the maturity date on the senior Arizona loan to September 2017 in accordance with the loan agreement.

(9)	The preferred equity investment is in an entity whose assets are comprised of multifamily, student housing and medical office properties.

(10)	The preferred return is L+11.85% with 2.00% as payment-in-kind ("PIK"), to the extent cash flow is not available. There is no capped dollar amount on accrued PIK.

(11)
The interest rate is 11.50% with a 9.00% current pay and up to a capped dollar amount as PIK based on the borrower’s election. In July 2015, the Company entered into an amendment to increase the loan commitment and outstanding principal by $650 thousand at an interest rate of 15.00% on the increased commitment and outstanding principal only.

For the nine months ended September 30, 2016, the activity in the Company's loan portfolio was as follows ($ in thousands):

Balance at December 31, 2015	$1,174,391
Initial funding	756,392
Origination fees and discounts, net of costs	(7,323)
Additional funding	27,951
Amortizing payments	(463)
Loan payoffs	(480,745)
Origination fee accretion	3,717
Balance at September 30, 2016	$1,473,920

No impairment charges have been recognized during the three and nine months ended September 30, 2016 and 2015.

4.   DEBT

Financing Agreements

The Company borrows funds under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facilities, the MetLife Facility, the UBS Facilities and the U.S. Bank Facility (individually defined below and collectively, the "Secured Funding Agreements") and the Secured Term Loan (defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” As of September 30, 2016 and December 31, 2015, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	September 30, 2016				December 31, 2015
	Outstanding Balance		Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$229,255		$325,000		$101,473	$225,000
Citibank Facility	319,925		250,000	(1)	112,827	250,000
BAML Facility	77,679		125,000	(2)	—	50,000
March 2014 CNB Facility	—		50,000		—	50,000
July 2014 CNB Facility	—	(3)	—	(3)	66,200	75,000
MetLife Facility	111,999		180,000		109,474	180,000
April 2014 UBS Facility	82,004		140,000		75,558	140,000
December 2014 UBS Facility	—	(4)	—	(4)	57,243	57,243
U.S. Bank Facility	58,240		125,000	(5)	—	—
Secured Term Loan	155,000		155,000		75,000	155,000
Total	$1,034,102		$1,350,000		$597,775	$1,182,243
______________________________________________________________________________

(1)
In July 2016, the Company entered into an amendment to the CitiBank Facility (defined below), which added an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion.

(2)	In August 2016, the Company amended and restated the existing BAML Facility (defined below) to increase its commitment size from $50.0 million to $125.0 million.

(3)	The July 2014 CNB Facility (defined below) has been repaid in full and its terms were not extended.

(4)	The December 2014 UBS Facility (defined below) has been repaid in full and its terms were not extended.

(5)	In August 2016, the Company entered into a $125.0 million master repurchase and securities contract with U.S. Bank (defined below).

Some of the Company's Financing Agreements are collateralized by (i) assignments of specific loans, preferred equity or a pool of loans held for investment or loans held for sale owned by the Company, (ii) interests in the subordinated portion of the Company's securitization debt, or (iii) interests in wholly owned entity subsidiaries that hold the Company's loans held for investment. The Company is the borrower or guarantor under each of the Financing Agreements. Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Secured Funding Agreements used to fund them. The Company's Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions regarding events of default that are normal and customary for similar financing arrangements.

Wells Fargo Facility

The Company is party to a master repurchase funding facility arranged by Wells Fargo Bank, National Association ("Wells Fargo") (the “Wells Fargo Facility”), which allows the Company to borrow up to $325.0 million. In June 2016, the Company amended the Wells Fargo Facility to increase the facility's size from $225.0 million to $325.0 million and extend the initial maturity date to December 14, 2017. The Company has two 12-month extensions at its option assuming no existing defaults under the Wells Fargo Facility and applicable extension fees being paid. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. Beginning on December 14, 2015, new advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. Advances on loans made prior to December 14, 2015 under the Wells Fargo Facility continue to accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00% to 2.50%. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $132 thousand and $278 thousand, respectively. For the three and nine months ended September 30, 2015, the Company incurred a non-utilization fee of $65 thousand and $120 thousand, respectively.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility (the “Citibank Facility”) with Citibank, N.A. Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank, N.A. in its sole discretion. In July 2016, the Company amended the CitiBank Facility to add an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion. Advances under the Citibank Facility accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin range of 2.00% to 2.50%, subject to certain exceptions. The initial maturity date of the Citibank Facility is December 8, 2016, subject to three 12-month extensions at the Company's option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $3 thousand and $95 thousand, respectively. For the three and nine months ended September 30, 2015, the Company incurred a non-utilization fee of $88 thousand and $282 thousand, respectively.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement (the “BAML Facility”) with Bank of America, N.A. Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America, N.A. may approve the loans on which advances are made under the BAML Facility in its sole discretion. In August 2016, the Company amended and restated the existing BAML Facility to increase its commitment size from $50.0 million to $125.0 million. The Company also amended the BAML Facility so that the Company may obtain advances secured by eligible commercial mortgage loans collateralized by general and affordable multifamily properties. In May 2016, the Company amended the BAML Facility to extend the period during which the Company may request individual loans under the facility to May 25, 2017. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company's option upon the satisfaction of certain conditions and applicable extension fees being paid. In addition, in May 2016, the final maturity date of individual loans under the BAML Facility was extended to May 25, 2020. Advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurs a non-utilization fee of 12.5 basis points on the average daily available balance of the BAML Facility. For the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $20 thousand and $52 thousand, respectively. For the three and nine months ended September 30, 2015, the Company incurred a non-utilization fee of $16 thousand and $21 thousand, respectively.

City National Bank Facilities

March 2014 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”). The Company is permitted to borrow funds under the March 2014 CNB Facility to finance investments and for other working capital and general corporate needs. In February 2016, the Company amended the March 2014 CNB Facility to extend the initial maturity date to March 11, 2017. The Company has one 12-month extension at its option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the March 2014 CNB Facility to March 10, 2018. Advances under the March 2014 CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12 month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the March 2014 CNB Facility is used on average, unused commitments under the March 2014 CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $28 thousand and $74 thousand, respectively. For the three and nine months ended September 30, 2015, the Company incurred a non-utilization fee of $46 thousand and $130 thousand, respectively.

July 2014 CNB Facility

The Company and certain of its subsidiaries were party to a $75.0 million revolving funding facility (the “July 2014 CNB Facility” and together with the March 2014 CNB Facility, the "CNB Facilities") with City National Bank. The Company was permitted to borrow funds under the July 2014 CNB Facility to finance investments and for other working capital and general corporate needs. In July 2016, the Company amended the July 2014 CNB Facility to extend the maturity date to September 30, 2016. Advances under the July 2014 CNB Facility accrued interest at a per annum rate equal, at the Company’s option, to either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12 month interest period plus 1.50% or (b) a base rate (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 0.25%; provided that in no event shall the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility was used on average, unused commitments under the July 2014 CNB Facility accrued unused line fees at the rate of 0.125% per annum. For the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $13 thousand and $40 thousand, respectively. For the three and nine months ended September 30, 2015, the Company did not incur a non-utilization fee. On September 30, 2016, the July 2014 CNB Facility was repaid in full and its terms were not extended. See Note 10 included in these consolidated financial statements for more information on a credit support fee agreement.

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

December 2014 UBS Facility

The Company was party to a global master repurchase agreement (the “December 2014 UBS Facility,” and together with the April 2014 UBS Facility, the "UBS Facilities") with UBS AG, pursuant to which the Company sold, and later repurchased, certain retained subordinate notes in the Company's CMBS securitization for an aggregate purchase price equal to $57.2 million. The scheduled repurchase date of the December 2014 UBS Facility was July 6, 2016. The transaction fee (or interest rate), which was payable monthly on the December 2014 UBS Facility, was equal to one-month LIBOR plus 2.74% per annum on the outstanding amount. On June 17, 2016, the December 2014 UBS Facility was repaid in full and its terms were not extended. See Note 12 included in these consolidated financial statements for information on the termination of the CMBS securitization.

U.S. Bank Facility

On August 1, 2016, a subsidiary of the Company entered into a $125.0 million master repurchase and securities contract (the "U.S. Bank Facility") with U.S. Bank National Association (“U.S. Bank”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self-storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2019, and the facility is subject to two 12-month extensions at the Company’s option upon the satisfaction of certain conditions, including the payment of an extension fee. Advances under the U.S. Bank Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 6.25 basis points on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For both the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $8 thousand.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $155.0 million Credit and Guaranty Agreement (the "Secured Term Loan") with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent. The Company made an initial draw of $75.0 million on December 9, 2015, the closing date. The Company drew the remaining $80.0 million of the Secured Term Loan on September 9, 2016. The Secured Term Loan bears interest at a rate of LIBOR plus 6.0% with a LIBOR floor of 1.0% on drawn amounts. The Secured Term Loan has a maturity date of December 9, 2018. The Company was subject to a monthly non-utilization fee equal to 1.0% per annum on the unused commitment amount during the nine-month commitment period following the closing date for which the $80.0 million of the Secured Term Loan was not utilized. For the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $156 thousand and $560 thousand, respectively. The total original issue discount on the Secured Term Loan draws was $2.3 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. The estimated effective interest rate of the Secured Term Loan, which is equal to LIBOR (subject to a floor of 1.0%) plus the stated rate of 6.0% plus the accretion of the original issue discount and associated costs, was 8.5% for the three and nine months ended September 30, 2016.

2015 Convertible Notes

In December 2012, the Company issued $69.0 million aggregate principal amount of unsecured 7.00% Convertible Senior Notes due 2015 (the "2015 Convertible Notes"). The 2015 Convertible Notes bore interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which was equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, the interest expense incurred on the 2015 Convertible Notes was $1.6 million and $4.8 million, respectively. The 2015 Convertible Notes matured on December 15, 2015 and were fully repaid at par.

5.     COMMITMENTS AND CONTINGENCIES

As of September 30, 2016 and December 31, 2015, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2016	December 31, 2015
Total commitments	$1,531,568	$1,232,163
Less: funded commitments	(1,436,977)	(1,133,842)
Total unfunded commitments	$94,591	$98,321

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2016, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

6.   EQUITY

Stock Buyback Program

In May 2015, the Company announced that the Company's board of directors authorized the Company to repurchase up to $20.0 million of the Company's outstanding common stock over a period of one year (the "Stock Buyback Program"). In February 2016, the Company's board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017. Purchases made pursuant to the Stock Buyback Program will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time. In connection with this Stock Buyback Program, in March 2016, the Company entered into a Rule 10b5-1 plan to repurchase shares of the Company’s common stock in accordance with certain parameters set forth in the Stock Buyback Program. During the nine months ended September 30, 2016, the Company repurchased a total of 129,916 shares of the Company's common stock in the open market for an aggregate purchase price of approximately $1.4 million, including expenses paid. The shares were repurchased at an average price of $11.06 per share, including expenses paid.

Common Stock

There were no shares issued in public or private offerings for the nine months ended September 30, 2016. See "Equity Incentive Plan" below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of September 30, 2016:

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

The following tables summarize the non-vested shares of restricted stock and the vesting schedule of shares of restricted stock for the Company's directors and officers and employees of ACRE Capital as of September 30, 2016:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
Balance at December 31, 2015	16,945	4,686	62,563	84,194
Granted	34,680	—	—	34,680
Vested	(20,996)	(4,686)	(32,182)	(57,864)
Forfeited	(1,277)	—	(30,381)	(31,658)
Balance at September 30, 2016	29,352	—	—	29,352

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
2016	7,838	—	—	7,838
2017	16,510	—	—	16,510
2018	3,336	—	—	3,336
2019	1,668	—	—	1,668
2020	—	—	—	—
Total	29,352	—	—	29,352

Non-Controlling Interests

The non-controlling interests held by third parties in the Company's consolidated balance sheets represent the equity interests in a limited liability company, ACRC KA Investor LLC ("ACRC KA") that are not owned by the Company. A portion of ACRC KA's consolidated equity and net income are allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of both September 30, 2016 and December 31, 2015, ACRC KA's total equity was $96.0 million, of which $49.0 million was owned by the Company and $47.0 million was allocated to non-controlling interests held by third parties. See Note 12 included in these consolidated financial statements for more information on ACRC KA.

7.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share from continuing operations and discontinued operations for the three and nine months ended September 30, 2016 and 2015 ($ in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income from continuing operations, less non-controlling interests	$6,380	$6,402	$17,854	$20,390
Net income from discontinued operations, including gain on sale of discontinued operations	$12,062	$2,977	$14,417	$5,018
Divided by:
Basic weighted average shares of common stock outstanding:	28,428,766	28,505,729	28,462,143	28,493,989
Non-vested restricted stock	84,371	103,921	74,778	99,507
Diluted weighted average shares of common stock outstanding:	28,513,137	28,609,650	28,536,921	28,593,496
Basic earnings per common share (1):
Continuing operations	$0.22	$0.22	$0.63	$0.72
Discontinued operations	0.42	0.10	0.51	0.18
Net income	$0.65	$0.33	$1.13	$0.89
Diluted earnings per common share (1):
Continuing operations	$0.22	$0.22	$0.63	$0.71
Discontinued operations	0.42	0.10	0.51	0.18
Net income	$0.65	$0.33	$1.13	$0.89
______________________________________________________________________________

(1)
The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the three and nine months ended September 30, 2015.

8.   INCOME TAX

In December 2013 and March 2014, the Company formed two taxable REIT subsidiaries ("TRS"), ACRC Lender W TRS LLC and ACRC Lender U TRS LLC, in order to issue and hold certain loans intended for sale. The TRS’ income tax provision consisted of the following for the three and nine months ended September 30, 2016 and 2015 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Current	$4	$3	$11	$(15)
Deferred	—	—	—	—
Excise tax	157	—	157	—
Total income tax expense (benefit), including excise tax	$161	$3	$168	$(15)

The TRS’ recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

For both the three and nine months ended September 30, 2016, the Company recorded an expense of $157 thousand for U.S. federal excise tax. Excise tax represents a 4% tax on the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The quarterly expense is calculated in accordance with applicable tax regulations.

The following table is a reconciliation of the TRS' statutory U.S. federal income tax rate to the TRS' effective tax rate for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	4.4%	3.6%	4.4%	3.6%
Federal benefit of state tax deduction	(1.5)%	(1.3)%	(1.5)%	(1.3)%
Effective tax rate	37.9%	37.3%	37.9%	37.3%

As of September 30, 2016, tax years 2012 through 2015 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of both September 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities required to be recorded at fair value on a recurring basis.

As of September 30, 2016 and December 31, 2015, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,473,920	$1,483,556	$1,174,391	$1,180,421
Financial liabilities:
Secured funding agreements	2	$879,102	$879,102	$522,775	$522,775
Secured term loan	2	149,270	155,000	69,762	75,000
Commercial mortgage-backed securitization debt (consolidated VIE)	3	—	—	61,815	61,856
Collateralized loan obligation securitization debt (consolidated VIE)	3	57,787	57,830	192,528	193,419

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

10.   RELATED PARTY TRANSACTIONS

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12 month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (see Note 6 included in these consolidated financial statements) in the previous 12 month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12 month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For both the three and nine months ended September 30, 2016, $321 thousand of incentive fees were incurred. For both the three and nine months ended September 30, 2015, no incentive fees were incurred.

The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services.

The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company’s (a) Chief Financial Officer, based on the percentage of his time spent on the Company’s affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of their time spent on the Company’s affairs. The Company is also required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates that are required for the Company’s operations. The term of the Management Agreement ends on May 1, 2017, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

Certain of the Company’s subsidiaries, along with the Company’s lenders under certain of the Company's Secured Funding Agreements, as well as under the CLO have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s-rated commercial special servicer that is included on Standard & Poor’s Select Servicer List. Effective January 1, 2015, ACREM transferred primary servicing of the Company’s loans held for investment to ACRE Capital. The Company’s Manager will specially service, as needed, certain of the Company’s investments. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries by ACRES or the Manager for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

Summarized below are the related party costs incurred by the Company related to continuing operations for the three and nine months ended September 30, 2016 and 2015 and amounts payable to the Company's Manager as of September 30, 2016 and December 31, 2015 ($ in thousands):

	Incurred				Payable
	For the three months ended September 30,		For the nine months ended September 30,		As of
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Affiliate Payments
Management fees	$1,369	$1,351	$4,059	$4,040	$1,369	$1,357
Incentive fees	321	—	321	—	321	—
General and administrative expenses	860	840	2,417	2,591	860	835
Direct costs	227	353	730	1,138	53	232
Total	$2,777	$2,544	$7,527	$7,769	$2,603	$2,424

Credit Support Fee Agreement

In July 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. During the three and nine months ended September 30, 2016, the Company incurred a credit support fee of $120 thousand and $362 thousand, respectively, under the July 2014 CNB Facility which is included within interest expense in the Company's consolidated statements of operations. During the three and nine months ended September 30, 2015, the Company incurred a credit support fee of $266 thousand and $811 thousand, respectively, under the July 2014 CNB Facility which is included within interest expense in the Company's consolidated statements of operations. On September 30, 2016, the July 2014 CNB Facility was repaid in full and its terms were not extended. In conjunction with the repayment in full of the July 2014 CNB Facility, the Credit Support Fee Agreement was terminated. See Note 4 included in these consolidated financial statements for more information on the July 2014 CNB Facility.

11.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2016 and 2015 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
August 4, 2016	September 30, 2016	October 17, 2016	$0.26	$7,406
May 5, 2016	June 30, 2016	July 15, 2016	0.26	7,413
March 1, 2016	March 31, 2016	April 15, 2016	0.26	7,429
Total cash dividends declared for the nine months ended September 30, 2016			$0.78	$22,248

July 30, 2015	September 30, 2015	October 15, 2015	$0.25	$7,152
May 7, 2015	June 30, 2015	July 15, 2015	0.25	7,152
March 5, 2015	March 31, 2015	April 15, 2015	0.25	7,146
Total cash dividends declared for the nine months ended September 30, 2015			$0.75	$21,450

12.   VARIABLE INTEREST ENTITIES

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

CMBS Securitization

In connection with forming ACRE Commercial Mortgage Trust 2013-FL1 (the "Trust"), ACRC 2013-FL1 Depositor LLC (the "Depositor"), a wholly owned subsidiary of the Company, entered into a Pooling and Servicing Agreement dated as of November 1, 2013 (as amended on March 28, 2014, the "Pooling and Servicing Agreement") with Wells Fargo as master servicer, ACRES as servicer, U.S. Bank National Association as trustee, and Trimont Real Estate Advisors Inc. as trust advisor. The Trust was treated for U.S. federal income tax purposes as a real estate mortgage investment conduit.

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

The Notes are collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $378.8 million (the "Mortgage Assets") originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement dated as of August 15, 2014, between ACRC Lender LLC and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes to third parties. A wholly owned subsidiary of the Company retained approximately $37.4 million of the most subordinate Notes and all of the preferred equity in the Issuer. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO. As of September 30, 2016 and December 31, 2015, the aggregate principal balance of the Offered Notes was approximately $57.8 million and $193.4 million, respectively.

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

The inclusion of the assets and liabilities of Securitization VIEs of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of Securitization VIEs is generally limited to its investment in these entities. The Company is not obligated to provide, nor has it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in these Securitization VIEs is limited to the carrying value of its investment in the entity. As of September 30, 2016 and December 31, 2015, the Company’s maximum risk of loss was $70.1 million and $168.8 million, respectively, which represents the carrying value of its investment in the Securitization VIEs. For the three and nine months ended September 30, 2016, the Company incurred interest expense related to the Securitization VIEs of $640 thousand and $3.0 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2015, the Company incurred interest expense related to the Securitization VIEs of $1.8 million and $6.0 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets were comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company’s investment in ACRC KA is considered to be an investment in a VIE. As of both September 30, 2016 and December 31, 2015, the Company owned a controlling financial interest of 51.0% of the equity shares in the VIE and the third party institutional investors owned the remaining 49.0%, a minority financial interest. The preferred equity shares are entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum.

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

As of September 30, 2016 and December 31, 2015, the carrying value of the preferred equity investment, which is net of unamortized fees and origination costs, was $94.1 million and $93.9 million, respectively, and is included within loans held for investment in the Company's consolidated balance sheets. The risk associated solely with respect to the Company’s investment in this VIE is limited to the outstanding principal of its investment in the entity. As of both September 30, 2016 and December 31, 2015, the Company’s maximum risk of loss solely with respect to this investment was $48.5 million.

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

The following table presents the carrying value and the maximum exposure to loss of unconsolidated VIEs as of September 30, 2016 and December 31, 2015 ($ in thousands):

	As of
	September 30, 2016	December 31, 2015
Carrying value	$35,722	$55,144
Maximum exposure to loss	$36,040	$55,704

13.   DISCONTINUED OPERATIONS

ACRE Capital primarily originated, sold and serviced multifamily and senior-living related loans under programs offered by government-sponsored enterprises ("GSEs"), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation ("Freddie Mac") and by government agencies, such as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital was approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While ACRE Capital earned little interest income from these activities because it generally only held loans for short periods, ACRE Capital received origination fees when it closed loans and sale premiums when it sold loans. ACRE Capital also retained the rights to service the loans, which were known as mortgage servicing rights (“MSRs”), and received fees for such servicing during the life of the loans, which generally lasted 10 years or more.

On September 30, 2016, the Company closed the ACRE Capital Sale for an approximately $93 million purchase price in accordance with the Agreement dated June 28, 2016. The purchase price is subject to certain post-closing final working capital adjustments.

Discontinued Operations - Financial Summary

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities of discontinued operations that are presented separately in the consolidated balance sheets:

	As of
	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$—	$3,929
Restricted cash	—	17,297
Loans held for sale, at fair value	—	30,612
Mortgage servicing rights, at fair value	—	61,800
Other assets	—	19,613
Assets of discontinued operations	$—	$133,251
LIABILITIES
Warehouse lines of credit	$—	$24,806
Allowance for loss sharing	—	8,969
Due to affiliate	—	234
Other liabilities	—	17,522
Liabilities of discontinued operations	$—	$51,531

The following information reconciles the net income from operations of discontinued operations, net of income taxes, that are presented separately in the consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Mortgage banking revenue:
Servicing fees, net	$4,115	$4,114	$11,081	$11,938
Gains from mortgage banking activities	10,862	9,214	24,034	20,847
Provision for loss sharing	(143)	118	146	1,109
Change in fair value of mortgage servicing rights	(2,562)	(1,772)	(6,457)	(6,955)
Mortgage banking revenue	12,272	11,674	28,804	26,939
Expenses:
Management fees to affiliate	154	139	446	407
Professional fees	347	280	718	757
Compensation and benefits	7,864	5,921	18,108	15,992
Transaction costs	282	—	797	—
General and administrative expenses	1,011	1,016	3,049	3,033
General and administrative expenses reimbursed to affiliate	185	113	622	368
Total expenses	9,843	7,469	23,740	20,557
Income from operations before income taxes	2,429	4,205	5,064	6,382
Income tax expense	563	1,228	843	1,364
Net income from operations of discontinued operations, net of income taxes	$1,866	$2,977	$4,221	$5,018

Revenue Recognition

Servicing fees were earned for servicing mortgage loans, including all activities related to servicing the loans, and were recognized as services were provided over the life of the related mortgage loan. Also included in servicing fees were the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that were prepaid, changes in the fair value of the servicing fee payable (defined below) and interest expense related to escrow accounts. ACRE Capital provided additional payments to certain personnel by providing them with a percentage of the servicing fee revenue that was earned by ACRE Capital, which was initially recorded as a liability when ACRE Capital committed to make a loan to a borrower (the “servicing fee payable”). Servicing fees, net are included within net income from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations.

Gains from mortgage banking activities included the initial fair value of MSRs, loan origination fees, gain on the sale of loans originated, interest income and fees earned on loans held for sale, changes to the fair value of derivative financial instruments attributable to the loan commitments and forward sale commitments and reduced by the expense related to the initial fair value of the servicing fee payable and the interest expense related to the Warehouse Lines of Credit (as defined below). The initial fair value of MSRs, loan origination fees, gain on the sale of loans originated, certain direct loan origination costs for loans held for sale and the expenses related to the initial fair value of the servicing fee payable were recognized when ACRE Capital committed to make a loan to a borrower. When ACRE Capital settled a sale agreement and transferred the mortgage loan to the buyer, ACRE Capital recognized a MSR asset equal to the present value of the expected net cash flows associated with the servicing of loans sold. Gains from mortgage banking activities are included within net income from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations.

Mortgage Servicing Rights

When a mortgage loan was sold, ACRE Capital retained the right to service the loan and recognized the MSR at fair value. The initial fair value represented expected net cash flows from servicing, as well as interest earnings on escrows and interim cash balances, borrower prepayment penalties, delinquency rates, late charges along with ancillary fees that were discounted at a rate that reflected the credit and liquidity risk of the MSR over the estimated life of the underlying loan. After initial recognition, changes in the MSR fair value are included within net income from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations for the period in which the change occurred.

MSRs represented servicing rights retained by ACRE Capital for loans it originated and sold. The servicing fees were collected from the monthly payments made by the borrowers. ACRE Capital generally received other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties and other ancillary fees. In addition, ACRE Capital was also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of December 31, 2015, ACRE Capital had a servicing portfolio (excluding ACRE’s loans held for investment portfolio) consisting of 973 loans with an unpaid principal balance of $4.9 billion, which included 953 GSE / HUD loans with an unpaid principal balance of $4.3 billion and 20 other loans (managed by an affiliate of the Manager) with an unpaid principal balance of $554.8 million. As of December 31, 2015, the carrying value of ACRE Capital’s MSRs for the GSE and HUD loan portfolio was approximately $61.8 million.

Activity related to MSRs as of and for the nine months ended September 30, 2016 and 2015 was as follows ($ in thousands):

Balance at December 31, 2015 (1)	$61,800
MSRs purchased	323
Additions, following sale of loan	10,275
Changes in fair value	(6,457)
Prepayments and write-offs	(3,058)
MSRs included in the ACRE Capital Sale	(62,883)
Balance at September 30, 2016	$—

Balance at December 31, 2014	$58,889
Additions, following sale of loan	10,050
Changes in fair value	(6,955)
Prepayments and write-offs	(1,836)
Balance at September 30, 2015	$60,148
_________________________________________________________________________

(1)
MSRs are included in mortgage servicing rights at fair value as of December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities of discontinued operations that are presented separately in the consolidated balance sheets.

ACRE Capital determined the fair values of the MSRs based on discounted cash flow models that calculated the present value of estimated future net servicing income. The fair values of ACRE Capital’s MSRs were subject to changes in discount rates. For example, a 100 basis point increase or decrease in the weighted average discount rate decreased or increased, respectively, the fair value of ACRE Capital’s MSRs outstanding as of December 31, 2015 by approximately $2.0 million.

Warehouse Lines of Credit

ACRE Capital borrowed funds under the ASAP Line of Credit and the BAML Line of Credit (individually defined below and together, the “Warehouse Lines of Credit”).

ASAP Line of Credit

ACRE Capital was party to a multifamily as soon as pooled (“ASAP”) sale agreement with Fannie Mae (the “ASAP Line of Credit”) to finance installments received from Fannie Mae. To the extent the ASAP Line of Credit remained active through utilization, there was no expiration date. The commitment amount was subject to change at any time at Fannie Mae's discretion. In July 2016, ACRE Capital temporarily increased the ASAP Line of Credit limit from $80.0 million to $140.0 million through August 31, 2016. Fannie Mae advanced payment to ACRE Capital in two separate installments according to the terms as set forth in the ASAP sale agreement. The first installment was considered an advance to ACRE Capital from Fannie

Mae and not a sale until the second advance and settlement was made. As of December 31, 2015, there was no outstanding balance on the ASAP Line of Credit.

BAML Line of Credit

ACRE Capital was party to a $135.0 million line of credit agreement with Bank of America, N.A. (the “BAML Line of Credit”), which was used to finance mortgage loans originated by ACRE Capital. The stated interest rate on the BAML Line of Credit was LIBOR Daily Floating Rate plus 1.60%. In June 2016, ACRE Capital amended the BAML Line of Credit to extend the maturity date to June 29, 2017. In July 2016, ACRE Capital temporarily increased its BAML Line of Credit from $135.0 million to $175.0 million from July 29, 2016 through August 8, 2016. ACRE Capital incurred a non-utilization fee of 12.5 basis points on the daily available balance of the BAML Line of Credit to the extent less than 40% of the BAML Line of Credit was utilized. For the three and nine months ended September 30, 2016, ACRE Capital incurred a non-utilization fee of $23 thousand and $80 thousand, respectively. For the three and nine months ended September 30, 2015, ACRE Capital incurred a non-utilization fee of $18 thousand and $50 thousand, respectively. As of December 31, 2015, the outstanding balance on the BAML Line of Credit was $24.8 million.

The ASAP Line of Credit and BAML Line of Credit were included in Warehouse Lines of Credit as of December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities of discontinued operations that are presented separately in the Company's consolidated balance sheets.

Allowance for Loss Sharing

When a loan was sold under the Fannie Mae DUS program, ACRE Capital undertook an obligation to partially guarantee the performance of the loan. The date ACRE Capital committed to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guarantee was recognized. Subsequent to the initial commitment date, ACRE Capital monitored the performance of each loan for events or circumstances which would signal an additional liability to be recognized if there was a probable and estimable loss. The initial fair value of the guarantee was estimated by examining historical loss share experienced in the ACRE Capital Fannie Mae DUS portfolio over the most recent 10-year period. The initial fair value of the guarantee was included within net income from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations. These historical loss shares served as a basis to derive a loss share rate which was then applied to the current ACRE Capital DUS portfolio (net of specifically identified impaired loans that were subject to a separate loss share reserve analysis).

Loans originated and sold by ACRE Capital to Fannie Mae under the Fannie Mae DUS program were subject to the terms and conditions of a Master Loss Sharing Agreement, which was amended and restated in 2012. Under the Master Loss Sharing Agreement, ACRE Capital was responsible for absorbing certain losses incurred by Fannie Mae with respect to loans originated under the DUS program, as described below in more detail. The compensation for this risk of loss was a component of servicing fees on the loan.

The losses incurred with respect to individual loans were allocated between ACRE Capital and Fannie Mae based on the loss level designation (“Loss Level”) for the particular loan. Loans were designated as Loss Level I, Loss Level II or Loss Level III. All loans were designated Loss Level I unless Fannie Mae and ACRE Capital agreed upon a different Loss Level for a particular loan at the time of the loan commitment, or if Fannie Mae determined that the loan was not underwritten, processed or serviced according to Fannie Mae guidelines.

Losses on Loss Level I loans were shared 33.33% by ACRE Capital and 66.67% by Fannie Mae. The maximum amount of ACRE Capital’s risk-sharing obligation with respect to any Loss Level I loan was 33.33% of the original principal amount of the loan. Losses incurred in connection with Loss Level II and Loss Level III loans were allocated disproportionately to ACRE Capital until ACRE Capital had absorbed the maximum level of its risk-sharing obligation with respect to the particular loan. The maximum loss allocable to ACRE Capital for Loss Level II loans was 30% of the original principal amount of the loan, and for Loss Level III loans was 40% of the original principal amount of the loan.

According to the Master Loss Sharing Agreement, Fannie Mae would unilaterally increase the amount of the risk-sharing obligation of ACRE Capital with respect to individual loans without regard to a particular Loss Level if (a) the loan did not meet specific underwriting criteria, (b) the loan was defaulted within 12 months after it was purchased by Fannie Mae or (c) Fannie Mae determined that there was fraud, material misrepresentation or gross negligence by ACRE Capital in its underwriting, closing, delivery or servicing of the loan. Under certain limited circumstances, Fannie Mae required ACRE Capital to absorb 100% of the losses incurred on a loan by requiring ACRE Capital to repurchase the loan.

The amount of loss incurred on a particular loan was determined at the time the loss was incurred, for example, at the time a property was foreclosed by Fannie Mae (whether acquired by Fannie Mae or a third party) or at the time a loan was modified in connection with a default. Losses were determined by reference to the price paid by a third party at a foreclosure sale or by reference to an appraisal obtained by Fannie Mae in connection with the default on the loan.

In connection with the Company’s acquisition of ACRE Capital from Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the “Sellers”), the Sellers were jointly and severally obligated to (i) fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations and (ii) to indemnify ACRE Capital for, among other things, certain losses arising from Sellers’ failure to fulfill the funding or reimbursement obligations described above. As of December 31, 2015, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital was $377 thousand. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers were jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12-month periods following the closing date for eighty percent (80%) of amounts due and owed after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event would the Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

ACRE Capital used several tools to manage its risk-sharing obligation, including maintenance of disciplined underwriting and approval processes and procedures, and periodic review and evaluation of underwriting criteria based on underlying multifamily housing market data and limitation of exposure to particular geographic markets and submarkets and to individual borrowers. In situations where payment under the guarantee was probable and estimable on a specific loan, ACRE Capital recorded an additional liability. The amount of the provision reflected ACRE Capital’s assessment of the likelihood of payment by the borrower, the estimated disposition value of the underlying collateral and the level of risk-sharing. Historically, among other factors, the loss recognition occurred at or before the loan became 60 days delinquent.

A summary of ACRE Capital’s allowance for loss sharing as of and for the nine months ended September 30, 2016 and 2015 was as follows ($ in thousands):

Balance at December 31, 2015 (1)	$8,969
Current period provision for loss sharing	(146)
Settlements/Writeoffs	(788)
Allowance for loss sharing included in the ACRE Capital Sale	(8,035)
Balance at September 30, 2016	$—

Balance at December 31, 2014	$12,349
Current period provision for loss sharing	(1,109)
Settlements/Writeoffs	(2,287)
Balance at September 30, 2015	$8,953
_________________________________________________________________________

(1)
Allowance for loss sharing was included in allowance for loss sharing as of December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities of discontinued operations that are presented separately in the Company's consolidated balance sheets.

As of December 31, 2015, the maximum quantifiable allowance for loss sharing associated with ACRE Capital’s guarantees under the Fannie Mae DUS agreement was $1.1 billion from a total recourse at risk pool of $3.2 billion. Additionally, as of December 31, 2015, the non-at risk pool was $64.8 million. The at risk pool was subject to Fannie Mae’s Master Loss Sharing Agreement and the non-at risk pool was not subject to such agreement. The maximum quantifiable allowance for loss sharing was not representative of the actual loss ACRE Capital would incur. ACRE Capital would be liable for this amount only if all of the loans it serviced for Fannie Mae, for which ACRE Capital retained some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Commitments and Contingencies

Commitments to extend credit by ACRE Capital were generally agreements to lend to a customer as long as there was no violation of any condition established in the contract. Commitments generally had fixed expiration dates or other termination clauses and may have required payment of a fee. Occasionally, the commitments expired without being drawn upon; therefore, the total commitment amounts did not necessarily represent future cash requirements. As of December 31, 2015, ACRE Capital had the following commitments to sell and fund loans ($ in thousands):

As of December 31, 2015
Commitments to sell loans	$237,372
Commitments to fund loans	$207,566

Derivatives

Non-designated Hedges

Derivatives not designated as hedges were derivatives that did not meet the criteria for hedge accounting under GAAP or for which ACRE Capital had not elected to designate as hedges.

Loan commitments and forward sale commitments

ACRE Capital entered into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan was determined prior to funding. In general, ACRE Capital simultaneously entered into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locked in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor were matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments were considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, were recorded at fair value, with changes in fair value recorded in earnings. For the three and nine months ended September 30, 2016, ACRE Capital entered into 30 and 49 loan commitments, respectively, and 30 and 49 forward sale commitments, respectively. For the three and nine months ended September 30, 2015, ACRE Capital entered into 20 and 67 loan commitments, respectively, and 20 and 67 forward sale commitments, respectively.

As of December 31, 2015, ACRE Capital had 16 loan commitments with a total notional amount of $207.6 million and 24 forward sale commitments with a total notional amount of $237.4 million, with maturities ranging from 25 days to 17 months, that were not designated as hedges in qualifying hedging relationships.

MSR purchase commitments

In July 2015, ACRE Capital entered into a purchase agreement with a third party to purchase the servicing rights for a HUD loan. Under the purchase agreement, the purchase price for the servicing rights was $325 thousand and ACRE Capital assumed the rights to service the loan in March 2016.

The table below presents the fair value of ACRE Capital’s derivative financial instruments as well as their classification within the Company’s consolidated balance sheet as of December 31, 2015 ($ in thousands):

	As of December 31, 2015
Derivatives not designated as hedging instruments	Balance Sheet Location		Fair Value
Loan commitments	Assets of discontinued operations	(1)	$8,450
Forward sale commitments	Assets of discontinued operations	(1)	25
MSR purchase commitment	Assets of discontinued operations	(1)	330
Forward sale commitments	Liabilities of discontinued operations	(1)	(1,868)
Total derivatives not designated as hedging instruments			$6,937
_________________________________________________________________________

(1)
Derivative financial instruments are included in other assets or other liabilities as of December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities of discontinued operations that are presented separately in the Company's consolidated balance sheet. See above for more information.

Income Tax

The net deferred tax liability is a retained liability of TRS Holdings. As a result of the ACRE Capital Sale, the Company no longer has a net deferred tax liability as of September 30, 2016.

The Company established a taxable REIT subsidiary, TRS Holdings, in connection with the acquisition of ACRE Capital. TRS Holdings' income tax provision consisted of the following for the three and nine months ended September 30, 2016 and 2015 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Current	$(804)	$73	$(1,206)	$(459)
Deferred	1,367	1,155	2,049	1,823
Total income tax expense	$563	$1,228	$843	$1,364

Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within assets or liabilities of discontinued operations in the Company's consolidated balance sheets. As of December 31, 2015, TRS Holdings’ U.S. tax jurisdiction was in a net deferred tax liability position. TRS Holdings was not subject to tax in any foreign tax jurisdiction.

The following table presents the U.S. tax jurisdiction and the tax effects of temporary differences on the respective net deferred tax assets and liabilities of TRS Holdings as of December 31, 2015 ($ in thousands):

As of December 31, 2015
Deferred tax assets
Mortgage servicing rights	$4,083
Net operating loss carryforward	2,906
Other temporary differences	1,762
Sub-total-deferred tax assets	8,751
Deferred tax liabilities
Basis difference in assets from acquisition of ACRE Capital	(2,709)
Components of gains from mortgage banking activities	(9,344)
Amortization of intangible assets	(297)
Sub-total-deferred tax liabilities	(12,350)
Net deferred tax liability	$(3,599)

Based on TRS Holdings’ assessment, it was more likely than not that the deferred tax assets would be realized through future taxable income.

TRS Holdings recognized interest and penalties related to unrecognized tax benefits within net income from operations of discontinued operations, net of income taxes, in the Company's consolidated statements of operations. Accrued interest and penalties for TRS Holdings, if any, were included within liabilities of discontinued operations in the Company's consolidated balance sheets.

The following table is a reconciliation of TRS Holdings' statutory U.S. federal income tax rate to TRS Holdings' effective tax rate for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	4.4%	3.6%	4.4%	3.6%
Federal benefit of state tax deduction	(1.5)%	(1.3)%	(1.5)%	(1.3)%
Effective tax rate	37.9%	37.3%	37.9%	37.3%

As of September 30, 2016, tax years 2012 through 2015 remained subject to examination by taxing authorities. TRS Holdings did not have any unrecognized tax benefits.

Intercompany Notes

In connection with the acquisition of ACRE Capital, the Company partially capitalized TRS Holdings with a $44.0 million note. In October 2014, the Company entered into an $8.0 million revolving promissory note with TRS Holdings (collectively, the two intercompany notes described above are referred to as the “Intercompany Notes”). In connection with the ACRE Capital Sale, the Intercompany Notes were repaid in full with the proceeds from the sale on September 30, 2016. As of December 31, 2015, the outstanding principal balance of the Intercompany Notes was $51.9 million. The income statement effects of the Intercompany Notes were eliminated in consolidation for financial reporting purposes, but the interest income and expense from the Intercompany Notes affected the taxable income of the Company and TRS Holdings.

Fair Value of Financial Instruments

See Note 9 included in these consolidated financial statements for more information on the Company's fair value of financial instruments policy.

Financial Instruments Reported at Fair Value

ACRE Capital had certain assets and liabilities that were required to be recorded at fair value on a recurring basis in accordance with GAAP. Financial instruments reported at fair value in the Company's consolidated financial statements included MSRs, MSR purchase commitments, loan commitments, forward sale commitments and loans held for sale. See above for more information on MSRs, MSR purchase commitments, loan commitments and forward sale commitments.

The following table summarizes the levels in the fair value hierarchy into which ACRE Capital’s financial instruments were categorized as of December 31, 2015 ($ in thousands):

	Fair Value as of December 31, 2015
	Level I	Level II	Level III	Total
Loans held for sale	$—	$30,612	$—	$30,612
Mortgage servicing rights	—	—	61,800	61,800
Derivative assets:
Loan commitments	—	—	8,450	8,450
Forward sale commitments	—	—	25	25
MSR purchase commitment	—	—	330	330
Derivative liabilities:
Forward sale commitments	—	—	(1,868)	(1,868)

There were no transfers between the levels as of December 31, 2015. Transfers between levels were recognized based on the fair value of the financial instrument at the beginning of the period.

Loan commitments and forward sale commitments were valued based on a discounted cash flow model that incorporated changes in interest rates during the period. The MSRs and the MSR purchase commitment were valued based on discounted cash flow models that calculated the present value of estimated future net servicing income. The model considered contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The loans held for sale were valued based on discounted cash flow models that incorporated quoted observable prices from market participants. The valuation of derivative instruments were determined using widely accepted valuation techniques, including market yield analyses and discounted cash flow analysis on the expected cash flows of each derivative.

The following table summarizes the significant unobservable inputs ACRE Capital used to value financial instruments categorized within Level III as of December 31, 2015 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Mortgage servicing rights	$61,800	Discounted cash flow	Discount rate	8 - 14%	11.1%
Loan commitments and forward sale commitments	$6,607	Discounted cash flow	Discount rate	8 - 12%	8.2%
MSR purchase commitment	$330	Discounted cash flow	Discount rate	8%	8.0%

The table above is not intended to be all-inclusive, but instead is intended to capture the significant unobservable inputs relevant to ACRE Capital’s determination of fair values. Changes in market yields, discount rates or EBITDA multiples, each in isolation, may have changed the fair value of the financial instruments. Generally, an increase in market yields or discount rates or a decrease in EBITDA multiples may have resulted in a decrease in the fair value of the financial instruments.

The Company’s management is responsible for the Company’s fair value valuation policies, processes and procedures related to Level III financial instruments. The Company’s management reports to the Company’s Chief Financial Officer, who has final authority over the valuation of the Company’s Level III financial instruments.

The following table summarizes the change in derivative assets and liabilities classified as Level III related to mortgage banking activities as of and for the nine months ended September 30, 2016 and 2015 ($ in thousands):

Balance at December 31, 2015	$6,937
Settlements	(35,680)
Realized gains (losses) recorded in net income (1)	28,743
Unrealized gains (losses) recorded in net income (1)	6,618
Derivative assets and liabilities included in the ACRE Capital Sale	(6,618)
Balance at September 30, 2016	$—

Balance at December 31, 2014	$1,670
Settlements	(22,537)
Realized gains (losses) recorded in net income (1)	20,867
Unrealized gains (losses) recorded in net income (1)	4,364
Balance at September 30, 2015	$4,364
 ______________________________________________________________________________

(1)
Realized and unrealized gains (losses) are included in gains from mortgage banking activities for the three and nine months ended September 30, 2016 and 2015 in the reconciliation of net income from operations of discontinued operations, net of income taxes. See above for more information.

See above MSR reconciliation for the changes in MSRs that were classified as Level III.

As of December 31, 2015, the total carrying value and fair value of ACRE Capital's Warehouse Lines of Credit classified as Level II in the fair value hierarchy were both $24.8 million. The Warehouse Lines of Credit were recorded at outstanding principal, which was the Company’s best estimate of the fair value. The carrying values of cash and cash equivalents, restricted cash, due to affiliate liability and accrued expenses approximate their fair values due to their short-term nature.

Related Party Transactions

Summarized below are the related party costs incurred by the Company related to discontinued operations for the three and nine months ended September 30, 2016 and 2015 and amounts payable to the Company's Manager as of December 31, 2015 ($ in thousands):

	Incurred				Payable
	For the three months ended September 30,		For the nine months ended September 30,		As of
	2016	2015	2016	2015	December 31, 2015
Affiliate Payments
Management fees (1)	$154	$139	$446	$407	$144
General and administrative expenses (1)	185	113	622	368	84
Direct costs (1)	35	4	68	20	6
Total	$374	$256	$1,136	$795	$234

(1)
Related party costs payable are included in due to affiliate as of December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities of discontinued operations that are presented separately in the Company's consolidated balance sheets. Management fees incurred are included in management fees to affiliate, general and administrative expenses incurred are included in general and administrative expenses reimbursed to affiliate and direct costs incurred are included in general and administrative expenses for the three and nine months ended September 30, 2016 and 2015 in the reconciliation of net income from operations of discontinued operations, net of income taxes.

14.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2016, except as disclosed below.

On November 3, 2016, the Company declared a cash dividend of $0.26 per common share for the fourth quarter of 2016. The fourth quarter 2016 dividend is payable on January 17, 2017 to common stockholders of record as of December 30, 2016.

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

•	allocation of investment opportunities to us by our Manager;

•	our ability to successfully complete and integrate any acquisitions;

•	our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the "1940 Act");

•	our understanding of our competition;

•	general volatility of the securities markets in which we may invest;

•	adverse changes in the real estate, real estate capital and credit markets and the impact of a protracted decline in the liquidity of credit markets on our business;

•	changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

•	actions and initiatives of the U.S. Government and changes to U.S. Government policies;

•	the state of the U.S. economy generally or in specific geographic regions;

•	uncertainty surrounding the financial stability of the United States, European Union and China;

•	global economic trends and economic recoveries;

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

•	our ability to redeploy the net proceeds from the sale of ACRE Capital Holdings LLC ("TRS Holdings"), the holding company that owned our mortgage banking subsidiary, ACRE Capital LLC ("ACRE Capital").

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

Overview

We are a specialty finance company primarily engaged in originating and investing in commercial real estate loans and related investments. We are externally managed by our Manager, a subsidiary of Ares Management, L.P. (NYSE: ARES) ("Ares Management"), a publicly traded, leading global alternative asset manager, pursuant to the terms of the management agreement dated April 25, 2012, as amended, between us and our Manager (the "Management Agreement"). From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of commercial real estate ("CRE") debt-related investments for our own account.

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

Sale of Mortgage Banking Subsidiary

On June 28, 2016, we entered into a Purchase and Sale Agreement (as amended, the “Agreement”) with Barings Real Estate Advisers LLC (formerly known as Cornerstone Real Estate Advisers LLC), a Delaware limited liability company (the “Buyer”), to sell TRS Holdings, the holding company that owned our mortgage banking subsidiary, ACRE Capital. Under the terms and subject to the conditions set forth in the Agreement, on September 30, 2016, the Buyer purchased from us all of the outstanding common units of TRS Holdings (the “ACRE Capital Sale”). ACRE Capital primarily originated, sold and serviced multifamily and senior-living related loans under programs offered by government-sponsored enterprises and by government agencies.

Under the terms of the Agreement, the Buyer paid approximately $93 million in cash as consideration for the ACRE Capital Sale. The purchase price is subject to certain post-closing final working capital adjustments. We recognized a net gain on the sale of TRS Holdings of approximately $10.2 million.

The ACRE Capital Sale provides us with additional capital to reinvest in our core business. As a result of the sale of TRS Holdings, the operations of the Mortgage Banking segment have been reclassified as discontinued operations in all periods presented. After giving effect to the ACRE Capital Sale, we no longer provide segment reporting.

Developments During the Third Quarter of 2016:

•	ACRE originated a $159.2 million senior mortgage loan collateralized by a portfolio of assets comprised of self-storage, retail and office properties across a multi-state area.

•	ACRE originated a $99.0 million senior mortgage loan collateralized by a portfolio of assets comprised of self-storage and retail properties across a multi-state area.

•	ACRE originated a $89.7 million senior mortgage loan on a multifamily property located in Florida.
•ACRE originated a $72.0 million senior mortgage loan on an office property located in Illinois.

•	ACRE originated a $62.5 million senior mortgage loan on an office property located in California.

•	ACRE originated a $45.4 million senior mortgage loan on a multifamily property located in Florida.

•	ACRE originated a $34.1 million senior mortgage loan on a multifamily property located in Minnesota.

•	ACRE originated a $23.3 million senior mortgage loan on a multifamily property located in Florida.

•	ACRE originated a $20.1 million senior mortgage loan on an office property located in Pennsylvania.

•
ACRE amended its $250.0 million master repurchase facility (the “Citibank Facility”) with Citibank, N.A., which added an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion.

•
ACRE amended and restated the existing $50.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) to increase its commitment size from $50.0 million to $125.0 million.

•	ACRE repaid in full its $75.0 million revolving funding facility (the “July 2014 CNB Facility”) and its terms were not extended.

•	ACRE entered into a $125.0 million master repurchase and securities contract (the "U.S. Bank Facility") with U.S. Bank National Association ("U.S. Bank").

•
ACRE drew the remaining $80.0 million commitment under the Credit and Guaranty Agreement (the ‘‘Secured Term Loan”) with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent.

•	ACRE closed the ACRE Capital Sale.

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

Stock Buyback Program

In May 2015, we announced that our board of directors authorized us to repurchase up to $20.0 million of our outstanding common stock over a period of one year (the "Stock Buyback Program"). In February 2016, we announced that our board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017. Purchases made pursuant to the Stock Buyback Program will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time. In connection with this Stock Buyback Program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in the Stock Buyback Program. During the nine months ended September 30, 2016, we repurchased a total of 129,916 shares of our common stock in the open market for an aggregate purchase price of approximately $1.4 million, including expenses paid. The shares were repurchased at an average price of $11.06 per share, including expenses paid.

Investment Portfolio

As of September 30, 2016, we have originated or co-originated 34 loans held for investment, excluding 42 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of September 30, 2016, the aggregate originated commitment under these loans at closing was approximately $1.6 billion and outstanding principal was $1.4 billion, excluding non-controlling interests held by third parties. During the nine months ended September 30, 2016, we funded approximately $784.3 million of outstanding principal and received repayments of $481.2 million of outstanding principal, excluding non-controlling interests held by third parties. As of September 30, 2016, 81.2% of our loans have London Interbank Offered Rates ("LIBOR") floors, with a weighted average floor of 0.36%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of September 30, 2016, all loans were paying in accordance with their contractual terms. During the three and nine months ended September 30, 2016, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2016 ($ in thousands):

	As of September 30, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,263,459	$1,271,000	4.7%	5.4%	1.9
Subordinated debt and preferred equity investments	163,882	165,977	10.7%	11.2%	4.9
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,427,341	$1,436,977	5.4%	6.1%	2.2
_____________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2016 as weighted by the Outstanding Principal balance of each loan.

Non-Controlling Interests

The non-controlling interests held by third parties in our consolidated financial statements represent the equity interests in ACRC KA Investor LLC ("ACRC KA") that are not owned by us. See Notes 6 and 12 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information about ACRC KA.

A reconciliation of our loans held for investment portfolio, excluding non-controlling interests held by third parties, to our loans held for investment as included within our consolidated balance sheets is as follows ($ in thousands):

	As of September 30, 2016
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,427,341	$1,436,977
Non-controlling interest investment held by third parties	46,579	46,579
Loans held for investment	$1,473,920	$1,483,556

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

A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Interest income from loans held for investment, excluding non-controlling interests	$19,473	$54,573
Interest income from non-controlling interest investment held by third parties	1,303	3,882
Interest income from loans held for investment	$20,776	$58,455

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015 ($ thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net interest margin	$11,758	$12,242	$32,497	$37,545
Total expenses	3,918	3,506	10,599	10,310
Income from continuing operations before income taxes	7,840	8,736	21,898	27,235
Income tax expense (benefit), including excise tax	161	3	168	(15)
Net income from continuing operations	7,679	8,733	21,730	27,250
Net income from operations of discontinued operations, net of income taxes	1,866	2,977	4,221	5,018
Gain on sale of discontinued operations	10,196	—	10,196	—
Net income attributable to ACRE	19,741	11,710	36,147	32,268
Less: Net income attributable to non-controlling interests	(1,299)	(2,331)	(3,876)	(6,860)
Net income attributable to common stockholders	$18,442	$9,379	$32,271	$25,408

The following tables set forth select details of our consolidated results of operations from continuing operations for the three and nine months ended September 30, 2016 and 2015 ($ thousands):

Net Interest Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Interest income from loans held for investment	$20,776	$20,949	$58,455	$65,131
Interest expense	(9,018)	(8,707)	(25,958)	(27,586)
Net interest margin	$11,758	$12,242	$32,497	$37,545

For the three months ended September 30, 2016 and 2015, net interest margin was approximately $11.8 million and $12.2 million, respectively. For the three months ended September 30, 2016 and 2015, interest income from loans held for investment of $20.8 million and $20.9 million, respectively, was generated by weighted average earning assets of $1.2 billion, offset by $9.0 million and $8.7 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the March 2014 CNB Facility, the July 2014 CNB Facility, the MetLife Facility, the UBS Facilities and the U.S. Bank Facility (individually defined above or below and collectively, the "Secured Funding Agreements") and securitization debt, the Secured Term Loan and convertible notes were $850.9 million and $894.7 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in net interest margin for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily relates to a decrease in interest income from non-controlling interests for the three months ended September 30, 2016.

For the nine months ended September 30, 2016 and 2015, net interest margin was approximately $32.5 million and $37.5 million, respectively. For the nine months ended September 30, 2016 and 2015, interest income from loans held for investment of $58.5 million and $65.1 million, respectively, was generated by weighted average earning assets of $1.2 billion and $1.3 billion, respectively, offset by $26.0 million and $27.6 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements and securitization debt, the Secured Term Loan and convertible notes were $843.5 million and $956.5 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net interest margin for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily relates to a decrease in our weighted average earning assets and a decrease in interest income from non-controlling interests for the nine months ended September 30, 2016.

Operating Expenses

The operating expenses below do not include expenses of ACRE Capital. See Note 13 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information about the operating expenses of ACRE Capital.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Management and incentive fees to affiliate	$1,690	$1,351	$4,380	$4,040
Professional fees	678	617	1,703	1,535
General and administrative expenses	690	698	2,099	2,144
General and administrative expenses reimbursed to affiliate	860	840	2,417	2,591
Total expenses	$3,918	$3,506	$10,599	$10,310

For the three months ended September 30, 2016 and 2015, we incurred operating expenses of $3.9 million and $3.5 million, respectively. The increase in operating expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily relates to incentive fees due to our Manager and an increase in our use of third party professionals for the three months ended September 30, 2016.

For the nine months ended September 30, 2016 and 2015, we incurred operating expenses of $10.6 million and $10.3 million, respectively. The increase in operating expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily relates to incentive fees due to our Manager for the nine months ended September 30, 2016.

Related Party Expenses

For the three months ended September 30, 2016, related party expenses included $1.4 million in management fees due to our Manager and $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended September 30, 2015, related party expenses included $1.4 million in management fees due to our Manager and $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended September 30, 2016, related party expenses also included $0.3 million in incentive fees due to our Manager. For the three months ended September 30, 2015, there were no incentive fees due to our Manager.

For the nine months ended September 30, 2016, related party expenses included $4.1 million in management fees due to our Manager and $2.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2015, related party expenses included $4.0 million in management fees due to our Manager and $2.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2016, related party expenses also included $0.3 million in incentive fees due to our Manager. For the nine months ended September 30, 2015, there were no incentive fees due to our Manager.

Other Expenses

For the three months ended September 30, 2016 and 2015, professional fees were $0.7 million and $0.6 million, respectively. The increase in professional fees for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily relates to an increase in our use of third party professionals. For both the three months ended September 30, 2016 and 2015, general and administrative expenses were $0.7 million.

For the nine months ended September 30, 2016 and 2015, professional fees were $1.7 million and $1.5 million, respectively. The increase in professional fees for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily relates to an increase in our use of third party professionals. For both the nine months ended September 30, 2016 and 2015, general and administrative expenses were $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under the Secured Funding Agreements, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in the collateralized loan obligation ("CLO") securitization are applied sequentially, first going to pay down the senior CLO notes, and accordingly, we will not receive any proceeds from repayment of loans in the CLO until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See “Recent Developments” included in this quarterly report on Form 10-Q for information on our available capital as of November 2, 2016. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2016 and 2015, which are inclusive of amounts related to discontinued operations ($ in thousands):

	For the nine months ended September 30,
	2016	2015
Net income	$36,147	$32,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(35,962)	172,308
Net cash provided by (used in) operating activities	185	204,576
Net cash provided by (used in) investing activities	(242,456)	197,259
Net cash provided by (used in) financing activities	275,044	(407,987)
Change in cash and cash equivalents	$32,773	$(6,152)

During the nine months ended September 30, 2016 and 2015, cash and cash equivalents increased by $32.8 million and decreased by $6.2 million, respectively.

Operating Activities

For the nine months ended September 30, 2016 and 2015, net cash provided by operating activities totaled $0.2 million and $204.6 million, respectively. For the nine months ended September 30, 2016, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $639.4 million, sale of mortgage loans held for sale to third parties of $571.7 million, change in the fair value of mortgage servicing rights (“MSRs”) of $6.5 million, gain on sale of discontinued operations of $10.2 million and change in other assets of $39.7 million. For the nine months ended September 30, 2015, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $575.0 million, sale of mortgage loans held for sale to third parties of $685.1 million, change in the fair value of MSRs of $7.0 million, change in restricted cash of $41.9 million and change in other assets of $18.9 million.

Investing Activities

For the nine months ended September 30, 2016 and 2015, net cash provided by (used in) investing activities totaled $(242.5) million and $197.3 million, respectively. This change in net cash provided by (used in) investing activities was primarily as a result of the cash used for the origination of new loans held for investment exceeding the cash received from principal repayment of loans held for investment and cash received from the sale of discontinued operations for the nine months ended September 30, 2016.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities totaled $275.0 million and primarily related to proceeds from our Secured Funding Agreements of $1.3 billion, proceeds from our secured term loan of $80.0 million and proceeds from our Warehouse Lines of Credit (defined below) of $863.4 million, partially offset by repayments of our Secured Funding Agreements of $932.4 million, repayments of debt of consolidated variable interest entities (“VIEs”) of $197.4 million and repayments of our Warehouse Lines of Credit of $795.7 million. For the nine months ended September 30, 2015, net cash used in financing activities totaled $408.0 million and primarily related to repayments of our Secured Funding Agreements of $201.6 million, repayments of debt of consolidated VIEs of $243.7 million and repayments of our Warehouse Lines of Credit (defined below) of $777.7 million, partially offset by proceeds from our Secured Funding Agreements of $170.5 million and proceeds from our Warehouse Lines of Credit (defined below) of $668.1 million.

We, through our previously owned subsidiary, ACRE Capital, borrowed funds under the ASAP Line of Credit and the BAML Line of Credit (individually defined below and together, the “Warehouse Lines of Credit”). ACRE Capital was party to a $80.0 million multifamily as soon as pooled sale agreement (the “ASAP Line of Credit”) with the Federal National Mortgage Association ("Fannie Mae") to finance installments received from Fannie Mae. ACRE Capital was party to a $135.0 million line of credit agreement with Bank of America, N.A. (as amended and restated, the “BAML Line of Credit”), which was used to finance mortgage loans originated by ACRE Capital.
Summary of Financing Agreements

The sources of financing under our Secured Funding Agreements and the Secured Term Loan (collectively, the "Financing Agreements") are described in the following table ($ in thousands):

	As of
	September 30, 2016							December 31, 2015
	Total Commitment		Outstanding Balance	Interest Rate		Maturity Date		Total Commitment	Outstanding Balance	Interest Rate		Maturity Date
Secured funding agreements:
Wells Fargo Facility	$325,000	(1)	$229,255	LIBOR+1.75 to 2.35%		December 14, 2017	(1)	$225,000	$101,473	LIBOR+1.75 to 2.35%		December 14, 2016	(1)
Citibank Facility	250,000	(2)	319,925	LIBOR+2.00 to 2.50%		December 8, 2016	(2)	250,000	112,827	LIBOR+2.00 to 2.50%		December 8, 2016	(2)
BAML Facility	125,000	(3)	77,679	LIBOR+2.25 to 2.75%		May 25, 2017	(3)	50,000	—	LIBOR+2.25 to 2.75%		May 26, 2016	(3)
March 2014 CNB Facility	50,000		—	LIBOR+3.00%		March 11, 2017	(4)	50,000	—	LIBOR+3.00%		March 11, 2016	(4)
July 2014 CNB Facility	—		—	—		—	(5)	75,000	66,200	LIBOR+3.00%	(5)	July 31, 2016	(5)
MetLife Facility	180,000		111,999	LIBOR+2.35%		August 12, 2017	(6)	180,000	109,474	LIBOR+2.35%		August 12, 2017	(6)
April 2014 UBS Facility	140,000		82,004	LIBOR+1.88 to 2.28%	(7)	October 21, 2018		140,000	75,558	LIBOR+1.88 to 2.28%	(7)	October 21, 2018
December 2014 UBS Facility	—		—	—		—	(8)	57,243	57,243	LIBOR+2.74%		July 6, 2016
U.S. Bank Facility	125,000		58,240	LIBOR+2.25%		July 31, 2019	(9)	—	—	—		—
Subtotal	$1,195,000		$879,102					$1,027,243	$522,775

Secured Term Loan	$155,000		$155,000	LIBOR+6.00%	(10)	December 9, 2018		$155,000	$75,000	LIBOR+6.00%	(10)	December 9, 2018
Total	$1,350,000		$1,034,102					$1,182,243	$597,775
______________________________________________________________________________

(1)
The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. Beginning on December 14, 2015, new advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. Advances on loans made prior to December 14, 2015 under the Wells Fargo Facility continue to accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00% to 2.50%. In June 2016, we amended the Wells Fargo Facility to, among other things, increase the size of the facility from $225.0 million to $325.0 million and extend the initial maturity date to December 14, 2017.

(2)
The Citibank Facility is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In July 2016, we entered into an amendment to the Citibank Facility, which added an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion.

(3)
In August 2016, we amended and restated the existing BAML Facility to increase its commitment size from $50.0 million to $125.0 million. Individual advances on loans under the BAML Facility generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid.

(4)
We have one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”) to March 10, 2018.

(5)
The interest rate of the July 2014 CNB Facility was LIBOR plus 3.00%, comprised of LIBOR plus 1.50% and a credit support fee of 1.50% payable to Ares Management. In July 2016, we amended the July 2014 CNB Facility to extend the maturity date to September 30, 2016. On September 30, 2016, the July 2014 CNB Facility was repaid in full and its terms were not extended.

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

(8)
The global master repurchase agreement with UBS AG (the “December 2014 UBS Facility,” and together with the April 2014 UBS Facility, the "UBS Facilities") has been repaid in full and its terms were not extended.

(9)
The U.S. Bank Facility is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. Advances under the U.S. Bank Facility accrue interest at a per annum rate of one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loans sold to U.S. Bank in the applicable transaction.

(10)	The Secured Term Loan has a LIBOR floor of 1.0% on drawn amounts.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. See Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

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

The following table summarizes our securitizations debt as of September 30, 2016 and December 31, 2015 ($ in thousands):

	As of
	September 30, 2016		December 31, 2015
	Carrying Amount	Outstanding Principal	Carrying Amount	Outstanding Principal
Commercial mortgage-backed securitization debt (consolidated VIE)	$—	$—	$61,815	$61,856
Collateralized loan obligation securitization debt (consolidated VIE)	57,787	57,830	192,528	193,419
Securitizations debt	$57,787	$57,830	$254,343	$255,275

See Note 12 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our securitizations.

Capital Markets

We may periodically raise additional capital through public offerings of debt and equity securities to fund new investments. In June 2016, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective on August 29, 2016, in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.25 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units.

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

Dividends

We elected to be taxed as a REIT for U.S. federal income tax purposes and, as such, anticipate distributing at least 90% of our REIT taxable income, excluding net capital gains and determined without regard to the deduction for dividends paid. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Internal Revenue Code), we will pay tax at regular corporate rates on that undistributed portion. If a REIT distributes less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain net income for the calendar year plus any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned.
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
OFF-BALANCE SHEET ARRANGEMENTS

We have commitments to fund various senior mortgage loans, as well as subordinated debt and preferred equity investments in our portfolio.

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

RECENT DEVELOPMENTS

As of November 2, 2016, we had approximately $132 million in capital, either in cash or in approved but undrawn capacity under our borrowing facilities. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $122 million in capital available to fund new loans, fund outstanding commitments on existing loans, repurchase our common shares and for other working capital and general corporate purposes. Assuming that we use all such amounts as capital to make new senior loans and we are able to leverage such amounts under our secured funding agreements at a debt‑to‑equity ratio of 2.5:1, we would have the capacity to fund approximately $425  million of additional senior loans.

As of November 2, 2016, the total unfunded commitments for our existing loans held for investment were approximately $92 million. In addition, borrowings under our Secured Funding Agreements were approximately $852 million, borrowings under our Secured Term Loan was approximately $155 million and debt issued in the form of CLO was approximately $21 million.

On November 3, 2016, we declared a cash dividend of $0.26 per common share for the fourth quarter of 2016. The fourth quarter 2016 dividend is payable on January 17, 2017 to common stockholders of record as of December 30, 2016.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with holding our target investments. We have exposure to credit risk on our CRE loans and other target investments in our business. Our Manager seeks to manage credit risk by performing our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. Credit risk is also addressed through our Manager’s ongoing review of our investment portfolio. In addition, with respect to any particular target investment, our Manager’s investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

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

For the three and nine months ended September 30, 2016, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Up 300 basis points	$1.6	$5.1
Up 200 basis points	$1.0	$3.4
Up 100 basis points	$0.4	$1.7
Down to 0 basis points	$0.2	$0.3

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

Item 4. Controls and Procedures

The Company's management, with the participation of the Company's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the Company's Co-Chief Executive Officers and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of September 30, 2016, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. During the three months ended September 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2016, we were not subject to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Buyback Program

In May 2015, we announced that the Company's board of directors authorized us to repurchase up to $20.0 million of our outstanding common stock over a period of one year. In February 2016, we announced that the Company's board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017. Purchases made pursuant to the Stock Buyback Program will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time. In connection with this Stock Buyback Program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in the Stock Buyback Program.

Repurchases of our common stock under our Stock Buyback Program were as follows (in thousands, except shares and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	—	—	$20,000
February 1, 2016 through February 29, 2016	—	—	—	$30,000
March 1, 2016 through March 31, 2016	34,854	$10.28	34,854	$29,642
April 1, 2016 through April 30, 2016	95,062	$11.34	95,062	$28,563
May 1, 2016 through May 31, 2016	—	—	—	$28,563
June 1, 2016 through June 30, 2016	—	—	—	$28,563
July 1, 2016 through July 31, 2016	—	—	—	$28,563
August 1, 2016 through August 31, 2016	—	—	—	$28,563
September 1, 2016 through September 30, 2016	—	—	—	$28,563
Total	129,916	$11.06	129,916
______________________________________________________________________________

(1)	Amount includes expenses paid.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1*	Purchase and Sale Agreement, among Ares Commercial Real Estate Corporation and Cornerstone Real Estate Advisers LLC. (1)
2.2*
Waiver and Amendment to Purchase and Sale Agreement, dated as of September 29, 2016, among Ares Commercial Real Estate Corporation and Barings Real Estate Advisers LLC (formerly known as Cornerstone Real Estate Advisers LLC).

3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (2)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (3)
10.1*	Amendment No. 3 to Bridge Loan Warehousing Credit and Security Agreement dated as of May 26, 2016, among ACRC Lender B LLC and Bank of America, N.A. (4)
10.2*
Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract and Amended and Restated Guarantee Agreement dated as of June 30, 2016, among ACRC Lender W LLC, ACRC Lender W TRS LLC and Ares Commercial Real Estate Corporation and Wells Fargo Bank, National Association. (5)

10.3*
Amendment No. 5 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of June 30, 2016, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto. (5)

10.4*
First Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender. (7)

10.5*
Second Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender. (6)

10.6*
Amendment No. 2 to Credit Agreement dated as of July 29, 2016, by and among ACRC Lender LLC, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto. (7)

10.7*
Amendment No. 6 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement dated as of July 29, 2016, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto. (7)

10.8*	Master Repurchase and Securities Contract dated as of August 1, 2016, between ACRC Lender US LLC and U.S. Bank National Association. (7)
10.9*	Payment Guaranty, dated as of August 1, 2016, by Ares Commercial Real Estate Corporation in favor of U.S. Bank National Association. (7)
10.10*
Amended and Restated Bridge Loan Warehousing Credit and Security Agreement, dated as of August 8, 2016, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders. (8)

10.11	Amendment to Guaranty, dated as of September 22, 2016, by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer.
10.12
Amended No. 7 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement dated as of September 27, 2016, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Previously filed

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 29, 2016.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 1, 2016.

(5)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on July 7, 2016.

(6)	Incorporated by reference to Exhibits 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016.

(7)	Incorporated by reference to Exhibit 10.4, 10.6, 10.7, 10.8 and 10.9 to the Company’s Form 10-Q (File No. 001-35517), filed on August 4, 2016.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on August 11, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date: November 3, 2016	By	/s/ John Jardine
John Jardine
Co-Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2016	By	/s/ Robert L. Rosen
Robert L. Rosen
Interim Co-Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2016	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)