Form 10-K
period 2016-12-31
Ares Commercial Real Estate Corp
filed 2017-03-07
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-35517
____________________________________________________________________________
ARES COMMERCIAL REAL ESTATE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	45-3148087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Park Avenue, 42nd Floor, New York, NY 10167 (Address of principal executive offices) (Zip Code)
(212) 750-7300 (Registrant's telephone number, including area code)
____________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016, based on the closing price on that date of $12.29 on the New York Stock Exchange, was approximately $311,906,929. As of March 3, 2017, there were 28,482,756 shares of the registrant's common stock outstanding.
Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and we intend such statements to be covered by the safe harbor provisions contained therein. Forward-looking statements relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:
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

• the ability of Ares Commercial Real Estate Management LLC (our "Manager") to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

• allocation of investment opportunities to us by our Manager;

• our ability to successfully identify, complete and integrate any acquisitions;

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

• market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

• our ability to redeploy the net proceeds from the sale of ACRE Capital Holdings LLC, the holding company that owned our mortgage banking subsidiary, ACRE Capital LLC.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those expressed in the forward-looking statements for any reason, including the factors set forth under “Risk Factors” and elsewhere in this annual report on Form 10-K.

We have based the forward-looking statements included in this annual report on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements.

PART I
Item 1. Business

The following description of the business of Ares Commercial Real Estate Corporation should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2016. We refer to Ares Commercial Real Estate Corporation (“ACRE”) together with our subsidiaries as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our “Manager” or “ACREM” and the parent company of our Manager, Ares Management, L.P., together with its consolidated subsidiaries, as “Ares Management.”

GENERAL

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

We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering (the “IPO”) in May 2012.  We have elected and qualified to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "1940 Act").

Sale of Mortgage Banking Subsidiary

On June 28, 2016, we entered into a Purchase and Sale Agreement (as amended, the “Agreement”) with Barings Real Estate Advisers LLC (formerly known as Cornerstone Real Estate Advisers LLC), a Delaware limited liability company (the “Buyer”), to sell ACRE Capital Holdings LLC (“TRS Holdings”), the holding company that owned our mortgage banking subsidiary, ACRE Capital LLC ("ACRE Capital"). Under the terms and subject to the conditions set forth in the Agreement, on September 30, 2016, the Buyer purchased from us all of the outstanding common units of TRS Holdings (the “ACRE Capital Sale”). ACRE Capital primarily originated, sold and serviced multifamily and senior-living related loans under programs offered by government-sponsored enterprises and by government agencies.

Under the terms of the Agreement, the Buyer paid approximately $93 million in cash as consideration for the ACRE Capital Sale. We recognized a net gain on the sale of TRS Holdings of approximately $10.2 million.

The ACRE Capital Sale provides us with additional capital to reinvest in our core business. As a result of the sale of
TRS Holdings, the operations of the Mortgage Banking segment have been reclassified as discontinued operations in all periods presented. After giving effect to the ACRE Capital Sale, we now conduct and manage our business as one operating segment, rather than multiple operating segments; therefore, we no longer provide segment reporting.

Our Investment Strategy

We target borrowers whose capital needs are not being suitably met in the conventional bank market by offering customized financing solutions. We implement a strategy focused on direct origination combined with experienced portfolio management. We believe the availability of the customized capital we provide in the CRE middle-market is limited and we continue to find increasing demand from borrowers and sponsors for customized solutions in this segment of the market. We act as a single “one stop” source of financing for our customers through our customized financing solutions. We generally hold our loans for investment and earn interest and interest-related income.

Direct Origination

We generally source new investments through our national direct origination platform consisting of six offices across the United States as of December 31, 2016.

Investment Strategy

In pursuing investment opportunities with attractive risk-reward profiles, our Manager incorporates our views of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting. Our Manager’s underwriting standards center on the creditworthiness of the borrower and the underlying sponsor of a given asset, with particular focus on an asset’s business plan, competitive positioning within the market, existing capital structure and potential exit opportunities. All investment decisions are made so that we maintain our qualification as a REIT and our exemption from registration under the 1940 Act.

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

Our Target Assets

Our target investments include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investment opportunities, including commercial mortgage-backed securities.

Investment Portfolio
For information about our investment portfolio, see “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations-Investment Portfolio” and Note 3 to our consolidated financial statements included in this annual report on Form 10-K.
Commercial Real Estate Loans

•
Senior Mortgage Loans: These mortgage loans are typically secured by first liens on commercial properties, including the following property types: office, multifamily, self-storage, retail, hotel, healthcare, student housing, industrial and mixed-use. In some cases, first lien mortgages may be divided into an A-Note and a B-Note. The A-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties that is senior to a B-Note secured by the same first mortgage property or group.

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

•
Mezzanine Loans: Like B‑Notes, these loans are also subordinated CRE loans, but are usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. In a liquidation, these loans are generally junior to any mortgage liens on the underlying property, but senior to any preferred equity or common equity interests in the entity that owns the property. Investor rights are usually governed by intercreditor agreements.

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

Ares Commercial Real Estate Management LLC and Ares Management, L.P.

We are externally managed by our Manager, a subsidiary of Ares Management, pursuant to the terms of the Management Agreement. As of December 31, 2016, Ares Management had approximately 930 employees in over 15 principal and originating offices across the United States, Europe, Asia and Australia. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares Management believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of the greater whole.

Our Manager is responsible for administering our business activities and day-to-day operations and providing us our executive management team, principal investment team and appropriate support personnel. Pursuant to the Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee and expense reimbursements. In addition, under certain circumstances, our Manager will be entitled to receive a termination fee if the Management Agreement is terminated. Our Manager may also receive grants of equity-based awards pursuant to our equity incentive plan that was adopted on April 23, 2012, or the “2012 Equity Incentive Plan.” For more information on the terms of the Management Agreement, see Note 10 to our consolidated financial statements included in this annual report on Form 10-K.

MARKET OPPORTUNITY

We believe market conditions continue to be favorable for disciplined and scaled direct lenders with broad and flexible product offerings.  Supported by an active commercial real estate transaction market and growing capital for value-added and opportunistic real estate funds, we expect continued strong demand for shorter duration and often floating rate loans.  We believe this will lead to a significant market of attractive financing opportunities, which we anticipate could lead to increased financing transaction volumes and enhance our market opportunity.

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
Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the London Interbank Offered Rates ("LIBOR") curve.

Financing Agreements

We borrow funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the March 2014 CNB Facility, the July 2014 CNB Facility, the MetLife Facility, the April 2014 UBS Facility, the December 2014 UBS Facility and the U.S. Bank Facility (individually defined in Note 4 to the consolidated financial statements included in this annual report on Form 10-K, and collectively, the "Secured Funding Agreements") and the Secured Term Loan (defined below). We refer to the Secured Funding Agreements and the Secured Term Loan as the “Financing

Agreements.” While the borrowers under the Financing Agreements generally are our subsidiaries, all such debt agreements are guaranteed by us. Generally, we seek to partially offset interest rate risk by matching the interest index of loans held for investment with the Secured Funding Agreements used to fund them.

Additionally, as of December 31, 2016, we had $155.0 million outstanding under our $155.0 million Credit and Guaranty Agreement (the ‘‘Secured Term Loan”) with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent. As of December 31, 2016, our outstanding balance under the Financing Agreements was $935.7 million.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Summary of Financing Agreements” included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2016.

TAXATION

We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes under the Code, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT.

We formed wholly-owned subsidiaries, (i) ACRC Lender W TRS LLC (“ACRC W TRS”) in December 2013 and (ii) ACRC Lender U TRS LLC (“ACRC U TRS”) in March 2014, in order to issue and hold certain loans intended for sale. ACRC W TRS and ACRC U TRS filed elections seeking to be taxed as corporations and also filed elections, along with us, to be treated as taxable REIT subsidiaries (“TRS”). A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable U.S. federal, state, and local income tax on its taxable income. In addition, as a REIT, we may also be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis.

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

In the face of this competition, we have access to our Manager's and Ares Management's professionals and their collective industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see "Risk Factors—Risks Related to Our Investments—We operate in a competitive market for investment opportunities and loan originations and competition may limit our ability to originate or acquire desirable investments in our target investments" included in this annual report on Form 10-K.

STAFFING

We are externally managed by our Manager pursuant to the Management Agreement. Our executive officers also serve as officers of our Manager. For more information on the terms of the Management Agreement, see Note 10 to our consolidated financial statements included in this annual report on Form 10-K.

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

We rely on the resources of our Manager to manage our day-to-day operations, as we do not employ any personnel.
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

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's officers and key personnel. The current term of our Management Agreement with our Manager expires on May 1, 2017, and will be automatically renewed for one-year terms thereafter. Furthermore, our Manager may decline to renew the Management Agreement with 180 days' written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

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

We are subject to conflicts of interest arising out of our relationship with our Manager and Ares Management. In the future, we may enter into additional transactions with Ares Management or its affiliates. In particular, we may invest in, acquire, sell assets to or provide financing to investment vehicles managed by Ares Management or its affiliates and their portfolio companies or co-invest with, purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their portfolio companies. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.
Our Manager and Ares Management have agreed that for so long as our Manager is managing us, neither Ares Management nor any of its affiliates will sponsor or manage any other U.S. publicly traded REIT that invests primarily in the same asset classes as us. Ares Management and its affiliates may sponsor or manage another U.S. publicly traded REIT that invests generally in real estate assets but not primarily in our target investments. However, affiliates of our Manager may manage other investment vehicles that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles  or investment vehicles  that may be organized in the future. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar investment opportunities. Ares Management and our Manager endeavor to allocate investment opportunities in a fair and equitable manner, subject to Ares Management’s allocation policy described below. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment vehicles managed by affiliates of our Manager. In addition, there may be conflicts in the allocation of investment opportunities among us and the investment vehicles managed by affiliates of our Manager. Further, such other Ares managed investment vehicles may hold positions in an investment, or provide debt with respect to an underlying property, where we have also invested. Such investments may raise potential conflicts of interest between us and such other Ares-managed investment vehicles, particularly if we and such other Ares-managed investment vehicles invest in different classes or types of debt or investments relating to the same underlying property or properties. In that regard, actions may be taken by such other Ares-managed investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such investment. In addition, to the extent such existing vehicles or other Ares Management vehicles that may be organized in the future seek to acquire the same target assets as our Company, subject to Ares Management's allocation policy described below, the scope of opportunities otherwise available to us may be adversely affected and/or reduced.

Ares Management has an investment allocation policy in place that is intended to enable us to share equitably with any other investment vehicles that are managed by Ares Management. In general, investment opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles' available capital, their investment objectives or strategies, their risk profiles and their existing or prior positions in an issuer/security, their potential conflicts of interest, the nature of the opportunity and market conditions, as well as the rotation of investment opportunities. We will be responsible for our proportionate share of certain fees and expenses as determined by our Manager and Ares Management, including legal, accounting and financial advisor fees and related costs, incurred in connection with the transactions relating to such investment opportunities, regardless of whether such transactions are ultimately consummated by the parties thereto. The investment allocation policy may be amended by our Manager and Ares Management at any time without our consent.

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

The current term of our Management Agreement with our Manager expires on May 1, 2017. Thereafter, the Management Agreement automatically renews for one-year terms unless terminated upon 180 days’ written notice prior to the expiration of the then current term in accordance with its terms. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our investment strategy.

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

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. "Core Earnings" is defined in our Management Agreement as generally accepted accounting principles ("GAAP") net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For the year ended December 31, 2016, $348 thousand of incentive fees were incurred. No incentive fees were incurred for the years ended December 31, 2015 and 2014. In evaluating investments and other management strategies, the opportunity to earn incentive fees based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

We have entered into a license agreement with Ares Management pursuant to which it has granted us a non-exclusive, royalty-free license to use the name “Ares.” Under this agreement, we have a right to use this name for so long as ACREM serves as our Manager pursuant to the Management Agreement. Ares Management retains the right to continue using the “Ares” name. We cannot preclude Ares Management from licensing or transferring the ownership of the “Ares” name to third parties, some of whom may compete with us. Consequently, we would be unable to prevent any damage to goodwill that may occur as a result of the activities of Ares Management or others. Furthermore, in the event that the license agreement is terminated, we will be required to change our name and cease using the name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business. The license agreement terminates upon expiration of the Management Agreement and may also be terminated by either party without penalty upon 180 days’ written notice to the other party.

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

On February 3, 2017, President Trump signed an Executive Order announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directs the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify government policies that inhibit financial regulation consistent with them. At this time it is unclear what impact the Executive Order and the Administration’s policy will have on regulations that affect our and our competitors' businesses.

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

If we do not obtain and maintain the appropriate state licenses, we will not be allowed to originate real estate loans in some states, which could materially and adversely affect us.

State mortgage loan finance licensing laws vary considerably. Many states and the District of Columbia impose a licensing obligation to originate or purchase real estate loans. If we are unable to obtain the appropriate state licenses or do not qualify for an exemption, we could be materially and adversely affected.

If these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. The minimum net worth requirements vary from state to state. Further, in limited instances, the net worth calculation may not include recourse on any contingent liabilities. If we do not meet these minimum net worth or line of credit requirements or satisfy other criteria, regulators may revoke or suspend our licenses and prevent us from continuing to originate real estate loans, which would materially and adversely affect us.

Uncertainty about the financial stability of the United States, China and several countries in Europe could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch") had warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by Standard & Poor's ("S&P") or other rating agencies, and the U.S. Government's credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. Government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In June 2016, British voters passed a referendum to exit the European Union (“E.U.”) leading to heightened volatility in global markets and foreign currencies (“Brexit”). Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business. Additionally, the Federal Reserve raised the federal funds rate in December 2015 and again in December 2016, and has announced its intention to continue to raise the federal funds rate over time.

These developments, along with the U.S. Government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

We borrow funds under the Financing Agreements. As of December 31, 2016, we had approximately $935.7 million of outstanding borrowings under the Financing Agreements. Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

•	we are not able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all; and

•	as the holder of the subordinated classes of the two securitizations, we may be required to absorb losses

There can be no assurance that our leveraging strategy will be successful.

Our Financing Agreements impose, and any additional lending facilities will impose, restrictive covenants and other restrictions.

We borrow funds under the Financing Agreements. The documents that govern the Financing Agreements and our securitizations contain, and any additional lending facilities would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities, make other restricted payments, impose asset concentration limits, impact our flexibility to determine our operating policies and investment strategies. For example, certain of our Financing Agreements contain negative covenants that limit, among other things, our ability to repurchase our common stock, distribute more than a certain amount of our net income to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement with our Manager in a material respect). Certain of the restrictive covenants that apply to the Financing Agreements are further described in Note 4 to our consolidated financial statements included in this annual report on Form 10-K. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, these restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

We are affected by the fiscal and monetary policies of the U.S. Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve raised the federal funds rate in December 2015 and again in December 2016, and has announced its intention to continue to raise the federal funds rate over time. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for CRE loans. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us. Our primary interest rate exposures will relate to the yield on our investments and the financing cost of our debt. Changes in interest rates will affect our net interest margin, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates.

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

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. Government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others, and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future.

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

The pools of commercial loans that we may originate, securitize or acquire as asset-backed securities and for which we act as special servicer are structures commonly referred to as securitizations. As a result of the dislocation of the credit markets, and in anticipation of more extensive regulation, including regulations promulgated pursuant to the Dodd-Frank Act, the securitization industry has crafted and continues to craft changes to securitization practices, including changes to representations and warranties in securitization transaction documents, new underwriting guidelines and disclosure guidelines. Pursuant to the Dodd-Frank Act, various federal agencies, including the SEC (collectively, “the agencies”) have promulgated regulations with respect to issues that affect securitizations. In August 2014, the SEC adopted amendments to Regulation AB and other rules that impose significant additional disclosure, review and reporting requirements on issuers in connection with registered offerings of asset-backed securities. These rules took effect beginning in late 2014 and throughout 2015, with some provisions scheduled to take effect in late 2016. The SEC has indicated that similar disclosure requirements for private offerings of asset-backed securities remain under consideration. In October 2014, the agencies adopted rules that require securitizers in both public and private securitization transactions to retain not less than 5% of the risk associated with the securities, subject to certain exceptions. Compliance with the rules with respect to commercial mortgage-backed securities and other asset-backed securities became a requirement in late 2016. These regulations, and other proposed regulations affecting securitization, could alter the structure of securitizations in the future, pose additional risks to our participation in future securitizations or reduce or eliminate the economic incentives for participating in future securitizations, increase the costs associated with our origination, securitization or acquisition activities, or otherwise increase the risks or costs of our doing business.

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

The possible effects of various provisions of the Dodd-Frank Act may be to increase our overall costs of entering into derivatives transactions and/or to reduce the availability of derivatives. In particular, new margin requirements, position limits and capital charges, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions sold by market participants to whom such requirements apply. Administrative costs, due to new requirements such as registration, recordkeeping, reporting and compliance, even if not directly applicable to us, may also be reflected in higher pricing of derivatives or higher costs of servicing derivatives transactions. New exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives.

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

Federal bank regulatory authorities and the CFTC have adopted initial and variation margin requirements for swap dealers, security-based swap dealers, major swap participants and major security-based swap participants (“swap entities”), including permissible forms of margin, custodial arrangements and documentation requirements, for uncleared swaps and security-based swaps. As a result, swap entities will be required to collect margin for transactions and positions in uncleared swaps and security-based swaps by financial end users. The new rules will become effective for end users on March 1, 2017. On February 13, 2017, the CFTC’s Division of Swap Dealer and Intermediary Oversight announced a grace period until September 1, 2017, to comply with the variation margin requirements for swaps that are subject to a March 1, 2017 compliance date. The effect of the regulations on us is not fully known at this time. However, these rules may increase the cost of our activity in uncleared swaps and security-based swaps, limit our ability to enter into such swaps or affect our available liquidity, to the extent we are determined to be a financial end user.

In December 2016, the CFTC reproposed rules that would set federal position limits for certain core physical commodity futures, options and swap contracts (“referenced contracts”), and issued final rules on aggregation among entities under common ownership or control, unless an exemption applies, for position limits on certain futures and options contracts that would apply to the proposed position limits on referenced contracts. It is possible that the CFTC could propose to expand such requirements to other types of contracts in the future. The proposal could affect our ability to enter into derivatives transactions if and when the CFTC’s position limits rules become effective.

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

As of December 31, 2016 and 2015, our portfolio totaled 31 and 38 loans held for investment, respectively. The number of loans we are invested in may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

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

We may invest in multiple secured loans that share a common sponsor. As of December 31, 2016, 25.3%, as measured by outstanding principal balance, of our loans held for investment were comprised of loans made to borrowers that share a common sponsor. We do not have a limit on the amount of total gross offering proceeds that can be held by multiple borrowers that share the same sponsor. We may face greater credit risk to the extent a large portion of our portfolio is concentrated in loans to multiple borrowers that share the same sponsor.

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

Our senior CRE loans are secured by commercial and multifamily properties and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	changes in local markets in which our tenants operate, including changes in oil and gas prices;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.

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

Our mezzanine loan assets involve greater risks of loss than senior loans secured by real properties.

We have originated and may continue to originate or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than senior mortgage loans secured by real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

Some of our portfolio investments may be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Currently, we do not have any financial instruments recorded at fair value on a recurring basis in our consolidated financial statements. We have not elected the fair value option for the remaining financial instruments, including loans held for investment, the Financing Agreements and securitization debt. Such financial instruments are carried at cost. For loans held for investment that are evaluated for impairment at least quarterly, we estimate the fair value of the instrument, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

As of December 31, 2016 and 2015, we had 28,482,756 and 28,609,650 shares of common stock outstanding, respectively, on a fully diluted basis.

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

We intend to make regular quarterly distributions to holders of our common stock. The regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities. However, there can be no assurance that our earnings or cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as from offering proceeds, borrowings and asset sales, to fund portions of our future distributions. Our distributions for the years ended December 31, 2016 and 2015 did not exceed our cash flow from operating activities (excluding amounts related to discontinued operations) and earnings. Our distributions for the year ended December 31, 2014 exceeded our cash flow from operating activities and earnings.

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

We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In particular, we will be incurring significant additional expenses and devoting substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act when we are no longer an “emerging growth company.” We cannot predict or estimate the amount of additional costs we may incur as a result of no longer being an emerging growth company or the timing of such costs.
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

On August 31, 2011, the SEC issued a concept release titled "Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments" (SEC Release No. IC-29778). Under the concept release, the SEC stated that it was reviewing interpretive issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies, and solicited public comment.

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

We have elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2012. However, we may terminate our REIT election if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders. We may also inadvertently terminate our REIT election, as our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be re-characterized by the Internal Revenue Service (the "IRS") such re-characterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to maintain our qualification as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate tax rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Furthermore, as a result of our investment in ACRC KA Investor LLC ("ACRC KA"), our joint venture with a third party institutional investor which made a preferred equity investment in a REIT, we are treated as owning an interest in a subsidiary REIT. The subsidiary REIT is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to U.S. federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT will cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset or income tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of certain statutory relief provisions.

REITs, in certain circumstances, may incur tax liabilities that would reduce the cash available for distribution to our stockholders.

Even if we maintain our status as a REIT, we may be subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are considered inventory or property held primarily for sale to customers by a REIT in the ordinary course of its trade or business (a "prohibited transaction" under the Code) will be subject to a 100% tax. Also, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the portion of our income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, and local corporate-level income taxes. Finally, we may incur an excise tax applicable to REITs if we fail to make sufficient distributions to our stockholders during the course of a taxable year, along with any distributions declared in the fourth quarter of a year and paid in January of the following year. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain at corporate rates and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we will seek to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (such TRS will incur income tax at corporate tax rates with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary (other than a TRS), will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties that have been held for at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT's assets may consist of stock or securities of one or more TRSs, and the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

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

The taxable mortgage pool, or “TMP,” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Our CLO securitization resulted in the creation of a TMP for federal income tax purposes. Future securitizations by us or our subsidiaries could result in the creation of additional TMPs for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company (“RIC”) common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC or other pass through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. The manner in which excess inclusion income is calculated is not clear under current law. As required by IRS guidance, we intend to make such determinations based on what we believe to be a reasonable method. However, there can be no assurance that the IRS will not challenge our method of making any such determinations. If the IRS were to disagree with any such determinations made or with the method used by us, the amount of any excess inclusion income required to be taken into account by one or more stockholders, including tax-exempt stockholders, non-U.S. stockholders and stockholders with net operating losses, could be significantly increased. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
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

Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. These proposals set forth a variety of principles that could guide potential tax reform legislation.  As of the date of this annual report, no tax reform legislation has been introduced in Congress. If the reform proposals are ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such tax reform legislation could dramatically change the U.S. federal taxation applicable to us and our stockholders. Although no reform proposal specifically addresses the taxation of REITs, any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, and the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform would limit the deductibility of net interest expense and would allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could materially affect the value of any investment in our stock.

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

Item 3.    Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2016, we were not subject to any material pending legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK AND DIVIDEND PAYMENTS

Our common stock is listed for trading on the NYSE under the symbol "ACRE." On March 3, 2017, the closing price of our common stock, as reported on the NYSE, was $13.44 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share for our common stock, and the dividends paid with respect to such shares for each fiscal quarter for the years ended December 31, 2016 and 2015.

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year ended December 31, 2016
First quarter	$11.83	$9.02	$0.26	(1)
Second quarter	$12.42	$10.97	$0.26	(2)
Third quarter	$13.00	$12.18	$0.26	(3)
Fourth quarter	$14.27	$12.45	$0.26	(4)

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year ended December 31, 2015
First quarter	$12.35	$11.05	$0.25	(5)
Second quarter	$11.91	$11.02	$0.25	(6)
Third quarter	$13.08	$11.41	$0.25	(7)
Fourth quarter	$13.00	$11.44	$0.25	(8)
_______________________________________________________________________________

(1)	On March 1, 2016, we declared a cash dividend of $0.26 per common share of our common stock, payable on April 15, 2016 to our common stockholders of record as of March 31, 2016.

(2)	On May 5, 2016, we declared a cash dividend of $0.26 per share of our common stock, payable on July 15, 2016 to our common stockholders of record as of June 30, 2016.

(3)	On August 4, 2016, we declared a cash dividend of $0.26 per share of our common stock, payable on October 17, 2016 to our common stockholders of record as of September 30, 2016.

(4)	On November 3, 2016, we declared a cash dividend of $0.26 per share of our common stock, payable on January 17, 2017 to our common stockholders of record as of December 30, 2016.

(5)	On March 5, 2015, we declared a cash dividend of $0.25 per common share of our common stock, payable on April 15, 2015 to our common stockholders of record as of March 31, 2015.

(6)	On May 7, 2015, we declared a cash dividend of $0.25 per share of our common stock, payable on July 15, 2015 to our common stockholders of record as of June 30, 2015.

(7)	On July 30, 2015, we declared a cash dividend of $0.25 per share of our common stock, payable on October 15, 2015 to our common stockholders of record as of September 30, 2015.

(8)	On November 5, 2015, we declared a cash dividend of $0.25 per share of our common stock, payable on January 19, 2016 to our common stockholders of record as of December 31, 2015.

HOLDERS

As of March 3, 2017, there were 21 holders of record of our common stock, including Cede & Co, which holds shares as nominee for the Depository Trust Company, which itself holds shares on behalf of the beneficial owners of shares of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

DISTRIBUTION POLICY

We elected to be taxed as a REIT for U.S. federal income tax purposes and, as such, anticipate distributing at least
90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. This 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. For the year ended December 31, 2016, we plan to satisfy the REIT distribution requirement in part with dividends paid in 2017. For the year ended December 31, 2015, we elected to satisfy the REIT distribution requirement in part with a dividend paid in 2016. Furthermore, if a REIT distributes less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain net income for the calendar year plus any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then it is required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. We accrued an excise tax of $209 thousand for the year ended December 31, 2016. There was no excise tax accrued for the year ended December 31, 2015. Excise tax is included in the line item “Other liabilities” in the consolidated balance sheets included in this annual report on Form 10-K.

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

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

Stock Buyback Program

In May 2015, we announced that our board of directors authorized us to repurchase up to $20.0 million of our outstanding common stock over a period of one year (the "Stock Buyback Program"). In February 2016, the board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017. Purchases made pursuant to the Stock Buyback Program were and will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time. In connection with this Stock Buyback Program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in the Stock Buyback Program.

Repurchases of our common stock under our Stock Buyback Program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2016 through January 31, 2016	—	—	—	$20,000
February 1, 2016 through February 29, 2016	—	—	—	$30,000
March 1, 2016 through March 31, 2016	34,854	$10.28	34,854	$29,642
April 1, 2016 through April 30, 2016	95,062	$11.34	95,062	$28,563
May 1, 2016 through May 31, 2016	—	—	—	$28,563
June 1, 2016 through June 30, 2016	—	—	—	$28,563
July 1, 2016 through July 31, 2016	—	—	—	$28,563
August 1, 2016 through August 31, 2016	—	—	—	$28,563
September 1, 2016 through September 30, 2016	—	—	—	$28,563
October 1, 2016 through October 31, 2016	—	—	—	$28,563
November 1, 2016 through November 30, 2016	—	—	—	$28,563
December 1, 2016 through December 31, 2016	—	—	—	$28,563
Total	129,916	$11.06	129,916
______________________________________________________________________________

(1)	Amount includes expenses paid.

ISSUER PURCHASES OF EQUITY SECURITIES

See "Stock Buyback Program" above for information on our stock buyback program. During the year ended December 31, 2016, we repurchased a total of 129,916 shares of our common stock in the open market for an aggregate purchase price of approximately $1.4 million, including expenses paid. The shares were repurchased at an average price of $11.06 per share, including expenses paid.

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

_______________________________________________________________________________

SOURCE:	SNL Financial LC and Standard & Poor's Institutional Services

NOTES:
Assumes $100 invested on April 26, 2012 (the date ACRE's shares began trading in connection with the IPO) in ACRE, the S&P 500 Index and the SNL US Finance REIT. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	4/26/12	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
ACRE	100.00	91.88	78.51	74.41	80.55	105.39
S&P 500 Index	100.00	103.54	137.07	155.83	157.99	176.89
SNL US Finance REIT	100.00	106.89	103.24	118.23	108.41	133.54

The stock performance graph and the table furnished above shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 23, 2012, we adopted, and our stockholders approved, an equity incentive plan (the “2012 Equity Incentive Plan”). Pursuant to our 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our directors, our Manager and its personnel and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of our common stock immediately after giving effect to the issuance of the shares sold in the IPO). As of December 31, 2016, 32.3% of the shares reserved under our 2012 Equity Incentive Plan, or a total of 222,847 restricted shares of our common stock, had been granted and 67.7% of the shares reserved, or 467,153 shares remained available for future issuance under our 2012 Equity Incentive Plan. Aside from our 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our 2012 Equity Incentive Plan, see Note 6 to our consolidated financial statements included in this annual report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	467,153
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	467,153
_____________________________________________________________________________

(1)	The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our 2012 Equity Incentive Plan.

Item 6.    Selected Financial Data

The following selected financial and other data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our consolidated financial statements and related notes, which have been audited by Ernst & Young LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this annual report. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this annual report on Form 10-K.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except share and per share data)

	For the year ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Net interest margin, excluding non-controlling interests held by third parties	$40,568	$40,936	$36,551	$22,627	$6,720
Gain on sale of loans	—	—	680	—	—
Total expenses	14,426	13,671	14,549	16,475	5,763
Net income from continuing operations	30,451	36,335	22,749	12,329	860
Net income from operations of discontinued operations, net of income taxes	4,221	6,985	1,867	1,437	—
Gain on sale of discontinued operations	10,196	—	—	—	—
Net income attributable to common stockholders	40,336	34,285	24,396	13,766	186
Basic weighted average shares of common stock outstanding	28,461,853	28,501,897	28,459,309	18,989,500	6,532,706
Diluted weighted average shares of common stock outstanding	28,523,306	28,597,568	28,585,022	19,038,152	6,567,309
Basic earnings per common share:
Continuing operations	$0.91	$0.96	$0.79	$0.65	$0.03
Discontinued operations	0.51	0.25	0.07	0.08	—
Net income	$1.42	$1.20	$0.86	$0.72	$0.03
Diluted earnings per common share:
Continuing operations	$0.91	$0.95	$0.79	$0.65	$0.03
Discontinued operations	0.51	0.24	0.07	0.08	—
Net income	$1.41	$1.20	$0.85	$0.72	$0.03
Dividends declared per share of common stock	$1.04	$1.00	$1.00	$1.00	$0.67	(1)
Balance Sheet Data:
Loans held for investment	1,313,937	1,174,391	1,462,584	958,495	353,500
Total assets	1,373,703	1,378,982	1,862,155	1,169,606	385,111
Secured funding agreements	780,713	522,775	552,799	264,419	144,256
Secured term loan	149,878	69,762	—	—	—
Total unsecured debt	—	—	67,414	65,893	64,541
Total securitizations debt	—	254,343	523,229	389,640	—
Total liabilities	944,030	922,494	1,381,269	763,390	219,673
Total stockholders' equity	419,029	409,471	402,954	406,216	165,438
Total equity	429,673	456,488	480,886	406,216	165,438
______________________________________________________________________________

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. Starting December 31, 2017, we will no longer be treated as an "emerging growth company."

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Sale of Mortgage Banking Subsidiary

On June 28, 2016, we entered into a Purchase and Sale Agreement (as amended, the “Agreement”) with Barings Real Estate Advisers LLC (formerly known as Cornerstone Real Estate Advisers LLC), a Delaware limited liability company (the “Buyer”), to sell ACRE Capital Holdings LLC (“TRS Holdings”), the holding company that owned our mortgage banking subsidiary, ACRE Capital LLC ("ACRE Capital"). Under the terms and subject to the conditions set forth in the Agreement, on September 30, 2016, the Buyer purchased from us all of the outstanding common units of TRS Holdings (the “ACRE Capital Sale”). ACRE Capital primarily originated, sold and serviced multifamily and senior-living related loans under programs offered by government-sponsored enterprises and by government agencies.

Under the terms of the Agreement, the Buyer paid approximately $93 million in cash as consideration for the ACRE Capital Sale. We recognized a net gain on the sale of TRS Holdings of approximately $10.2 million.

The ACRE Capital Sale provides us with additional capital to reinvest in our core business. As a result of the sale of TRS Holdings, the operations of the Mortgage Banking segment have been reclassified as discontinued operations in all periods presented. After giving effect to the ACRE Capital Sale, we now conduct and manage our business as one operating segment, rather than multiple operating segments; therefore, we no longer provide segment reporting.

Below are significant developments during the year presented by quarter:

Developments during the First Quarter of 2016:

•	ACRE originated a $56.0 million senior mortgage loan on a hotel portfolio located in California.

•	ACRE originated a $25.5 million senior mortgage loan on an office property located in Kansas.

•	ACRE originated a $17.0 million mezzanine loan on an office property located in New Jersey.

•
ACRE amended its $50.0 million Bridge Loan Warehousing Credit and Security Agreement (the “BAML Facility”) with Bank of America, N.A. to expand the eligible assets to include loans secured by general and affordable multifamily properties.

•	ACRE amended its $50.0 million secured revolving funding facility (the “March 2014 CNB Facility”) with City National Bank to extend the maturity date to March 11, 2017.

Developments During the Second Quarter of 2016:

•	ACRE originated a $76.0 million senior mortgage loan on a mixed-use property located in New York.

•	ACRE originated a $15.2 million senior mortgage loan on an office property located in California.

•	ACRE entered into an agreement to sell TRS Holdings, the holding company that owns ACRE Capital, to
Barings Real Estate Advisers LLC for $93 million in cash, subject to certain adjustments.

•	The commercial mortgage-backed securities securitization was terminated on June 17, 2016.

•
ACRE amended the master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (as amended and restated, the “Wells Fargo Facility”) to, among other things, increase the size of the facility from $225.0 million to $325.0 million and extend the initial maturity date to December 14, 2017.

•	The global master repurchase agreement with UBS AG (the “December 2014 UBS Facility") was repaid in full.

•	ACRE amended the BAML Facility to extend the initial maturity date to May 25, 2017 and the final maturity date to May 25, 2020.

Developments During the Third Quarter of 2016:

•	ACRE originated a $159.2 million senior mortgage loan collateralized by a portfolio of assets comprised of self-storage, retail and office properties across a multi-state area.

•	ACRE originated a $99.0 million senior mortgage loan collateralized by a portfolio of assets comprised of self-storage and retail properties across a multi-state area.

•	ACRE originated a $89.7 million senior mortgage loan on a multifamily property located in Florida.

•	ACRE originated a $72.0 million senior mortgage loan on an office property located in Illinois.

•	ACRE originated a $62.5 million senior mortgage loan on an office property located in California.

•	ACRE originated a $45.4 million senior mortgage loan on a multifamily property located in Florida.

•	ACRE originated a $34.1 million senior mortgage loan on a multifamily property located in Minnesota.

•	ACRE originated a $23.3 million senior mortgage loan on a multifamily property located in Florida.

•	ACRE originated a $20.1 million senior mortgage loan on an office property located in Pennsylvania.

•
ACRE amended its $250.0 million master repurchase facility (the “Citibank Facility”) with Citibank, N.A., which added an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion.

•	ACRE amended and restated the BAML Facility to increase its commitment size from $50.0 million to $125.0 million.

•	ACRE repaid in full its $75.0 million revolving funding facility (the “July 2014 CNB Facility”) with City National Bank and its terms were not extended.

•	ACRE entered into a $125.0 million master repurchase and securities contract (the "U.S. Bank Facility") with
U.S. Bank National Association ("U.S. Bank").

•
ACRE drew the remaining $80.0 million commitment under the Credit and Guaranty Agreement (the ‘‘Secured Term Loan”) with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent.

•	ACRE closed the ACRE Capital Sale.

Developments During the Fourth Quarter of 2016

•	ACRE originated a loan on an office property located in Texas, comprised of a $70.1 million senior mortgage loan and a $10.3 million B-Note mortgage loan.

•	The collateralized loan obligation ("CLO") securitization was terminated on December 16, 2016.

•
ACRE amended its Citibank Facility to extend the initial maturity date to December 10, 2018. Additionally, new advances under the Citibank Facility after December 8, 2016 accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.25% to 2.50%, subject to certain exceptions.

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

Loans are collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, are regularly evaluated. We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors. As of December 31, 2016 and 2015, all loans were paying in accordance with their contractual terms. There were no impairments during the years ended December 31, 2016, 2015 and 2014.

Although we generally hold our target investments as long-term investments, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at fair value within loans held for sale in our consolidated balance sheets, with changes in fair value recorded through earnings. The fees received are deferred and recognized as part of the gain or loss on sale. At this time, we do not expect to hold any of our investments for trading purposes.

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

Credit Risk.  We are subject to varying degrees of credit risk in connection with our target investments. Our Manager seeks to mitigate this risk by seeking to originate or acquire investments of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated or acquired investments (see the performance monitoring methodology above). Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results and stockholders’ equity.

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

Performance of Commercial Real Estate Related Markets.  Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to economic conditions. Demand for multifamily and other commercial real estate generally increases during periods of stronger economic conditions, resulting in increased property values, transaction volumes and loan origination volumes. During periods of weaker economic conditions, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations.

Investment Portfolio

As of December 31, 2016, our portfolio totaled 31 loans held for investment, excluding 47 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of December 31, 2016, the aggregate originated commitment under these loans at closing was approximately $1.5 billion and outstanding principal was $1.3 billion, excluding non-controlling interests held by third parties. During the year ended December 31, 2016, we funded approximately $863.5 million of outstanding principal and received repayments of $685.6 million of outstanding principal, excluding non-controlling interests held by third parties. As of December 31, 2016, 82.5% of our loans have London Interbank Offered Rates ("LIBOR") floors, with a weighted average floor of 0.38%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of December 31, 2016, all loans were paying in accordance with their contractual terms. During the year ended December 31, 2016, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2016 ($ in thousands):

	As of December 31, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,181,569	$1,188,425	4.7%	5.7%	1.8
Subordinated debt and preferred equity investments	121,828	123,230	10.7%	11.5%	4.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,303,397	$1,311,655	5.2%	6.3%	2.0
_____________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2016 as weighted by the Outstanding Principal balance of each loan.

Non-Controlling Interests

The non-controlling interests held by third parties in our consolidated financial statements represent the equity interests in ACRC KA Investor LLC ("ACRC KA") that are not owned by us. See Note 12 to our consolidated financial statements included in this annual report on Form 10-K for more information about ACRC KA.

A reconciliation of our loans held for investment portfolio, excluding non-controlling interests held by third parties, to our loans held for investment as included within our consolidated balance sheets is as follows ($ in thousands):

	As of December 31, 2016
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,303,397	$1,311,655
Non-controlling interest investment held by third parties	10,540	10,540
Loans held for investment	$1,313,937	$1,322,195

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

A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

For the year ended December 31, 2016
Interest income from loans held for investment, excluding non-controlling interests	$77,424
Interest income from non-controlling interest investment held by third parties	4,539
Interest income from loans held for investment	$81,963

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. We believe the following critical accounting policy represents an area where more significant judgments and estimates are used in the preparation of our consolidated financial statements.

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
 Each loan classified as held for investment is evaluated for impairment on a quarterly basis. Loans are collateralized by real estate or the equity of the real estate owner. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this annual report on Form 10-K, which describes recent accounting pronouncements that we have adopted or are currently evaluating.

RECENT DEVELOPMENTS

On January 9, 2017, we originated a $31.4 million senior mortgage loan on a multifamily property located in New York. At closing, the outstanding principal balance was approximately $31.4 million. The loan has an interest rate of LIBOR plus 4.55% (plus fees) and an initial term of two years.

On February 14, 2017, we originated a $24.1 million senior mortgage loan on a student housing property located in Alabama. At closing, the outstanding principal balance was approximately $24.1 million. The loan has an interest rate of LIBOR plus 4.45% (plus fees) and an initial term of three years.

On February 16, 2017, we originated a $24.4 million senior mortgage loan on a multifamily property located in California. At closing, the outstanding principal balance was approximately $20.8 million. The loan has an interest rate of LIBOR plus 3.90% (plus fees) and an initial term of four years.

On March 1, 2017, we originated a $53.8 million senior mortgage loan on a multifamily property located in Florida. At closing, the outstanding principal balance was approximately $53.8 million. The loan has an interest rate of LIBOR plus 3.65% (plus fees) and an initial term of four years.

On March 2, 2017, ACRC Lender LLC (“ACRC Lender”), a subsidiary of ours, amended the March 2014 CNB Facility to extend the initial maturity date to March 11, 2018. The initial maturity date of the facility has two one-year extensions, each of which may be exercised at ACRC Lender’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the March 2014 CNB Facility to March 10, 2020.

On March 2, 2017, ACRE Commercial Mortgage 2017-FL3 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC, both wholly owned indirect subsidiaries of us, issued approximately $272.9 million principal balance secured floating rate notes (the “Offered Notes”) to a third party. We are retaining (through one of our wholly owned subsidiaries) approximately $68.2 million of the non-investment grade notes (together with the Offered Notes, the “Notes”) and the preferred equity of the Issuer, which notes and preferred equity were not offered to investors. The Notes are collateralized by interests in a pool of twelve mortgage assets having a total principal balance of approximately $341.2 million.

As of March 3, 2017, we had approximately $173 million in capital, either in cash or in approved but undrawn capacity under our Secured Funding Agreements (defined below). After holding in reserve $10 million in liquidity requirements, we expect to have approximately $163 million in capital available to fund new loans, fund outstanding commitments on existing loans, repurchase our common shares and for other working capital and general corporate purposes. Assuming that we use all such amount as capital to make new senior loans and we are able to leverage such amount under our Secured Funding Agreements at a debt‑to‑equity ratio of 2.5:1, we would have the capacity to fund approximately $570 million of additional senior loans.

As of March 3, 2017, the total unfunded commitments for our existing loans held for investment were approximately $66 million. In addition, borrowings under our Secured Funding Agreements were approximately $559 million, borrowings under our Secured Term Loan was approximately $155 million, and debt issued in the form of a securitization financing was approximately $273 million.

On March 7, 2017, we declared a cash dividend of $0.27 per common share for the first quarter of 2017. The first quarter 2017 dividend is payable on April 17, 2017 to common stockholders of record as of March 31, 2017.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014 ($ thousands):

	For the years ended December 31,
	2016	2015	2014
Net interest margin	$45,107	$49,995	$36,858
Gain on sale of loans	—	—	680
Total expenses	14,426	13,671	14,549
Income from continuing operations before income taxes	30,681	36,324	22,989
Income tax expense (benefit), including excise tax	230	(11)	240
Net income from continuing operations	30,451	36,335	22,749
Net income from operations of discontinued operations, net of income taxes	4,221	6,985	1,867
Gain on sale of discontinued operations	10,196	—	—
Net income attributable to ACRE	44,868	43,320	24,616
Less: Net income attributable to non-controlling interests	(4,532)	(9,035)	(220)
Net income attributable to common stockholders	$40,336	$34,285	$24,396

The following tables set forth select details of our consolidated results of operations from continuing operations for the years ended December 31, 2016, 2015 and 2014 ($ thousands):

Net Interest Margin

	For the years ended December 31,
	2016	2015	2014
Interest income from loans held for investment	$81,963	$86,337	$70,495
Interest expense	(36,856)	(36,342)	(33,637)
Net interest margin	$45,107	$49,995	$36,858

For the years ended December 31, 2016 and 2015, net interest margin was approximately $45.1 million and $50.0 million, respectively. For the years ended December 31, 2016 and 2015, interest income from loans held for investment of $82.0 million and $86.3 million, respectively, was generated by weighted average earning assets of $1.3 billion and $1.2 billion, respectively, offset by $36.9 million and $36.3 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, the Secured Term Loan, the CLO and commercial mortgage backed securities ("CMBS") securitizations were $889.5 million and $929.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease in net interest margin for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily relates to a $4.5 million decrease in interest income from non-controlling interests for the year ended December 31, 2016 as a result of a $36.7 million and a $36.0 million prepayment in November 2015 and November 2016, respectively, on the non-controlling interest investment held by third parties.

For the years ended December 31, 2015 and 2014, net interest margin was approximately $50.0 million and
$36.9 million, respectively. For the years ended December 31, 2015 and 2014, interest income from loans held for investment of $86.3 million and $70.5 million, respectively, was generated by weighted average earning assets of $1.2 billion, offset by

$36.3 million and $33.6 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements and securitization debt, the Secured Term Loan and convertible notes were $929.0 million and $888.3 million for the years ended December 31, 2015 and 2014, respectively. The increase in net interest margin for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily relates to the inclusion of interest income of $9.1 million from non-controlling interests for the year ended December 31, 2015 compared to $0.3 million for the year ended December 31, 2014, a decrease in our weighted average borrowing costs resulting from amendments to our Secured Funding Agreements and an increase in our use of leverage for the year ended December 31, 2015.

Operating Expenses

The operating expenses below do not include expenses of ACRE Capital. See Note 13 to our consolidated financial statements included in this annual report on Form 10-K for more information about the operating expenses of ACRE Capital.

	For the years ended December 31,
	2016	2015	2014
Management and incentive fees to affiliate	$5,956	$5,397	$5,440
Professional fees	2,228	2,018	2,686
Acquisition and investment pursuit costs	—	—	20
General and administrative expenses	2,801	2,830	3,003
General and administrative expenses reimbursed to affiliate	3,441	3,426	3,400
Total expenses	$14,426	$13,671	$14,549

For the years ended December 31, 2016 and 2015, we incurred operating expenses of $14.4 million and $13.7 million, respectively. The increase in operating expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily relates to incentive fees due to our Manager for the year ended December 31, 2016 and an increase in management fees due to our Manager that were allocated to continuing operations subsequent to the closing of the sale of ACRE Capital on September 30, 2016.

For the years ended December 31, 2015 and 2014, we incurred operating expenses of $13.7 million and $14.5 million, respectively. The decrease in operating expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily relates to a reduction in professional fees due to a decrease in our use of third party professionals.

Related Party Expenses

For the year ended December 31, 2016, related party expenses included $5.6 million in management fees due to our Manager and $3.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2015, related party expenses included $5.4 million in management fees due to our Manager and $3.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees due to our Manager for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily relates to an increase in management fees that were allocated to continuing operations subsequent to the closing of the sale of ACRE Capital on September 30, 2016. For the year ended December 31, 2016, related party expenses also included $0.3 million in incentive fees due to our Manager. For the year ended December 31, 2015, there were no incentive fees due to our Manager.

For the year ended December 31, 2014, related party expenses included $5.4 million in management fees due to our Manager and $3.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. Effective as of September 30, 2013, and through the period ended December 31, 2014, our Manager agreed not to seek reimbursement of our share of personnel and overhead expenses in excess of $1.0 million per quarter.
Other Expenses

For the years ended December 31, 2016 and 2015, professional fees were $2.2 million and $2.0 million, respectively, which was relatively consistent year over year. For both the years ended December 31, 2016 and 2015, general and administrative expenses were $2.8 million.

For the years ended December 31, 2015 and 2014, professional fees were $2.0 million and $2.7 million, respectively. The decrease in professional fees for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily relates to a decrease in our use of third party professionals due to changes in transaction activity year over year. For the years ended December 31, 2015 and 2014, general and administrative expenses were $2.8 million and $3.0 million, respectively. The decrease in general and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily relates to a reduction in director stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under our Secured Funding Agreements, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in securitizations where we retain the subordinate securities are applied sequentially, first used to pay down the senior notes, and accordingly we will not receive any proceeds from repayment of loans in the securitizations until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See “Recent Developments” included in this annual report on Form 10-K for information on our available capital as of March 3, 2017. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Equity Offerings

There were no shares issued in public offerings of our equity securities for the years ended December 31, 2016, 2015 and 2014.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2016, 2015 and 2014, which are inclusive of amounts related to discontinued operations ($ in thousands):

	For the years ended December 31,
	2016	2015	2014
Net income	$44,868	$43,320	$24,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(36,330)	232,199	(247,530)
Net cash provided by (used in) operating activities	8,538	275,519	(222,914)
Net cash provided by (used in) investing activities	(43,320)	258,339	(433,080)
Net cash provided by (used in) financing activities	73,057	(541,414)	652,445
Change in cash and cash equivalents	$38,275	$(7,556)	$(3,549)

During the years ended December 31, 2016, 2015 and 2014, cash and cash equivalents increased (decreased) by $38.3 million, $(7.6) million and $(3.5) million, respectively.

Operating Activities

For the years ended December 31, 2016 and 2015, net cash provided by operating activities totaled $8.5 million and $275.5 million, respectively. This change in net cash provided by operating activities was primarily related to the cash used to originate and fund mortgage loans held for sale exceeding the proceeds received from the sale of mortgage loans held for sale to third parties for the year ended December 31, 2016. For the year ended December 31, 2016, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $639.4 million, sale of mortgage loans held for sale to third parties of $571.7 million, change in the fair value of mortgage servicing rights (“MSRs”) of $6.5 million, gain on sale of discontinued operations of $10.2 million and change in other assets of $40.0 million. For the year ended December 31, 2015, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $681.9 million, sale of mortgage loans held for sale to third parties of $850.8 million, change in the fair value of MSRs of $8.8 million, change in mortgage banking activities of $12.6 million, change in restricted cash of $39.0 million and change in other assets of $20.0 million.

For the years ended December 31, 2015 and 2014, net cash provided by (used in) operating activities totaled $275.5 million and $(222.9) million, respectively. This change in net cash provided by (used in) operating activities was primarily related to the proceeds received from the sale of mortgage loans held for sale to third parties exceeding the cash used to originate and fund mortgage loans held for sale for the year ended December 31, 2015. For the year ended December 31, 2014, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $497.3 million, sale of mortgage loans held for sale to third parties of $302.9 million, change in the fair value of MSRs of $7.7 million, change in mortgage banking activities of $8.0 million, change in restricted cash of $43.8 million and change in other assets of $10.9 million.

Investing Activities

For the years ended December 31, 2016 and 2015, net cash provided by (used in) investing activities totaled $(43.3) million and $258.3 million, respectively. This change in net cash provided by (used in) investing activities was primarily related to the cash used for the origination of new loans held for investment exceeding the cash received from principal repayment of loans held for investment and proceeds from the sale of discontinued operations for the year ended December 31, 2016.

For the years ended December 31, 2015 and 2014, net cash provided by (used in) investing activities totaled $258.3 million and $(433.1) million, respectively. This change in net cash provided by (used in) investing activities was primarily related to cash received from principal repayment of loans held for investment exceeding the cash used for the origination of new loans held for investment for the year ended December 31, 2015.

Financing Activities

For the year ended December 31, 2016, net cash provided by financing activities totaled $73.1 million and primarily related to proceeds from our Secured Funding Agreements of $1.3 billion, proceeds from our Warehouse Lines of Credit (defined below) of $863.4 million and proceeds from our Secured Term Loan of $80.0 million partially offset by repayments of our Secured Funding Agreements of $1.0 billion, repayments of debt of consolidated variable interest entities (“VIEs”) of $255.3 million and repayments of our Warehouse Lines of Credit of $795.7 million.

For the year ended December 31, 2015, net cash used in financing activities totaled $541.4 million and primarily related to repayments of our Secured Funding Agreements of $375.5 million, repayments of debt of consolidated VIEs of $272.5 million, repayment of the 2015 Convertible Notes (individually defined in Note 4 to our consolidated financial statements included in this annual report on Form 10-K) of $69.0 million and repayments of our Warehouse Lines of Credit of $973.3 million partially offset by proceeds from our Secured Funding Agreements of $345.4 million and proceeds from our Warehouse Lines of Credit of $804.9 million.

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

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the March 2014 CNB Facility, the July 2014 CNB Facility, the MetLife Facility, the April 2014 UBS Facility, the December 2014 UBS Facility and the U.S. Bank Facility (individually defined above or below, collectively, the "Secured Funding Agreements") and the $155.0 million Credit and Guaranty Agreement (the "Secured Term Loan"), (collectively, the "Financing Agreements") are described in the following table ($ in thousands):

	As of December 31,
	2016							2015
	Total Commitment		Outstanding Balance	Interest Rate		Maturity Date		Total Commitment	Outstanding Balance	Interest Rate		Maturity Date
Secured funding agreements:
Wells Fargo Facility	$325,000	(1)	$218,064	LIBOR+1.75 to 2.35%	(1)	December 14, 2017	(1)	$225,000	$101,473	LIBOR+1.75 to 2.35%	(1)	December 14, 2016	(1)
Citibank Facility	250,000	(2)	302,240	LIBOR+2.25 to 2.50%	(2)	December 10, 2018	(2)	250,000	112,827	LIBOR+2.00 to 2.50%		December 8, 2016	(2)
BAML Facility	125,000	(3)	77,679	LIBOR+2.25 to 2.75%		May 25, 2017	(3)	50,000	—	LIBOR+2.25 to 2.75%		May 26, 2016	(3)
March 2014 CNB Facility	50,000		—	LIBOR+3.00%		March 11, 2017	(4)	50,000	—	LIBOR+3.00%		March 11, 2016	(4)
July 2014 CNB Facility	—		—	—		—	(5)	75,000	66,200	LIBOR+3.00%	(5)	July 31, 2016	(5)
MetLife Facility	180,000		53,130	LIBOR+2.35%		August 12, 2017	(6)	180,000	109,474	LIBOR+2.35%		August 12, 2017	(6)
April 2014 UBS Facility	140,000		71,360	LIBOR+1.88 to 2.28%	(7)	October 21, 2018		140,000	75,558	LIBOR+1.88 to 2.28%	(7)	October 21, 2018
December 2014 UBS Facility	—		—	—		—	(8)	57,243	57,243	LIBOR+2.74%		July 6, 2016
U.S. Bank Facility	125,000		58,240	LIBOR+2.25%	(9)	July 31, 2019	(9)	—	—	—		—
Subtotal	$1,195,000		$780,713					$1,027,243	$522,775

Secured Term Loan	$155,000		$155,000	LIBOR+6.00%	(10)	December 9, 2018		$155,000	$75,000	LIBOR+6.00%	(10)	December 9, 2018
Total	$1,350,000		$935,713					$1,182,243	$597,775
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

(2)
The Citibank Facility is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In July 2016, we entered into an amendment to the Citibank Facility, which added an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion. In December 2016, we entered into an amendment to the Citibank Facility to extend the initial maturity date to December 10, 2018. Additionally, new advances under the Citibank Facility after December 8, 2016 accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.25% to 2.50%, subject to certain exceptions.

(3)
In August 2016, we amended and restated the existing BAML Facility to increase its commitment size from $50.0 million to $125.0 million. Individual advances on loans under the BAML Facility generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid.

(4)
We have one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the March 2014 CNB Facility to March 10, 2018. See "Recent Developments" and Note 15 to our consolidated financial statements included in this annual report on Form 10-K for information on a subsequent event relating to the March 2014 CNB Facility.

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

(8)	The December 2014 UBS Facility (together with the April 2014 UBS Facility, the "UBS Facilities") has been repaid in full and its terms were not extended.

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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of December 31, 2016, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 4 to our consolidated financial statements included in this annual report on Form 10-K for more information on our Financing Agreements.

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

The following table summarizes our securitizations debt as of December 31, 2015 ($ in thousands):

	2015
	Carrying Amount	Outstanding Principal
Commercial mortgage-backed securitization debt (consolidated VIE)	$61,815	$61,856
Collateralized loan obligation securitization debt (consolidated VIE)	192,528	193,419
Securitizations debt	$254,343	$255,275

During the year ended December 31, 2016, the CMBS securitization and CLO securitization were terminated and have been repaid in full. See Note 12 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our securitizations.
Capital Markets

We may periodically raise additional capital through public offerings of debt and equity securities to fund new investments. On June 6, 2016, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective on August 29, 2016, in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.25 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations as of December 31, 2016 are described in the following table ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$218,064	$218,064	$—	$—	$—
Citibank Facility	302,240	—	302,240	—	—
BAML Facility	77,679	—	77,679	—	—
March 2014 CNB Facility	—	—	—	—	—
MetLife Facility	53,130	53,130	—	—	—
April 2014 UBS Facility	71,360	—	71,360	—	—
U.S. Bank Facility	58,240	—	58,240	—	—
Secured Term Loan	155,000	—	155,000	—	—
Future Loan Funding Commitments	69,150	11,680	55,022	2,448	—
Total	$1,004,863	$282,874	$719,541	$2,448	$—

The table above does not include the related interest expense under the Secured Funding Agreements and the Secured Term Loan, as all our interest is variable. Additionally, the table above does not include extension options, as applicable, under the Secured Funding Agreements.

We may enter into certain contracts that may contain a variety of indemnification obligations, principally with underwriters and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

Management Agreement

We are also required to pay our Manager a base management fee of 1.5% of our stockholders' equity per year, an incentive fee and expense reimbursements pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. See Note 10 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of the fees payable under our Management Agreement.

DIVIDENDS

We elected to be taxed as a REIT for U.S. federal income tax purposes and, as such, anticipate distributing at least
90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if a REIT distributes less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain net income for the calendar year plus any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As part of our risk management strategy, our Manager closely monitors our portfolio and actively manages the credit, interest rate, market, prepayment, real estate inflation and financing risks associated with holding a portfolio of our target investments. We manage our portfolio through an interactive process with our Manager and Ares Management. Our Manager has an Investment Committee that oversees compliance with our investment strategy and guidelines, investment portfolio holdings and financing strategy. We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks can be quantified from historical experience and seek to actively manage those risks, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

We are subject to varying degrees of credit risk in connection with holding our target investments. We have exposure to credit risk on our CRE loans and other target investments in our business. Our Manager seeks to manage credit risk by performing our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. Credit risk is also addressed through our Manager’s ongoing review of our investment portfolio. In addition, with respect to any particular target investment, our Manager’s investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Factors Impacting Our Operating Results" regarding our performance monitoring methodology.

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

For the year ended December 31, 2016, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the year ended December 31, 2016
Up 300 basis points	$7.6
Up 200 basis points	$5.1
Up 100 basis points	$2.6
Down to 0 basis points	$0.7

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

Prepayment and Securitizations Repayment Risk

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. When we originate our CRE loans, we anticipate that we will generate an expected yield. When borrowers prepay their CRE loans faster than we expect, we may be unable to replace these CRE loans with new CRE loans that will generate yields which are as high as the prepaid CRE loans. Additionally, principal repayment proceeds from mortgage loans in the CLO were and we expect will be, in connection with any future securitizations, applied sequentially, first used to pay down the senior CLO notes. We did not receive any proceeds from the repayment of loans in the CLO until all senior notes were repaid in full.

Financing Risk

We borrow funds under our Financing Agreements to finance our target assets. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.    Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2016, we carried out an evaluation, under the supervision of and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon such evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2016, to provide assurance that information that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal controls over financial reporting were effective as of December 31, 2016.

Because of our inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On March 2, 2017, ACRC Lender LLC (“ACRC Lender”), a subsidiary of the Company, amended the March 2014 CNB Facility to extend the initial maturity date to March 11, 2018. The initial maturity date of the facility has two one-year extensions, each of which may be exercised at ACRC Lender’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the March 2014 CNB Facility to March 10, 2020.

On March 2, 2017, ACRE Commercial Mortgage 2017-FL3 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an Indenture (the “Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association as trustee, which governs the issuance of approximately $308.8 million principal balance secured floating rate notes (the “Notes”) and $32.4 million of preferred equity in the Issuer.

The Notes are collateralized by interests in a pool of 12 mortgage assets having a total principal balance of approximately $341.2 million (the “Mortgage Assets”). During the reinvestment period ending on March 15, 2019, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of conditions, including receipt of a Rating Agency Confirmation and investor approval of new mortgage assets.

The contribution of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement between ACRC Lender LLC (the "Seller"), a wholly owned subsidiary of the Company and the Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the securitization, the Issuer and Co-Issuer offered and issued the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “Offered Notes”) to a third party.  A wholly owned subsidiary of the Company retained approximately $35.8 million of the Notes and all of the $32.4 million of preferred equity in the Issuer, which totaled $68.2 million.

The aggregate principal balance of the Offered Notes is approximately $272.9 million, and the initial weighted average coupon of the Offered Notes is LIBOR plus 1.85%.  The initial note balance and interest rate of the Offered Notes are as follows ($ in millions):

Class	Initial Note Balance	Interest Rate(1)
Class A	$170.6	LIBOR + 1.20%
Class A-S	$37.5	LIBOR + 1.40%
Class B	$10.2	LIBOR + 2.25%
Class C	$20.5	LIBOR + 3.05%
Class D	$34.1	LIBOR + 4.75%

(1)           The Offered Notes bear interest at variable rates.

After March 15, 2021, the Issuer may redeem the Offered Notes subject to paying a make whole prepayment fee of 1.0% of the then outstanding balance of the Offered Notes. In addition, the Issuer has the right to redeem the Class D Notes, subject to paying a make whole prepayment fee of 1.0% on the Class D Notes, once the Class A Notes, Class A-S Notes, Class B Notes and Class C Notes have been repaid in full.

The proceeds from the issuance of the Offered Notes, net of expenses, were approximately $270.1 million.  The Company used the net proceeds to repay outstanding amounts under its Secured Funding Agreements and for general working capital.

The Notes were offered pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act. The Notes will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2017 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

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

3.	Exhibits.

Exhibit Number		Exhibit Description
2.1	*	Purchase and Sale Agreement, among Ares Commercial Real Estate Corporation and Cornerstone Real Estate Advisers LLC (1)
2.2
Waiver and Amendment to Purchase and Sale Agreement, dates as of September 29, 2016, among Ares Commercial Real Estate Corporation and Barings Real Estate Advisers LLC (formerly known as Cornerstone Real Estate Advisers LLC).

3.1	*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation.(2)
3.2	*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation.(3)
10.1	*	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC.(4)
10.2	*	Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation.(5)
10.3	*	First Amendment to Management Agreement, dated as of September 30, 2013, by and between Ares Commercial Real Estate Corporation and Ares Commercial Real Estate Management LLC.(5)
10.4	*	Second Amendment to Management Agreement dated November 7, 2014 by and between Ares Commercial Real Estate Corporation and Ares Commercial Real Estate Management LLC.(6)
10.5	*	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC.(4)
10.6	*	2012 Equity Incentive Plan.(3)
10.7	*	Form of Restricted Stock Agreement.(7)
10.80	*	Form of Indemnification Agreement with directors and certain officers.(4)
10.90	*	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC.(4)
10.10	*	Registration Rights Agreement, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, Alliant Inc. and The Alliant Company, LLC.(8)
10.11	*
Amended and Restated Master Repurchase and Securities Contract, dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as sellers, and Wells Fargo Bank, National Association, as buyer.(5)

10.12	*
Amended and Restated Custodial Agreement, dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as sellers, and Wells Fargo Bank, National Association, as buyer and custodian.(5)

10.13	*
Amended and Restated Controlled Account Agreement (Waterfall Account), dated as of December 20, 2013, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as debtors, and Wells Fargo Bank, National Association, as secured party and depository bank.(5)

10.14	*	Amended and Restated Pledge and Security Agreement, dated as of December 20, 2013, by ACRC Lender LLC, as pledgor, in favor of Wells Fargo Bank, National Association, as secured party.(5)
10.15	*	Amended and Restated Guarantee Agreement, dated as of December 20, 2013, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Wells Fargo Bank, National Association, as bank.(5)
10.16	*
Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(9)

Exhibit Number		Exhibit Description
10.17	*
General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(9)

10.18	*	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent.(9)
10.19	*
Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(9)

10.20	*
Master Repurchase Agreement, dated as of April 9, 2014, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, Ares Commercial Real Estate Corporation, as guarantor, and UBS Real Estate Securities Inc., as buyer.(10)

10.21	*	Guaranty Agreement, dated as of April 9, 2014, by Ares Commercial Real Estate Corporation in favor of UBS Real Estate Securities Inc.(10)
10.22	*
Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of May 1, 2014, by and among ACRE Capital LLC, Bank of America, N.A., as agent and lender and the other lenders party thereto.(11)

10.23	*
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract dated as of May 29, 2014, among ACRC Lender W LLC and ACRC Lender W TRS LLC and Wells Fargo Bank, National Association.(12)

10.24	*
Amendment No. 1 to Amended and Restated Guarantee Agreement dated as of May 29, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of Wells Fargo Bank, National Association, as buyer.(12)

10.25	*
Credit Agreement, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(13)

10.26	*
General Continuing Guaranty, dated as of July 30, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(13)

10.27	*
Intercompany Subordination Agreement, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(13)

10.28	*	Credit Support Fee Agreement, dated as of July 30, 2014, by and among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Lender LLC and Ares Management LLC.(13)
10.29	*
Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(13)

10.30	*	Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(14)
10.31	*	Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(14)
10.32	*
Indenture dated as of August 15, 2014 among ACRE Commercial Mortgage 2014‑FL2 Ltd, as issuer, ACRE Commercial Mortgage 2014‑FL2 LLC as co‑issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(15)

10.33	*	Mortgage Asset Purchase Agreement dated as of August 15, 2014 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2014‑FL2 Ltd., as issuer, and agreed and acknowledged by the Company.(15)
10.34	*
Amendment No. 1 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of November 24 2014, by and among ACRE Capital LLC, as borrower, Bank of America, N.A., as agent and lender and the other lenders party thereto.(16)

10.35	*	Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer.(17)
10.36	*
Omnibus Amendment To Other Transaction Documents and Reaffirmation of Guaranty, dated as of December 8, 2014, by and among ACRC Lender C LLC, ACRC Lender LLC, Ares Commercial Real Estate Corporation and Citibank, N.A.(17)

10.37	*
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract dated as of December 12, 2014, among ACRC Lender W LLC and ACRC Lender W TRS LLC, as sellers, and Wells Fargo Bank, National Association, as buyer.(18)

Exhibit Number		Exhibit Description
10.38	*
Amendment No. 2 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of February 27, 2015, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto.(19)

10.39	*
Amendment No. 3 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of April 15, 2015, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto.(20)

10.40	*	Bridge Loan Warehousing Credit and Security Agreement, dated as of May 27, 2015, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders.(21)
10.41	*
Guaranty Agreement, dated as of May 27, 2015, by Ares Commercial Real Estate Corporation, in favor of Bank of America, N.A., as Administrative Agent and Lender and for the benefit of the other Lenders.(21)

10.42	*	Pledge and Security Agreement, dated as of May 27, 2015, by and between ACRC Lender LLC and Bank of America, N.A., as Administrative Agent and Lender and for the benefit of the other Lenders.(21)
10.43	*
Amendment No. 2 to Master Repurchase Agreement dated as of October 21, 2015, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, Ares Commercial Real Estate Corporation, as guarantor and UBS Real Estate Securities, Inc., as buyer.(22)

10.44	*
Credit and Guaranty Agreement, dated as of December 9, 2015 by and among Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors, the lenders party thereto, Highbridge Principal Strategies, LLC, as administrative agent and DBD Credit Funding LLC, as collateral agent.(23)

10.45	*
Pledge and Security Agreement, dated as of December 9, 2015 among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC, ACRC Warehouse Holdings LLC and ACRC Lender and DBD Credit Funding LLC, as collateral agent for the lenders.(23)

10.46	*
Negative Pledge Agreement, dated as of December 9, 2015 by Ares Commercial Real Estate Corporation, ACRC KA JV Investor LLC, ACRC Lender LLC, ACRC Champions Investor LLC and ACRE Capital Holdings LLC in favor of DBD Credit Funding LLC, as collateral agent for the lenders.(23)

10.47	*
Amendment No. 5 to Amended and Restated Master Repurchase and Securities Contract and Amended and Restated Guarantee Agreement dated as of December 14, 2015, among ACRC Lender W LLC, ACRC Lender W TRS LLC and Ares Commercial Real Estate Corporation and Wells Fargo Bank, National Association.(24)

10.48	*	Amendment No. 2 to Bridge Loan Warehousing Credit and Security Agreement dated as of February 26, 2016, among ACRC Lender B LLC and Bank Of America, N.A.(25)
10.49	*
Amendment No. 3 to Credit Agreement dated as of February 26, 2016, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto. (25)

10.50	*	Amendment No. 3 to Bridge Loan Warehousing Credit and Security Agreement dated as of May 26, 2016, among ACRC Lender B LLC and Bank of America, N.A. (26)
10.51	*
Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract and Amended and Restated Guarantee Agreement dated as of June 30, 2016, among ACRC Lender W LLC, ACRC Lender W TRS LLC and Ares Commercial Real Estate Corporation and Wells Fargo Bank, National Association. (27)

10.52	*
Amendment No. 5 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of June 30, 2016, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto. (27)

10.53	*
Second Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender. (28)

10.54	*
First Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender. (29)

10.55	*
Amendment No. 2 to Credit Agreement dated as of July 29, 2016, by and among ACRC Lender LLC, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto. (29)

10.56	*
Amendment No. 6 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement dated of July 29, 2016, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto. (29)

10.57	*	Master Repurchase and Securities Contract dated as of August 1, 2016, between ACRC Lender US LLC and U.S. Bank National Association. (29)
10.58	*	Payment Guaranty, dated as of August 1, 2016, by Ares Commercial Real Estate Corporation in favor of U.S. Bank National Association. (29)

Exhibit Number		Exhibit Description
10.59	*
Amended and Restated Bridge Loan Warehousing Credit and Security Agreement, dated as of August 8, 2016, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders. (30)

10.60	*	Amendment to Guaranty, dated as of September 22, 2016, by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer. (31)
10.61	*
Amendment No. 7 to Sixth Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of September 27, 2016, by and among ACRE Capital LLC, Bank of America, N.A., as Agent and Lender and the other Lenders party thereto. (31)

10.62
Assignment and Amendment No. 1 to Custodial Agreement, dated November 2, 2016, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and Wells Fargo Bank, N.A., as Custodian.

10.63
Assignment and Amendment No. 3 to Master Repurchase Agreement, dated November 2, 2016, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, UBS Real Estate Securities, Inc., as assignor, UBS AG, as assignee, and Ares Commercial Real Estate Corporation, as guarantor.

10.64		Assignment and Reaffirmation of Guaranty, dated November 2, 2016, among UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and Ares Commercial Real Estate Corporation, as guarantor.
10.65	*
Amendment No. 3 to Master Repurchase Agreement dated as of December 8, 2016, by and among, ACRC Lender C LLC, Ares Commercial Real Estate Corporation, as Guarantor, and Citibank, N.A., a national banking association, as Buyer. (32)

10.66
Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.

10.67
Reaffirmation and Consent to Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.

21.10	*	Subsidiaries of Ares Commercial Real Estate Corporation
23.10	*	Consent of Ernst & Young LLP
31.10	*	Certification of Co‑Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.20	*	Certification of Co‑Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.30	*	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.10	*	Certification of Co‑Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

*	Previously filed

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-35517) filed on June 29, 2016.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.

(3)	Incorporated by reference to Exhibits 3.2 and 10.1, as applicable, to the Company’s Form S‑8 (File No. 333‑181077), filed on May 1, 2012

(4)	Incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012.

(5)	Incorporated by reference to Exhibit 10.11, 10.12, 10.13, 10.14, 10.15, 10.17 and 10.18 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 17, 2014.

(6)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10‑Q (File No. 001‑35517), filed on November 10, 2014.

(7)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S‑11/A (File No. 333‑176841), filed on April 12, 2012.

(8)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10‑Q (File No. 001‑35517), filed on November 13, 2013.

(9)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014.

(10)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on April 15, 2014.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on May 6, 2014.

(12)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on June 3, 2014.

(13)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.6, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on July 31, 2014.

(14)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on August 18, 2014.

(15)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on August 19, 2014.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on December 1, 2014.

(17)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 12, 2014.

(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on December 18, 2014.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on March 5, 2015.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on April 20, 2015.

(21)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on June 2, 2015.

(22)	Incorporated by reference to Exhibits 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on October 26, 2015.

(23)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 14, 2015.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on December 17, 2015.

(25)	Incorporated by reference to Exhibits 10.52 and 10.53, as applicable, to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (file No. 001-35517), filed on June 1, 2016.

(27)	Incorporated by reference to Exhibit 10.1 and 10.2, as applicable, to the Company’s Form 8-K (file No. 001-35517), filed on July 7, 2016.

(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016

(29)	Incorporated by reference to Exhibit 10.4, 10.6, 10.7, 10.8 and 10.9, as applicable, to the Company’s Form 10Q (File No. 001-35517) filed on August 4, 2016.

(30)    Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on August 11, 2016.

(31)	Incorporated by reference to Exhibit 10.11 and 10.12, as applicable, to the Company’s Form 10Q (File No. 001-35517) filed on November 3, 2016.

(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 12, 2016.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ares Commercial Real Estate Corporation

We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ares Commercial Real Estate Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 7, 2017

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2016	2015
ASSETS
Cash and cash equivalents ($8 and $8 related to consolidated VIEs, respectively)	$47,270	$5,066
Restricted cash	375	13,083
Loans held for investment ($21,514 and $483,572 related to consolidated VIEs, respectively)	1,313,937	1,174,391
Other assets ($203 and $2,695 of interest receivable related to consolidated VIEs, respectively; $35,607 of other receivables related to consolidated VIEs as of December 31, 2015)	12,121	53,191
Assets of discontinued operations	—	133,251
Total assets	$1,373,703	$1,378,982
LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$780,713	$522,775
Secured term loan	149,878	69,762
Commercial mortgage-backed securitization debt (consolidated VIE)	—	61,815
Collateralized loan obligation securitization debt (consolidated VIE)	—	192,528
Due to affiliate	2,699	2,424
Dividends payable	7,406	7,152
Other liabilities ($299 of interest payable related to consolidated VIEs as of December 31, 2015)	3,334	14,507
Liabilities of discontinued operations	—	51,531
Total liabilities	944,030	922,494
Commitments and contingencies (Note 5)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2016 and 2015, 28,482,756 and 28,609,650 shares issued and outstanding at December 31, 2016 and 2015, respectively	283	284
Additional paid-in capital	420,056	421,179
Accumulated deficit	(1,310)	(11,992)
Total stockholders' equity	419,029	409,471
Non-controlling interests in consolidated VIEs	10,644	47,017
Total equity	429,673	456,488
Total liabilities and equity	$1,373,703	$1,378,982

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the years ended December 31,
	2016	2015	2014
Revenue:
Interest income from loans held for investment	$81,963	$86,337	$70,495
Interest expense	(36,856)	(36,342)	(33,637)
Net interest margin	45,107	49,995	36,858
Gain on sale of loans	—	—	680
Total revenue	45,107	49,995	37,538
Expenses:
Management and incentive fees to affiliate	5,956	5,397	5,440
Professional fees	2,228	2,018	2,686
Acquisition and investment pursuit costs	—	—	20
General and administrative expenses	2,801	2,830	3,003
General and administrative expenses reimbursed to affiliate	3,441	3,426	3,400
Total expenses	14,426	13,671	14,549
Income from continuing operations before income taxes	30,681	36,324	22,989
Income tax expense (benefit), including excise tax	230	(11)	240
Net income from continuing operations	30,451	36,335	22,749
Net income from operations of discontinued operations, net of income taxes	4,221	6,985	1,867
Gain on sale of discontinued operations	10,196	—	—
Net income attributable to ACRE	44,868	43,320	24,616
Less: Net income attributable to non-controlling interests	(4,532)	(9,035)	(220)
Net income attributable to common stockholders	$40,336	$34,285	$24,396
Basic earnings per common share:
Continuing operations	$0.91	$0.96	$0.79
Discontinued operations	0.51	0.25	0.07
Net income	$1.42	$1.20	$0.86
Diluted earnings per common share:
Continuing operations	$0.91	$0.95	$0.79
Discontinued operations	0.51	0.24	0.07
Net income	$1.41	$1.20	$0.85
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,461,853	28,501,897	28,459,309
Diluted weighted average shares of common stock outstanding	28,523,306	28,597,568	28,585,022

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2013	28,506,977	$284	$419,405	$(13,473)	$406,216	$—	$406,216
Stock‑based compensation	79,938	—	939	—	939	—	939
Net income	—	—	—	24,396	24,396	220	24,616
Dividends declared	—	—	—	(28,597)	(28,597)	—	(28,597)
Contributions from non‑controlling interests	—	—	—	—	—	77,712	77,712
Balance at December 31, 2014	28,586,915	$284	$420,344	$(17,674)	$402,954	$77,932	$480,886
Stock‑based compensation	22,735	—	835	—	835	—	835
Net income	—	—	—	34,285	34,285	9,035	43,320
Dividends declared	—	—	—	(28,603)	(28,603)	—	(28,603)
Contributions from non-controlling interests	—	—	—	—	—	5,685	5,685
Distributions to non-controlling interests	—	—	—	—	—	(45,635)	(45,635)
Balance at December 31, 2015	28,609,650	$284	$421,179	$(11,992)	$409,471	$47,017	$456,488
Stock‑based compensation	3,022	—	312	—	312	—	312
Repurchase and retirement of common stock	(129,916)	(1)	(1,435)	—	(1,436)	—	(1,436)
Net income	—	—	—	40,336	40,336	4,532	44,868
Dividends declared	—	—	—	(29,654)	(29,654)	—	(29,654)
Contributions from non-controlling interests	—	—	—	—	—	11	11
Distributions to non-controlling interests	—	—	—	—	—	(40,916)	(40,916)
Balance at December 31, 2016	28,482,756	$283	$420,056	$(1,310)	$419,029	$10,644	$429,673

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2016	2015	2014
Operating activities:
Net income	$44,868	$43,320	$24,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Amortization of deferred financing costs	6,439	9,559	9,716
Change in mortgage banking activities	(10,386)	(12,596)	(7,955)
Change in fair value of mortgage servicing rights	6,457	8,798	7,650
Accretion of deferred loan origination fees and costs	(5,924)	(4,979)	(3,661)
Provision for loss sharing	(146)	(1,093)	(1,364)
Cash paid to settle loss sharing obligations	(681)	(2,264)	(2,581)
Originations of mortgage loans held for sale	(639,413)	(681,928)	(497,258)
Sale of mortgage loans held for sale to third parties	571,714	850,816	302,886
Stock-based compensation	312	835	939
Gain on sale of discontinued operations	(10,196)	—	—
Depreciation expense	167	219	160
Deferred tax expense	2,049	2,093	93
Changes in operating assets and liabilities:
Restricted cash	1,415	38,956	(43,811)
Other assets	40,016	20,040	(10,892)
Due to affiliate	380	(77)	(61)
Other liabilities	1,467	3,820	(1,391)
Net cash provided by (used in) operating activities	8,538	275,519	(222,914)
Investing activities:
Issuance of and fundings on loans held for investment	(861,444)	(228,500)	(711,136)
Principal repayment of loans held for investment	721,684	411,740	193,867
Proceeds from sale of a mortgage loan held for sale	—	74,625	80,197
Receipt of origination fees	6,813	1,078	7,082
Proceeds from sale of discontinued operations, net of cash sold	89,981	—	—
Purchases of other assets	(354)	(604)	(1,831)
Payments for acquisition of mortgage servicing rights	—	—	(1,259)
Net cash provided by (used in) investing activities	(43,320)	258,339	(433,080)
Financing activities:
Proceeds from secured funding agreements	1,288,698	345,434	1,143,342
Repayments of secured funding agreements	(1,030,760)	(375,458)	(854,962)
Payment of secured funding costs	(5,563)	(8,013)	(10,841)
Proceeds from issuance of debt of consolidated VIEs	—	—	308,703
Repayments of debt of consolidated VIEs	(255,275)	(272,471)	(175,984)
Payment of offering costs	—	—	(113)
Proceeds from warehouse lines of credit	863,382	804,935	544,011
Repayments of warehouse lines of credit	(795,684)	(973,294)	(350,846)
Proceeds from secured term loan	80,000	75,000	—
Repayment of convertible debt	—	(69,000)	—
Repurchase of common stock	(1,436)	—	—
Dividends paid	(29,400)	(28,597)	(28,577)
Contributions from non-controlling interests	11	5,685	77,712
Distributions to non-controlling interests	(40,916)	(45,635)	—
Net cash provided by (used in) financing activities	73,057	(541,414)	652,445
Change in cash and cash equivalents	38,275	(7,556)	(3,549)
Cash and cash equivalents of continuing operations, beginning of period	5,066	15,045	14,444
Cash and cash equivalents of discontinued operations, beginning of period	3,929	1,506	5,656
Cash and cash equivalents, end of period	$47,270	$8,995	$16,551
Cash and cash equivalents of continuing operations, end of period	$47,270	$5,066	$15,045
Cash and cash equivalents of discontinued operations, end of period	$—	$3,929	$1,506
Supplemental Information:
Interest paid during the period	$30,066	$28,731	$23,870
Income taxes paid during the period	$—	$83	$430
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$7,406	$7,152	$7,147
Notes receivable related to consolidated VIEs	$—	$35,607	$16,116

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2016
(in thousands, except share and per share data, percentages and as otherwise indicated)

1.     ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company primarily engaged in originating and investing in commercial real estate loans and related investments. Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission registered investment adviser and a subsidiary of Ares Management, L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, it has investment professionals strategically located across the United States and Europe who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement (the "Management Agreement").

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Amortization of convertible notes issuance costs and accretion of convertible notes have been reclassified into amortization of deferred financing costs in the consolidated statements of cash flows. As of December 31, 2016, 2015 and 2014, the Company no longer presents amortization of convertible notes issuance costs and accretion of convertible notes in its consolidated statements of cash flows. Additionally, as of December 31, 2014, payments for the acquisition of intangible assets have been reclassified into purchases of other assets in the consolidated statements of cash flows.

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

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short‑term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and statements of cash flows.

Restricted Cash

Restricted cash includes escrow deposits for taxes, insurance, leasing outlays, capital expenditures, tenant security deposits and payments required under certain loan agreements. These escrow deposits are held on behalf of the respective borrowers and are offset by escrow liabilities included in other liabilities in the consolidated balance sheets. Restricted cash also includes deposits required under certain Secured Funding Agreements (each individually defined in Note 4 included in these consolidated financial statements).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash, loans held for investment and interest receivable. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the FDIC‑insured limit. The Company has exposure to credit risk on its loans held for investment. The Company and the Company’s Manager seek to manage credit risk by performing due diligence prior to origination or acquisition and through the use of non‑recourse financing, when and where available and appropriate.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. For the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

Debt Issuance Costs
Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the terms of the respective debt instrument. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense in the Company’s consolidated statements of operations while the unamortized balance on (i) Secured Funding Agreements (each individually defined in Note 4 included in these consolidated financial statements) are included within other assets and (ii) the Secured Term Loan (defined in Note 4 included in these consolidated financial statements) are included as a reduction to the carrying amount of the liability, in the Company’s consolidated balance sheets.

The original issue discount (“OID”) on amounts drawn under the Company’s Secured Term Loan (defined in Note 4 included in these consolidated financial statements) represents a discount to the face amount of the drawn debt obligations. The OID is amortized over the term of the Secured Term Loan using the effective interest method and is included within interest expense in the Company’s consolidated statements of operations while the unamortized balance is a reduction to the carrying amount of the Secured Term Loan in the Company’s consolidated balance sheets.

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

A reconciliation of the Company's interest income from loans held for investment, excluding non-controlling interests, to the Company's interest income from loans held for investment as included within its consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 is as follows ($ in thousands):

	For the years ended December 31,
	2016	2015	2014
Interest income from loans held for investment, excluding non-controlling interests	$77,424	$77,278	$70,188
Interest income from non-controlling interest investment held by third parties	4,539	9,059	307
Interest income from loans held for investment	$81,963	$86,337	$70,495

Net Interest Margin and Interest Expense

Net interest margin within the consolidated statements of operations serves to measure the performance of the Company's loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt, the Secured Term Loan and the 2015 Convertible Notes (individually defined in Note 4 included in these consolidated financial statements) in net interest margin. For the years ended December 31, 2016, 2015 and 2014, interest expense is comprised of the following ($ in thousands):

	For the years ended December 31,
	2016	2015	2014
Secured funding agreements and securitizations debt	$27,856	$29,740	$27,299
Secured term loan	9,000	388	—
Convertible notes	—	6,214	6,338
Interest expense	$36,856	$36,342	$33,637

Income Taxes

The Company has elected and qualified for taxation as a REIT commencing with its taxable year ended December 31, 2012. As a result of the Company’s REIT qualification and its distribution policy, the Company does not generally pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distributes annually at least 90% of the Company’s REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the Company’s stockholders. To the extent that the Company distributes less than 100% of its REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), the Company will pay tax at regular corporate rates on that undistributed portion. Furthermore, if a REIT distributes less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain net income for the calendar year plus any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that the Company's estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

The Company formed two wholly owned subsidiaries, (i) ACRC W TRS in December 2013 and (ii) ACRC U TRS in March 2014, in order to issue and hold certain loans intended for sale. The Company currently owns 100% of the equity of ACRC W TRS and ACRC U TRS. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary (“TRS”) elections were made with respect to ACRC W TRS and ACRC U TRS. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s‑length basis. For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company’s GAAP consolidated earnings recognized by ACRC W TRS and ACRC U TRS.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2016 and 2015, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. ACRC W TRS and ACRC U TRS recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

For the years ended December 31, 2016, 2015 and 2014, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.
Stock‑Based Compensation

The Company recognizes the cost of stock‑based compensation, which is included within general and administrative expenses in the Company's consolidated statements of operations. The fair value of the time vested restricted stock or restricted stock units granted is recorded to expense on a straight‑line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to directors, officers and employees, the fair value is determined based upon the market price of the stock on the grant date.

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted‑average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock and convertible debt, except when doing so would be anti‑dilutive. With respect to the 2015 Convertible Notes, the Company applied the treasury stock method when determining the dilutive impact on earnings per share. The Company presents both basic and diluted earnings per share amounts for continuing operations and discontinued operations. See Note 7 included in these consolidated financial statements for the earnings per share calculations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. Additionally, in December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The application of this guidance is not expected to have a material impact on the Company's consolidated financial statements, primarily because the majority of the Company's revenue is accounted for under FASB ASC Topic 310, Receivables, which is scoped out of this standard.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 2015-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016. The application of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis
(Topic 810). The guidance in this ASU includes amendments to Topic 810, Consolidation. The new guidance modifies the consolidation analysis for limited and general partnerships and similar type entities, as well as variable interests in a VIE, particularly those that have fee arrangements and related party relationships. Additionally, it provides a scope exception to the consolidation guidance for certain entities. The amendments in ASU No. 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods with early adoption permitted. The application of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues and clarifies that in the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow. ASU No. 2016-15 is effective for fiscal years after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The adoption of this ASU will impact the presentation of the statement of cash flows, as well as require additional footnote disclosure to reconcile the balance sheet to the revised cash flow statement presentation.

3.     LOANS HELD FOR INVESTMENT

As of December 31, 2016, the Company's portfolio totaled 31 loans held for investment, excluding 47 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.5 billion and outstanding principal was $1.3 billion, excluding non-controlling interests held by third parties, as of December 31, 2016. During the year ended December 31, 2016, the Company funded approximately $863.5 million of outstanding principal and received repayments of $685.6 million of outstanding principal, excluding non-controlling interests held by third parties as described in more detail in the tables below. Such investments are referred to herein as the Company’s "investment portfolio". As of December 31, 2016, 82.5% of the Company’s loans have London Interbank Offered Rates ("LIBOR") floors, with a weighted average floor of 0.38%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of December 31, 2016 and 2015 ($ in thousands):

	As of December 31, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,181,569	$1,188,425	4.7%	5.7%	1.8
Subordinated debt and preferred equity investments	121,828	123,230	10.7%	11.5%	4.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,303,397	$1,311,655	5.2%	6.3%	2.0

	As of December 31, 2015
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$961,395	$965,578	4.4%	5.1%	1.4
Subordinated debt and preferred equity investments	166,417	168,264	10.6%	11.2%	5.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842	5.3%	6.0%	1.9
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs. The tables above exclude non-controlling interests held by third parties. A reconciliation of the Carrying Amount of loans held for investment portfolio, excluding non-controlling interests held by third parties, to the Carrying Amount of loans held for investment, as included within the Company's consolidated balance sheets is presented below.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2016 and 2015 as weighted by the Outstanding Principal balance of each loan.

A reconciliation of the Company's loans held for investment portfolio, excluding non-controlling interests held by third parties, to the Company's loans held for investment as included within its consolidated balance sheets is as follows ($ in thousands):

	As of December 31, 2016
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,303,397	$1,311,655
Non-controlling interest investment held by third parties	10,540	10,540
Loans held for investment	$1,313,937	$1,322,195

	As of December 31, 2015
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,127,812	$1,133,842
Non-controlling interest investment held by third parties	46,579	46,579
Loans held for investment	$1,174,391	$1,180,421

A more detailed listing of the Company’s investment portfolio, excluding non-controlling interests, based on information available as of December 31, 2016 is as follows ($ in millions, except percentages):

Loan Type		Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Various	(5)	Diversified	$159.2	$158.0	L+4.35%		6.3%	Oct 2018		I/O
Various	(6)	Diversified	98.9	98.2	L+4.75%		6.8%	Oct 2018		I/O
Multifamily		FL	89.7	89.3	L+4.75%		6.1%	Sep 2019		I/O
Retail		IL	75.9	75.8	L+4.00%		5.1%	Aug 2017		I/O
Mixed-use		NY	65.6	65.2	L+4.16%		5.4%	Apr 2019		I/O
Office		TX	63.7	63.0	L+4.30%		5.9%	Dec 2018		I/O
Office		CA	57.5	57.0	L+4.40%		5.7%	Aug 2019		I/O
Hotel		CA	56.0	55.6	L+4.75%		6.2%	Feb 2019		I/O
Office		IL	53.2	52.6	L+3.99%		5.2%	Aug 2019		I/O
Multifamily		FL	45.4	45.1	L+4.75%		6.1%	Sep 2019		I/O
Healthcare		NY	41.6	41.6	L+5.00%		6.1%	Dec 2017	(7)	I/O
Office		FL	38.4	38.4	L+3.65%		4.6%	Oct 2017		I/O
Hotel		NY	36.5	36.3	L+4.75%		6.0%	June 2018		I/O
Hotel		MI	35.2	35.2	L+4.15%		5.1%	July 2017		I/O
Multifamily		MN	34.1	33.8	L+4.75%		6.1%	Oct 2019		I/O
Industrial		OH	32.5	32.4	L+4.20%		5.3%	May 2018		I/O	(8)
Office		OR	30.6	30.5	L+3.75%		4.9%	Oct 2018		I/O
Retail		IL	30.4	30.3	L+3.25%		4.4%	Sep 2018		I/O
Multifamily		NY	29.4	29.3	L+3.75%		5.0%	Oct 2017		I/O
Multifamily		TX	24.9	24.8	L+3.80%		4.7%	Jan 2019		I/O
Multifamily		FL	20.2	20.0	L+4.25%		5.7%	Feb 2019		I/O
Office		PA	19.6	19.4	L+4.70%		6.0%	Mar 2020		I/O
Office		CO	19.5	19.4	L+3.95%		5.2%	Dec 2017		I/O
Multifamily		NY	15.3	15.3	L+3.85%		5.0%	Nov 2017		I/O
Office		CA	15.1	15.1	L+4.50%		5.4%	July 2018		I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily		GA/FL	37.7	37.3	L+11.85%	(9)	12.9%	June 2021		I/O
Multifamily		NY	33.3	33.2	L+8.07%		9.1%	Jan 2019		I/O
Office		NJ	17.0	16.3	12.00%		12.8%	Jan 2026		I/O	(8)
Office		GA	14.3	14.3	9.50%		9.5%	Aug 2017		I/O
Various	(10)	Diversified	11.0	10.8	10.95%		11.7%	Dec 2024		I/O
Office		TX	10.0	9.9	14.00%		14.6%	Dec 2018		I/O
Total/Weighted Average			$1,311.7	$1,303.4			6.3%
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of December 31, 2016 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2016 as weighted by the Outstanding Principal balance of each loan.

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

(5)
The senior mortgage loan, which had an outstanding principal balance of $159.2 million as of December 31, 2016, is collateralized by a portfolio of assets comprised of self-storage, retail and office properties.

(6)
The senior mortgage loan, which had an outstanding principal balance of $98.9 million as of December 31, 2016, is collateralized by a portfolio of assets comprised of self-storage and retail properties.

(7)	In December 2016, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior New York loan to December 2017.

(8)
In May 2017, amortization will begin on the senior Ohio loan, which had an outstanding principal balance of $32.5 million as of December 31, 2016. In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of December 31, 2016. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(9)	The preferred return is L+11.85% with 2.00% as payment-in-kind ("PIK"), to the extent cash flow is not available. There is no capped dollar amount on accrued PIK.

(10)	The preferred equity investment is in an entity whose assets are comprised of multifamily, student housing and medical office properties.

For the years ended December 31, 2016 and 2015, the activity in the Company's loan portfolio was as follows ($ in thousands):

Balance at December 31, 2014	$1,462,584
Initial funding	159,348
Origination fees and discounts, net of costs	(1,078)
Additional funding	70,529
Amortizing payments	(601)
Loan payoffs	(446,745)
Loans sold to third parties (1)	(74,625)
Origination fee accretion	4,979
Balance at December 31, 2015	$1,174,391
Initial funding	830,092
Origination fees and discounts, net of costs	(8,152)
Additional funding	33,366
Amortizing payments	(463)
Loan payoffs	(721,221)
Origination fee accretion	5,924
Balance at December 31, 2016	$1,313,937
______________________________________________________________________________

(1)
In July 2015, the Company sold a loan to a third party that was previously classified as held for investment. At the time of the sale, the loan had an unleveraged effective yield of 4.2% as compared to the 4.9% weighted average unleveraged effective yield for all senior loans held by the Company. No gain or loss was recognized on the sale.

No impairment charges have been recognized during the years ended December 31, 2016, 2015 and 2014.

4.     DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the March 2014 CNB Facility, the July 2014 CNB Facility, the MetLife Facility, the April 2014 UBS Facility, the December 2014 UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the "Secured Funding Agreements") and the Secured Term Loan (defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. The outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of December 31,
	2016				2015
	Outstanding Balance		Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$218,064		$325,000	(1)	$101,473	$225,000
Citibank Facility	302,240		250,000	(2)	112,827	250,000
BAML Facility	77,679		125,000	(3)	—	50,000
March 2014 CNB Facility	—		50,000		—	50,000
July 2014 CNB Facility	—	(4)	—	(4)	66,200	75,000
MetLife Facility	53,130		180,000		109,474	180,000
April 2014 UBS Facility	71,360		140,000		75,558	140,000
December 2014 UBS Facility	—	(5)	—	(5)	57,243	57,243
U.S. Bank Facility	58,240		125,000	(6)	—	—
Secured Term Loan	155,000		155,000		75,000	155,000
Total	$935,713		$1,350,000		$597,775	$1,182,243
______________________________________________________________________________

(1)	In June 2016, the Company amended the Wells Fargo Facility (defined below) to increase the facility's commitment size from $225.0 million to $325.0 million.

(2)
In July 2016, the Company amended the Citibank Facility (defined below) to add an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion.

(3)	In August 2016, the Company amended and restated the existing BAML Facility (defined below) to increase the facility's commitment size from $50.0 million to $125.0 million.

(4)	The July 2014 CNB Facility (defined below) has been repaid in full and its terms were not extended.

(5)	The December 2014 UBS Facility (defined below) has been repaid in full and its terms were not extended.

(6)	In August 2016, the Company entered into a $125.0 million master repurchase and securities contract with U.S. Bank (defined below).

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility arranged by Wells Fargo Bank, National Association ("Wells Fargo") (the “Wells Fargo Facility”), which allows the Company to borrow up to $325.0 million. In June 2016, the Company amended the Wells Fargo Facility to increase the facility's commitment size from $225.0 million to $325.0 million and extend the initial maturity date to December 14, 2017. In December 2014, the Company amended and restated the Wells Fargo Facility to waive the non-utilization fee from December 14, 2014 through April 14, 2015. The Company has two 12-month extensions at its option assuming no existing defaults under the Wells Fargo Facility and applicable extension fees being paid. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. Beginning on December 14, 2015, new advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i ) one-month LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. Advances on loans made prior to December 14, 2015 under the Wells Fargo Facility continue to accrue interest at a per annum rate equal to the sum of (i) 30 day LIBOR plus (ii) a pricing margin range of 2.00% to 2.50%. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the years ended December 31, 2016, 2015 and 2014, the Company incurred a non-utilization fee of $340 thousand, $195 thousand and $213 thousand, respectively.

The Wells Fargo Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2016, the Company was in compliance with all financial covenants of the Wells Fargo Facility.

Citibank Facility

The Company is party to a master repurchase facility (the “Citibank Facility”) with Citibank, N.A. Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank, N.A. in its sole discretion. In July 2016, the Company amended the CitiBank Facility to add an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion. After December 8, 2016, new advances under the Citibank Facility accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.25% to 2.50%, subject to certain exceptions. Advances applicable to assets funded under the Citibank Facility prior to December 8, 2016 accrue interest at a per annum rate equal to 30 day LIBOR plus a pricing margin range of 2.00% to 2.50%. In December 2016, the Company amended the Citibank Facility to extend the initial maturity date to December 10, 2018. The Company has three 12-month extensions at its option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the Citibank Facility to December 8, 2021. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the years ended December 31, 2016, 2015 and 2014, the Company incurred a non-utilization fee of $93 thousand, $369 thousand and $316 thousand, respectively.

The Citibank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2016, the Company was in compliance with all financial covenants of the Citibank Facility.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement (the “BAML Facility”) with Bank of America, N.A. Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America, N.A. may approve the loans on which advances are made under the BAML Facility in its sole discretion. In August 2016, the Company amended and restated the existing BAML Facility to increase the facility's commitment size from $50.0 million to $125.0 million. The Company also amended the BAML Facility so that the Company may obtain advances secured by eligible commercial mortgage loans collateralized by general and affordable multifamily properties. In May 2016, the Company amended the BAML Facility to extend the period during which the Company may request individual loans under the facility to May 25, 2017. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company's option upon the satisfaction of certain conditions and applicable extension fees being paid. In addition, in May 2016, the final maturity date of individual loans under the BAML Facility was extended to May 25, 2020. Advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurs a non-utilization fee of 12.5 basis points on the average daily available balance of the BAML Facility. For the years ended December 31, 2016 and 2015, the Company incurred a non-utilization fee of $52 thousand and $37 thousand, respectively.

The BAML Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events.  The agreements governing the BAML Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after September 30, 2013, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2016, the Company was in compliance with all financial covenants of the BAML Facility.

City National Bank Facilities

March 2014 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”). The Company is permitted to borrow funds under the March 2014 CNB Facility to finance investments and for other working capital and general corporate needs. In February 2016, the Company amended the March 2014 CNB Facility to extend the initial maturity date to March 11, 2017. The Company has one 12-month extension at its option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the March 2014 CNB Facility to March 10, 2018. Advances under the March 2014 CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12 month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the March 2014 CNB Facility is used on average, unused commitments under the March 2014 CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the years ended December 31, 2016, 2015 and 2014, the Company incurred a non-utilization fee of $122 thousand, $177 thousand and $82 thousand, respectively. See Note 15 included in these consolidated financial statements for a subsequent event related to the March 2014 CNB Facility.

The March 2014 CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the March 2014 CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events.  The agreements governing the March 2014 CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2016, the Company was in compliance with all financial covenants of the March 2014 CNB Facility.

July 2014 CNB Facility

The Company and certain of its subsidiaries were party to a $75.0 million revolving funding facility (the “July 2014 CNB Facility” and together with the March 2014 CNB Facility, the "CNB Facilities") with City National Bank. The Company was permitted to borrow funds under the July 2014 CNB Facility to finance investments and for other working capital and general corporate needs. In July 2016, the Company amended the July 2014 CNB Facility to extend the maturity date to September 30, 2016. Advances under the July 2014 CNB Facility accrued interest at a per annum rate equal, at the Company’s option, to either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 1.50% or (b) a base rate (which was the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 0.25%; provided that in no event shall the interest rate be less than 1.50%. Unless at least 75% of the July 2014 CNB Facility was used on average, unused commitments under the July 2014 CNB Facility accrued unused line fees at the rate of 0.125% per annum. For the years ended December 31, 2016, 2015 and 2014, the Company incurred a non-utilization fee of $39 thousand, $4 thousand and $15 thousand, respectively. On September 30, 2016, the July 2014 CNB Facility was repaid in full and its terms were not extended. See Note 10 included in these consolidated financial statements for more information on a credit support fee agreement.

The July 2014 CNB Facility contained various affirmative and negative covenants and provisions regarding events of default that were applicable to the Company and certain of the Company’s subsidiaries, which were normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the July 2014 CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events.  The agreements governing the July 2014 CNB Facility also imposed certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after July 30, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility (the “MetLife Facility”) with Metropolitan Life Insurance Company (“MetLife”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2017, subject to two 12-month extensions at the Company’s option provided that certain conditions are met and applicable extension fees are paid. Advances under the MetLife Facility accrue interest at a per annum rate of one-month LIBOR plus 2.35%. The Company will pay MetLife, if applicable, an annual make-whole fee equal to the amount by which the aggregate price differential paid over the term of the MetLife Facility is less than the defined minimum price differential, unless certain conditions are met.

The MetLife Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default and (d) limitations on dispositions of assets.  The agreements governing the MetLife Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after August 13, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, and (v) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the MetLife Facility, the Company may be required to repay certain amounts under the MetLife Facility. As of December 31, 2016, the Company was in compliance with all financial covenants of the MetLife Facility.

UBS Facilities

April 2014 UBS Facility

The Company and certain of its subsidiaries, are party to a $140.0 million revolving master repurchase facility (the “April 2014 UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The maturity date of the April 2014 UBS Facility is October 21, 2018, subject to annual extensions in UBS' sole discretion. The price differential (or interest rate) on the April 2014 UBS Facility is one-month LIBOR plus (a) 1.88% per annum, for assets that are subject to an advance for one year or less, (b) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years and (c) 2.28% per annum, for assets that are subject to an advance for greater than two years; in each case, excluding amortization of commitment and exit fees. Prior to October 21, 2015, the price differential (or interest rate) on the April 2014 UBS Facility was one-month LIBOR plus 1.88%. Upon termination of the April 2014 UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the April 2014 UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met.

The April 2014 UBS Facility contains margin call provisions that provide UBS with certain rights if the applicable percentage of the aggregate asset value of the purchased assets under the April 2014 UBS Facility is less than the aggregate purchase price for such assets. The April 2014 UBS Facility is fully guaranteed by the Company and requires the Company to maintain certain financial and other covenants including the following: (a) maintaining a ratio of (i) recourse debt to tangible net worth of not more than 3.00 to 1.00 and (ii) total debt to tangible net worth of not more than 4.00 to 1.00, (b) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of net cash proceeds received from all subsequent equity issuances by the Company and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of adjusted-EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) to fixed charges) for the immediately preceding 12-month period ending on the last day of the applicable reporting period of at least 1.25 to 1.00. In addition, the April 2014 UBS Facility contains certain affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. As of December 31, 2016, the Company was in compliance with all financial covenants of the April 2014 UBS Facility.

December 2014 UBS Facility

The Company and certain of its subsidiaries, were party to a global master repurchase agreement (the “December 2014 UBS Facility,” and together with the April 2014 UBS Facility, the "UBS Facilities") with UBS AG, pursuant to which the Company sold, and later repurchased, certain retained subordinate notes in the Company's CMBS securitization for an aggregate purchase price equal to $57.2 million. The scheduled repurchase date of the December 2014 UBS Facility was July 6, 2016. The transaction fee (or interest rate), which was payable monthly on the December 2014 UBS Facility, was equal to one-month LIBOR plus 2.74% per annum on the outstanding amount. On June 17, 2016, the December 2014 UBS Facility was repaid in full and its terms were not extended. See Note 12 included in these consolidated financial statements for information on the termination of the CMBS securitization.

The December 2014 UBS Facility contained margin call provisions that provided UBS AG with certain rights if the applicable percentage of the aggregate asset value of the Purchased Securities was less than the aggregate purchase price for such Purchased Securities. The December 2014 UBS Facility was fully guaranteed by the Company and required the Company to maintain certain financial and other covenants including the following: (a) maintaining a ratio of (i) recourse debt to tangible net worth of not more than 3.00 to 1.00 and (ii) total debt to tangible net worth of not more than 4.00 to 1.00, (b) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of net cash proceeds received from all subsequent equity issuances by the Company and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of adjusted-EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) to fixed charges) for the immediately preceding 12-month period ending on the last day of the applicable reporting period of at least 1.25 to 1.00. In addition, the December 2014 UBS Facility contained certain affirmative and negative covenants and provisions regarding events of default that were normal and customary for similar repurchase facilities.

U.S. Bank Facility

On August 1, 2016, a subsidiary of the Company entered into a $125.0 million master repurchase and securities contract (the "U.S. Bank Facility") with U.S. Bank National Association (“U.S. Bank”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self-storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2019, and the facility is subject to two 12-month extensions at the Company’s option upon the satisfaction of certain conditions, including the payment of an extension fee. Advances under the U.S. Bank Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the year ended December 31, 2016, the Company incurred a non-utilization fee of $77 thousand.

The U.S. Bank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least 80% of the Company's net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after September 30, 2013, (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the U.S. Bank Facility, the Company may be required to repay certain amounts under the U.S. Bank Facility and (k) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity). As of December 31, 2016, the Company was in compliance with all financial covenants of the U.S. Bank Facility.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $155.0 million Credit and Guaranty Agreement (the "Secured Term Loan") with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent. The Company made an initial draw of $75.0 million on December 9, 2015, the closing date. The Company drew the remaining $80.0 million of the Secured Term Loan on September 9, 2016. The Secured Term Loan bears interest at a rate of LIBOR plus 6.0% with a LIBOR floor of 1.0% on drawn amounts. The Secured Term Loan has a maturity date of December 9, 2018. The Company was subject to a monthly non-utilization fee equal to 1.0% per annum on the unused commitment amount during the nine-month commitment period following the closing date for which the $80.0 million of the Secured Term Loan was not utilized. For the years ended December 31, 2016 and 2015, the Company incurred a non-utilization fee of $560 thousand and $51 thousand, respectively. The total original issue discount on the Secured Term Loan draws was $2.3 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. The estimated effective interest rate of the Secured Term Loan, which is equal to LIBOR (subject to a floor of 1.0%) plus the stated rate of 6.0% plus the accretion of the original issue discount and associated costs, was 8.5% and 8.4%, respectively, for the years ended December 31, 2016 and 2015.

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

The Secured Term Loan contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing agreements, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the Secured Term Loan also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2015, plus 80% of the net cash proceeds raised in subsequent equity issuances by the Company, (iii) maintaining an asset coverage ratio greater than 110%, (iv) maintaining an unencumbered asset ratio greater than 120%, (v) limitations on mergers, consolidations, transfers of assets and similar transactions, (vi) maintaining its status as a REIT and (vii) maintaining at least 65% of loans held for investment as senior commercial real estate loans, as measured by the average daily outstanding principal balance of all loans held for investment during a fiscal quarter and as adjusted for non-controlling interests. As of December 31, 2016, the Company was in compliance with all financial covenants of the Secured Term Loan.

2015 Convertible Notes

In December 2012, the Company issued $69.0 million aggregate principal amount of unsecured 7.00% Convertible Senior Notes due 2015 (the "2015 Convertible Notes"). The 2015 Convertible Notes bore interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which was equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% for the year ended December 31, 2015. For the years ended December 31, 2015 and 2014, the interest expense incurred on this indebtedness was $6.2 million and $6.3 million, respectively. The 2015 Convertible Notes matured on December 15, 2015 and were fully repaid at par.

Financing Agreements Maturities

At December 31, 2016, approximate principal maturities of the Company's Financing Agreements are as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	BAML Facility	March 2014 CNB Facility	MetLife Facility	April 2014 UBS Facility	U.S. Bank Facility	Secured Term Loan	Total
2017	$218,064	$—	$—	$—	$53,130	$—	$—	$—	$271,194
2018	—	302,240	77,679	—	—	71,360	—	155,000	606,279
2019	—	—	—	—	—	—	58,240	—	58,240
2020	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—	—
	$218,064	$302,240	$77,679	$—	$53,130	$71,360	$58,240	$155,000	$935,713

5.     COMMITMENTS AND CONTINGENCIES

As of December 31, 2016 and 2015, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of December 31,
	2016	2015
Total commitments	$1,380,805	$1,232,163
Less: funded commitments	(1,311,655)	(1,133,842)
Total unfunded commitments	$69,150	$98,321

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2016, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

6.   EQUITY

Stock Buyback Program

In May 2015, the Company announced that the Company's board of directors authorized the Company to repurchase up to $20.0 million of the Company's outstanding common stock over a period of one year (the "Stock Buyback Program"). In February 2016, the Company's board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017. Purchases made pursuant to the Stock Buyback Program were and will be made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. Repurchases may be suspended or discontinued at any time. In connection with this Stock Buyback Program, in March 2016, the Company entered into a Rule 10b5-1 plan to repurchase shares of the Company’s common stock in accordance with certain parameters set forth in the Stock Buyback Program. During the year ended December 31, 2016, the Company repurchased a total of 129,916 shares of the Company's common stock in the open market for an aggregate purchase price of approximately $1.4 million, including expenses paid. The shares were repurchased at an average price of $11.06 per share, including expenses paid.

Common Stock

There were no shares issued in public or private offerings for the years ended December 31, 2016, 2015 and 2014. See "Equity Incentive Plan" below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of December 31, 2016:

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

The following tables summarize the (i) non-vested shares of restricted stock and (ii) the vesting schedule of shares of restricted stock for the Company's directors and officers and employees of ACRE Capital as of December 31, 2016.

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
Balance at December 31, 2015	16,945	4,686	62,563	84,194
Granted	34,680	—	—	34,680
Vested	(28,834)	(4,686)	(32,182)	(65,702)
Forfeited	(1,277)	—	(30,381)	(31,658)
Balance at December 31, 2016	21,514	—	—	21,514

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Restricted Stock Grants—Employees	Total
2017	16,510	—	—	16,510
2018	3,336	—	—	3,336
2019	1,668	—	—	1,668
2020	—	—	—	—
2021	—	—	—	—
Total	21,514	—	—	21,514

The following table summarizes the restricted stock compensation expense included in general and administrative expenses for ACRE and compensation and benefits for ACRE Capital (which is included in net income from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations), the total fair value of shares vested and the weighted average grant date fair value of the restricted stock granted to the Company's directors and officers and employees of ACRE Capital for the years ended December 31, 2016, 2015 and 2014 ($ in thousands):

	For the years ended December 31,
	2016				2015				2014
	Restricted Stock Grants				Restricted Stock Grants				Restricted Stock Grants
	Directors	Officers	Employees	Total	Directors	Officers	Employees	Total	Directors	Officers	Employees	Total
Compensation expense (1)	$355	$53	$(96)	$312	$330	$106	$399	$835	$445	$106	$388	$939
Total fair value of shares vested (2)	342	54	383	779	313	72	201	586	399	79	56	534
Weighted average grant date fair value	412	—	—	412	299	—	—	299	385	—	944	1,329
______________________________________________________________________________

(1)
Compensation expense for ACRE Capital employees is included in compensation and benefits expense for the years ended December 31, 2016, 2015 and 2014 in the reconciliation of net income from operations of discontinued operations, net of income taxes. See Note 13 included in these consolidated financial statements for more information.

(2)	Based on the closing price of the Company's common stock on the NYSE on each vesting date.

As of December 31, 2016, 2015 and 2014, the total compensation cost related to non-vested awards not yet recognized totaled $180 thousand, $494 thousand and $1.1 million, respectively, and the weighted-average period over which the non-vested awards are expected to be recognized is 1.02 years, 1.59 years and 2.60 years, respectively.

Non-Controlling Interests

The non-controlling interests held by third parties in the Company's consolidated balance sheets represent the equity interests in a limited liability company, ACRC KA Investor LLC ("ACRC KA") that are not owned by the Company. A portion of ACRC KA's consolidated equity and net income are allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of December 31, 2016, ACRC KA's total equity was $21.7 million, of which $11.1 million was owned by the Company and $10.6 million was allocated to non-controlling interests held by third parties. As of December 31, 2015, ACRC KA's total equity was $96.0 million, of which $49.0 million was owned by the Company and $47.0 million was allocated to non-controlling interests held by third parties. See Note 12 included in these consolidated financial statements for more information on ACRC KA.

7.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share from continuing operations and discontinued operations for the years ended December 31, 2016, 2015 and 2014 ($ in thousands, except share and per share data):

	For the years ended December 31,
	2016	2015	2014
Net income from continuing operations, less non-controlling interests	$25,919	$27,300	$22,529
Net income from discontinued operations, including gain on sale of discontinued operations	14,417	6,985	1,867
Divided by:
Basic weighted average shares of common stock outstanding:	28,461,853	28,501,897	28,459,309
Non-vested restricted stock	61,453	95,671	125,713
Diluted weighted average shares of common stock outstanding:	28,523,306	28,597,568	28,585,022
Basic earnings per common share (1):
Continuing operations	$0.91	$0.96	$0.79
Discontinued operations	0.51	0.25	0.07
Net income	$1.42	$1.20	$0.86
Diluted earnings per common share (1):
Continuing operations	$0.91	$0.95	$0.79
Discontinued operations	0.51	0.24	0.07
Net income	$1.41	$1.20	$0.85

(1)
The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the years ended December 31, 2015 and 2014.

8.   INCOME TAX

The Company formed two TRSs, ACRC Lender W TRS LLC and ACRC Lender U TRS LLC, in December 2013 and March 2014, respectively, in order to issue and hold certain loans intended for sale. The income tax provision for the Company and the TRSs consisted of the following for the years ended December 31, 2016, 2015 and 2014 ($ in thousands):

	For the years ended December 31,
	2016	2015	2014
Current	$21	$(11)	$240
Deferred	—	—	—
Excise tax	209	—	—
Total income tax expense (benefit), including excise tax	$230	$(11)	$240

For the year ended December 31, 2016, the Company recorded an expense of $209 thousand for U.S. federal excise tax. Excise tax represents a 4% tax on a portion of the required amount of the Company’s ordinary income and net capital gains not distributed during the year. The annual expense is calculated in accordance with applicable tax regulations.

As of December 31, 2016, tax years 2013 through 2015 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

In accordance with ASC 820-10, the inputs used to measure fair value are summarized in the three broad levels listed below:

•Level 1-Quoted prices in active markets for identical assets or liabilities.

•
Level 2-Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

•
Level 3-Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

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

As of both December 31, 2016 and 2015, the Company did not have any assets or liabilities required to be recorded at fair value on a recurring or nonrecurring basis.

As of December 31, 2016 and 2015, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2016		2015
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,313,937	$1,322,195	$1,174,391	$1,180,421
Financial liabilities:
Secured funding agreements	2	$780,713	$780,713	$522,775	$522,775
Secured term loan	2	149,878	155,000	69,762	75,000
Commercial mortgage-backed securitization debt (consolidated VIE)	3	—	—	61,815	61,856
Collateralized loan obligation securitization debt (consolidated VIE)	3	—	—	192,528	193,419

The carrying values of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses, which are all categorized as Level 2 within the fair value hierarchy, approximate their fair values due to their short-term nature.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (see Note 6 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the year ended December 31, 2016, $348 thousand of incentive fees were incurred. No incentive fees were incurred for the years ended December 31, 2015 and 2014.

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

Certain of the Company’s subsidiaries, along with the Company’s lenders under certain of the Company's Secured Funding Agreements, as well as under the CLO transaction have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”), a Standard & Poor’s-rated commercial special servicer that is included on Standard & Poor’s Select Servicer List. The Company’s Manager will specially service, as needed, certain of the Company’s investments. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries by ACRES or the Manager for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

In September 2013, the Company and ACREM entered into an amendment to the Management Agreement whereby ACREM agreed not to seek reimbursement of restricted costs in excess of $1.0 million per quarter for the quarterly periods between September 30, 2013 through December 31, 2014.

The following table summarizes the related party costs incurred by the Company, related to continuing operations, for the years ended December 31, 2016, 2015 and 2014 and amounts payable to the Company's Manager as of December 31, 2016 and 2015 ($ in thousands):

	Incurred			Payable
	For the years ended December 31,			As of December 31,
	2016	2015	2014	2016	2015
Affiliate Payments
Management fees	$5,608	$5,397	$5,440	$1,549	$1,357
Incentive fees	348	—	—	27	—
General and administrative expenses	3,441	3,426	3,400	1,024	835
Direct costs (1)	848	1,466	756	99	232
Total	$10,245	$10,289	$9,596	$2,699	$2,424
______________________________________________________________________________

(1)     For the years ended December 31, 2016, 2015 and 2014, direct costs incurred are included in (i) general and administrative expenses of $486 thousand, $431 thousand and $478 thousand, respectively and (ii) interest expense of $362 thousand, $1.0 million and $278 thousand, respectively, within the consolidated statements of operations.

Credit Support Fee Agreement

In July 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the July 2014 CNB Facility and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. For the years ended December 31, 2016, 2015 and 2014, the Company incurred a credit support fee of $362 thousand, $1.0 million and $278 thousand, respectively, under the July 2014 CNB Facility which is included within interest expense in the Company's consolidated statements of operations. On September 30, 2016, the July 2014 CNB Facility was repaid in full and its terms were not extended. In conjunction with the repayment in full of the July 2014 CNB Facility, the Credit Support Fee Agreement was terminated. See Note 4 included in these consolidated financial statements for more information on the July 2014 CNB Facility.

11.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2016, 2015 and 2014 ($ in thousands, except per share data):

Date declared	Record date	Payment date	Per share amount	Total amount
November 3, 2016	December 30, 2016	January 17, 2017	$0.26	$7,406
August 4, 2016	September 30, 2016	October 17, 2016	0.26	7,406
May 5, 2016	June 30, 2016	July 15, 2016	0.26	7,413
March 1, 2016	March 31, 2016	April 15, 2016	0.26	7,429
Total cash dividends declared for the year ended December 31, 2016			$1.04	$29,654
November 5, 2015	December 31, 2015	January 19, 2016	$0.25	$7,152
July 30, 2015	September 30, 2015	October 15, 2015	0.25	7,152
May 7, 2015	June 30, 2015	July 15, 2015	0.25	7,152
March 5, 2015	March 31, 2015	April 15, 2015	0.25	7,146
Total cash dividends declared for the year ended December 31, 2015			$1.00	$28,602
November 10, 2014	December 31, 2014	January 15, 2015	$0.25	$7,147
August 6, 2014	September 30, 2014	October 15, 2014	0.25	7,151
May 7, 2014	June 30, 2014	July 16, 2014	0.25	7,151
March 17, 2014	March 31, 2014	April 16, 2014	0.25	7,147
Total cash dividends declared for the year ended December 31, 2014			$1.00	$28,596

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

In connection with the securitization, the Company offered and sold the following classes of certificates: Class A, Class B, Class C and Class D Certificates (collectively, the "Offered Certificates") to third parties pursuant to an offering made privately in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). A wholly owned subsidiary of the Company retained approximately $98.8 million of the certificates. The Company, as the holder of the subordinated classes of the Trust, had the obligation to absorb losses of the Trust, since the Company had a first loss position in the capital structure of the Trust. On June 17, 2016, the Company terminated the Trust, and in connection therewith, exchanged its remaining certificates for the remaining mortgage loans held by the Trust. All of the Offered Certificates of the Trust held by third parties have been repaid in full. As of December 31, 2015, the aggregate principal balance of the Offered Certificates was approximately $61.9 million.
CLO Securitization
On August 15, 2014, ACRE Commercial Mortgage 2014-FL2 Ltd. (the "Issuer") and ACRE Commercial Mortgage 2014-FL2 LLC ("Co-Issuer"), both wholly owned indirect subsidiaries of the Company, entered into an indenture with Wells Fargo as advancing agent and note administrator and Wilmington Trust, National Association as trustee, which governed the issuance of approximately $346.1 million principal balance secured floating rate notes (the "Notes") and $32.7 million of preferred equity in the Issuer. For U.S. federal income tax purposes, the Issuer and Co-Issuer were disregarded entities.

The Notes were collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $378.8 million (the "Mortgage Assets") originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer was governed by a Mortgage Asset Purchase Agreement dated as of August 15, 2014, between ACRC Lender LLC and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes to third parties. A wholly owned subsidiary of the Company retained approximately $37.4 million of the most subordinate Notes and all of the preferred equity in the Issuer. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, had the obligation to absorb losses of the CLO, since the Company had a first loss position in the capital structure of the CLO. On December 16, 2016, the Company terminated the Issuer, and in connection therewith, exchanged its remaining Notes and preferred equity in the Issuer for the remaining mortgage loans held by the Issuer. All of the Notes of the Issuer held by third parties have been repaid in full. As of December 31, 2015, the aggregate principal balance of the Offered Notes was approximately $193.4 million.

Summary of Securitization VIEs

As the directing holder of the CMBS and the CLO, the Company had the ability to direct activities that could significantly impact the Securitization VIEs’ economic performance. If an unrelated third party had the right to unilaterally remove the special servicer, then the Company would not have the power to direct activities that most significantly impact the Securitization VIEs' economic performance. In addition, there were no substantive kick-out rights of any unrelated third party to remove the special servicer without cause. The Company’s subsidiaries, as directing holders, had the ability to remove the special servicer without cause. Based on these factors, the Company was determined to be the primary beneficiary of these Securitization VIEs; thus, the Securitization VIEs were consolidated into the Company’s consolidated financial statements.

 ACRE Capital was designated as primary servicer and ACRES as special servicer of the CMBS and the CLO. ACRES had the power to direct activities during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the Securitization VIEs' economic performance. ACRE Capital and ACRES waived the servicing and special servicing fees and the Company paid its overhead costs, as with other servicing agreements.

The Securitization VIEs consolidated in accordance with FASB ASC Topic 810 were structured as pass through entities that received principal and interest on the underlying collateral and distributed those payments to the certificate and note holders, as applicable. The assets and other instruments held by the Securitization VIEs were restricted and could only be used to fulfill the obligations of the Securitization VIEs. Additionally, the obligations of the Securitization VIEs did not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.

The inclusion of the assets and liabilities of Securitization VIEs of which the Company is deemed the primary beneficiary had no economic effect on the Company. The Company’s exposure to the obligations of Securitization VIEs was generally limited to its investment in these entities. The Company was not obligated to provide, nor had it provided, any financial support for any of these consolidated structures. As such, the risk associated with the Company’s involvement in these Securitization VIEs was limited to the carrying value of its investment in the entity. As of December 31, 2015, the Company’s maximum risk of loss was $168.8 million, which represented the carrying value of its investment in the Securitization VIEs. For the years ended December 31, 2016, 2015 and 2014, the Company incurred interest expense related to the Securitization

VIEs of $3.2 million, $7.6 million and $9.1 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets were comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company’s investment in ACRC KA is considered to be an investment in a VIE. As of both December 31, 2016 and 2015, the Company owned a controlling financial interest of 51.0% of the equity shares in the VIE and the third party institutional investors owned the remaining 49.0% minority financial interest. The preferred equity shares are entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum.

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

As of December 31, 2016 and 2015, the carrying value of the preferred equity investment, which is net of unamortized fees and origination costs, was $21.3 million and $93.9 million, respectively, and is included within loans held for investment in the Company's consolidated balance sheets. The risk associated solely with respect to the Company’s investment in this VIE is limited to the outstanding principal of its investment in the entity. As of December 31, 2016 and 2015, the Company’s maximum risk of loss solely with respect to this investment was $11.0 million and $48.5 million, respectively.

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

The following table presents the carrying value and the maximum exposure to loss of unconsolidated VIEs as of December 31, 2016 and 2015 ($ in thousands):

	As of December 31,
	2016	2015
Carrying value	$37,373	$55,144
Maximum exposure to loss	$37,679	$55,704

13.   DISCONTINUED OPERATIONS

ACRE Capital primarily originated, sold and serviced multifamily and senior-living related loans under programs offered by government-sponsored enterprises ("GSEs"), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation ("Freddie Mac") and by government agencies, such as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital was approved as a Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While ACRE Capital earned little interest income from these activities because it generally only held loans for short periods, ACRE Capital received origination fees when it closed loans and sale premiums when it sold loans. ACRE Capital also retained the rights to service the loans itself, which were known as mortgage servicing rights (“MSRs”), and received fees for such servicing during the life of the loans, which generally lasted 10 years or more.

On September 30, 2016, the Company closed the ACRE Capital Sale for a purchase price of approximately $93 million in accordance with the Agreement dated June 28, 2016.

Discontinued Operations - Financial Summary

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities of discontinued operations that are presented separately in the consolidated balance sheets ($ in thousands):

	As of December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$—	$3,929
Restricted cash	—	17,297
Loans held for sale, at fair value	—	30,612
Mortgage servicing rights, at fair value	—	61,800
Other assets	—	19,613
Assets of discontinued operations	$—	$133,251
LIABILITIES
Warehouse lines of credit	$—	$24,806
Allowance for loss sharing	—	8,969
Due to affiliate	—	234
Other liabilities	—	17,522
Liabilities of discontinued operations	$—	$51,531

Loans Held for Sale

ACRE Capital originated mortgage loans held for sale, which were recorded at fair value and accounted for under FASB ASC Topic 860, Transfers and Servicing. The holding period for loans originated by ACRE Capital was approximately 30 days. The carrying value of the mortgage loans sold was reduced by the value allocated to the associated retained MSRs based on relative fair value at the time of the sale. Gains or losses on sales of mortgage loans were recognized based on the difference between the selling price and the adjusted value of the related mortgage loans sold.

The following information reconciles the net income from operations of discontinued operations, net of income taxes, that are presented separately in the consolidated statements of operations ($ in thousands):

	For the years ended December 31,
	2016	2015	2014
Mortgage banking revenue:
Servicing fees, net	$11,081	$16,051	$16,399
Gains from mortgage banking activities	24,034	27,067	17,492
Provision for loss sharing	146	1,093	1,364
Change in fair value of mortgage servicing rights	(6,457)	(8,798)	(7,650)
Mortgage banking revenue	28,804	35,413	27,605
Expenses:
Management fees to affiliate	446	551	476
Professional fees	718	1,073	1,047
Compensation and benefits	18,108	20,448	18,649
Transaction costs	797	—	—
General and administrative expenses	3,049	3,965	6,249
General and administrative expenses reimbursed to affiliate	622	452	600
Total expenses	23,740	26,489	27,021
Income from operations before income taxes	5,064	8,924	584
Income tax expense (benefit)	843	1,939	(1,283)
Net income from operations of discontinued operations, net of income taxes	$4,221	$6,985	$1,867

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

Mortgage Servicing Rights

When a mortgage loan was sold, ACRE Capital retained the right to service the loan itself and recognized the MSR at fair value. The initial fair value represented expected net cash flows from servicing, as well as interest earnings on escrows and interim cash balances, borrower prepayment penalties, delinquency rates, late charges along with ancillary fees that were discounted at a rate that reflected the credit and liquidity risk of the MSR over the estimated life of the underlying loan. After initial recognition, changes in the MSR fair value are included within net income from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations for the period in which the change occurred.

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

Activity related to MSRs as of and for the years ended December 31, 2016 and 2015 was as follows ($ in thousands):

Balance at December 31, 2014	$58,889
MSRs purchased	549
Additions, following sale of loan	13,267
Changes in fair value	(8,798)
Prepayments and write-offs	(2,107)
Balance at December 31, 2015 (1)	$61,800
MSRs purchased	323
Additions, following sale of loan	10,275
Changes in fair value	(6,457)
Prepayments and write-offs	(3,058)
MSRs included in the ACRE Capital Sale	(62,883)
Balance at December 31, 2016	$—
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

BAML Line of Credit

ACRE Capital was party to a $135.0 million line of credit agreement with Bank of America, N.A. (the “BAML Line of Credit”), which was used to finance mortgage loans originated by ACRE Capital. The stated interest rate on the BAML Line of Credit was LIBOR Daily Floating Rate plus 1.60%. In June 2016, ACRE Capital amended the BAML Line of Credit to extend the maturity date to June 29, 2017. In July 2016, ACRE Capital temporarily increased the BAML Line of Credit from $135.0 million to $175.0 million from July 29, 2016 through August 8, 2016. ACRE Capital incurred a non-utilization fee of 12.5 basis points on the daily available balance of the BAML Line of Credit to the extent less than 40% of the BAML Line of Credit was utilized. For the years ended December 31, 2016, 2015 and 2014, ACRE Capital incurred a non-utilization fee of $80 thousand, $76 thousand and $84 thousand, respectively. As of December 31, 2015, the outstanding balance on the BAML Line of Credit was $24.8 million.

The ASAP Line of Credit and BAML Line of Credit are included in Warehouse Lines of Credit as of December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities of discontinued operations that are presented separately in the Company's consolidated balance sheets.

Allowance for Loss Sharing

When a loan was sold under the Fannie Mae DUS program, ACRE Capital undertook an obligation to partially guarantee the performance of the loan. The date ACRE Capital committed to make a loan to a borrower, a liability for the fair value of the obligation undertaken in issuing the guarantee was recognized. Subsequent to the initial commitment date, ACRE Capital monitored the performance of each loan for events or circumstances which would signal an additional liability to be recognized if there was a probable and estimable loss. The initial fair value of the guarantee was estimated by examining historical loss share experienced in the ACRE Capital Fannie Mae DUS portfolio over the most recent ten-year period. The initial fair value of the guarantee is included within net income from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations. These historical loss shares served as a basis to derive a loss share rate which was then applied to the current ACRE Capital DUS portfolio (net of specifically identified impaired loans that were subject to a separate loss share reserve analysis).

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

According to the Master Loss Sharing Agreement, Fannie Mae would unilaterally increase the amount of the risk-sharing obligation of ACRE Capital with respect to individual loans without regard to a particular Loss Level if (a) the loan did not meet specific underwriting criteria, (b) the loan was defaulted within 12 months after it was purchased by Fannie Mae, or (c) Fannie Mae determined that there was fraud, material misrepresentation or gross negligence by ACRE Capital in its underwriting, closing, delivery or servicing of the loan. Under certain limited circumstances, Fannie Mae required ACRE Capital to absorb 100% of the losses incurred on a loan by requiring ACRE Capital to repurchase the loan.

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

In connection with the Company’s acquisition of ACRE Capital from Alliant, Inc., a Florida corporation, and The Alliant Company, LLC, a Florida limited liability company (the “Sellers”), the Sellers were jointly and severally obligated to (i) fund directly (if permitted) or to reimburse ACRE Capital for amounts due and owing after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing with respect to settlement of certain DUS program mortgage loans originated and serviced by ACRE Capital, subject to certain limitations and (ii) indemnify ACRE Capital for, among other things, certain losses arising from Sellers’ failure to fulfill the funding or reimbursement obligations described above. As of December 31, 2015, the preliminary estimate of the portion of such contributions towards such losses relating to the allowance for loss sharing of ACRE Capital was $377 thousand. Additionally, with respect to the settlement of certain non-designated DUS program mortgage loans originated and serviced by ACRE Capital, the Sellers were jointly and severally obligated to fund directly (if permitted) or to reimburse ACRE Capital in each of the three 12 month periods following the closing date for 80% of amounts due and owed after the closing date to Fannie Mae pursuant to ACRE Capital’s allowance for loss sharing in excess of $2.0 million during such 12 month period; provided that in no event would the Sellers obligations exceed in the aggregate $3.0 million for the entire three year period.

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

A summary of ACRE Capital’s allowance for loss sharing as of and for the years ended December 31, 2016 and 2015 was as follows ($ in thousands):

Balance at December 31, 2014	$12,349
Current period provision for loss sharing	(1,093)
Settlements/Writeoffs	(2,287)
Balance at December 31, 2015 (1)	$8,969
Current period provision for loss sharing	(146)
Settlements/Writeoffs	(788)
Allowance for loss sharing included in the ACRE Capital Sale	(8,035)
Balance at December 31, 2016	$—
_________________________________________________________________________

(1)
Allowance for loss sharing is included in allowance for loss sharing as of December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities of discontinued operations that are presented separately in the Company's consolidated balance sheets.

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

Loan commitments and forward sale commitments

ACRE Capital entered into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan was determined prior to funding. In general, ACRE Capital simultaneously entered into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locked in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor were matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments were considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, were recorded at fair value, with changes in fair value recorded in earnings. For the year ended December 31, 2016, ACRE Capital entered into 49 loan commitments and 49 forward sale commitments. For the year ended December 31, 2015, ACRE Capital entered into 87 loan commitments and 87 forward sale commitments.

As of December 31, 2015, ACRE Capital had 16 loan commitments with a total notional amount of $207.6 million and 24 forward sale commitments with a total notional amount of $237.4 million, with maturities ranging from 25 days to 17 months, that were not designated as hedges in qualifying hedging relationships.

MSR purchase commitments

In March 2015, ACRE Capital entered into a MSR purchase agreement with a third party to purchase the servicing rights for a HUD loan. Under the purchase agreement, the purchase price for the servicing rights was $500 thousand and ACRE Capital assumed the rights to service the loan in October 2015. In July 2015, ACRE Capital entered into a MSR purchase agreement with a third party to purchase the servicing rights for a HUD loan. Under the purchase agreement, the purchase price for the servicing rights was $325 thousand and ACRE Capital assumed the rights to service the loan in March 2016.
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

Income Tax

The Company established a TRS, TRS Holdings, in connection with the acquisition of ACRE Capital. TRS Holdings' income tax provision consisted of the following for the years ended December 31, 2016, 2015 and 2014 ($ in thousands):

	For the years ended December 31,
	2016	2015	2014
Current	$(1,206)	$(154)	$89
Deferred	2,049	2,093	(1,372)
Total income tax expense	$843	$1,939	$(1,283)

Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are presented net by tax jurisdiction and are included within assets or liabilities of discontinued operations in the Company's consolidated balance sheets. As of December 31, 2015, TRS Holdings was in a net deferred tax liability position in the U.S. tax jurisdiction. TRS Holdings was not subject to tax in any foreign tax jurisdiction.

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

The net deferred tax liability is a retained liability of TRS Holdings. As a result of the ACRE Capital Sale, the Company no longer had a net deferred tax liability as of December 31, 2016.

TRS Holdings recognized interest and penalties related to unrecognized tax benefits within net income from operations of discontinued operations, net of income taxes, in the Company's consolidated statements of operations. Accrued interest and penalties for TRS Holdings, if any, were included within liabilities of discontinued operations in the Company's consolidated balance sheets.

The following table is a reconciliation of TRS Holdings' statutory U.S. federal income tax rate to TRS Holdings' effective tax rate for the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	4.4%	3.6%	2.4%
Federal benefit of state tax deduction	(1.5)%	(1.3)%	(0.8)%
Effective tax rate	37.9%	37.3%	36.6%

As of December 31, 2016, tax years 2013 through 2015 remained subject to examination by taxing authorities. TRS Holdings did not have any unrecognized tax benefits.

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

Financial Instruments Reported at Fair Value

ACRE Capital had certain assets and liabilities that were required to be recorded at fair value on a recurring basis in accordance with GAAP. Financial instruments reported at fair value in the Company's consolidated financial statements included MSRs, MSR purchase commitments, loan commitments, forward sale commitments and loans held for sale. See above for more information on MSRs, MSR purchase commitments, loan commitments, forward sale commitments and loans held for sale.

The following table summarizes the levels in the fair value hierarchy into which ACRE Capital’s financial instruments were categorized as of December 31, 2015 ($ in thousands):

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Loans held for sale	$—	$30,612	$—	$30,612
Mortgage servicing rights	—	—	61,800	61,800
Derivative assets:
Loan commitments	—	—	8,450	8,450
Forward sale commitments	—	—	25	25
MSR purchase commitment	—	—	330	330
Derivative liabilities:	—	—
Forward sale commitments	—	—	(1,868)	(1,868)

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

The following table summarizes the significant unobservable inputs ACRE Capital used to value financial instruments categorized within Level 3 as of December 31, 2015 ($ in thousands):

			Unobservable Input
	Fair	Primary			Weighted
Asset Category	Value	Valuation Technique	Input	Range	Average
Mortgage servicing rights	$61,800	Discounted cash flow	Discount rate	8 - 14%	11.1%
Loan commitments and forward sale commitments	$6,607	Discounted cash flow	Discount rate	8 - 12%	8.2%
MSR purchase commitment	$330	Discounted cash flow	Discount rate	8%	8.0%

The table above is not intended to be all-inclusive but instead is intended to capture the significant unobservable inputs relevant to ACRE Capital’s determination of fair values. Changes in market yields, discount rates or EBITDA multiples, each in isolation, may have changed the fair value of the financial instruments. Generally, an increase in market yields or discount rates or a decrease in EBITDA multiples may have resulted in a decrease in the fair value of the financial instruments.

The Company’s management is responsible for the Company’s fair value valuation policies, processes and procedures related to Level 3 financial instruments. The Company’s management reports to the Company’s Chief Financial Officer, who has final authority over the valuation of the Company’s Level 3 financial instruments.

The following table summarizes the change in derivative assets and liabilities classified as Level 3 related to mortgage banking activities as of and for the years ended December 31, 2016, 2015 and 2014 ($ in thousands):

Balance at December 31, 2014	$1,670
Settlements	(23,675)
Realized gains (losses) recorded in net income (1)	22,005
Unrealized gains (losses) recorded in net income (1)	6,937
Balance at December 31, 2015	$6,937
Settlements	(35,680)
Realized gains (losses) recorded in net income (1)	28,743
Unrealized gains (losses) recorded in net income (1)	6,618
Derivative assets and liabilities included in the ACRE Capital Sale	(6,618)
Balance at December 31, 2016	$—

 ______________________________________________________________________________

(1)
Realized and unrealized gains (losses) are included in gains from mortgage banking activities for the years ended December 31, 2016 and 2015 in the reconciliation of net income from operations of discontinued operations, net of income taxes. See above for more information.

See above MSR reconciliation for the changes in MSRs that were classified as Level 3.

As of December 31, 2015, the total carrying value and fair value of ACRE Capital's Warehouse Lines of Credit classified as Level 2 in the fair value hierarchy were both $24.8 million. The Warehouse Lines of Credit were recorded at outstanding principal, which was the Company’s best estimate of the fair value. The carrying values of cash and cash equivalents, restricted cash, due to affiliate liability, allowance for loss sharing and accrued expenses, which are all categorized as Level 2 within the fair value hierarchy, approximate their fair values due to their short-term nature.

Related Party Transactions

The following table summarizes the related party costs incurred by the Company related to discontinued operations for the years ended December 31, 2016, 2015 and 2014 and amounts payable to the Company's Manager as of December 31, 2015 ($ in thousands):

	Incurred			Payable
	For the years ended December 31,			As of
	2016	2015	2014	December 31, 2015
Affiliate Payments
Management fees (1)	$446	$551	$476	$144
General and administrative expenses (1)	622	452	600	84
Direct costs (1)	68	23	145	6
Total	$1,136	$1,026	$1,221	$234

(1)
Related party costs payable are included in due to affiliate as of December 31, 2015 in the reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities of discontinued operations that are presented separately in the Company's consolidated balance sheets. Management fees incurred are included in management fees to affiliate, general and administrative expenses incurred are included in general and administrative expenses reimbursed to affiliate and direct costs incurred are included in general and administrative expenses for the years ended December 31, 2016, 2015 and 2014 in the reconciliation of net income from operations of discontinued operations, net of income taxes.

Costs Associated with Restructuring Activities

During the three months ended March 31, 2014, the Company began restructuring and relocating certain ACRE Capital support services in order to centralize the ACRE Capital platform into one location, including the asset management team and leadership. For the years ended December 31, 2015 and 2014, ACRE Capital incurred restructuring costs of $44 thousand and $799 thousand, respectively. The restructuring costs are included in general and administrative expenses for the years ended December 31, 2015 and 2014 in the reconciliation of net income from operations of discontinued operations, net of income taxes.

The table below presents a reconciliation of the liability attributable to restructuring costs incurred by ACRE Capital as of and for the year ended December 31, 2015 ($ in thousands):

Employee Termination Costs
Balance at December 31, 2014	$225
Accruals	44
Payments	(269)
Balance at December 31, 2015	$—

The employee termination costs above are associated with employee severance compensation, retention bonuses and guaranteed bonuses to certain key employees, insurance and outplacement. The costs incurred above are included within net income from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations. As of December 31, 2014, the restructuring was complete and all costs were measured; however, the Company recognized restructuring costs through the first quarter of 2015. This measurement included employee costs for employees that were required to render service (beyond a minimum retention period) in order to receive the termination benefits; the Company recognized a liability ratably over the service period.

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company's quarterly financial results for each quarter for the years ended December 31, 2016 and 2015 ($ in thousands, except per share data):

	For the three month period ended,
	March 31	June 30	September 30	December 31
2016:
Total revenue	$10,225	$10,514	$11,758	$12,610
Net income attributable to ACRE	$6,425	$9,981	$19,741	$8,721
Net income attributable to common stockholders	$5,136	$8,693	$18,442	$8,065
Net income per common share-Basic	$0.18	$0.31	$0.65	$0.28
Net income per common share-Diluted	$0.18	$0.31	$0.65	$0.28
2015:
Total revenue	$12,992	$12,311	$12,242	$12,450
Net income attributable to ACRE	$9,295	$11,263	$11,710	$11,052
Net income attributable to common stockholders	$7,062	$8,967	$9,379	$8,877
Net income per common share-Basic	$0.25	$0.31	$0.33	$0.31
Net income per common share-Diluted	$0.25	$0.31	$0.33	$0.31

15.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2016, except as disclosed below.
On January 9, 2017, the Company originated a $31.4 million senior mortgage loan on a multifamily property located in New York. At closing, the outstanding principal balance was approximately $31.4 million. The loan has an interest rate of LIBOR plus 4.55% (plus fees) and an initial term of two years.
On February 14, 2017, the Company originated a $24.1 million senior mortgage loan on a student housing property located in Alabama. At closing, the outstanding principal balance was approximately $24.1 million. The loan has an interest rate of LIBOR plus 4.45% (plus fees) and an initial term of three years.

On February 16, 2017, the Company originated a $24.4 million senior mortgage loan on a multifamily property located in California. At closing, the outstanding principal balance was approximately $20.8 million. The loan has an interest rate of LIBOR plus 3.90% (plus fees) and an initial term of four years.

On March 1, 2017, the Company originated a $53.8 million senior mortgage loan on a multifamily property located in Florida. At closing, the outstanding principal balance was approximately $53.8 million. The loan has an interest rate of LIBOR plus 3.65% (plus fees) and an initial term of four years.

On March 2, 2017, ACRC Lender LLC (“ACRC Lender”), a subsidiary of the Company, amended the March 2014 CNB Facility to extend the initial maturity date to March 11, 2018. The initial maturity date of the facility has two one-year extensions, each of which may be exercised at ACRC Lender’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the March 2014 CNB Facility to March 10, 2020.

On March 2, 2017, ACRE Commercial Mortgage 2017-FL3 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC, both wholly owned indirect subsidiaries of the Company, issued approximately $272.9 million principal balance secured floating rate notes (the “Offered Notes”) to a third party. The Company is retaining (through one of its wholly owned subsidiaries) approximately $68.2 million of the non-investment grade notes (together with the Offered Notes, the “Notes”) and the preferred equity of the Issuer, which notes and preferred equity were not offered to investors. The Notes are collateralized by interests in a pool of twelve mortgage assets having a total principal balance of approximately $341.2 million.

On March 7, 2017, the Company declared a cash dividend of $0.27 per common share for the first quarter of 2017. The first quarter 2017 dividend is payable on April 17, 2017 to common stockholders of record as of March 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated:	March 7, 2017	By:	/s/ John Jardine
John Jardine
Co-Chief Executive Officer, Director and President (Principal Executive Officer)

Dated:	March 7, 2017	By:	/s/ Robert L. Rosen
Robert L. Rosen
Interim Co-Chief Executive Officer and Chairman (Principal Executive Officer)

Dated:	March 7, 2017	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Jardine	March 7, 2017
John Jardine Co-Chief Executive Officer, Director and President (Principal Executive Officer)
By:	/s/ Robert L. Rosen	March 7, 2017
Robert L. Rosen Interim Co-Chief Executive Officer and Chairman (Principal Executive Officer)
By:	/s/ Tae-Sik Yoon	March 7, 2017
Tae-Sik Yoon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
By:	/s/ Rand April	March 7, 2017
Rand April Director
By:	/s/ Michael J Arougheti	March 7, 2017
Michael J Arougheti Director
By:	/s/ Caroline E. Blakely	March 7, 2017
Caroline E. Blakely Director
By:	/s/ William Browning	March 7, 2017
William Browning Director
By:	/s/ John Hope Bryant	March 7, 2017
John Hope Bryant Director
By:	/s/ James Skinner	March 7, 2017
James Skinner Director