Form 10-Q
period 2017-03-31
Ares Commercial Real Estate Corp
filed 2017-05-02
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common stock, $0.01 par value	28,482,756

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents ($8 related to consolidated VIEs as of December 31, 2016)	$44,400	$47,270
Restricted cash	380	375
Loans held for investment ($341,158 and $21,514 related to consolidated VIEs, respectively)	1,372,078	1,313,937
Other assets ($865 and $203 of interest receivable related to consolidated VIEs, respectively)	12,142	12,121
Total assets	$1,429,000	$1,373,703
LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$576,506	$780,713
Secured term loan	150,486	149,878
Collateralized loan obligation securitization debt (consolidated VIE)	270,242	—
Due to affiliate	2,855	2,699
Dividends payable	7,690	7,406
Other liabilities ($339 of interest payable related to consolidated VIEs as of March 31, 2017)	3,331	3,334
Total liabilities	1,011,110	944,030
Commitments and contingencies (Note 5)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2017 and December 31, 2016, 28,482,756 shares issued and outstanding at March 31, 2017 and December 31, 2016	283	283
Additional paid-in capital	420,154	420,056
Accumulated deficit	(2,547)	(1,310)
Total stockholders' equity	417,890	419,029
Non-controlling interests in consolidated VIEs	—	10,644
Total equity	417,890	429,673
Total liabilities and equity	$1,429,000	$1,373,703

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$21,127	$18,750
Interest expense	(10,788)	(8,525)
Net interest margin	10,339	10,225
Expenses:
Management and incentive fees to affiliate	1,812	1,352
Professional fees	391	490
General and administrative expenses	642	723
General and administrative expenses reimbursed to affiliate	948	897
Total expenses	3,793	3,462
Income from continuing operations before income taxes	6,546	6,763
Income tax expense, including excise tax	68	4
Net income from continuing operations	6,478	6,759
Net loss from operations of discontinued operations, net of income taxes	—	(334)
Net income attributable to ACRE	6,478	6,425
Less: Net income attributable to non-controlling interests	(25)	(1,289)
Net income attributable to common stockholders	$6,453	$5,136
Basic earnings per common share:
Continuing operations	$0.23	$0.19
Discontinued operations	—	(0.01)
Net income	$0.23	$0.18
Diluted earnings per common share:
Continuing operations	$0.23	$0.19
Discontinued operations	—	(0.01)
Net income	$0.23	$0.18
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,468,819	28,529,328
Diluted weighted average shares of common stock outstanding	28,482,756	28,602,054
Dividends declared per share of common stock	$0.27	$0.26

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2016	28,482,756	$283	$420,056	$(1,310)	$419,029	$10,644	$429,673
Stock‑based compensation	—	—	98	—	98	—	98
Net income	—	—	—	6,453	6,453	25	6,478
Dividends declared	—	—	—	(7,690)	(7,690)	—	(7,690)
Contributions from non-controlling interests	—	—	—	—	—	12	12
Distributions to non-controlling interests	—	—	—	—	—	(10,681)	(10,681)
Balance at March 31, 2017	28,482,756	$283	$420,154	$(2,547)	$417,890	$—	$417,890

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net income	$6,478	$6,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Amortization of deferred financing costs	1,733	1,534
Change in mortgage banking activities	—	277
Change in fair value of mortgage servicing rights	—	1,848
Accretion of deferred loan origination fees and costs	(1,454)	(953)
Provision for loss sharing	—	(228)
Originations of mortgage loans held for sale	—	(169,886)
Sale of mortgage loans held for sale to third parties	—	145,114
Stock-based compensation	98	162
Depreciation expense	—	55
Deferred tax benefit	—	(477)
Changes in operating assets and liabilities:
Restricted cash	(5)	2,687
Other assets	(582)	36,696
Due to affiliate	156	13
Other liabilities	(221)	(5,459)
Net cash provided by (used in) operating activities	6,203	17,808
Investing activities:
Issuance of and fundings on loans held for investment	(133,461)	(108,054)
Principal repayment of loans held for investment	75,518	47,850
Receipt of origination fees	1,256	680
Purchases of other assets	—	(339)
Net cash provided by (used in) investing activities	(56,687)	(59,863)
Financing activities:
Proceeds from secured funding agreements	88,850	204,190
Repayments of secured funding agreements	(293,057)	(111,568)
Payment of secured funding costs	(3,031)	(161)
Proceeds from issuance of debt of consolidated VIEs	272,927	—
Repayments of debt of consolidated VIEs	—	(69,212)
Proceeds from warehouse lines of credit	—	191,226
Repayments of warehouse lines of credit	—	(166,454)
Repurchase of common stock	—	(358)
Dividends paid	(7,406)	(7,152)
Contributions from non-controlling interests	12	2
Distributions to non-controlling interests	(10,681)	(1,289)
Net cash provided by (used in) financing activities	47,614	39,224
Change in cash and cash equivalents	(2,870)	(2,831)
Cash and cash equivalents of continuing operations, beginning of period	47,270	5,066
Cash and cash equivalents of discontinued operations, beginning of period	—	3,929
Cash and cash equivalents, end of period	$44,400	$6,164
Cash and cash equivalents of continuing operations, end of period	$44,400	$4,311
Cash and cash equivalents of discontinued operations, end of period	$—	$1,853

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2017
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

The Company is primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments, including commercial mortgage backed securities. These investments are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior-living, self-storage and other commercial real estate properties, or by ownership interests therein.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC.

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

Interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2017.

Discontinued Operations

As discussed in Note 1 included in these consolidated financial statements, the Company completed the ACRE Capital Sale on September 30, 2016. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20, Presentation of Financial Statements - Discontinued Operations, defines the criteria required for a disposal transaction to qualify for reporting as a discontinued operation. The Company determined that the ACRE Capital Sale met the criteria for discontinued operations. As a result, the operating results of ACRE Capital, which formerly comprised the Mortgage Banking segment, are presented separately in the Company’s consolidated financial statements as discontinued operations for the three months ended March 31, 2016. The operating results of discontinued operations are included in the line item “Net loss from operations of discontinued operations, net of income taxes” in the consolidated statements of operations for the three months ended March 31, 2016. Summarized financial information for the discontinued Mortgage Banking segment is shown in Note 13 included in these consolidated financial statements.

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

Reclassifications

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of March 31, 2017 and December 31, 2016, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the terms of the respective debt instrument. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense in the Company’s consolidated statements of operations while the unamortized balance on (i) Secured Funding Agreements (each individually defined in Note 4 included in these consolidated financial statements) are included within other assets and both (ii) the Secured Term Loan (defined in Note 4 included in these consolidated financial statements) and (iii) debt securitizations are included as a reduction to the carrying amount of the liability, in the Company’s consolidated balance sheets.

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

A reconciliation of the Company's interest income from loans held for investment, excluding non-controlling interests, to the Company's interest income from loans held for investment as included within its consolidated statements of operations for the three months ended March 31, 2017 and 2016 is as follows ($ in thousands):

	For the three months ended March 31,
	2017	2016
Interest income from loans held for investment, excluding non-controlling interests	$21,092	$17,461
Interest income from non-controlling interest investment held by third parties	35	1,289
Interest income from loans held for investment	$21,127	$18,750

Net Interest Margin and Interest Expense
Net interest margin within the consolidated statements of operations serves to measure the performance of the Company's loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt and the Secured Term Loan (individually defined in Note 4 included in these consolidated financial statements) in net interest margin. For the three months ended March 31, 2017 and 2016, interest expense is comprised of the following ($ in thousands):

	For the three months ended March 31,
	2017	2016
Secured funding agreements and securitizations debt	$7,468	$6,768
Secured term loan	3,320	1,757
Interest expense	$10,788	$8,525
Comprehensive Income
For the three months ended March 31, 2017 and 2016, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update on clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The application of this guidance is not expected to have a material impact on the Company's consolidated financial statements, primarily because the majority of the Company's revenue is accounted for under FASB ASC Topic 310, Receivables, which is scoped out of this standard.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The adoption of this ASU will impact the presentation of the statement of cash flows, as well as require additional footnote disclosure to reconcile the balance sheet to the revised cash flow statement presentation.

3.   LOANS HELD FOR INVESTMENT

As of March 31, 2017, the Company's portfolio totaled 32 loans held for investment, excluding 50 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.5 billion and outstanding principal was $1.4 billion as of March 31, 2017. During the three months ended March 31, 2017, the Company funded approximately $133.5 million of outstanding principal and received repayments of $65.0 million of outstanding principal, excluding non-controlling interests held by third parties, as described in more detail in the tables below. Such investments are referred to herein as the Company’s "investment portfolio." As of March 31, 2017, 86.9% of the Company’s loans have London Interbank Offered Rates ("LIBOR") floors, with a weighted average floor of 0.42%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2017 and December 31, 2016 ($ in thousands):

	As of March 31, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,259,843	$1,266,746	4.7%	5.9%	1.8
Subordinated debt and preferred equity investments	112,235	113,392	10.7%	11.7%	3.5
Total loans held for investment portfolio	$1,372,078	$1,380,138	5.2%	6.4%	1.9

	As of December 31, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,181,569	$1,188,425	4.7%	5.7%	1.8
Subordinated debt and preferred equity investments	121,828	123,230	10.7%	11.5%	4.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties) (3)	$1,303,397	$1,311,655	5.2%	6.3%	2.0
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2017 and December 31, 2016 as weighted by the Outstanding Principal balance of each loan.

(3)
The table above as of December 31, 2016 excludes non-controlling interests held by third parties. A reconciliation of the Carrying Amount of loans held for investment portfolio, excluding non-controlling interests held by third parties, to the Carrying Amount of loans held for investment, as included within the Company's consolidated balance sheets, is presented below.

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

As of March 31, 2017, there were no non-controlling interests held by third parties.

A more detailed listing of the Company’s investment portfolio based on information available as of March 31, 2017 is as follows ($ in millions, except percentages):

Loan Type		Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Various	(5)	Diversified	$159.2	$158.3	L+4.35%		6.5%	Oct 2018	(5)	I/O
Various	(6)	Diversified	98.9	98.4	L+4.75%		7.0%	Oct 2018	(6)	I/O
Multifamily		FL	89.7	89.3	L+4.75%		6.3%	Sep 2019		I/O
Retail		IL	75.9	75.8	L+4.00%		5.4%	Aug 2017		I/O
Mixed-use		NY	65.6	65.3	L+4.16%		5.6%	Apr 2019		I/O
Office		TX	63.7	63.1	L+4.30%		6.2%	Dec 2018		I/O
Office		CA	57.7	57.2	L+4.40%		6.0%	Aug 2019		I/O
Hotel		CA	56.0	55.7	L+4.75%		6.4%	Feb 2019		I/O
Multifamily		FL	53.7	53.2	L+3.65%		5.0%	Mar 2021		I/O
Office		IL	53.2	52.7	L+3.99%		5.4%	Aug 2019		I/O
Multifamily		FL	45.4	45.2	L+4.75%		6.3%	Sep 2019		I/O
Healthcare		NY	41.6	41.6	L+5.00%		6.0%	Dec 2017		I/O
Hotel		NY	36.9	36.7	L+4.75%		6.2%	June 2018		I/O
Hotel		MI	35.2	35.2	L+4.15%		5.3%	July 2017		I/O
Multifamily		MN	34.1	33.8	L+4.75%		6.3%	Oct 2019		I/O
Industrial		OH	32.5	32.5	L+4.20%		5.5%	May 2018		I/O	(7)
Multifamily		NY	31.4	31.1	L+4.55%		6.0%	Feb 2019		I/O
Office		OR	30.7	30.6	L+3.75%		5.1%	Oct 2018		I/O
Retail		IL	30.5	30.4	L+3.25%		4.6%	Sep 2018		I/O
Multifamily		NY	29.4	29.3	L+3.75%		5.2%	Oct 2017		I/O
Multifamily		TX	25.7	25.6	L+3.80%		5.0%	Jan 2019		I/O
Student Housing		AL	24.1	23.9	L+4.45%		6.0%	Feb 2020		I/O
Multifamily		CA	20.8	20.6	L+3.90%		5.3%	Mar 2021		I/O
Multifamily		FL	20.4	20.3	L+4.25%		5.9%	Feb 2019		I/O
Office		PA	19.6	19.4	L+4.70%		6.2%	Mar 2020		I/O
Office		CO	19.5	19.4	L+3.95%		5.4%	Dec 2017		I/O
Multifamily		NY	15.3	15.3	L+3.85%		5.2%	Nov 2017		I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily		GA/FL	38.8	38.5	L+11.85%	(8)	13.1%	June 2021		I/O
Multifamily		NY	33.3	33.2	L+8.07%		9.3%	Jan 2019		I/O
Office		NJ	17.0	16.3	12.00%		12.8%	Jan 2026		I/O	(7)
Office		GA	14.3	14.3	9.50%		9.5%	Aug 2017		I/O
Office		TX	10.0	9.9	14.00%		15.2%	Dec 2018		I/O
Total/Weighted Average			$1,380.1	$1,372.1			6.4%
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of March 31, 2017 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2017 as weighted by the Outstanding Principal balance of each loan.

(3)
Certain loans are subject to contractual extension options that vary between one and two 12-month extensions and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.

(4)	I/O = interest only, P/I = principal and interest.

(5)
The senior mortgage loan is collateralized by a portfolio of self-storage, retail and office properties.  The total principal balance of the senior mortgage loan is $159.2 million as of March 31, 2017, of which $122.3 million is allocable to the self-storage properties and $36.9 million is allocable to the retail and office properties (which amount with respect to the retail and office properties, among other payments, is due prior to the October 2018 stated maturity date).

(6)
The senior mortgage loan is collateralized by a portfolio of self-storage and retail properties.  The total principal balance of the senior mortgage loan is $98.9 million as of March 31, 2017, of which $72.4 million is allocable to the self-storage properties and $26.5 million is allocable to the retail properties (which amount with respect to the retail properties, among other payments, is due prior to the October 2018 stated maturity date).

(7)
In May 2017, amortization will begin on the senior Ohio loan, which had an outstanding principal balance of $32.5 million as of March 31, 2017. In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of March 31, 2017. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(8)	The preferred return is L+11.85% with 2.00% as payment-in-kind ("PIK"), to the extent cash flow is not available. There is no capped dollar amount on accrued PIK.

The Company has made, and may continue to make, modifications to loans. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis.

For the three months ended March 31, 2017, the activity in the Company's loan portfolio was as follows ($ in thousands):

Balance at December 31, 2016	$1,313,937
Initial funding	130,030
Origination fees and discounts, net of costs	(1,256)
Additional funding	3,431
Loan payoffs	(75,518)
Origination fee accretion	1,454
Balance at March 31, 2017	$1,372,078

No impairment charges have been recognized during the three months ended March 31, 2017 and 2016.

4.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the March 2014 CNB Facility, the MetLife Facility, the April 2014 UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the "Secured Funding Agreements") and the Secured Term Loan (defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of March 31, 2017 and December 31, 2016, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	March 31, 2017			December 31, 2016
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$275,417	$325,000		$218,064	$325,000
Citibank Facility	153,439	250,000	(1)	302,240	250,000	(1)
BAML Facility	36,280	125,000		77,679	125,000
March 2014 CNB Facility	—	50,000		—	50,000
MetLife Facility	53,130	180,000		53,130	180,000
April 2014 UBS Facility	—	140,000		71,360	140,000
U.S. Bank Facility	58,240	125,000		58,240	125,000
Secured Term Loan	155,000	155,000		155,000	155,000
Total	$731,506	$1,350,000		$935,713	$1,350,000
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

Wells Fargo Facility

The Company is party to a master repurchase funding facility arranged by Wells Fargo Bank, National Association ("Wells Fargo") (the “Wells Fargo Facility”), which allows the Company to borrow up to $325.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is December 14, 2017. The Company has two 12-month extensions at its option assuming no existing defaults under the Wells Fargo Facility and applicable extension fees being paid. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) one-month LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three months ended March 31, 2017 and 2016, the Company incurred a non-utilization fee of $9 thousand and $66 thousand, respectively. See Note 14 included in these consolidated financial statements for a subsequent event related to the Wells Fargo Facility.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility (the “Citibank Facility”) with Citibank, N.A. Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank, N.A. in its sole discretion. In July 2016, the Company amended the Citibank Facility to add an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion. Advances under the Citibank Facility accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.25% to 2.50%, subject to certain exceptions. Advances applicable to assets funded under the Citibank Facility prior to December 8, 2016 accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.00% to 2.50%. The initial maturity date of the Citibank Facility is December 10, 2018. The Company has three 12-month extensions at its option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if exercised, would extend the final maturity of the Citibank Facility to December 8, 2021. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the three months ended March 31, 2017 and 2016, the Company incurred a non-utilization fee of $20 thousand and $68 thousand, respectively.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement (the “BAML Facility”) with Bank of America, N.A. Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America, N.A. may approve the loans on which advances are made under the BAML Facility in its sole discretion. The Company may request individual loans under the facility until May 25, 2017. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company's option upon the satisfaction of certain conditions and applicable extension fees being paid. The final maturity date of individual loans under the BAML Facility is May 25, 2020. Advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurs a non-utilization fee of 12.5 basis points on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility is utilized. For the three months ended March 31, 2017 and 2016, the Company incurred a non-utilization fee of $9 thousand and $16 thousand, respectively.

 March 2014 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”). The Company is permitted to borrow funds under the March 2014 CNB Facility to finance investments and for other working capital and general corporate needs. In March 2017, the Company amended the March 2014 CNB Facility to extend the initial maturity date to March 11, 2018. The Company has two one-year extensions, each of which may be exercised at the Company's option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the March 2014 CNB Facility to March 10, 2020. Advances under the March 2014 CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12 month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the March 2014 CNB Facility is used on average, unused commitments under the March 2014 CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three months ended March 31, 2017 and 2016, the Company incurred a non-utilization fee of $47 thousand and $43 thousand, respectively.

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

April 2014 UBS Facility

The Company and certain of its subsidiaries are party to a $140.0 million revolving master repurchase facility (the “April 2014 UBS Facility”) with UBS Real Estate Securities Inc. (“UBS”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The maturity date of the April 2014 UBS Facility is October 21, 2018, subject to annual extensions in UBS' sole discretion. The price differential (or interest rate) on the April 2014 UBS Facility is one-month LIBOR plus (a) 1.88% per annum, for assets that are subject to an advance for one year or less, (b) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years and (c) 2.28% per annum, for assets that are subject to an advance for greater than two years; in each case, excluding amortization of commitment and exit fees. Upon termination of the April 2014 UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the April 2014 UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met.

U.S. Bank Facility

A subsidiary of the Company is party to a $125.0 million master repurchase and securities contract (the "U.S. Bank Facility") with U.S. Bank National Association (“U.S. Bank”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self-storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2019, and the facility is subject to two 12-month extensions at the Company’s option upon the satisfaction of certain conditions, including the payment of an extension fee. Advances under the U.S. Bank Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the three months ended March 31, 2017, the Company incurred a non-utilization fee of $42 thousand. For the three months ended March 31, 2016, the Company did not incur a non-utilization fee.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $155.0 million Credit and Guaranty Agreement (the "Secured Term Loan") with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent. The Company made an initial draw of $75.0 million on December 9, 2015, the closing date. The Company drew the remaining $80.0 million of the Secured Term Loan on September 9, 2016. The Secured Term Loan bears interest at a rate of LIBOR plus 6.0% with a LIBOR floor of 1.0% on drawn amounts. The Secured Term Loan has a maturity date of December 9, 2018. The Company was subject to a monthly non-utilization fee equal to 1.0% per annum on the unused commitment amount during the nine-month commitment period following the closing date for which the $80.0 million of the Secured Term Loan was not utilized. For the three months ended March 31, 2017, the Company did not incur a non-utilization fee. For the three months ended March 31, 2016, the Company incurred a non-utilization fee of $202 thousand. The total original issue discount on the Secured Term Loan draws was $2.3 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. The estimated effective interest rate of the Secured Term Loan, which is equal to LIBOR (subject to a floor of 1.0%) plus the stated rate of 6.0% plus the accretion of the original issue discount and associated costs, was 8.5% for the three months ended March 31, 2017 and 2016.

5.     COMMITMENTS AND CONTINGENCIES

As of March 31, 2017 and December 31, 2016, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	March 31, 2017	December 31, 2016
Total commitments	$1,445,282	$1,380,805
Less: funded commitments	(1,380,138)	(1,311,655)
Total unfunded commitments	$65,144	$69,150

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of March 31, 2017, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

6.   EQUITY

Stock Buyback Program

In May 2015, the Company announced that the Company's board of directors authorized the Company to repurchase up to $20.0 million of the Company's outstanding common stock over a period of one year (the "Stock Buyback Program"). In February 2016, the Company's board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017, which was not extended.

Common Stock

There were no shares issued in public or private offerings for the three months ended March 31, 2017. See "Equity Incentive Plan" below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of March 31, 2017:

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

The following tables summarize the (i) non-vested shares of restricted stock and (ii) the vesting schedule of shares of restricted stock for the Company's directors as of March 31, 2017:

Schedule of Non-Vested Share and Share Equivalents

Restricted Stock Grants—Directors
Balance at December 31, 2016	21,514
Granted	—
Vested	(7,838)
Forfeited	—
Balance at March 31, 2017	13,676

Future Anticipated Vesting Schedule

Restricted Stock Grants—Directors
2017	8,672
2018	3,336
2019	1,668
2020	—
2021	—
Total	13,676

Non-Controlling Interests

The non-controlling interests held by third parties in the Company's consolidated balance sheets represent the equity interests in a limited liability company, ACRC KA Investor LLC ("ACRC KA") that are not owned by the Company. A portion of ACRC KA's consolidated equity and net income are allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of December 31, 2016, ACRC KA's total equity was $21.7 million, of which $11.1 million was owned by the Company and $10.6 million was allocated to non-controlling interests held by third parties. As of March 31, 2017, the equity interests in ACRC KA held by the Company and third parties had been repaid in full and as such, there was no equity outstanding that was allocated to non-controlling interests held by third parties. See Note 12 included in these consolidated financial statements for more information on ACRC KA.

7.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share from continuing operations and discontinued operations for the three months ended March 31, 2017 and 2016 ($ in thousands, except share and per share data):

	For the three months ended March 31,
	2017	2016
Net income from continuing operations, less non-controlling interests	$6,453	$5,470
Net loss from discontinued operations	$—	$(334)
Divided by:
Basic weighted average shares of common stock outstanding:	28,468,819	28,529,328
Non-vested restricted stock	13,937	72,726
Diluted weighted average shares of common stock outstanding:	28,482,756	28,602,054
Basic earnings per common share:
Continuing operations	$0.23	$0.19
Discontinued operations	—	(0.01)
Net income	$0.23	$0.18
Diluted earnings per common share:
Continuing operations	$0.23	$0.19
Discontinued operations	—	(0.01)
Net income	$0.23	$0.18

8.   INCOME TAX

The Company wholly owns two taxable REIT subsidiaries ("TRS"), ACRC Lender W TRS LLC and ACRC Lender U TRS LLC, which were formed in order to issue and hold certain loans intended for sale. The income tax provision for the Company and the TRSs consisted of the following for the three months ended March 31, 2017 and 2016 ($ in thousands):

	For the three months ended March 31,
	2017	2016
Current	$3	$4
Deferred	—	—
Excise tax	65	—
Total income tax expense, including excise tax	$68	$4

For the three months ended March 31, 2017, the Company recorded an expense of $65 thousand for U.S. federal excise tax. Excise tax represents a 4% tax on a portion of the required amount of the Company’s ordinary income and net capital gains not distributed during the year. If it is determined that the Company's estimated current year taxable income plus any undistributed shortfall from its prior calendar year will be in excess of estimated dividend distributions (including capital gain dividend) for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

As of March 31, 2017, tax years 2013 through 2016 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of both March 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities required to be recorded at fair value on a recurring or nonrecurring basis.

As of March 31, 2017 and December 31, 2016, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		March 31, 2017		December 31, 2016
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,372,078	$1,380,138	$1,313,937	$1,322,195
Financial liabilities:
Secured funding agreements	2	$576,506	$576,506	$780,713	$780,713
Secured term loan	2	150,486	155,000	149,878	155,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	270,242	272,927	—	—

The carrying values of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses, which are all categorized as Level 2 within the fair value hierarchy, approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs and net of an allowance for loan losses. The Company may record fair value adjustments on a nonrecurring basis when it has determined that it is necessary to record a specific reserve against a loan and the Company measures such specific reserve using the fair value of the loan’s collateral. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Financing Agreements and collateralized loan obligation ("CLO") securitization debt are recorded at outstanding principal, which is the Company’s best estimate of the fair value.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12 month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (see Note 6 included in these consolidated financial statements) in the previous 12 month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12 month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the three months ended March 31, 2017, $268 thousand of incentive fees were incurred. For the three months ended March 31, 2016, no incentive fees were incurred.

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

The following table summarizes the related party costs incurred by the Company related to continuing operations for the three months ended March 31, 2017 and 2016 and amounts payable to the Company's Manager as of March 31, 2017 and December 31, 2016 ($ in thousands):

	Incurred		Payable
	For the three months ended March 31,		As of
	2017	2016	March 31, 2017	December 31, 2016
Affiliate Payments
Management fees	$1,544	$1,352	$1,544	$1,549
Incentive fees	268	—	268	27
General and administrative expenses	948	897	948	1,024
Direct costs (1)	60	346	95	99
Total	$2,820	$2,595	$2,855	$2,699
______________________________________________________________________________

(1)
For the three months ended March 31, 2017 and 2016, direct costs incurred are included in (i) general and administrative expenses of $60 thousand and $153 thousand, respectively, and (ii) interest expense of $193 thousand for the three months ended March 31, 2016 within the consolidated statements of operations.

Credit Support Fee Agreement

In July 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the $75 million revolving funding facility (the "July 2014 CNB Facility") with City National Bank and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. During the three months ended March 31, 2016, the Company incurred a credit support fee of $193 thousand under the July 2014 CNB Facility which is included within interest expense in the Company's consolidated statements of operations. On September 30, 2016, the July 2014 CNB Facility was repaid in full and its terms were not extended. In conjunction with the repayment in full of the July 2014 CNB Facility, the Credit Support Fee Agreement was terminated.

11.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2017 and 2016 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 7, 2017	March 31, 2017	April 17, 2017	$0.27	$7,690
Total cash dividends declared for the three months ended March 31, 2017			$0.27	$7,690

March 1, 2016	March 31, 2016	April 15, 2016	$0.26	$7,429
Total cash dividends declared for the three months ended March 31, 2016			$0.26	$7,429

12.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in: (a) the CLO securitization and (b) a preferred equity investment in an LLC entity (discussed below), all of which are generally considered to be variable interests in a VIE.

CLO Securitization

On March 2, 2017, ACRE Commercial Mortgage 2017-FL3 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an Indenture (the “Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association as trustee, which governs the issuance of approximately $308.8 million principal balance secured floating rate notes (the “Notes”) and $32.4 million of preferred equity in the Issuer (the "CLO Securitization"). For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.

The Notes are collateralized by interests in a pool of twelve mortgage assets having a total principal balance of approximately $341.2 million (the “Mortgage Assets”) that were originated by a subsidiary of the Company. During the reinvestment period ending on March 15, 2019, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

The contribution of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement between ACRC Lender LLC (the "Seller"), a wholly owned subsidiary of the Company, and the Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

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

After March 15, 2021, the Issuer may redeem the Offered Notes subject to paying a make whole prepayment fee of 1.0% of the then outstanding balance of the Offered Notes. In addition, once the Class A Notes, Class A-S Notes, Class B Notes and Class C Notes have been repaid in full, the Issuer has the right to redeem the Class D Notes, subject to paying a make whole prepayment fee of 1.0% on the Class D Notes.

As the directing holder of the CLO Securitization, the Company has the ability to direct activities that could significantly impact the CLO Securitization's economic performance. ACRES is designated as special servicer of the CLO Securitization and has the power to direct activities during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the CLO Securitization's economic performance. ACRES did not waive the special servicing fee, and the Company pays its overhead costs. If an unrelated third party had the right to unilaterally remove the special servicer, then the Company would not have the power to direct activities that most significantly impact the CLO Securitization's economic performance. In addition, there were no substantive kick-out rights of any unrelated third party to remove the special servicer without cause. The Company’s subsidiaries, as directing holders, have the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of the CLO Securitization; thus, the CLO Securitization is consolidated into the Company’s consolidated financial statements.

The CLO Securitization is consolidated in accordance with FASB ASC Topic 810 and is structured as a pass through entity that receives principal and interest on the underlying collateral and distributes those payments to the note holders, as applicable. The assets and other instruments held by the CLO Securitization are restricted and can only be used to fulfill the obligations of the CLO Securitization. Additionally, the obligations of the CLO Securitization do not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of March 31, 2017, the Company’s maximum risk of loss was $68.2 million, which represents the carrying value of its investment in the CLO Securitization. For the three months ended March 31, 2017, the Company incurred interest expense related to the CLO Securitization of $599 thousand, which is included within interest expense in the Company’s consolidated statements of operations.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets were comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company’s investment in ACRC KA was considered to be an investment in a VIE. As of December 31, 2016, the Company owned a controlling financial interest of

51.0% of the equity shares in the VIE and the third party institutional investors owned the remaining 49.0% minority financial interest. The preferred equity shares were entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum. In January 2017, the Company's investment in ACRC KA was repaid in full. Accordingly, as of March 31, 2017, the Company's investment was no longer outstanding.

ACREM was the non-member manager of the VIE. Based on the terms of the ACRC KA LLC agreement, ACREM had the ability to direct activities that could significantly impact the VIE’s economic performance. There were no substantive kick-out rights held by the third party institutional investors to remove ACREM as the non-member manager without cause. As ACREM served as the manager of the Company, the Company had the right to receive benefits from the VIE that could potentially be significant. As such, the Company was deemed to be the primary beneficiary of the VIE and the party that was most closely associated with the VIE. Thus, the VIE was consolidated into the Company’s consolidated financial statements and the preferred equity interests owned by the third party institutional investors were reflected as a non-controlling interest held by third parties within the Company’s consolidated balance sheets.

As of December 31, 2016, the carrying value of the preferred equity investment, which is net of unamortized fees and origination costs, was $21.3 million, and was included within loans held for investment in the Company's consolidated balance sheets. The risk associated solely with respect to the Company’s investment in this VIE was limited to the outstanding principal of its investment in the entity. As of December 31, 2016, the Company’s maximum risk of loss solely with respect to this investment was $11.0 million.

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

The following table presents the carrying value and the maximum exposure to loss of unconsolidated VIEs as of March 31, 2017 and December 31, 2016 ($ in thousands):

	As of
	March 31, 2017	December 31, 2016
Carrying value	$38,523	$37,373
Maximum exposure to loss	$38,816	$37,679

13.   DISCONTINUED OPERATIONS

ACRE Capital primarily originated, sold and serviced multifamily and senior-living related loans under programs offered by government-sponsored enterprises, such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation ("Freddie Mac") and by government agencies, such as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). ACRE Capital was approved as a Fannie Mae Delegated Underwriting and Servicing lender, a Freddie Mac Program Plus® Seller/Servicer, a Multifamily Accelerated Processing and Section 232 LEAN lender for HUD, and a Ginnie Mae issuer. While ACRE Capital earned little interest income from these activities because it generally only held loans for short periods, ACRE Capital received origination fees when it closed loans and sale premiums when it sold loans. ACRE Capital also retained the rights to service the loans, which were known as mortgage servicing rights (“MSRs”), and received fees for such servicing during the life of the loans, which generally lasted 10 years or more.

On September 30, 2016, the Company closed the ACRE Capital Sale for a purchase price of $93 million in accordance with the Agreement dated June 28, 2016.

Discontinued Operations - Financial Summary

The following information reconciles the net loss from operations of discontinued operations, net of income taxes, that are presented separately in the consolidated statements of operations ($ in thousands):

For the three months ended March 31, 2016
Mortgage banking revenue:
Servicing fees, net	$4,042
Gains from mortgage banking activities	2,359
Provision for loss sharing	228
Change in fair value of mortgage servicing rights	(1,848)
Mortgage banking revenue	4,781
Expenses:
Management fees to affiliate	147
Professional fees	209
Compensation and benefits	4,284
General and administrative expenses	1,096
General and administrative expenses reimbursed to affiliate	131
Total expenses	5,867
Loss from operations before income taxes	(1,086)
Income tax benefit	(752)
Net loss from operations of discontinued operations, net of income taxes	$(334)

Revenue Recognition

Servicing fees were earned for servicing mortgage loans, including all activities related to servicing the loans, and were recognized as services were provided over the life of the related mortgage loan. Also included in servicing fees were the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that were prepaid, changes in the fair value of the servicing fee payable (defined below) and interest expense related to escrow accounts. ACRE Capital provided additional payments to certain personnel by providing them with a percentage of the servicing fee revenue that was earned by ACRE Capital, which was initially recorded as a liability when ACRE Capital committed to make a loan to a borrower (the “servicing fee payable”). Servicing fees, net are included within net loss from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations.

Gains from mortgage banking activities included the initial fair value of MSRs, loan origination fees, gain on the sale of loans originated, interest income and fees earned on loans held for sale, changes to the fair value of derivative financial instruments attributable to the loan commitments and forward sale commitments and reduced by the expense related to the initial fair value of the servicing fee payable and the interest expense related to the Warehouse Lines of Credit (as defined below). The initial fair value of MSRs, loan origination fees, gain on the sale of loans originated, certain direct loan origination costs for loans held for sale and the expenses related to the initial fair value of the servicing fee payable were recognized when ACRE Capital committed to make a loan to a borrower. When ACRE Capital settled a sale agreement and transferred the mortgage loan to the buyer, ACRE Capital recognized a MSR asset equal to the present value of the expected net cash flows associated with the servicing of loans sold. Gains from mortgage banking activities are included within net loss from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations.

Derivatives

Non-designated Hedges

Derivatives not designated as hedges were derivatives that did not meet the criteria for hedge accounting under GAAP or for which ACRE Capital had not elected to designate as hedges.

Loan commitments and forward sale commitments

ACRE Capital entered into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan was determined prior to funding. In general, ACRE Capital simultaneously entered into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locked in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor were matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments were considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, were recorded at fair value, with changes in fair value recorded in earnings. For the three months ended March 31, 2016, ACRE Capital entered into six loan commitments and six forward sale commitments, respectively.

Income Tax

The Company established a TRS, TRS Holdings, in connection with the acquisition of ACRE Capital. TRS Holdings' income tax provision consisted of the following for the three months ended March 31, 2016 ($ in thousands):

For the three months ended March 31, 2016
Current	$(275)
Deferred	(477)
Total income tax benefit	$(752)

Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. TRS Holdings was not subject to tax in any foreign tax jurisdiction.

TRS Holdings recognized interest and penalties related to unrecognized tax benefits within net loss from operations of discontinued operations, net of income taxes, in the Company's consolidated statements of operations.

The following table is a reconciliation of TRS Holdings' statutory U.S. federal income tax rate to TRS Holdings' effective tax rate for the three months ended March 31, 2016:

For the three months ended March 31, 2016
Federal statutory rate	35.0%
State income taxes	3.6%
Federal benefit of state tax deduction	(1.3)%
Effective tax rate	37.3%

As of March 31, 2017, tax years 2013 through 2016 remained subject to examination by taxing authorities. TRS Holdings did not have any unrecognized tax benefits.

Intercompany Notes

In connection with the acquisition of ACRE Capital, the Company partially capitalized TRS Holdings with a $44.0 million note. In October 2014, the Company entered into an $8.0 million revolving promissory note with TRS Holdings (collectively, the two intercompany notes described above are referred to as the “Intercompany Notes”). In connection with the ACRE Capital Sale, the Intercompany Notes were repaid in full with the proceeds from the sale on September 30, 2016. As of March 31, 2016, the outstanding principal balance of the Intercompany Notes was $51.9 million. The income statement effects of the Intercompany Notes were eliminated in consolidation for financial reporting purposes, but the interest income and expense from the Intercompany Notes affected the taxable income of the Company and TRS Holdings.

Related Party Transactions

The following table summarizes the related party costs incurred by the Company related to discontinued operations for the three months ended March 31, 2016 ($ in thousands):

Incurred
For the three months ended March 31, 2016
Affiliate Payments
Management fees (1)	$147
General and administrative expenses (1)	131
Direct costs (1)	29
Total	$307

(1)
Management fees incurred are included in management fees to affiliate, general and administrative expenses incurred are included in general and administrative expenses reimbursed to affiliate and direct costs incurred are included in general and administrative expenses for the three months ended March 31, 2016 in the reconciliation of net loss from operations of discontinued operations, net of income taxes.

14.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2017, except as disclosed below.

On April 27, 2017, the Company originated a $19.0 million senior mortgage loan on an office property located in Florida. At closing, the outstanding principal balance was approximately $18.4 million. The loan has an interest rate of LIBOR plus 4.30% (plus fees) and an initial term of three years.

On May 1, 2017, ACRC Lender W LLC and ACRC Lender W TRS LLC (collectively, “ACRC Lender W”), subsidiaries of the Company, entered into a $500 million Second Amended and Restated Master Repurchase and Securities Contract (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Wells Fargo Facility amends and restates, and replaces in its entirety, the existing $325 million repurchase facility (the “Existing Wells Fargo Facility”) with Wells Fargo. The terms and conditions of the Wells Fargo Facility remain the same as the Existing Wells Fargo Facility in all material respects, except that: (1) the total commitment amount of the facility was increased to $500 million from $325 million; and (2) the initial maturity date of the facility was extended to December 14, 2018. The initial maturity date of the facility is subject to two one-year extensions, each of which may be exercised at ACRC Lender W’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2020. The Wells Fargo Facility continues to be guaranteed by the Company on the same terms and conditions as the Existing Wells Fargo Facility.

On May 2, 2017, the Company declared a cash dividend of $0.27 per common share for the second quarter of 2017. The second quarter 2017 dividend is payable on July 17, 2017 to common stockholders of record as of June 30, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•	allocation of investment opportunities to us by our Manager;

•	our ability to successfully identify, complete and integrate any acquisitions;

•	our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the "1940 Act");

•	our understanding of our competition;

•	general volatility of the securities markets in which we may invest;

•	adverse changes in the real estate, real estate capital and credit markets and the impact of a protracted decline in the liquidity of credit markets on our business;

•	changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

•	actions and initiatives of the U.S. Government and changes to U.S. Government policies;

•	the state of the U.S. economy generally or in specific geographic regions;

•	uncertainty surrounding the financial stability of the United States, European Union and China;

•	global economic trends and economic recoveries;

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

•	our ability to redeploy the net proceeds from the sale of ACRE Capital Holdings LLC, the holding company that owned our mortgage banking subsidiary, ACRE Capital LLC ("ACRE Capital").

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those expressed in the forward-looking statements for any reason, including the factors set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this quarterly report on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements.

Overview

We are a specialty finance company primarily engaged in originating and investing in commercial real estate ("CRE") loans and related investments. We are externally managed by ACREM, a subsidiary of Ares Management, L.P. (NYSE: ARES) ("Ares Management"), a publicly traded, leading global alternative asset manager, pursuant to the terms of the management agreement dated April 25, 2012, as amended, between us and our Manager (the "Management Agreement"). From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

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

Developments During the First Quarter of 2017:

•	ACRE originated a $31.4 million senior mortgage loan on a multifamily property located in New York.

•	ACRE originated a $24.1 million senior mortgage loan on a student housing property located in Alabama.

•	ACRE originated a $24.4 million senior mortgage loan on a multifamily property located in California.

•	ACRE originated a $53.8 million senior mortgage loan on a multifamily property located in Florida.

•	ACRC Lender LLC, a subsidiary of ACRE, amended the March 2014 CNB Facility (as defined below) to extend the initial maturity date to March 11, 2018.

•
ACRE Commercial Mortgage 2017-FL3 Ltd. (the "Issuer") and ACRE Commercial Mortgage 2017-FL3 LLC, both wholly owned indirect subsidiaries of ACRE, issued approximately $272.9 million principal balance secured floating rate notes (the "Offered Notes") to a third party. ACRE is retaining (through one of its wholly owned subsidiaries) approximately $68.2 million of the non-investment grade notes (together with the Offered Notes, the "Notes") and the preferred equity of the Issuer (the "CLO Securitization").

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

Investment Portfolio

As of March 31, 2017, our portfolio totaled 32 loans held for investment, excluding 50 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of March 31, 2017, the aggregate originated commitment under these loans at closing was approximately $1.5 billion and outstanding principal was $1.4 billion. During the three months ended March 31, 2017, we funded approximately $133.5 million of outstanding principal and received repayments of $65.0 million of outstanding principal, excluding non-controlling interests held by third parties. As of March 31, 2017, 86.9% of our loans have London Interbank Offered Rates ("LIBOR") floors, with a weighted average floor of 0.42%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of March 31, 2017, all loans were paying in accordance with their contractual terms. During the three months ended March 31, 2017, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of March 31, 2017 ($ in thousands):

	As of March 31, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Interest Rate	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,259,843	$1,266,746	4.7%	5.9%	1.8
Subordinated debt and preferred equity investments	112,235	113,392	10.7%	11.7%	3.5
Total loans held for investment portfolio	$1,372,078	$1,380,138	5.2%	6.4%	1.9
_____________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal face amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of March 31, 2017 as weighted by the Outstanding Principal balance of each loan.

Non-Controlling Interests

The non-controlling interests held by third parties in our consolidated financial statements represent the equity interests in ACRC KA Investor LLC ("ACRC KA") that are not owned by us. In January 2017, our investment in ACRC KA was repaid in full. Accordingly, as of March 31, 2017, our investment was no longer outstanding.

A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

For the three months ended March 31, 2017
Interest income from loans held for investment, excluding non-controlling interests	$21,092
Interest income from non-controlling interest investment held by third parties	35
Interest income from loans held for investment	$21,127

See Notes 6 and 12 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information about ACRC KA.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See Note 2 to our consolidated financial statements included in this quarterly report on Form 10-Q, which describes recently issued accounting pronouncements not yet required to be adopted by us.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2017 and 2016 ($ thousands):

	For the three months ended March 31,
	2017	2016
Net interest margin	$10,339	$10,225
Total expenses	3,793	3,462
Income from continuing operations before income taxes	6,546	6,763
Income tax expense, including excise tax	68	4
Net income from continuing operations	6,478	6,759
Net loss from operations of discontinued operations, net of income taxes	—	(334)
Net income attributable to ACRE	6,478	6,425
Less: Net income attributable to non-controlling interests	(25)	(1,289)
Net income attributable to common stockholders	$6,453	$5,136

The following tables set forth select details of our consolidated results of operations from continuing operations for the three months ended March 31, 2017 and 2016 ($ thousands):

Net Interest Margin

	For the three months ended March 31,
	2017	2016
Interest income from loans held for investment	$21,127	$18,750
Interest expense	(10,788)	(8,525)
Net interest margin	$10,339	$10,225

For the three months ended March 31, 2017 and 2016, net interest margin was approximately $10.3 million and $10.2 million, respectively. For the three months ended March 31, 2017 and 2016, interest income from loans held for investment of $21.1 million and $18.8 million, respectively, was generated by weighted average earning assets of $1.3 billion and $1.2 billion, respectively, offset by $10.8 million and $8.5 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the March 2014 CNB Facility, the MetLife Facility, the April 2014 UBS Facility and the U.S. Bank Facility (individually defined above or below and collectively, the "Secured Funding Agreements") and securitization debt and the Secured Term Loan (defined above) were $983.9 million for the three months ended March 31, 2017 and $845.0 million for the three months ended March 31, 2016 (which included two facilities which were subsequently paid in full). The increase in net interest margin for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily relates to an increase in our weighted average earning assets for the three months ended March 31, 2017.

Operating Expenses

The operating expenses below do not include expenses of ACRE Capital. See Note 13 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information about the operating expenses of ACRE Capital.

	For the three months ended March 31,
	2017	2016
Management and incentive fees to affiliate	$1,812	$1,352
Professional fees	391	490
General and administrative expenses	642	723
General and administrative expenses reimbursed to affiliate	948	897
Total expenses	$3,793	$3,462

For the three months ended March 31, 2017 and 2016, we incurred operating expenses of $3.8 million and $3.5 million, respectively. The increase in operating expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily relates to incentive fees due to our Manager for the three months ended March 31,

2017 and an increase in management fees due to our Manager that were allocated to continuing operations subsequent to the closing of the sale of ACRE Capital on September 30, 2016.

Related Party Expenses

For the three months ended March 31, 2017, related party expenses included $1.5 million in management fees due to our Manager and $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended March 31, 2016, related party expenses included $1.4 million in management fees due to our Manager and $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees due to our Manager for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily relates to an increase in management fees that were allocated to continuing operations subsequent to the closing of the sale of ACRE Capital on September 30, 2016. For the three months ended March 31, 2017, related party expenses also included $0.3 million in incentive fees due to our Manager. For the three months ended March 31, 2016, there were no incentive fees due to our Manager.

Other Expenses

For the three months ended March 31, 2017 and 2016, professional fees were $0.4 million and $0.5 million, respectively. The decrease in professional fees for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily relates to a decrease in our use of third party professionals due to changes in transaction activity year over year. For the three months ended March 31, 2017 and 2016, general and administrative expenses were $0.6 million and $0.7 million, respectively, which was relatively consistent year over year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under our Secured Funding Agreements, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in securitizations where we retain the subordinate securities are applied sequentially, first used to pay down the senior notes, and accordingly, we will not receive any proceeds from repayment of loans in the securitizations until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See “Recent Developments” included in this quarterly report on Form 10-Q for information on our available capital as of April 28, 2017. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2017 and 2016, which are inclusive of amounts related to discontinued operations ($ in thousands):

	For the three months ended March 31,
	2017	2016
Net income	$6,478	$6,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(275)	11,383
Net cash provided by (used in) operating activities	6,203	17,808
Net cash provided by (used in) investing activities	(56,687)	(59,863)
Net cash provided by (used in) financing activities	47,614	39,224
Change in cash and cash equivalents	$(2,870)	$(2,831)

During the three months ended March 31, 2017 and 2016, cash and cash equivalents decreased by $2.9 million and $2.8 million, respectively.

Operating Activities

For the three months ended March 31, 2017 and 2016, net cash provided by operating activities totaled $6.2 million and $17.8 million, respectively. For the three months ended March 31, 2017, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $1.5 million, amortization of deferred financing costs of $1.7 million and change in other assets of $0.6 million. For the three months ended March 31, 2016, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $169.9 million, sale of mortgage loans held for sale to third parties of $145.1 million, change in the fair value of MSRs of $1.8 million, change in other liabilities of $5.5 million, change in restricted cash of $2.7 million and change in other assets of $36.7 million.

Investing Activities

For the three months ended March 31, 2017 and 2016, net cash used in investing activities totaled $56.7 million and $59.9 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination of new loans held for investment exceeding the cash received from principal repayment of loans held for investment for the three months ended March 31, 2017 and 2016.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities totaled $47.6 million and primarily related to proceeds from our Secured Funding Agreements of $88.9 million and proceeds from the issuance of debt of consolidated variable interest entities ("VIEs") of $272.9 million, partially offset by repayments of our Secured Funding Agreements of $293.1 million. For the three months ended March 31, 2016, net cash provided by financing activities totaled $39.2 million and primarily related to proceeds from our Secured Funding Agreements of $204.2 million and proceeds from our Warehouse Lines of Credit (defined below) of $191.2 million, partially offset by repayments of our Secured Funding Agreements of $111.6 million, repayments of debt of consolidated VIEs of $69.2 million and repayments of our Warehouse Lines of Credit of $166.5 million.

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
Summary of Financing Agreements

The sources of financing under our Secured Funding Agreements and the Secured Term Loan (collectively, the "Financing Agreements") are described in the following table ($ in thousands):

	As of
	March 31, 2017							December 31, 2016
	Total Commitment		Outstanding Balance	Interest Rate		Maturity Date		Total Commitment		Outstanding Balance	Interest Rate		Maturity Date
Secured funding agreements:
Wells Fargo Facility	$325,000		$275,417	LIBOR+1.75 to 2.35%		December 14, 2017	(1)	$325,000		$218,064	LIBOR+1.75 to 2.35%		December 14, 2017	(1)
Citibank Facility	250,000	(2)	153,439	LIBOR+2.25 to 2.50%		December 10, 2018	(2)	250,000	(2)	302,240	LIBOR+2.25 to 2.50%		December 10, 2018	(2)
BAML Facility	125,000		36,280	LIBOR+2.25 to 2.75%		May 25, 2017	(3)	125,000		77,679	LIBOR+2.25 to 2.75%		May 25, 2017	(3)
March 2014 CNB Facility	50,000		—	LIBOR+3.00%		March 11, 2018	(4)	50,000		—	LIBOR+3.00%		March 11, 2017	(4)
MetLife Facility	180,000		53,130	LIBOR+2.35%		August 12, 2017	(5)	180,000		53,130	LIBOR+2.35%		August 12, 2017	(5)
April 2014 UBS Facility	140,000		—	LIBOR+1.88 to 2.28%	(6)	October 21, 2018		140,000		71,360	LIBOR+1.88 to 2.28%	(6)	October 21, 2018
U.S. Bank Facility	125,000		58,240	LIBOR+2.25%	(7)	July 31, 2019	(7)	125,000		58,240	LIBOR+2.25%	(7)	July 31, 2019	(7)
Subtotal	$1,195,000		$576,506					$1,195,000		$780,713

Secured Term Loan	$155,000		$155,000	LIBOR+6.00%	(8)	December 9, 2018		$155,000		$155,000	LIBOR+6.00%	(8)	December 9, 2018
Total	$1,350,000		$731,506					$1,350,000		$935,713
______________________________________________________________________________

(1)
The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. See Note 14 to our consolidated financial statements included in this quarterly report on Form 10-Q for a subsequent event related to the Wells Fargo Facility.

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

(4)
We have two one-year extensions at our option provided that certain conditions are met and applicable extension fees are paid, which, if exercised, would extend the final maturity of the secured revolving funding facility with City National Bank (the “March 2014 CNB Facility”) to March 10, 2020.

(5)
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

(7)
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

(8)	The Secured Term Loan has a LIBOR floor of 1.0% on drawn amounts.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of March 31, 2017, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of March 31, 2017, the carrying amount and outstanding principal of our CLO Securitization was $270.2 million and $272.9 million, respectively. See Note 12 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

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

Dividends

We elected to be taxed as a REIT for U.S. federal income tax purposes and, as such, anticipate distributing at least 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if a REIT distributes less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain net income for the calendar year plus any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT's tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

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

RECENT DEVELOPMENTS

On April 25, 2017, our board of directors appointed James A. Henderson as our President and Chief Investment Officer.

On April 25, 2017, John H. Bryant notified us that he would not stand for reelection as one of our directors when his current term expires at our 2017 Annual Meeting of Stockholders to be held on June 7, 2017.

On April 27, 2017, we originated a $19.0 million senior mortgage loan on an office property located in Florida. At closing, the outstanding principal balance was approximately $18.4 million. The loan has an interest rate of LIBOR plus 4.30% (plus fees) and an initial term of three years.

On May 1, 2017, ACRC Lender W LLC and ACRC Lender W TRS LLC (collectively, “ACRC Lender W”), subsidiaries of ours, entered into a $500 million Second Amended and Restated Master Repurchase and Securities Contract (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Wells Fargo Facility amends and restates, and replaces in its entirety, the existing $325 million repurchase facility (the “Existing Wells Fargo Facility”) with Wells Fargo. The terms and conditions of the Wells Fargo Facility remain the same as the Existing Wells Fargo Facility in all material respects, except that: (1) the total commitment amount of the facility was increased to $500 million from $325 million; and (2) the initial maturity date of the facility was extended to December 14, 2018. The initial maturity date of the facility is subject to two one-year extensions, each of which may be exercised at ACRC Lender W’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2020. The Wells Fargo Facility continues to be guaranteed by us on the same terms and conditions as the Existing Wells Fargo Facility.

As of April 28, 2017, we had approximately $128 million in capital, either in cash or in approved but undrawn capacity under our secured funding agreements. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $118 million in capital available to fund new loans, fund outstanding commitments on existing loans and for other working capital and general corporate purposes. Assuming that we use all such amounts as capital to make new senior loans and we are able to leverage such amounts under our Secured Funding Agreements at a debt‑to‑equity ratio of 2.5:1, we would have the capacity to fund approximately $410 million of additional senior loans.

As of April 28, 2017, the total unfunded commitments for our existing loans held for investment were approximately $64 million. In addition, borrowings under our Secured Funding Agreements were approximately $582 million, borrowings under our Secured Term Loan was approximately $155 million and debt issued in the form of a CLO was approximately $273 million.

On May 2, 2017, we declared a cash dividend of $0.27 per common share for the second quarter of 2017. The second quarter 2017 dividend is payable on July 17, 2017 to common stockholders of record as of June 30, 2017.

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

For the three months ended March 31, 2017, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the three months ended March 31, 2017
Up 300 basis points	$2.5
Up 200 basis points	$1.7
Up 100 basis points	$0.9
Down to 0 basis points	$0.2

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

Prepayment and Securitizations Repayment Risk

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. When we originate our CRE loans, we anticipate that we will generate an expected yield. When borrowers prepay their CRE loans faster than we expect, we may be unable to replace these CRE loans with new CRE loans that will generate yields which are as high as the prepaid CRE loans. Additionally, principal repayment proceeds from mortgage loans in the CLO Securitization are applied sequentially, first going to pay down the senior CLO Securitization notes. We will not receive any proceeds from repayment of loans in the CLO Securitization until all senior notes are repaid in full.

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

Item 4. Controls and Procedures

The Company's management, with the participation of the Company's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the Company's Co-Chief Executive Officers and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of March 31, 2017, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. During the three months ended March 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2017, we were not subject to any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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
2.2*
Waiver and Amendment to Purchase and Sale Agreement, dated as of September 29, 2016, among Ares Commercial Real Estate Corporation and Barings Real Estate Advisers LLC (formerly known as Cornerstone Real Estate Advisers LLC). (2)

3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (3)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (4)
10.1
Amendment No. 5 to Credit Agreement dated as of March 2, 2017, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.

10.2
Indenture dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.

10.3	Mortgage Asset Purchase Agreement dated as of March 2, 2017 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Previously filed

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 29, 2016.

(2)	Incorporated by reference to Exhibit 2.2 to the Company's Form 10-Q (File No. 001-35517), filed on November 3, 2016.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.

(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date: May 2, 2017	By	/s/ John Jardine
John Jardine
Co-Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2017	By	/s/ Robert L. Rosen
Robert L. Rosen
Interim Co-Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2017	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)