Form 10-Q
period 2017-06-30
Ares Commercial Real Estate Corp
filed 2017-08-03
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

OR

 ☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2017
Common stock, $0.01 par value	28,582,690

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents ($8 related to consolidated VIEs as of December 31, 2016)	$5,723	$47,270
Restricted cash	379	375
Loans held for investment ($341,158 and $21,514 related to consolidated VIEs, respectively)	1,641,435	1,313,937
Other assets ($857 and $203 of interest receivable related to consolidated VIEs, respectively)	15,033	12,121
Total assets	$1,662,570	$1,373,703
LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$809,737	$780,713
Secured term loan	151,112	149,878
Collateralized loan obligation securitization debt (consolidated VIE)	270,759	—
Due to affiliate	2,625	2,699
Dividends payable	7,718	7,406
Other liabilities ($352 of interest payable related to consolidated VIEs as of June 30, 2017)	3,637	3,334
Total liabilities	1,245,588	944,030
Commitments and contingencies (Note 5)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at June 30, 2017 and December 31, 2016, and 28,582,690 and 28,482,756 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	283	283
Additional paid-in capital	420,251	420,056
Accumulated deficit	(3,552)	(1,310)
Total stockholders' equity	416,982	419,029
Non-controlling interests in consolidated VIEs	—	10,644
Total equity	416,982	429,673
Total liabilities and equity	$1,662,570	$1,373,703

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$22,643	$18,929	$43,770	$37,679
Interest expense	(12,232)	(8,415)	(23,020)	(16,940)
Net interest margin	10,411	10,514	20,750	20,739
Expenses:
Management and incentive fees to affiliate	1,654	1,338	3,466	2,690
Professional fees	428	535	819	1,025
General and administrative expenses	640	686	1,282	1,409
General and administrative expenses reimbursed to affiliate	949	660	1,897	1,557
Total expenses	3,671	3,219	7,464	6,681
Income from continuing operations before income taxes	6,740	7,295	13,286	14,058
Income tax expense, including excise tax	27	3	95	7
Net income from continuing operations	6,713	7,292	13,191	14,051
Net income from operations of discontinued operations, net of income taxes	—	2,689	—	2,355
Net income attributable to ACRE	6,713	9,981	13,191	16,406
Less: Net income attributable to non-controlling interests	—	(1,288)	(25)	(2,577)
Net income attributable to common stockholders	$6,713	$8,693	$13,166	$13,829
Basic earnings per common share:
Continuing operations	$0.24	$0.21	$0.46	$0.40
Discontinued operations	—	0.09	—	0.08
Net income	$0.24	$0.31	$0.46	$0.49
Diluted earnings per common share:
Continuing operations	$0.24	$0.21	$0.46	$0.40
Discontinued operations	—	0.09	—	0.08
Net income	$0.24	$0.31	$0.46	$0.48
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,475,853	28,428,703	28,472,356	28,479,015
Diluted weighted average shares of common stock outstanding	28,546,624	28,495,833	28,514,867	28,548,944
Dividends declared per share of common stock	$0.27	$0.26	$0.54	$0.52

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2016	28,482,756	$283	$420,056	$(1,310)	$419,029	$10,644	$429,673
Stock‑based compensation	99,934	—	195	—	195	—	195
Net income	—	—	—	13,166	13,166	25	13,191
Dividends declared	—	—	—	(15,408)	(15,408)	—	(15,408)
Contributions from non-controlling interests	—	—	—	—	—	12	12
Distributions to non-controlling interests	—	—	—	—	—	(10,681)	(10,681)
Balance at June 30, 2017	28,582,690	$283	$420,251	$(3,552)	$416,982	$—	$416,982

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net income	$13,191	$16,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Amortization of deferred financing costs	3,923	3,150
Change in mortgage banking activities	—	(6,444)
Change in fair value of mortgage servicing rights	—	3,895
Accretion of deferred loan origination fees and costs	(2,640)	(2,013)
Provision for loss sharing	—	(289)
Originations of mortgage loans held for sale	—	(282,625)
Sale of mortgage loans held for sale to third parties	—	261,499
Stock-based compensation	195	269
Depreciation expense	—	112
Deferred tax expense	—	682
Changes in operating assets and liabilities:
Restricted cash	(4)	1,350
Other assets	(1,702)	39,681
Due to affiliate	(74)	(135)
Other liabilities	151	(2,118)
Net cash provided by (used in) operating activities	13,040	33,420
Investing activities:
Issuance of and fundings on loans held for investment	(421,833)	(196,108)
Principal repayment of loans held for investment	92,266	229,447
Receipt of origination fees	4,709	610
Purchases of other assets	—	(352)
Net cash provided by (used in) investing activities	(324,858)	33,597
Financing activities:
Proceeds from secured funding agreements	376,115	438,721
Repayments of secured funding agreements	(347,091)	(359,702)
Payment of secured funding costs	(5,914)	(1,458)
Proceeds from issuance of debt of consolidated VIEs	272,927	—
Repayments of debt of consolidated VIEs	—	(150,281)
Proceeds from warehouse lines of credit	—	332,703
Repayments of warehouse lines of credit	—	(311,078)
Repurchase of common stock	—	(1,436)
Dividends paid	(15,097)	(14,582)
Contributions from non-controlling interests	12	4
Distributions to non-controlling interests	(10,681)	(2,592)
Net cash provided by (used in) financing activities	270,271	(69,701)
Change in cash and cash equivalents	(41,547)	(2,684)
Cash and cash equivalents of continuing operations, beginning of period	47,270	5,066
Cash and cash equivalents of discontinued operations, beginning of period	—	3,929
Cash and cash equivalents, end of period	$5,723	$6,311
Cash and cash equivalents of continuing operations, end of period	$5,723	$5,309
Cash and cash equivalents of discontinued operations, end of period	$—	$1,002

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2017
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

On June 28, 2016, the Company entered into a Purchase and Sale Agreement (as amended, the “Agreement”) with Barings Real Estate Advisers LLC (formerly known as Cornerstone Real Estate Advisers LLC), a Delaware limited liability company (the “Buyer”), to sell ACRE Capital Holdings LLC (“TRS Holdings”), the holding company that owned the Company’s mortgage banking subsidiary, ACRE Capital LLC (“ACRE Capital”). Under the terms and subject to the conditions set forth in the Agreement, on September 30, 2016, the Buyer purchased from the Company all of the outstanding common units of TRS Holdings (the “ACRE Capital Sale”). ACRE Capital primarily originated, sold and serviced multifamily and senior-living related loans under programs offered by government-sponsored enterprises and by government agencies. Under the terms of the Agreement, the Buyer paid approximately $93 million in cash as consideration for the ACRE Capital Sale.

The Company has elected and qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2012. The Company generally will not be subject to U.S. federal income taxes on its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that it annually distributes all of its REIT taxable income to stockholders and complies with various other requirements as a REIT.

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

Discontinued Operations

As discussed in Note 1 included in these consolidated financial statements, the Company completed the ACRE Capital Sale on September 30, 2016. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20, Presentation of Financial Statements - Discontinued Operations, defines the criteria required for a disposal transaction to qualify for reporting as a discontinued operation. The Company determined that the ACRE Capital Sale met the criteria for discontinued operations. As a result, the operating results of ACRE Capital, which formerly comprised the Mortgage Banking segment, are presented separately in the Company’s consolidated financial statements as discontinued operations for the three and six months ended June 30, 2016. The operating results of discontinued operations are included in the line item “Net income from operations of discontinued operations, net of income taxes” in the consolidated statements of operations for the three and six months ended June 30, 2016. Summarized financial information for the discontinued Mortgage Banking segment is shown in Note 13 included in these consolidated financial statements.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of June 30, 2017 and December 31, 2016, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

The original issue discount (“OID”) on amounts drawn under the Company’s Secured Term Loan represents a discount to the face amount of the drawn debt obligations. The OID is amortized over the term of the Secured Term Loan using the effective interest method and is included within interest expense in the Company’s consolidated statements of operations while the unamortized balance is a reduction to the carrying amount of the Secured Term Loan in the Company’s consolidated balance sheets.

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

A reconciliation of the Company's interest income from loans held for investment, excluding non-controlling interests, to the Company's interest income from loans held for investment as included within its consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 is as follows ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Interest income from loans held for investment, excluding non-controlling interests	$22,643	$17,640	$43,735	$35,101
Interest income from non-controlling interest investment held by third parties	—	1,289	35	2,578
Interest income from loans held for investment	$22,643	$18,929	$43,770	$37,679

Net Interest Margin and Interest Expense
Net interest margin within the consolidated statements of operations serves to measure the performance of the Company's loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt and the Secured Term Loan (individually defined in Note 4 included in these consolidated financial statements) in net interest margin. For the three and six months ended June 30, 2017 and 2016, interest expense is comprised of the following ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Secured funding agreements and securitizations debt	$8,855	$6,657	$16,323	$13,425
Secured term loan	3,377	1,758	6,697	3,515
Interest expense	$12,232	$8,415	$23,020	$16,940
Comprehensive Income
For the three and six months ended June 30, 2017 and 2016, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from

Contracts with Customers (Topic 606): Principal Versus Agent Considerations, which clarifies the guidance in ASU No. 2014-09 and has the same effective date as the original standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606), the amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update on clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” The application of this guidance is not expected to have a material impact on the Company’s consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 310, Receivables, which is scoped out of this standard.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues and clarifies that in the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow. ASU No. 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

3.   LOANS HELD FOR INVESTMENT

As of June 30, 2017, the Company’s portfolio totaled 38 loans held for investment, excluding 50 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.8 billion and outstanding principal was $1.7 billion as of June 30, 2017. During the six months ended June 30, 2017, the Company funded approximately $421.8 million of outstanding principal and received repayments of $81.7 million of outstanding principal, excluding non-controlling interests held by third parties, as described in more detail in the tables below. Such investments are referred to herein as the Company’s “investment portfolio.” As of June 30, 2017, 89.0% of the Company’s loans have London Interbank Offered Rates (“LIBOR”) floors, with a weighted average floor of 0.56%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of June 30, 2017 and December 31, 2016 ($ in thousands):

	As of June 30, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,529,155	$1,538,370	4.8%	6.0%	1.9
Subordinated debt and preferred equity investments	112,280	113,392	10.7%	11.8%	3.2
Total loans held for investment portfolio	$1,641,435	$1,651,762	5.2%	6.4%	2.0

	As of December 31, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,181,569	$1,188,425	4.7%	5.7%	1.8
Subordinated debt and preferred equity investments	121,828	123,230	10.7%	11.5%	4.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties) (4)	$1,303,397	$1,311,655	5.2%	6.3%	2.0
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Minimum Loan Borrowing Spread is equal to (a) for floating rate loans, the margin above the applicable index rate (e.g., LIBOR) plus floors, if any, on such applicable index rates, and (b) for fixed rate loans, the applicable interest rate.

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2017 and December 31, 2016 as weighted by the Outstanding Principal balance of each loan.

(4)
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

As of June 30, 2017, there were no non-controlling interests held by third parties.

A more detailed listing of the Company’s investment portfolio based on information available as of June 30, 2017 is as follows ($ in millions, except percentages):

Loan Type		Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Various	(5)	Diversified	$159.2	$158.4	L+4.35%		6.5%	Oct 2018	(5)	I/O
Office		TX	95.3	94.2	L+3.60%		5.3%	July 2020		I/O
Multifamily		FL	89.7	89.3	L+4.75%		6.5%	Sep 2019		I/O
Various	(6)	Diversified	82.3	81.9	L+4.75%		6.9%	Oct 2018	(6)	I/O
Retail		IL	75.9	75.9	L+4.00%		5.6%	Aug 2017		I/O
Mixed-use		NY	65.6	65.3	L+4.16%		5.8%	Apr 2019		I/O
Office		TX	63.9	63.4	L+4.30%		6.4%	Dec 2018		I/O
Office		CA	57.7	57.3	L+4.40%		6.2%	Aug 2019		I/O
Hotel		CA	56.0	55.7	L+4.75%		6.7%	Feb 2019		I/O
Office		IL	55.4	54.9	L+3.99%		5.7%	Aug 2019		I/O
Multifamily		FL	53.7	53.3	L+3.65%		5.3%	Mar 2021		I/O
Office		CO	53.4	52.7	L+4.15%		5.8%	June 2021		I/O
Office		NJ	48.4	47.8	L+4.65%		6.5%	July 2020		I/O
Multifamily		FL	45.4	45.2	L+4.75%		6.5%	Sep 2019		I/O
Student Housing		CA	41.8	41.3	L+3.95%		5.7%	July 2020		I/O
Healthcare		NY	41.6	41.6	L+5.00%		6.2%	Dec 2017		I/O
Hotel		NY	37.3	37.2	L+4.75%		6.4%	June 2018		I/O
Hotel		MI	35.2	35.2	L+4.15%		5.5%	July 2018	(7)	I/O
Multifamily		MN	34.1	33.9	L+4.75%		6.5%	Oct 2019		I/O
Industrial		OH	32.4	32.4	L+4.20%		5.7%	May 2018		P/I	(8)
Office		OR	31.4	31.3	L+3.75%		5.4%	Oct 2018		I/O
Multifamily		NY	31.4	31.1	L+4.55%		6.3%	Feb 2019		I/O
Retail		IL	30.8	30.8	L+3.25%		4.9%	Sep 2018		I/O
Multifamily		NY	29.4	29.3	L+3.75%		5.4%	Oct 2017		I/O
Multifamily		TX	26.1	26.0	L+3.80%		5.2%	Jan 2019		I/O
Multifamily		CA	25.0	24.8	L+3.85%		5.6%	July 2020		I/O
Student Housing		AL	24.1	23.9	L+4.45%		6.2%	Feb 2020		I/O
Multifamily		FL	21.4	21.2	L+4.25%		6.1%	Feb 2019		I/O
Multifamily		CA	20.9	20.7	L+3.90%		5.5%	Mar 2021		I/O
Office		CO	19.6	19.6	L+3.95%		5.6%	Dec 2017		I/O
Office		PA	19.6	19.4	L+4.70%		6.4%	Mar 2020		I/O
Office		FL	18.4	18.2	L+4.30%		6.1%	Apr 2020		I/O
Multifamily		NY	16.0	15.9	L+3.85%		5.4%	Nov 2017		I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily		GA/FL	38.8	38.6	L+11.85%	(9)	13.3%	June 2021		I/O
Multifamily		NY	33.3	33.2	L+8.07%		9.5%	Jan 2019		I/O
Office		NJ	17.0	16.3	12.00%		12.8%	Jan 2026		I/O	(8)
Office		GA	14.3	14.3	9.50%		9.5%	Aug 2017		I/O
Office		TX	10.0	9.9	14.00%		15.2%	Dec 2018		I/O
Total/Weighted Average			$1,651.8	$1,641.4			6.4%
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of June 30, 2017 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2017 as weighted by the Outstanding Principal balance of each loan.

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

(5)
The senior mortgage loan is collateralized by a portfolio of self-storage, retail and office properties.  The total principal balance of the senior mortgage loan is $159.2 million as of June 30, 2017, of which $122.2 million is allocable to the self-storage properties and $37.0 million is allocable to the retail and office properties (which amount with respect to the retail and office properties, among other payments, is due prior to the October 2018 stated maturity date).

(6)
The senior mortgage loan is collateralized by a portfolio of self-storage properties and one retail property.  The total principal balance of the senior mortgage loan is $82.3 million as of June 30, 2017, of which $70.2 million is allocable to the self-storage properties and $12.1 million is allocable to the retail property (which amount with respect to the retail property, among other payments, is due prior to the October 2018 stated maturity date).

(7)	In April 2017, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Michigan loan to July 2018.

(8)
In May 2017, amortization began on the senior Ohio loan, which had an outstanding principal balance of $32.4 million as of June 30, 2017. In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of June 30, 2017. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

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

For the six months ended June 30, 2017, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2016	$1,313,937
Initial funding	412,321
Origination fees and discounts, net of costs	(4,709)
Additional funding	9,512
Amortizing payments	(102)
Loan payoffs	(92,164)
Origination fee accretion	2,640
Balance at June 30, 2017	$1,641,435

No impairment charges have been recognized during the three and six months ended June 30, 2017 and 2016.

4.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of June 30, 2017 and December 31, 2016, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	June 30, 2017			December 31, 2016
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$334,295	$500,000	(1)	$218,064	$325,000
Citibank Facility	204,943	250,000	(2)	302,240	250,000	(2)
BAML Facility	72,928	125,000		77,679	125,000
CNB Facility	—	50,000		—	50,000
MetLife Facility	53,130	180,000		53,130	180,000
UBS Facility	14,720	140,000		71,360	140,000
U.S. Bank Facility	129,721	185,989	(3)	58,240	125,000
Secured Term Loan	155,000	155,000		155,000	155,000
Total	$964,737	$1,585,989		$935,713	$1,350,000
______________________________________________________________________________

(1)	In May 2017, the Company amended the Wells Fargo Facility (as defined below) to increase the facility’s commitment amount from $325.0 million to $500.0 million.

(2)
The Citibank Facility (as defined below) has an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion.

(3)	In June 2017, the Company amended the U.S. Bank Facility (as defined below) to increase the facility’s commitment amount from $125.0 million to $186.0 million.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. In May 2017, the Company amended the Wells Fargo Facility to increase the facility’s commitment amount from $325.0 million to $500.0 million and extend the initial maturity date to December 14, 2018. The initial maturity date of the Wells Fargo Facility is subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2020. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) one-month LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three and six months ended June 30, 2017, the Company incurred a non-utilization fee of $83 thousand and $92 thousand, respectively. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $80 thousand and $146 thousand, respectively. The non-utilization fee is included in interest expense within the consolidated statements of operations.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The Citibank Facility has an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 10, 2018, subject to three 12-

month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if all three were exercised, would extend the maturity date of the Citibank Facility to December 8, 2021. Advances under the Citibank Facility accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.25% to 2.50%, subject to certain exceptions. Advances applicable to assets funded under the Citibank Facility prior to December 8, 2016 accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.00% to 2.50%. The Company incurs a non-utilization fee of 25 basis points on the daily available balance of the Citibank Facility. For the three and six months ended June 30, 2017, the Company incurred a non-utilization fee of $62 thousand and $82 thousand, respectively. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $25 thousand and $93 thousand, respectively. The non-utilization fee is included in interest expense within the consolidated statements of operations.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. In May 2017, the Company amended the BAML Facility to extend the period during which the Company may request individual loans under the facility to May 24, 2018. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. In addition, in May 2017, the final maturity date of individual loans under the BAML Facility was extended to May 25, 2021. Advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurs a non-utilization fee of 12.5 basis points on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility is utilized. For the three and six months ended June 30, 2017, the Company incurred a non-utilization fee of $22 thousand and $31 thousand, respectively. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $16 thousand and $32 thousand, respectively. The non-utilization fee is included in interest expense within the consolidated statements of operations.

 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The initial maturity date of the CNB Facility is March 11, 2018. The Company has two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the CNB Facility to March 10, 2020. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three and six months ended June 30, 2017, the Company incurred a non-utilization fee of $47 thousand and $94 thousand, respectively. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $2 thousand and $45 thousand, respectively. The non-utilization fee is included in interest expense within the consolidated statements of operations.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2017. The Company has two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2019. Advances under the MetLife Facility accrue interest at a per annum rate of one-month LIBOR plus 2.35%. The Company will pay MetLife, if applicable, an annual make-whole fee equal to the amount by which the aggregate price differential paid over the term of the MetLife Facility is less than the defined minimum price differential, unless certain conditions are met.

UBS Facility

The Company and certain of its subsidiaries are party to a $140.0 million revolving master repurchase facility with UBS Real Estate Securities Inc. (“UBS”) (the “UBS Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The maturity date of the UBS Facility is October 21, 2018, subject to annual extensions in UBS’ sole discretion. The price differential (or interest rate) on the UBS Facility is one-month LIBOR plus (a) 1.88% per annum, for assets that are subject to an advance for one year or less, (b) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years and (c) 2.28% per annum, for assets that are subject to an advance for greater than two years; in each case, excluding amortization of commitment and exit fees. Upon termination of the UBS Facility, the Company will pay UBS, if applicable, the amount by which the aggregate price differential paid over the term of the UBS Facility is less than the defined minimum price differential and an exit fee, in each case, unless certain conditions are met.

U.S. Bank Facility

The Company and certain of its subsidiaries are party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self-storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. In June 2017, the Company amended the U.S. Bank Facility to increase the facility’s commitment amount from $125.0 million to $186.0 million and extend the initial maturity date to July 31, 2020. The initial maturity date of the U.S. Bank Facility is subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the three and six months ended June 30, 2017, the Company incurred a non-utilization fee of $42 thousand and $83 thousand, respectively. The non-utilization fee is included in interest expense within the consolidated statements of operations. For the three and six months ended June 30, 2016, the Company did not incur a non-utilization fee.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $155.0 million Credit and Guaranty Agreement with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent (the “Secured Term Loan”). The Company made an initial draw of $75.0 million on December 9, 2015, the closing date. The Company drew the remaining $80.0 million of the Secured Term Loan on September 9, 2016. The Secured Term Loan bears interest at a rate of LIBOR plus 6.0% with a LIBOR floor of 1.0% on drawn amounts. The Secured Term Loan has a maturity date of December 9, 2018. The Company was subject to a monthly non-utilization fee equal to 1.0% per annum on the unused commitment amount during the nine-month commitment period following the closing date for which the $80.0 million of the Secured Term Loan was not utilized. For the three and six months ended June 30, 2017, the Company did not incur a non-utilization fee. For the three and six months ended June 30, 2016, the Company incurred a non-utilization fee of $202 thousand and $404 thousand, respectively. The non-utilization fee is included in interest expense within the consolidated statements of operations. The total original issue discount on the Secured Term Loan draws was $2.3 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. The estimated effective interest rate of the Secured Term Loan, which is equal to LIBOR (subject to a floor of 1.0%) plus the stated rate of 6.0% plus the accretion of the original issue discount and associated costs, was 8.5% for the three and six months ended June 30, 2017 and 2016.

5.     COMMITMENTS AND CONTINGENCIES

As of June 30, 2017 and December 31, 2016, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	June 30, 2017	December 31, 2016
Total commitments	$1,749,283	$1,380,805
Less: funded commitments	(1,651,762)	(1,311,655)
Total unfunded commitments	$97,521	$69,150

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2017, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

6.   EQUITY

Stock Buyback Program

In May 2015, the Company announced that the Company’s board of directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding common stock over a period of one year (the “Stock Buyback Program”). In February 2016, the Company’s board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017, which was not extended.

Common Stock

There were no shares issued in public or private offerings for the three and six months ended June 30, 2017. See “Equity Incentive Plan” below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of June 30, 2017:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	August 31, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
June 24, 2015	July 1, 2015	25,555
April 25, 2016	July 1, 2016	10,000
June 27, 2016	July 1, 2016	24,680
April 25, 2017	April 25, 2018	81,710
June 7, 2017	July 1, 2017	18,224
Total		380,553

The following tables summarize the (i) non-vested shares of restricted stock and (ii) the vesting schedule of shares of restricted stock for the Company’s directors and officers as of June 30, 2017:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Total
Balance at December 31, 2016	21,514	—	21,514
Granted	18,224	81,710	99,934
Vested	(14,842)	—	(14,842)
Forfeited	—	—	—
Balance at June 30, 2017	24,896	81,710	106,606

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Total
2017	10,780	—	10,780
2018	12,448	27,237	39,685
2019	1,668	27,237	28,905
2020	—	27,236	27,236
2021	—	—	—
Total	24,896	81,710	106,606

Non-Controlling Interests

The non-controlling interests held by third parties in the Company’s consolidated balance sheets represent the equity interests in a limited liability company, ACRC KA Investor LLC (“ACRC KA”) that are not owned by the Company. A portion of ACRC KA’s consolidated equity and net income are allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of December 31, 2016, ACRC KA’s total equity was $21.7 million, of which $11.1 million was owned by the Company and $10.6 million was allocated to non-controlling interests held by third parties. As of June 30, 2017, the equity interests in ACRC KA held by the Company and third parties had been repaid in full and as such, there was no equity outstanding that was allocated to non-controlling interests held by third parties. See Note 12 included in these consolidated financial statements for more information on ACRC KA.

7.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share from continuing operations and discontinued operations for the three and six months ended June 30, 2017 and 2016 ($ in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income from continuing operations, less non-controlling interests	$6,713	$6,004	$13,166	$11,474
Net income from discontinued operations	$—	$2,689	$—	$2,355
Divided by:
Basic weighted average shares of common stock outstanding:	28,475,853	28,428,703	28,472,356	28,479,015
Non-vested restricted stock	70,771	67,130	42,511	69,929
Diluted weighted average shares of common stock outstanding:	28,546,624	28,495,833	28,514,867	28,548,944
Basic earnings per common share:
Continuing operations	$0.24	$0.21	$0.46	$0.40
Discontinued operations	—	0.09	—	0.08
Net income	$0.24	$0.31	$0.46	$0.49
Diluted earnings per common share:
Continuing operations	$0.24	$0.21	$0.46	$0.40
Discontinued operations	—	0.09	—	0.08
Net income	$0.24	$0.31	$0.46	$0.48

8.   INCOME TAX

The Company wholly owns ACRC Lender W TRS LLC and ACRC Lender U TRS LLC, which are taxable REIT subsidiaries (“TRS”) formed in order to issue and hold certain loans intended for sale. The Company also wholly owns ACRC 2017-FL3 TRS LLC, which is a TRS formed in order to hold a portion of the CLO Securitization (as defined below) to the extent it generates excess inclusion income.

The income tax provision for the Company and the TRSs consisted of the following for the three and six months ended June 30, 2017 and 2016 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Current	$7	$3	$10	$7
Deferred	—	—	—	—
Excise tax	20	—	85	—
Total income tax expense, including excise tax	$27	$3	$95	$7

For the three and six months ended June 30, 2017, the Company recorded an expense of $20 thousand and $85 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on a portion of the required amount of the Company’s ordinary income and net capital gains not distributed during the year. If it is determined that the Company’s estimated current year taxable income plus any undistributed shortfall from its prior calendar year will be in excess of estimated dividend distributions (including capital gain dividend) for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

As of June 30, 2017, tax years 2013 through 2016 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of June 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities required to be recorded at fair value on a recurring or nonrecurring basis.

As of June 30, 2017 and December 31, 2016, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		June 30, 2017		December 31, 2016
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,641,435	$1,651,762	$1,313,937	$1,322,195
Financial liabilities:
Secured funding agreements	2	$809,737	$809,737	$780,713	$780,713
Secured term loan	2	151,112	155,000	149,878	155,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	270,759	272,927	—	—

The carrying values of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses, which are all categorized as Level 2 within the fair value hierarchy, approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs and net of an allowance for loan losses. The Company may record fair value adjustments on a nonrecurring basis when it has determined that it is necessary to record a specific reserve against a loan and the Company measures such specific reserve using the fair value of the loan’s collateral. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Financing Agreements and collateralized loan obligation (“CLO”) securitization debt are recorded at outstanding principal, which is the Company’s best estimate of the fair value.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (see Note 6 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the three and six months ended June 30, 2017, $113 thousand and $381 thousand, respectively, of incentive fees were incurred. For the three and six months ended June 30, 2016, no incentive fees were incurred.

The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services.

The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company’s (a) Chief Financial Officer, based on the percentage of his time spent on the Company’s affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of their time spent on the Company’s affairs. The Company is also required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates that are required for the Company’s operations. The term of the Management Agreement ends on May 1, 2018, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

Certain of the Company’s subsidiaries, along with the Company’s lenders under certain of the Company’s Secured Funding Agreements, as well as under the CLO transaction have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”). The Company’s Manager will specially service, as needed, certain of the Company’s investments. Effective May 1, 2012, ACRES agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries by ACRES or the Manager for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

The following table summarizes the related party costs incurred by the Company related to continuing operations for the three and six months ended June 30, 2017 and 2016 and amounts payable to the Company’s Manager as of June 30, 2017 and December 31, 2016 ($ in thousands):

	Incurred								Payable
	For the three months ended June 30,				For the six months ended June 30,				As of
	2017		2016		2017		2016		June 30, 2017	December 31, 2016
Affiliate Payments
Management fees	$1,541		$1,338		$3,085		$2,690		$1,541	$1,549
Incentive fees	113		—		381		—		113	27
General and administrative expenses	949		660		1,897		1,557		949	1,024
Direct costs	28	(1)	157	(2)	88	(1)	503	(2)	22	99
Total	$2,631		$2,155		$5,451		$4,750		$2,625	$2,699
______________________________________________________________________________

(1)	For the three and six months ended June 30, 2017, direct costs incurred are included in general and administrative expenses within the consolidated statements of operations.

(2)
For the three and six months ended June 30, 2016, direct costs incurred are included in (i) general and administrative expenses of $108 thousand and $261 thousand, respectively, and (ii) interest expense of $49 thousand and $242 thousand, respectively, within the consolidated statements of operations.

Credit Support Fee Agreement

In July 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the $75 million revolving funding facility (the “July 2014 CNB Facility”) with City National Bank and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. During the three and six months ended June 30, 2016, the Company incurred a credit support fee of $49 thousand and $242 thousand, respectively, under the July 2014 CNB Facility which is included within interest expense in the

Company’s consolidated statements of operations. On September 30, 2016, the July 2014 CNB Facility was repaid in full and its terms were not extended. In conjunction with the repayment in full of the July 2014 CNB Facility, the Credit Support Fee Agreement was terminated.

11.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2017 and 2016 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 2, 2017	June 30, 2017	July 17, 2017	$0.27	$7,718
March 7, 2017	March 31, 2017	April 17, 2017	0.27	7,690
Total cash dividends declared for the six months ended June 30, 2017			$0.54	$15,408

May 5, 2016	June 30, 2016	July 15, 2016	$0.26	$7,413
March 1, 2016	March 31, 2016	April 15, 2016	0.26	7,429
Total cash dividends declared for the six months ended June 30, 2016			$0.52	$14,842

12.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in: (a) the CLO securitization and (b) a preferred equity investment in an LLC entity (discussed below), all of which are generally considered to be variable interests in a VIE.

CLO Securitization

On March 2, 2017, ACRE Commercial Mortgage 2017-FL3 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an Indenture (the “Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association as trustee, which governs the issuance of approximately $308.8 million principal balance secured floating rate notes (the “Notes”) and $32.4 million of preferred equity in the Issuer (the “CLO Securitization”). For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.

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

The contribution of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement between ACRC Lender LLC (the “Seller”), a wholly owned subsidiary of the Company, and the Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

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

As the directing holder of the CLO Securitization, the Company has the ability to direct activities that could significantly impact the CLO Securitization’s economic performance. ACRES is designated as special servicer of the CLO Securitization and has the power to direct activities during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the CLO Securitization’s economic performance. ACRES did not waive the special servicing fee, and the Company pays its overhead costs. If an unrelated third party had the right to unilaterally remove the special servicer, then the Company would not have the power to direct activities that most significantly impact the CLO Securitization’s economic performance. In addition, there were no substantive kick-out rights of any unrelated third party to remove the special servicer without cause. The Company’s subsidiaries, as directing holders, have the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of the CLO Securitization; thus, the CLO Securitization is consolidated into the Company’s consolidated financial statements.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of June 30, 2017, the Company’s maximum risk of loss was $68.2 million, which represents the carrying value of its investment in the CLO Securitization. For the three and six months ended June 30, 2017, the Company incurred interest expense related to the CLO Securitization of $1.9 million and $2.5 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets were comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company’s investment in ACRC KA was considered to be an investment in a VIE. As of December 31, 2016, the Company owned a controlling financial interest of 51.0% of the equity shares in the VIE and the third party institutional investors owned the remaining 49.0% minority financial interest. The preferred equity shares were entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum. In January 2017, the Company’s investment in ACRC KA was repaid in full. Accordingly, as of June 30, 2017, the Company’s investment was no longer outstanding.

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

As of December 31, 2016, the carrying value of the preferred equity investment, which is net of unamortized fees and origination costs, was $21.3 million, and was included within loans held for investment in the Company’s consolidated balance sheets. The risk associated solely with respect to the Company’s investment in this VIE was limited to the outstanding principal of its investment in the entity. As of December 31, 2016, the Company’s maximum risk of loss solely with respect to this investment was $11.0 million.

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

The following table presents the carrying value and the maximum exposure to loss of unconsolidated VIEs as of June 30, 2017 and December 31, 2016 ($ in thousands):

	As of
	June 30, 2017	December 31, 2016
Carrying value	$38,536	$37,373
Maximum exposure to loss	$38,816	$37,679

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

Discontinued Operations - Financial Summary

The following information reconciles the net income from operations of discontinued operations, net of income taxes, that are presented separately in the consolidated statements of operations ($ in thousands):

	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Mortgage banking revenue:
Servicing fees, net	$2,924	$6,966
Gains from mortgage banking activities	10,813	13,172
Provision for loss sharing	61	289
Change in fair value of mortgage servicing rights	(2,047)	(3,895)
Mortgage banking revenue	11,751	16,532
Expenses:
Management fees to affiliate	145	292
Professional fees	162	371
Compensation and benefits	5,960	10,244
Transaction costs	515	515
General and administrative expenses	942	2,038
General and administrative expenses reimbursed to affiliate	306	437
Total expenses	8,030	13,897
Income from operations before income taxes	3,721	2,635
Income tax expense	1,032	280
Net income from operations of discontinued operations, net of income taxes	$2,689	$2,355

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

Loan commitments and forward sale commitments

ACRE Capital entered into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan was determined prior to funding. In general, ACRE Capital simultaneously entered into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locked in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor were matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments were considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, were recorded at fair value, with changes in fair value recorded in earnings. For the three and six months ended June 30, 2016, ACRE Capital entered into 13 and 19 loan commitments, respectively, and 13 and 19 forward sale commitments, respectively.

Income Tax

The Company established a TRS, TRS Holdings, in connection with the acquisition of ACRE Capital. TRS Holdings' income tax provision consisted of the following for the three and six months ended June 30, 2016 ($ in thousands):

	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Current	$(127)	$(402)
Deferred	1,159	682
Total income tax expense	$1,032	$280

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

The following table is a reconciliation of TRS Holdings’ statutory U.S. federal income tax rate to TRS Holdings’ effective tax rate for the three and six months ended June 30, 2016:

	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Federal statutory rate	35.0%	35.0%
State income taxes	3.6%	3.6%
Federal benefit of state tax deduction	(1.3)%	(1.3)%
Effective tax rate	37.3%	37.3%

As of June 30, 2017, tax years 2013 through 2016 remained subject to examination by taxing authorities. TRS Holdings did not have any unrecognized tax benefits.

Intercompany Notes

In connection with the acquisition of ACRE Capital, the Company partially capitalized TRS Holdings with a $44.0 million note. In October 2014, the Company entered into an $8.0 million revolving promissory note with TRS Holdings (collectively, the two intercompany notes described above are referred to as the “Intercompany Notes”). In connection with the ACRE Capital Sale, the Intercompany Notes were repaid in full with the proceeds from the sale on September 30, 2016. As of

June 30, 2016, the outstanding principal balance of the Intercompany Notes was $51.9 million. The income statement effects of the Intercompany Notes were eliminated in consolidation for financial reporting purposes, but the interest income and expense from the Intercompany Notes affected the taxable income of the Company and TRS Holdings.

Related Party Transactions

The following table summarizes the related party costs incurred by the Company related to discontinued operations for the three and six months ended June 30, 2016 ($ in thousands):

	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Affiliate Payments
Management fees (1)	$145	$292
General and administrative expenses (1)	306	437
Direct costs (1)	4	33
Total	$455	$762
______________________________________________________________________________

(1)
Management fees incurred are included in management fees to affiliate, general and administrative expenses incurred are included in general and administrative expenses reimbursed to affiliate and direct costs incurred are included in general and administrative expenses for the three and six months ended June 30, 2016 in the reconciliation of net income from operations of discontinued operations, net of income taxes.

14.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2017, except as disclosed below.

On July 12, 2017, the Company originated an $18.1 million senior mortgage loan on a multifamily property located in California. At closing, the outstanding principal balance was approximately $13.4 million. The loan has an interest rate of LIBOR plus 3.80% (plus fees) and an initial term of three years.

On July 17, 2017, the Company originated a $39.7 million senior mortgage loan on a student housing property located in North Carolina. At closing, the outstanding principal balance was approximately $38.4 million. The loan has an interest rate of LIBOR plus 4.75% (plus fees) and an initial term of one and a half years.

On August 3, 2017, the Company declared a cash dividend of $0.27 per common share for the third quarter of 2017. The third quarter 2017 dividend is payable on October 16, 2017 to common stockholders of record as of September 29, 2017.

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

•	allocation of investment opportunities to us by our Manager;

•	our ability to successfully identify, complete and integrate any acquisitions;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”);

•	our understanding of our competition;

•	general volatility of the securities markets in which we may invest;

•	adverse changes in the real estate, real estate capital and credit markets and the impact of a protracted decline in the liquidity of credit markets on our business;

•	changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

•	actions and initiatives of the U.S. Government and changes to U.S. Government policies;

•	the state of the U.S. economy generally or in specific geographic regions;

•	uncertainty surrounding the financial stability of the United States, European Union and China;

•	global economic trends and economic recoveries;

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

•	our ability to redeploy the net proceeds from the sale of ACRE Capital Holdings LLC, the holding company that owned our mortgage banking subsidiary, ACRE Capital LLC (“ACRE Capital”).

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

Overview

We are a specialty finance company primarily engaged in originating and investing in commercial real estate (“CRE”) loans and related investments. We are externally managed by ACREM, a subsidiary of Ares Management, L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to the terms of the management agreement dated April 25, 2012, as amended, between us and our Manager (the “Management Agreement”). From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. Unless any of the above criteria are met earlier, starting December 31, 2017, we will no longer be treated as an “emerging growth company.”

Developments During the Second Quarter of 2017:

•	ACRE originated a $65.0 million senior mortgage loan on an office property located in Colorado.

•	ACRE originated a $27.1 million senior mortgage loan on a multifamily property located in California.

•	ACRE originated a $43.0 million senior mortgage loan on a student housing property located in California.

•	ACRE originated a $56.7 million senior mortgage loan on an office property located in New Jersey.

•	ACRE originated a $110.0 million senior mortgage loan on an office property located in Texas.

•	ACRE originated a $19.0 million senior mortgage loan on an office property located in Florida.

•	ACRE amended the Wells Fargo Facility (as defined below) to increase the facility’s commitment amount from $325.0 million to $500.0 million and extend the initial maturity date to December 14, 2018.

•
ACRE amended the BAML Facility (as defined below), which has a commitment amount of $125.0 million, to extend the period during which we may request individual loans under the facility to May 24, 2018. In addition, the final maturity date of individual loans under the BAML Facility was extended to May 25, 2021.

•	ACRE amended the U.S. Bank Facility (as defined below) to increase the facility’s commitment amount from $125.0 million to $186.0 million and extend the initial maturity date to July 31, 2020.

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

Investment Portfolio

As of June 30, 2017, our portfolio totaled 38 loans held for investment, excluding 50 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of June 30, 2017, the aggregate originated commitment under these loans at closing was approximately $1.8 billion and outstanding principal was $1.7 billion. During the six months ended June 30, 2017, we funded approximately $421.8 million of outstanding principal and received repayments of $81.7 million of outstanding principal, excluding non-controlling interests held by third parties. As of June 30, 2017, 89.0% of our loans have London Interbank Offered Rates (“LIBOR”) floors, with a weighted average floor of 0.56%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of June 30, 2017, all loans were paying in accordance with their contractual terms. During the six months ended June 30, 2017, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of June 30, 2017 ($ in thousands):

	As of June 30, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,529,155	$1,538,370	4.8%	6.0%	1.9
Subordinated debt and preferred equity investments	112,280	113,392	10.7%	11.8%	3.2
Total loans held for investment portfolio	$1,641,435	$1,651,762	5.2%	6.4%	2.0
_____________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Minimum Loan Borrowing Spread is equal to (a) for floating rate loans, the margin above the applicable index rate (e.g., LIBOR) plus floors, if any, on such applicable index rates, and (b) for fixed rate loans, the applicable interest rate.

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of June 30, 2017 as weighted by the Outstanding Principal balance of each loan.

Non-Controlling Interests

The non-controlling interests held by third parties in our consolidated financial statements represent the equity interests in ACRC KA Investor LLC (“ACRC KA”) that are not owned by us. In January 2017, our investment in ACRC KA was repaid in full. Accordingly, as of June 30, 2017, our investment was no longer outstanding.

A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

	For the three months ended June 30, 2017	For the six months ended June 30, 2017
Interest income from loans held for investment, excluding non-controlling interests	$22,643	$43,735
Interest income from non-controlling interest investment held by third parties	—	35
Interest income from loans held for investment	$22,643	$43,770

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and six months ended June 30, 2017 and 2016 ($ thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net interest margin	$10,411	$10,514	$20,750	$20,739
Total expenses	3,671	3,219	7,464	6,681
Income from continuing operations before income taxes	6,740	7,295	13,286	14,058
Income tax expense, including excise tax	27	3	95	7
Net income from continuing operations	6,713	7,292	13,191	14,051
Net income from operations of discontinued operations, net of income taxes	—	2,689	—	2,355
Net income attributable to ACRE	6,713	9,981	13,191	16,406
Less: Net income attributable to non-controlling interests	—	(1,288)	(25)	(2,577)
Net income attributable to common stockholders	$6,713	$8,693	$13,166	$13,829

The following tables set forth select details of our consolidated results of operations from continuing operations for the three and six months ended June 30, 2017 and 2016 ($ thousands):

Net Interest Margin

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Interest income from loans held for investment	$22,643	$18,929	$43,770	$37,679
Interest expense	(12,232)	(8,415)	(23,020)	(16,940)
Net interest margin	$10,411	$10,514	$20,750	$20,739

For the three months ended June 30, 2017 and 2016, net interest margin was approximately $10.4 million and $10.5 million, respectively. For the three months ended June 30, 2017 and 2016, interest income from loans held for investment of $22.6 million and $18.9 million, respectively, was generated by weighted average earning assets of $1.4 billion and $1.2 billion, respectively, offset by $12.2 million and $8.4 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined above or below and collectively, the “Secured Funding Agreements”) and securitization debt and the Secured Term Loan (defined above) were $1.0 billion for the three months ended June 30, 2017 and $835.8 million for the three months ended June 30, 2016 (which included two facilities which were subsequently paid in full). The increase in interest income from loans held for investment and interest expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the three months ended June 30, 2017.

For the six months ended June 30, 2017 and 2016, net interest margin was approximately $20.8 million and $20.7 million, respectively. For the six months ended June 30, 2017 and 2016, interest income from loans held for investment of $43.8 million and $37.7 million, respectively, was generated by weighted average earning assets of $1.4 billion and $1.2 billion, respectively, offset by $23.0 million and $16.9 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements and securitization debt and the Secured Term Loan were $1.0 billion for the six months ended June 30, 2017 and $840.3 million for the six months ended June 30, 2016 (which included two facilities which were subsequently paid in full). The increase in interest income from loans held for investment and interest expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the six months ended June 30, 2017.

Operating Expenses

The operating expenses below do not include expenses of ACRE Capital. See Note 13 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information about the operating expenses of ACRE Capital.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Management and incentive fees to affiliate	$1,654	$1,338	$3,466	$2,690
Professional fees	428	535	819	1,025
General and administrative expenses	640	686	1,282	1,409
General and administrative expenses reimbursed to affiliate	949	660	1,897	1,557
Total expenses	$3,671	$3,219	$7,464	$6,681

For the three months ended June 30, 2017 and 2016, we incurred operating expenses of $3.7 million and $3.2 million, respectively. As discussed below, the increase in operating expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily relates to incentive fees due to our Manager for the three months ended June 30, 2017 and an increase in management fees and general and administrative expenses due to our Manager that were allocated to continuing operations.

For the six months ended June 30, 2017 and 2016, we incurred operating expenses of $7.5 million and $6.7 million, respectively. As discussed below, the increase in operating expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily relates to incentive fees due to our Manager for the six months ended June 30, 2017 and an increase in management fees and general and administrative expenses due to our Manager that were allocated to continuing operations.

Related Party Expenses

For the three months ended June 30, 2017, related party expenses included $1.5 million in management fees due to our Manager and $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended June 30, 2016, related party expenses included $1.3 million in management fees due to our Manager and $0.7 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees due to our Manager for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily relates to an increase in management fees that were allocated to continuing operations subsequent to the closing of the sale of ACRE Capital on September 30, 2016. The increase in general and administrative expenses due to our Manager for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily relates to an increase in general and administrative expenses that were allocated to continuing operations as employees of our Manager allocated a significant percentage of their time during the three months ended June 30, 2016 to discontinued operations for due diligence work associated with the closing of the sale of ACRE Capital. For the three months ended June 30, 2017, related party expenses also included $0.1 million in incentive fees due to our Manager. For the three months ended June 30, 2016, there were no incentive fees due to our Manager.

For the six months ended June 30, 2017, related party expenses included $3.1 million in management fees due to our Manager and $1.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the six months ended June 30, 2016, related party expenses included $2.7 million in management fees due to our Manager and $1.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees due to our Manager for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily relates to an increase in management fees that were allocated to continuing operations subsequent to the closing of the sale of ACRE Capital on September 30, 2016. The increase in general and administrative expenses due to our Manager for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily relates to an increase in general and administrative expenses that were allocated to continuing operations as employees of our Manager allocated a significant percentage of their time during the six months ended June 30, 2016 to discontinued operations for due diligence work associated with the closing of the sale of ACRE Capital. For the six months ended June 30, 2017, related party expenses also included $0.4 million in incentive fees due to our Manager. For the six months ended June 30, 2016, there were no incentive fees due to our Manager.

Other Expenses

For the three months ended June 30, 2017 and 2016, professional fees were $0.4 million and $0.5 million, respectively. The decrease in professional fees for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily relates to a decrease in our use of third party professionals due to changes in transaction activity year over year. For the three months ended June 30, 2017 and 2016, general and administrative expenses were $0.6 million and $0.7 million, respectively, which was relatively consistent for both periods.

For the six months ended June 30, 2017 and 2016, professional fees were $0.8 million and $1.0 million, respectively. The decrease in professional fees for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily relates to a decrease in our use of third party professionals due to changes in transaction activity year over year. For the six months ended June 30, 2017 and 2016, general and administrative expenses were $1.3 million and $1.4 million, respectively, which was relatively consistent for both periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under our Secured Funding Agreements, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in securitizations where we retain the subordinate securities are applied sequentially, first used to pay down the senior notes, and accordingly, we will not receive any proceeds from repayment of loans in the securitizations until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See “Recent Developments” included in this quarterly report on Form 10-Q for information on our available capital as of August 2, 2017. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2017 and 2016, which are inclusive of amounts related to discontinued operations ($ in thousands):

	For the six months ended June 30,
	2017	2016
Net income	$13,191	$16,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(151)	17,014
Net cash provided by (used in) operating activities	13,040	33,420
Net cash provided by (used in) investing activities	(324,858)	33,597
Net cash provided by (used in) financing activities	270,271	(69,701)
Change in cash and cash equivalents	$(41,547)	$(2,684)

During the six months ended June 30, 2017 and 2016, cash and cash equivalents decreased by $41.5 million and $2.7 million, respectively.

Operating Activities

For the six months ended June 30, 2017 and 2016, net cash provided by operating activities totaled $13.0 million and $33.4 million, respectively. For the six months ended June 30, 2017, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $2.6 million, amortization of deferred financing costs of $3.9 million and change in other assets of $1.7 million. For the six months ended June 30, 2016, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $282.6 million, sale of mortgage loans held for sale to third parties of $261.5 million, change in the fair value of MSRs (as defined above) of $3.9 million, and change in other assets of $39.7 million.

Investing Activities

For the six months ended June 30, 2017 and 2016, net cash provided by (used in) investing activities totaled $(324.9) million and $33.6 million, respectively. This change in net cash provided by (used in) investing activities was primarily as a result of the cash used for the origination of new loans held for investment exceeding the cash received from principal repayment of loans held for investment for the six months ended June 30, 2017.

Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities totaled $270.3 million and primarily related to proceeds from our Secured Funding Agreements of $376.1 million and proceeds from the issuance of debt of consolidated variable interest entities (“VIEs”) of $272.9 million, partially offset by repayments of our Secured Funding Agreements of $347.1 million. For the six months ended June 30, 2016, net cash used in financing activities totaled $69.7 million and primarily related to repayments of our Secured Funding Agreements of $359.7 million, repayments of debt of consolidated VIEs of $150.3 million and repayments of our Warehouse Lines of Credit (defined below) of $311.1 million, partially offset by proceeds from our Secured Funding Agreements of $438.7 million and proceeds from our Warehouse Lines of Credit of $332.7 million.

We, through our previously owned subsidiary, ACRE Capital, borrowed funds under the ASAP Line of Credit and the BAML Line of Credit (individually defined below and together, the “Warehouse Lines of Credit”). ACRE Capital was party to an $80.0 million multifamily as soon as pooled sale agreement (the “ASAP Line of Credit”) with the Federal National Mortgage Association (“Fannie Mae”) to finance installments received from Fannie Mae. ACRE Capital was party to a $135.0 million line of credit agreement with Bank of America, N.A. (as amended and restated, the “BAML Line of Credit”), which was used to finance mortgage loans originated by ACRE Capital.

Summary of Financing Agreements

The sources of financing under our Secured Funding Agreements and the Secured Term Loan (collectively, the "Financing Agreements") are described in the following table ($ in thousands):

	As of
	June 30, 2017							December 31, 2016
	Total Commitment		Outstanding Balance	Interest Rate		Maturity Date		Total Commitment		Outstanding Balance	Interest Rate		Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000		$334,295	LIBOR+1.75 to 2.35%		December 14, 2018	(1)	$325,000		$218,064	LIBOR+1.75 to 2.35%		December 14, 2017	(1)
Citibank Facility	250,000	(2)	204,943	LIBOR+2.25 to 2.50%		December 10, 2018	(2)	250,000	(2)	302,240	LIBOR+2.25 to 2.50%		December 10, 2018	(2)
BAML Facility	125,000		72,928	LIBOR+2.25 to 2.75%		May 24, 2018	(3)	125,000		77,679	LIBOR+2.25 to 2.75%		May 25, 2017	(3)
CNB Facility	50,000		—	LIBOR+3.00%		March 11, 2018	(4)	50,000		—	LIBOR+3.00%		March 11, 2017	(4)
MetLife Facility	180,000		53,130	LIBOR+2.35%		August 12, 2017	(5)	180,000		53,130	LIBOR+2.35%		August 12, 2017	(5)
UBS Facility	140,000		14,720	LIBOR+1.88 to 2.28%	(6)	October 21, 2018		140,000		71,360	LIBOR+1.88 to 2.28%	(6)	October 21, 2018
U.S. Bank Facility	185,989	(7)	129,721	LIBOR+1.85 to 2.25%		July 31, 2020	(7)	125,000		58,240	LIBOR+2.25%		July 31, 2019	(7)
Subtotal	$1,430,989		$809,737					$1,195,000		$780,713

Secured Term Loan	$155,000		$155,000	LIBOR+6.00%	(8)	December 9, 2018		$155,000		$155,000	LIBOR+6.00%	(8)	December 9, 2018
Total	$1,585,989		$964,737					$1,350,000		$935,713
______________________________________________________________________________

(1)
The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In May 2017, we amended the Wells Fargo Facility to increase the facility’s commitment amount from $325.0 million to $500.0 million and extend the initial maturity date to December 14, 2018.

(2)
The maturity date of the master repurchase facility with Citibank, N.A. (the “Citibank Facility”) is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In July 2016, we entered into an amendment to the Citibank Facility, which added an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion.

(3)
Individual advances on loans under the Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. In May 2017, we amended the BAML Facility to extend the period during which we may request individual loans under the facility to May 24, 2018.

(4)
The maturity date of the secured revolving funding facility with City National Bank (the “CNB Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(5)
The maturity date of the revolving master repurchase facility with Metropolitan Life Insurance Company (the “MetLife Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(6)
The price differential (or interest rate) on the revolving master repurchase facility with UBS Real Estate Securities Inc. (the “UBS Facility”) is one-month LIBOR plus (i) 1.88% per annum, for assets that are subject to an advance for one year or less, (ii) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years, and (iii) 2.28% per annum, for assets that are subject to an advance for more than two years; in each case, excluding amortization of commitment and exit fees.

(7)
The maturity date of the master repurchase and securities contract with U.S. Bank National Association (the “U.S. Bank Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In June 2017, we amended the U.S. Bank Facility to increase the facility’s commitment amount from $125.0 million to $186.0 million and extend the initial maturity date to July 31, 2020.

(8)	The Secured Term Loan has a LIBOR floor of 1.0% on drawn amounts.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of June 30, 2017, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of June 30, 2017, the carrying amount and outstanding principal of our CLO Securitization was $270.8 million and $272.9 million, respectively. See Note 12 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

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

RECENT DEVELOPMENTS

On July 12, 2017, we originated an $18.1 million senior mortgage loan on a multifamily property located in California. At closing, the outstanding principal balance was approximately $13.4 million. The loan has an interest rate of LIBOR plus 3.80% (plus fees) and an initial term of three years.

On July 17, 2017, we originated a $39.7 million senior mortgage loan on a student housing property located in North Carolina. At closing, the outstanding principal balance was approximately $38.4 million. The loan has an interest rate of LIBOR plus 4.75% (plus fees) and an initial term of one and a half years.

As of August 2, 2017, we had approximately $111 million in capital, either in cash or in undrawn capacity expected to be available under our Secured Funding Agreements. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $101 million in capital available to fund new loans, fund outstanding commitments on existing loans and for other working capital and general corporate purposes. Assuming that we use all such amounts as capital to make new senior loans and we are able to leverage such amounts under our Secured Funding Agreements at a debt‑to‑equity ratio of 2.5:1, we would have the capacity to fund approximately $350 million of additional senior loans.

As of August 2, 2017, the total unfunded commitments for our existing loans held for investment were approximately $103 million. In addition, borrowings under our Secured Funding Agreements were approximately $848 million, borrowings under our Secured Term Loan was approximately $155 million and debt issued in the form of a CLO was approximately $273 million.

On August 3, 2017, we declared a cash dividend of $0.27 per common share for the third quarter of 2017. The third quarter 2017 dividend is payable on October 16, 2017 to common stockholders of record as of September 29, 2017.

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

For the three and six months ended June 30, 2017, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the three months ended June 30, 2017	For the six months ended June 30, 2017
Up 300 basis points	$2.5	$5.0
Up 200 basis points	$1.7	$3.4
Up 100 basis points	$0.9	$1.8
Down to 0 basis points	$0.1	$0.3

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

Interest Rate Cap and Floor Risk

We primarily originate or acquire floating rate mortgage assets. These are assets in which the mortgages may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield changes during any given period. However, our borrowing costs pursuant to our Financing Agreements sometimes are not subject to similar restrictions or have different floors and caps. As a result, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest rate yields on our floating rate mortgage assets could be limited if we do not implement effective caps. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. In addition, in a period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on certain of our borrowings could be fixed at a higher floor. These factors could lower our net interest income or cause a net loss during periods of decreasing interest rates, which would harm our financial condition, cash flows and results of operations.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of June 30, 2017, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. During the three months ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2017, we were not subject to any material pending legal proceedings.

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
2.2
Waiver and Amendment to Purchase and Sale Agreement, dated as of September 29, 2016, among Ares Commercial Real Estate Corporation and Barings Real Estate Advisers LLC (formerly known as Cornerstone Real Estate Advisers LLC).

3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (2)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (3)
10.1
Amendment Number Six to the Credit Agreement dated, as of April 19, 2017, by and among, the several banks and other financial institutions and lenders from time to time party hereto, each individually as a lender and, collectively, as the lenders, and City National Bank, as administrative agent to the lenders, and ACRC Lender LLC, as the borrower.

10.2
Second Amended and Restated Master Repurchase and Securities Contract dated as of May 1, 2017, by and among, ACRC Lender W LLC, as existing seller, ACRC Lender W TRS LLC, as new seller, and Wells Fargo Bank, National Association, as buyer.

10.3	Reaffirmation Agreement dated, as of May 1, 2017, by Ares Commercial Real Estate Corporation in favor of Wells Fargo Bank, National Association.
10.4*
Amendment No. 1 to Amended and Restated Bridge Loan Warehousing Credit and Security Agreement dated, as of May 25, 2017, by and among ACRC Lender B LLC, as borrower, the Persons party to the Credit Agreement from time to time as lenders, and Bank of America, N.A., as lender and in its capacity as administrative agent for the Lenders under the Credit Agreement, as administrative agent.(4)

10.5*
First Amendment to Master Repurchase and Securities Contract dated, as of June 23, 2017, by and among ACRC Lender US LLC, as seller, and U.S. Bank National Association, as buyer, and acknowledged and agreed to by Ares Commercial Real Estate Corporation. (5)

10.6	Form of Restricted Stock Agreement with officers
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
______________________________________________________________________________
* Previously filed

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 29, 2016.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on May 30, 2017.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 28, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date: August 3, 2017	By	/s/ John Jardine
John Jardine
Co-Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By	/s/ Robert L. Rosen
Robert L. Rosen
Interim Co-Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)