Form 10-Q
period 2017-09-30
Ares Commercial Real Estate Corp
filed 2017-11-01
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common stock, $0.01 par value	28,589,968

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents ($8 related to consolidated VIEs as of December 31, 2016)	$28,245	$47,270
Restricted cash	379	375
Loans held for investment ($341,158 and $21,514 related to consolidated VIEs, respectively)	1,543,261	1,313,937
Other assets ($873 and $203 of interest receivable related to consolidated VIEs, respectively)	15,583	12,121
Total assets	$1,587,468	$1,373,703
LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$730,228	$780,713
Secured term loan	151,761	149,878
Collateralized loan obligation securitization debt (consolidated VIE)	270,961	—
Due to affiliate	2,567	2,699
Dividends payable	7,717	7,406
Other liabilities ($374 of interest payable related to consolidated VIEs as of September 30, 2017)	3,734	3,334
Total liabilities	1,166,968	944,030
Commitments and contingencies (Note 5)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2017 and December 31, 2016, and 28,582,690 and 28,482,756 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	283	283
Additional paid-in capital	420,428	420,056
Accumulated deficit	(211)	(1,310)
Total stockholders' equity	420,500	419,029
Non-controlling interests in consolidated VIEs	—	10,644
Total equity	420,500	429,673
Total liabilities and equity	$1,587,468	$1,373,703

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$28,551	$20,776	$72,321	$58,455
Interest expense	(13,825)	(9,018)	(36,845)	(25,958)
Net interest margin	14,726	11,758	35,476	32,497
Expenses:
Management and incentive fees to affiliate	1,554	1,690	5,020	4,380
Professional fees	350	678	1,169	1,703
General and administrative expenses	724	690	2,006	2,099
General and administrative expenses reimbursed to affiliate	986	860	2,883	2,417
Total expenses	3,614	3,918	11,078	10,599
Income from continuing operations before income taxes	11,112	7,840	24,398	21,898
Income tax expense, including excise tax	54	161	149	168
Net income from continuing operations	11,058	7,679	24,249	21,730
Net income from operations of discontinued operations, net of income taxes	—	1,866	—	4,221
Gain on sale of discontinued operations	—	10,196	—	10,196
Net income attributable to ACRE	11,058	19,741	24,249	36,147
Less: Net income attributable to non-controlling interests	—	(1,299)	(25)	(3,876)
Net income attributable to common stockholders	$11,058	$18,442	$24,224	$32,271
Basic earnings per common share:
Continuing operations	$0.39	$0.22	$0.85	$0.63
Discontinued operations	—	0.42	—	0.51
Net income	$0.39	$0.65	$0.85	$1.13
Diluted earnings per common share:
Continuing operations	$0.39	$0.22	$0.85	$0.63
Discontinued operations	—	0.42	—	0.51
Net income	$0.39	$0.65	$0.85	$1.13
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,481,298	28,428,766	28,475,369	28,462,143
Diluted weighted average shares of common stock outstanding	28,582,690	28,513,137	28,537,723	28,536,921
Dividends declared per share of common stock	$0.27	$0.26	$0.81	$0.78

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2016	28,482,756	$283	$420,056	$(1,310)	$419,029	$10,644	$429,673
Stock‑based compensation	99,934	—	372	—	372	—	372
Net income	—	—	—	24,224	24,224	25	24,249
Dividends declared	—	—	—	(23,125)	(23,125)	—	(23,125)
Contributions from non-controlling interests	—	—	—	—	—	12	12
Distributions to non-controlling interests	—	—	—	—	—	(10,681)	(10,681)
Balance at September 30, 2017	28,582,690	$283	$420,428	$(211)	$420,500	$—	$420,500

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Operating activities:
Net income	$24,249	$36,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Amortization of deferred financing costs	5,596	4,782
Change in mortgage banking activities	—	(10,386)
Change in fair value of mortgage servicing rights	—	6,457
Accretion of deferred loan origination fees and costs	(4,893)	(3,717)
Provision for loss sharing	—	(146)
Cash paid to settle loss sharing obligations	—	(681)
Originations of mortgage loans held for sale	—	(639,413)
Sale of mortgage loans held for sale to third parties	—	571,714
Stock-based compensation	372	202
Gain on sale of discontinued operations	—	(10,196)
Depreciation expense	—	167
Deferred tax expense	—	2,049
Changes in operating assets and liabilities:
Restricted cash	(4)	1,411
Other assets	(1,988)	39,706
Due to affiliate	(132)	284
Other liabilities	692	1,805
Net cash provided by (used in) operating activities	23,892	185
Investing activities:
Issuance of and fundings on loans held for investment	(504,554)	(782,364)
Principal repayment of loans held for investment	273,985	444,272
Receipt of origination fees	6,138	6,009
Proceeds from sale of discontinued operations, net of cash sold	—	89,981
Purchases of other assets	—	(354)
Net cash provided by (used in) investing activities	(224,431)	(242,456)
Financing activities:
Proceeds from secured funding agreements	533,880	1,288,698
Repayments of secured funding agreements	(584,365)	(932,371)
Payment of secured funding costs	(7,445)	(4,221)
Proceeds from issuance of debt of consolidated VIEs	272,927	—
Repayments of debt of consolidated VIEs	—	(197,445)
Proceeds from warehouse lines of credit	—	863,382
Repayments of warehouse lines of credit	—	(795,684)
Proceeds from secured term loan	—	80,000
Repurchase of common stock	—	(1,436)
Dividends paid	(22,814)	(21,994)
Contributions from non-controlling interests	12	11
Distributions to non-controlling interests	(10,681)	(3,896)
Net cash provided by (used in) financing activities	181,514	275,044
Change in cash and cash equivalents	(19,025)	32,773
Cash and cash equivalents of continuing operations, beginning of period	47,270	5,066
Cash and cash equivalents of discontinued operations, beginning of period	—	3,929
Cash and cash equivalents, end of period	$28,245	$41,768
Cash and cash equivalents of continuing operations, end of period	$28,245	$41,768
Cash and cash equivalents of discontinued operations, end of period	$—	$—

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2017
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

Discontinued Operations

As discussed in Note 1 included in these consolidated financial statements, the Company completed the ACRE Capital Sale on September 30, 2016. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20, Presentation of Financial Statements - Discontinued Operations, defines the criteria required for a disposal transaction to qualify for reporting as a discontinued operation. The Company determined that the ACRE Capital Sale met the criteria for discontinued operations. As a result, the operating results of ACRE Capital, which formerly comprised the Mortgage Banking segment, are presented separately in the Company’s consolidated financial statements as discontinued operations for the three and nine months ended September 30, 2016. The operating results of discontinued operations are included in the line item “Net income from operations of discontinued operations, net of income taxes” in the consolidated statements of operations for the three and nine months ended September 30, 2016. Summarized financial information for the discontinued Mortgage Banking segment is shown in Note 13 included in these consolidated financial statements.

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of September 30, 2017 and December 31, 2016, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the terms of the respective debt instrument. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense in the Company’s consolidated statements of operations while the unamortized balance on (i) Secured Funding Agreements (each individually defined in Note 4 included in these consolidated financial statements) is included within other assets and both (ii) the Secured Term Loan (defined in Note 4 included in these consolidated financial statements) and (iii) debt securitizations are included as a reduction to the carrying amount of the liability, in the Company’s consolidated balance sheets.

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

A reconciliation of the Company's interest income from loans held for investment, excluding non-controlling interests, to the Company's interest income from loans held for investment as included within its consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 is as follows ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Interest income from loans held for investment, excluding non-controlling interests	$28,551	$19,473	$72,286	$54,573
Interest income from non-controlling interest investment held by third parties	—	1,303	35	3,882
Interest income from loans held for investment	$28,551	$20,776	$72,321	$58,455

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company's loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt and the Secured Term Loan (individually defined in Note 4 included in these consolidated financial statements) in net interest margin. For the three and nine months ended September 30, 2017 and 2016, interest expense is comprised of the following ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Secured funding agreements and securitizations debt	$10,312	$6,914	$26,635	$20,339
Secured term loan	3,513	2,104	10,210	5,619
Interest expense	$13,825	$9,018	$36,845	$25,958
Comprehensive Income
For the three and nine months ended September 30, 2017 and 2016, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.
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

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2017, the Company’s portfolio totaled 36 loans held for investment, excluding 55 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.7 billion and outstanding principal was $1.6 billion as of September 30, 2017. During the nine months ended September 30, 2017, the Company funded approximately $504.6 million of outstanding principal and received repayments of $263.4 million of outstanding principal, excluding non-controlling interests held by third parties, as described in more detail in the tables below. Such investments are referred to herein as the Company’s “investment portfolio.” As of September 30, 2017, 89.3% of the Company’s loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 0.61%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2017 and December 31, 2016 ($ in thousands):

	As of September 30, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,483,786	$1,492,488	4.8%	6.0%	1.7
Subordinated debt and preferred equity investments	59,475	60,276	10.3%	11.4%	3.2
Total loans held for investment portfolio	$1,543,261	$1,552,764	5.0%	6.2%	1.8

	As of December 31, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,181,569	$1,188,425	4.7%	5.7%	1.8
Subordinated debt and preferred equity investments	121,828	123,230	10.7%	11.5%	4.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties) (4)	$1,303,397	$1,311,655	5.2%	6.3%	2.0
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2017 and December 31, 2016 as weighted by the Outstanding Principal balance of each loan.

(4)
The table above as of December 31, 2016 excludes non-controlling interests held by third parties. A reconciliation of the Carrying Amount of loans held for investment portfolio, excluding non-controlling interests held by third parties, to the Carrying Amount of loans held for investment, as included in the Company’s consolidated balance sheets, is presented below.

A reconciliation of the Company’s loans held for investment portfolio, excluding non-controlling interests held by third parties, to the Company’s loans held for investment as included in its consolidated balance sheets is as follows ($ in thousands):

	As of December 31, 2016
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,303,397	$1,311,655
Non-controlling interest investment held by third parties	10,540	10,540
Loans held for investment	$1,313,937	$1,322,195

As of September 30, 2017, there were no non-controlling interests held by third parties.

A more detailed listing of the Company’s investment portfolio based on information available as of September 30, 2017 is as follows ($ in millions, except percentages):

Loan Type		Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Various	(5)	Diversified	$159.2	$158.5	L+4.35%	6.2%	Oct 2018	(5)	I/O
Office		TX	96.0	95.0	L+3.60%	5.3%	July 2020		I/O
Multifamily		FL	89.7	89.4	L+4.75%	6.5%	Sep 2019		I/O
Various	(6)	Diversified	82.3	81.9	L+4.75%	6.6%	Oct 2018	(6)	I/O
Retail		IL	75.9	75.9	L+4.00%	5.7%	Nov 2017	(7)	I/O
Mixed-use		NY	65.6	65.3	L+4.16%	5.8%	Apr 2019		I/O
Office		TX	63.9	63.5	L+4.30%	6.4%	Dec 2018		I/O
Office		CA	57.7	57.3	L+4.40%	6.2%	Aug 2019		I/O
Office		IL	55.9	55.4	L+3.99%	5.7%	Aug 2019		I/O
Multifamily		FL	53.8	53.3	L+3.65%	5.3%	Mar 2021		I/O
Office		CO	53.4	52.8	L+4.15%	5.8%	June 2021		I/O
Office		NJ	48.4	47.9	L+4.65%	6.5%	July 2020		I/O
Multifamily		FL	45.4	45.2	L+4.75%	6.5%	Sep 2019		I/O
Student Housing		CA	41.8	41.4	L+3.95%	5.7%	July 2020		I/O
Student Housing		NC	38.4	38.0	L+4.75%	7.0%	Feb 2019		I/O
Hotel		NY	37.3	37.2	L+4.75%	6.4%	June 2018		I/O
Hotel		MI	35.2	35.2	L+4.15%	5.4%	July 2018	(8)	I/O
Multifamily		MN	34.1	33.9	L+4.75%	6.5%	Oct 2019		I/O
Industrial		OH	32.3	32.3	L+4.20%	5.7%	May 2018		P/I	(9)
Office		OR	31.5	31.4	L+3.75%	5.4%	Oct 2018		I/O
Multifamily		NY	31.4	31.2	L+4.55%	6.3%	Feb 2019		I/O
Multifamily		NY	29.4	29.3	L+3.75%	5.4%	Oct 2018	(10)	I/O	(9)
Multifamily		TX	27.5	27.3	L+3.20%	4.9%	Oct 2020		I/O
Multifamily		TX	26.3	26.2	L+3.80%	5.2%	Jan 2019		I/O
Multifamily		CA	25.1	24.9	L+3.85%	5.6%	July 2020		I/O
Student Housing		AL	24.1	23.9	L+4.45%	6.2%	Feb 2020		I/O
Multifamily		FL	21.9	21.8	L+4.25%	6.2%	Feb 2019		I/O
Multifamily		CA	21.6	21.5	L+3.90%	5.5%	Mar 2021		I/O
Office		CO	19.6	19.6	L+3.95%	5.6%	Dec 2017		I/O
Office		PA	19.6	19.5	L+4.70%	6.4%	Mar 2020		I/O
Office		FL	18.4	18.2	L+4.30%	6.1%	Apr 2020		I/O
Multifamily		NY	16.3	16.3	L+3.85%	5.4%	Nov 2017		I/O
Multifamily		CA	13.5	13.3	L+3.80%	5.5%	July 2020		I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily		NY	33.3	33.2	L+8.07%	9.6%	Jan 2019		I/O
Office		NJ	17.0	16.3	12.00%	12.8%	Jan 2026		I/O	(9)
Office		TX	10.0	10.0	14.00%	15.2%	Dec 2018		I/O
Total/Weighted Average			$1,552.8	$1,543.3		6.2%
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of September 30, 2017 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2017 as weighted by the Outstanding Principal balance of each loan.

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

(5)
The senior mortgage loan is collateralized by a portfolio of self-storage, retail and office properties. The total principal balance of the senior mortgage loan is $159.2 million as of September 30, 2017, of which $122.2 million is allocable to the self-storage properties and $37.0 million is allocable to the retail and office properties. The borrower was obligated to repay an amount equal to $42.5 million with respect to the retail and office properties (which includes

$37.0 million of allocated loan amount and $5.5 million of release premium) in September 2017, which is prior to the initial maturity date of the loan in October 2018. See below in Note 3 included in these consolidated financial statements for further discussion of this loan.

(6)
The senior mortgage loan is collateralized by a portfolio of self-storage properties and one retail property.  The total principal balance of the senior mortgage loan is $82.3 million as of September 30, 2017, of which $70.2 million is allocable to the self-storage properties and $12.1 million is allocable to the retail property. The borrower was obligated to repay an amount equal to $13.9 million with respect to the retail property (which includes $12.1 million of allocated loan amount and $1.8 million of release premium) in September 2017, which is prior to the initial maturity date of the loan in October 2018. See below in Note 3 included in these consolidated financial statements for further discussion of this loan.

(7)	In July 2017, the Company and the borrower entered into an amendment to the loan agreement, which extended the maturity date on the senior Illinois loan from August 2017 to November 2017.

(8)	In April 2017, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Michigan loan to July 2018.

(9)
In May 2017, amortization began on the senior Ohio loan, which had an outstanding principal balance of $32.3 million as of September 30, 2017. In October 2017, amortization will begin on the senior New York loan, which had an outstanding principal balance of $29.4 million as of September 30, 2017. In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of September 30, 2017. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(10)	In August 2017, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior New York loan to October 2018.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis.

For the nine months ended September 30, 2017, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2016	$1,313,937
Initial funding	491,561
Origination fees and discounts, net of costs	(6,138)
Additional funding	12,993
Amortizing payments	(251)
Loan payoffs	(273,734)
Origination fee accretion	4,893
Balance at September 30, 2017	$1,543,261

As of September 30, 2017, the following two senior mortgage loans, which were made to affiliated borrowers controlled indirectly by the same individual, are each in an event of default.

As of September 30, 2017, the $159.2 million senior mortgage loan collateralized by a portfolio of self-storage, retail and office properties is in payment default due to the failure of the borrower to repay an amount equal to $42.5 million with respect to the retail and office properties (which includes $37.0 million of allocated loan amount and $5.5 million of release premium). This payment amount was due in September 2017, which is prior to the initial maturity date of the loan in October 2018. The Company evaluated this loan for impairment and concluded that no impairment charge should be recognized as of September 30, 2017 and that this loan should not be placed on non-accrual status as of September 30, 2017. This conclusion was based on the following: (1) the current estimated fair market value of the underlying collateral and applicable reserves, (2) the estimated cash flow from operations of the underlying collateral and (3) the recourse payment guarantee of up to $40.2 million from an individual that is the indirect owner of the underlying collateral and an affiliate of the borrower. The estimated fair market value of the underlying collateral was determined using the income capitalization approach and comparable market sales approach. As of September 30, 2017, the loan is current on its interest payments.

As of September 30, 2017, the $82.3 million senior mortgage loan collateralized by a portfolio of self-storage properties and one retail property is in payment default due to the failure of the borrower to repay an amount equal to $13.9 million with respect to the retail property (which includes $12.1 million of allocated loan amount and $1.8 million of release premium). This payment amount was due in September 2017, which is prior to the initial maturity date of the loan in October 2018. The Company evaluated this loan for impairment and concluded that no impairment charge should be recognized as of September 30, 2017 and that this loan should not be placed on non-accrual status as of September 30, 2017. This conclusion was based on the following: (1) the current estimated fair market value of the underlying collateral and applicable reserves, (2) the estimated cash flow from operations of the underlying collateral and (3) the recourse payment guarantee of up to $12.1 million from an individual that is the indirect owner of the underlying collateral and an affiliate of the borrower. The estimated fair market value of the underlying collateral was determined using the income capitalization approach and comparable market sales approach. As of September 30, 2017, the loan is current on its interest payments.

Except as described above, as of September 30, 2017, all loans were paying in accordance with their contractual terms. No impairment charges have been recognized during the three and nine months ended September 30, 2017 and 2016.

4.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of September 30, 2017 and December 31, 2016, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	September 30, 2017			December 31, 2016
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$221,631	$500,000	(1)	$218,064	$325,000
Citibank Facility	175,738	250,000	(2)	302,240	250,000	(2)
BAML Facility	56,320	125,000		77,679	125,000
CNB Facility	—	50,000		—	50,000
MetLife Facility	118,037	180,000		53,130	180,000
UBS Facility	—	140,000		71,360	140,000
U.S. Bank Facility	158,502	185,989	(3)	58,240	125,000
Secured Term Loan	155,000	155,000		155,000	155,000
Total	$885,228	$1,585,989		$935,713	$1,350,000
______________________________________________________________________________

(1)	In May 2017, the Company amended the Wells Fargo Facility (as defined below) to increase the facility’s commitment amount from $325.0 million to $500.0 million.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. In May 2017, the Company amended the Wells Fargo Facility to increase the facility’s commitment amount from $325.0 million to $500.0 million and extend the initial maturity date to December 14, 2018. The initial maturity date of the Wells Fargo Facility is subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2020. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) one-month LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three and nine months ended September 30, 2017, the Company incurred a non-utilization fee of $148 thousand and $240 thousand, respectively. For the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $132 thousand and $278 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The Citibank Facility has an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 10, 2018, subject to three 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if all three were exercised, would extend the maturity date of the Citibank Facility to December 8, 2021. Advances under the Citibank Facility accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.25% to 2.50%, subject to certain exceptions. Advances applicable to assets funded under the Citibank Facility prior to December 8, 2016 accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.00% to 2.50%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility. For the three and nine months ended September 30, 2017, the Company incurred a non-utilization fee of $36 thousand and $118 thousand, respectively. For the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $3 thousand and $95 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. In May 2017, the Company amended the BAML Facility to extend the period during which the Company may request individual loans under the facility to May 24, 2018. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. In addition, in May 2017, the final maturity date of individual loans under the BAML Facility was extended to May 25, 2021. Advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurs a non-utilization fee of 12.5 basis points per annum on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility is utilized. For the three and nine months ended September 30, 2017, the Company incurred a non-utilization fee of $11 thousand and $42 thousand, respectively. For the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $20 thousand and $52 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations. See Note 14 included in these consolidated financial statements for a subsequent event related to the BAML Facility.

 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2017, the Company amended the CNB Facility to extend the initial maturity date to March 11, 2018. The Company has two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the CNB Facility to March 10, 2020. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2017, the Company incurred a non-utilization fee of $46 thousand and $140 thousand, respectively. For the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $28 thousand and $74 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. In August 2017, the Company amended the MetLife Facility to extend the initial maturity date to August 12, 2020. The initial maturity date of the MetLife Facility is subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. In addition, in August 2017, the Company decreased the interest rate on advances under the MetLife Facility to a per annum rate equal to one-month LIBOR plus a spread of 2.30%. Beginning in January 2018, the Company will incur a non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized.

UBS Facility

The Company and certain of its subsidiaries are party to a $140.0 million revolving master repurchase facility with UBS Real Estate Securities Inc. (“UBS”) (the “UBS Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The maturity date of the UBS Facility is October 21, 2018, subject to annual extensions in UBS’ sole discretion. The interest rate on advances under the UBS Facility is one-month LIBOR plus (a) 1.88% per annum, for assets that are subject to an advance for one year or less, (b) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years and (c) 2.28% per annum, for assets that are subject to an advance for greater than two years.

U.S. Bank Facility

The Company and certain of its subsidiaries are party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self-storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. In June 2017, the Company amended the U.S. Bank Facility to increase the facility’s commitment amount from $125.0 million to $186.0 million and extend the initial maturity date to July 31, 2020. The initial maturity date of the U.S. Bank Facility is subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the three months ended September 30, 2017, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2017, the Company incurred a non-utilization fee of $83 thousand. For both the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $8 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $155.0 million Credit and Guaranty Agreement with Highbridge Principal Strategies, LLC, as administrative agent, and DBD Credit Funding LLC, as collateral agent (the “Secured Term Loan”). The Company made an initial draw of $75.0 million on December 9, 2015, the closing date. The Company drew the remaining $80.0 million of the Secured Term Loan on September 9, 2016. The Secured Term Loan bears interest at a per annum rate of LIBOR plus 6.0% with a LIBOR floor of 1.0% on drawn amounts. The Secured Term Loan has a maturity date of December 9, 2018. The Company was subject to a monthly non-utilization fee equal to 1.0% per annum on the unused commitment amount during the nine-month commitment period following the closing date for which the $80.0 million of the Secured Term Loan was not utilized. For the three and nine months ended September 30, 2017, the Company did not incur a non-utilization fee. For the three and nine months ended September 30, 2016, the Company incurred a non-utilization fee of $156 thousand and $560 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations. The total original issue discount on the Secured Term Loan draws was $2.3 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. The estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR (subject to a floor of 1.0%) plus the stated rate of 6.0% plus the accretion of the original issue discount and associated costs, was 8.7% and 8.6% for the three and nine months ended September 30, 2017, respectively. For both the three and nine months ended September 30, 2016, the estimated per annum effective interest rate was 8.5%.

5.     COMMITMENTS AND CONTINGENCIES

As of September 30, 2017 and December 31, 2016, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2017	December 31, 2016
Total commitments	$1,651,467	$1,380,805
Less: funded commitments	(1,552,764)	(1,311,655)
Total unfunded commitments	$98,703	$69,150

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2017, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

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

Common Stock

There were no shares issued in public or private offerings for the three and nine months ended September 30, 2017. See “Equity Incentive Plan” below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of September 30, 2017:

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

The following tables summarize the (i) non-vested shares of restricted stock and (ii) the vesting schedule of shares of restricted stock for the Company’s directors and officers as of September 30, 2017:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Total
Balance at December 31, 2016	21,514	—	21,514
Granted	18,224	81,710	99,934
Vested	(20,232)	—	(20,232)
Forfeited	—	—	—
Balance at September 30, 2017	19,506	81,710	101,216

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officer	Total
2017	5,390	—	5,390
2018	12,448	27,237	39,685
2019	1,668	27,237	28,905
2020	—	27,236	27,236
2021	—	—	—
Total	19,506	81,710	101,216

Non-Controlling Interests

The non-controlling interests held by third parties in the Company’s consolidated balance sheets represented the equity interests in a limited liability company, ACRC KA Investor LLC (“ACRC KA”) that were not owned by the Company. A portion of ACRC KA’s consolidated equity and net income were allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of December 31, 2016, ACRC KA’s total equity was $21.7 million, of which $11.1 million was owned by the Company and $10.6 million was allocated to non-controlling interests held by third parties. As of September 30, 2017, the equity interests in ACRC KA held by the Company and third parties had been repaid in full and as such, there was no equity outstanding that was allocated to non-controlling interests held by third parties. See Note 12 included in these consolidated financial statements for more information on ACRC KA.

7.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share from continuing operations and discontinued operations for the three and nine months ended September 30, 2017 and 2016 ($ in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income from continuing operations, less non-controlling interests	$11,058	$6,380	$24,224	$17,854
Net income from discontinued operations, including gain on sale of discontinued operations	$—	$12,062	$—	$14,417
Divided by:
Basic weighted average shares of common stock outstanding:	28,481,298	28,428,766	28,475,369	28,462,143
Non-vested restricted stock	101,392	84,371	62,354	74,778
Diluted weighted average shares of common stock outstanding:	28,582,690	28,513,137	28,537,723	28,536,921
Basic earnings per common share:
Continuing operations	$0.39	$0.22	$0.85	$0.63
Discontinued operations	—	0.42	—	0.51
Net income	$0.39	$0.65	$0.85	$1.13
Diluted earnings per common share:
Continuing operations	$0.39	$0.22	$0.85	$0.63
Discontinued operations	—	0.42	—	0.51
Net income	$0.39	$0.65	$0.85	$1.13

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

The income tax provision for the Company and the TRSs consisted of the following for the three and nine months ended September 30, 2017 and 2016 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Current	$4	$4	$14	$11
Deferred	—	—	—	—
Excise tax	50	157	135	157
Total income tax expense, including excise tax	$54	$161	$149	$168

For the three and nine months ended September 30, 2017, the Company recorded an expense of $50 thousand and $135 thousand, respectively, for U.S. federal excise tax. For both the three and nine months ended September 30, 2016, the Company recorded an expense of $157 thousand for U.S. federal excise tax. Excise tax represents a 4% tax on a portion of the required amount of the Company’s ordinary income and net capital gains not distributed during the year. If it is determined that the Company’s estimated current year taxable income plus any undistributed shortfall from its prior calendar year will be in excess of estimated dividend distributions (including capital gain dividend) for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

As of September 30, 2017, tax years 2014 through 2016 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of September 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities required to be recorded at fair value on a recurring or nonrecurring basis.

As of September 30, 2017 and December 31, 2016, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2017		December 31, 2016
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,543,261	$1,552,764	$1,313,937	$1,322,195
Financial liabilities:
Secured funding agreements	2	$730,228	$730,228	$780,713	$780,713
Secured term loan	2	151,761	155,000	149,878	155,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	270,961	272,927	—	—

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (see Note 6 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the three months ended September 30, 2017, no incentive fees were incurred. For the nine months ended September 30, 2017, $381 thousand of incentive fees were incurred. For both the three and nine months ended September 30, 2016, $321 thousand of incentive fees were incurred.

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

The following table summarizes the related party costs incurred by the Company related to continuing operations for the three and nine months ended September 30, 2017 and 2016 and amounts payable to the Company’s Manager as of September 30, 2017 and December 31, 2016 ($ in thousands):

	Incurred								Payable
	For the three months ended September 30,				For the nine months ended September 30,				As of
	2017		2016		2017		2016		September 30, 2017	December 31, 2016
Affiliate Payments
Management fees	$1,554		$1,369		$4,639		$4,059		$1,554	$1,549
Incentive fees	—		321		381		321		—	27
General and administrative expenses	986		860		2,883		2,417		986	1,024
Direct costs	89	(1)	227	(2)	177	(1)	730	(2)	27	99
Total	$2,629		$2,777		$8,080		$7,527		$2,567	$2,699
______________________________________________________________________________

(1)	For the three and nine months ended September 30, 2017, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

(2)
For the three and nine months ended September 30, 2016, direct costs incurred are included within (i) general and administrative expenses of $107 thousand and $368 thousand, respectively, and (ii) interest expense of $120 thousand and $362 thousand, respectively, in the Company’s consolidated statements of operations.

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

11.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2017 and 2016 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
August 3, 2017	September 29, 2017	October 16, 2017	$0.27	$7,717
May 2, 2017	June 30, 2017	July 17, 2017	0.27	7,718
March 7, 2017	March 31, 2017	April 17, 2017	0.27	7,690
Total cash dividends declared for the nine months ended September 30, 2017			$0.81	$23,125

August 4, 2016	September 30, 2016	October 17, 2016	$0.26	$7,406
May 5, 2016	June 30, 2016	July 15, 2016	0.26	7,413
March 1, 2016	March 31, 2016	April 15, 2016	0.26	7,429
Total cash dividends declared for the nine months ended September 30, 2016			$0.78	$22,248

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of September 30, 2017, the Company’s maximum risk of loss was $68.2 million, which represents the carrying value of its investment in the CLO Securitization. For the three and nine months ended September 30, 2017, the Company incurred interest expense related to the CLO Securitization of $2.1 million and $4.7 million, respectively, which is included within interest expense in the Company’s consolidated statements of operations.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets were comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company’s investment in ACRC KA was considered to be an investment in a VIE. As of December 31, 2016, the Company owned a controlling financial interest of 51.0% of the equity shares in the VIE and the third party institutional investors owned the remaining 49.0% minority financial interest. The preferred equity shares were entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum. In January 2017, the Company’s investment in ACRC KA was repaid in full. Accordingly, as of September 30, 2017, the Company’s investment was no longer outstanding.

ACREM was the non-member manager of the VIE. Based on the terms of the ACRC KA LLC agreement, ACREM had the ability to direct activities that could significantly impact the VIE’s economic performance. There were no substantive kick-out rights held by the third party institutional investors to remove ACREM as the non-member manager without cause. As ACREM served as the manager of the Company, the Company had the right to receive benefits from the VIE that could potentially be significant. As such, the Company was deemed to be the primary beneficiary of the VIE and the party that was most closely associated with the VIE. Thus, the VIE was consolidated into the Company’s consolidated financial statements and the preferred equity interests owned by the third party institutional investors were reflected as a non-controlling interest held by third parties in the Company’s consolidated balance sheets.

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

As of September 30, 2017, there are no unconsolidated VIEs outstanding. The following table presents the carrying value and the maximum exposure to loss of unconsolidated VIEs as of December 31, 2016 ($ in thousands):

Carrying value	$37,373
Maximum exposure to loss	$37,679

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

Discontinued Operations - Financial Summary

The following information reconciles the net income from operations of discontinued operations, net of income taxes, that are presented separately in the consolidated statements of operations ($ in thousands):

	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Mortgage banking revenue:
Servicing fees, net	$4,115	$11,081
Gains from mortgage banking activities	10,862	24,034
Provision for loss sharing	(143)	146
Change in fair value of mortgage servicing rights	(2,562)	(6,457)
Mortgage banking revenue	12,272	28,804
Expenses:
Management fees to affiliate	154	446
Professional fees	347	718
Compensation and benefits	7,864	18,108
Transaction costs	282	797
General and administrative expenses	1,011	3,049
General and administrative expenses reimbursed to affiliate	185	622
Total expenses	9,843	23,740
Income from operations before income taxes	2,429	5,064
Income tax expense	563	843
Net income from operations of discontinued operations, net of income taxes	$1,866	$4,221

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

Income Tax

The Company established a TRS, TRS Holdings, in connection with the acquisition of ACRE Capital. TRS Holdings' income tax provision consisted of the following for the three and nine months ended September 30, 2016 ($ in thousands):

	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Current	$(804)	$(1,206)
Deferred	1,367	2,049
Total income tax expense	$563	$843

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

The following table is a reconciliation of TRS Holdings’ statutory U.S. federal income tax rate to TRS Holdings’ effective tax rate for the three and nine months ended September 30, 2016:

	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Federal statutory rate	35.0%	35.0%
State income taxes	4.4%	4.4%
Federal benefit of state tax deduction	(1.5)%	(1.5)%
Effective tax rate	37.9%	37.9%

As of September 30, 2017, tax years 2014 through 2016 remained subject to examination by taxing authorities. TRS Holdings did not have any unrecognized tax benefits.

Intercompany Notes

In connection with the acquisition of ACRE Capital, the Company partially capitalized TRS Holdings with a $44.0 million note. In October 2014, the Company entered into an $8.0 million revolving promissory note with TRS Holdings (collectively, the two intercompany notes described above are referred to as the “Intercompany Notes”). In connection with the ACRE Capital Sale, the Intercompany Notes were repaid in full with the proceeds from the sale on September 30, 2016. At the time of the closing of the ACRE Capital Sale, the outstanding principal balance of the Intercompany Notes was $51.9 million. The income statement effects of the Intercompany Notes were eliminated in consolidation for financial reporting purposes, but the interest income and expense from the Intercompany Notes affected the taxable income of the Company and TRS Holdings.

Related Party Transactions

The following table summarizes the related party costs incurred by the Company related to discontinued operations for the three and nine months ended September 30, 2016 ($ in thousands):

	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Affiliate Payments
Management fees (1)	$154	$446
General and administrative expenses (1)	185	622
Direct costs (1)	35	68
Total	$374	$1,136
______________________________________________________________________________

(1)
Management fees incurred are included in management fees to affiliate, general and administrative expenses incurred are included in general and administrative expenses reimbursed to affiliate and direct costs incurred are included in general and administrative expenses for the three and nine months ended September 30, 2016 in the reconciliation of net income from operations of discontinued operations, net of income taxes.

14.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2017, except as disclosed below.

On October 2, 2017, the Company entered into an amendment to its existing $125.0 million BAML Facility. The purpose of the amendment was to, among other things, decrease the interest rate on advances under the BAML Facility to a per annum rate equal to one-month LIBOR plus a spread of 2.00%.

On October 25, 2017, the Company originated a $19.2 million senior mortgage loan on a multifamily property located in Florida. At closing, the outstanding principal balance was approximately $18.3 million. The loan has a per annum interest rate of LIBOR plus 4.00% (plus fees) and an initial term of three years.

On November 1, 2017, the Company declared a cash dividend of $0.27 per common share for the fourth quarter of 2017. The fourth quarter 2017 dividend is payable on January 16, 2018 to common stockholders of record as of December 29, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our business and investment strategy;

•	our projected operating results;

•	the return or impact of current and future investments;

•	the timing of cash flows, if any, from our investments;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	defaults by borrowers in paying amounts due on outstanding indebtedness and our ability to collect all amounts due according to the contractual terms of our investments;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	the amount of commercial mortgage loans requiring refinancing;

•	our expected investment capacity and available capital;

•	financing and advance rates for our target investments;

•	our expected leverage;

•	changes in interest rates and the market value of our investments;

•	effects of hedging instruments on our target investments;

•	rates of default or decreased recovery rates on our target investments;

•	rates of prepayments on our mortgage loans and the effect on our business of such prepayments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;

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

Developments During the Third Quarter of 2017:

•	ACRE originated an $18.1 million senior mortgage loan on a multifamily property located in California.

•	ACRE originated a $39.7 million senior mortgage loan on a student housing property located in North Carolina.

•	ACRE originated a $27.5 million senior mortgage loan on a multifamily property located in Texas.

•
ACRE amended the MetLife Facility (as defined below) to extend the initial maturity date to August 12, 2020 and decrease the interest rate on advances under the MetLife Facility to a per annum rate equal to one-month LIBOR plus a spread of 2.30%. The initial maturity date of the MetLife Facility is subject to two 12-month extensions, each of which may be exercised at our option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022.

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

Investment Portfolio

As of September 30, 2017, our portfolio totaled 36 loans held for investment, excluding 55 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of September 30, 2017, the aggregate originated commitment under these loans at closing was approximately $1.7 billion and outstanding principal was $1.6 billion. During the nine months ended September 30, 2017, we funded approximately $504.6 million of outstanding principal and received repayments of $263.4 million of outstanding principal, excluding non-controlling interests held by third parties. As of September 30, 2017, 89.3% of our loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 0.61%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of September 30, 2017, all loans were paying in accordance with their contractual terms. During the nine months ended September 30, 2017, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2017 ($ in thousands):

	As of September 30, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,483,786	$1,492,488	4.8%	6.0%	1.7
Subordinated debt and preferred equity investments	59,475	60,276	10.3%	11.4%	3.2
Total loans held for investment portfolio	$1,543,261	$1,552,764	5.0%	6.2%	1.8
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2017 as weighted by the Outstanding Principal balance of each loan.

Non-Controlling Interests

The non-controlling interests held by third parties in our consolidated financial statements represent the equity interests in ACRC KA Investor LLC (“ACRC KA”) that are not owned by us. In January 2017, our investment in ACRC KA was repaid in full. Accordingly, as of September 30, 2017, our investment was no longer outstanding.

A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

	For the three months ended September 30, 2017	For the nine months ended September 30, 2017
Interest income from loans held for investment, excluding non-controlling interests	$28,551	$72,286
Interest income from non-controlling interest investment held by third parties	—	35
Interest income from loans held for investment	$28,551	$72,321

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 ($ thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net interest margin	$14,726	$11,758	$35,476	$32,497
Total expenses	3,614	3,918	11,078	10,599
Income from continuing operations before income taxes	11,112	7,840	24,398	21,898
Income tax expense, including excise tax	54	161	149	168
Net income from continuing operations	11,058	7,679	24,249	21,730
Net income from operations of discontinued operations, net of income taxes	—	1,866	—	4,221
Gain on sale of discontinued operations	—	10,196	—	10,196
Net income attributable to ACRE	11,058	19,741	24,249	36,147
Less: Net income attributable to non-controlling interests	—	(1,299)	(25)	(3,876)
Net income attributable to common stockholders	$11,058	$18,442	$24,224	$32,271

The following tables set forth select details of our consolidated results of operations from continuing operations for the three and nine months ended September 30, 2017 and 2016 ($ thousands):

Net Interest Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Interest income from loans held for investment	$28,551	$20,776	$72,321	$58,455
Interest expense	(13,825)	(9,018)	(36,845)	(25,958)
Net interest margin	$14,726	$11,758	$35,476	$32,497

For the three months ended September 30, 2017 and 2016, net interest margin was approximately $14.7 million and $11.8 million, respectively. For the three months ended September 30, 2017 and 2016, interest income from loans held for investment of $28.6 million and $20.8 million, respectively, was generated by weighted average earning assets of $1.6 billion and $1.2 billion, respectively, offset by $13.8 million and $9.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined above or below and collectively, the “Secured Funding Agreements”) and securitization debt and the Secured Term Loan (defined above) were $1.2 billion for the three months ended September 30, 2017 and $850.9 million for the three months ended September 30, 2016 (which included one facility which was subsequently paid in full). The increase in interest income from loans held for investment and interest expense for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the three months ended September 30, 2017.

For the nine months ended September 30, 2017 and 2016, net interest margin was approximately $35.5 million and $32.5 million, respectively. For the nine months ended September 30, 2017 and 2016, interest income from loans held for investment of $72.3 million and $58.5 million, respectively, was generated by weighted average earning assets of $1.5 billion and $1.2 billion, respectively, offset by $36.8 million and $26.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements and securitization debt and the Secured Term Loan were $1.1 billion for the nine months ended September 30, 2017 and $843.5 million for the nine months ended September 30, 2016 (which included two facilities which were subsequently paid in full). The increase in interest income from loans held for investment and interest expense for the nine months ended September 30,

2017 compared to the nine months ended September 30, 2016 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the nine months ended September 30, 2017.

Operating Expenses

The operating expenses below do not include expenses of ACRE Capital. See Note 13 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information about the operating expenses of ACRE Capital.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Management and incentive fees to affiliate	$1,554	$1,690	$5,020	$4,380
Professional fees	350	678	1,169	1,703
General and administrative expenses	724	690	2,006	2,099
General and administrative expenses reimbursed to affiliate	986	860	2,883	2,417
Total expenses	$3,614	$3,918	$11,078	$10,599

For the three months ended September 30, 2017 and 2016, we incurred operating expenses of $3.6 million and $3.9 million, respectively. As discussed below, the decrease in operating expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily relates to a decrease in our use of third party professionals due to changes in transaction activity year over year.

For the nine months ended September 30, 2017 and 2016, we incurred operating expenses of $11.1 million and $10.6 million, respectively. As discussed below, the increase in operating expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily relates to an increase in management fees and general and administrative expenses due to our Manager that were allocated to continuing operations for the nine months ended September 30, 2017 and partially offset by a decrease in our use of third party professionals due to changes in transaction activity year over year.

Related Party Expenses

For the three months ended September 30, 2017, related party expenses included $1.6 million in management fees due to our Manager and $1.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended September 30, 2016, related party expenses included $1.4 million in management fees due to our Manager and $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees due to our Manager for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily relates to an increase in management fees that were allocated to continuing operations subsequent to the closing of the sale of ACRE Capital on September 30, 2016. The increase in general and administrative expenses due to our Manager for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily relates to an increase in general and administrative expenses that were allocated to continuing operations as employees of our Manager allocated a significant percentage of their time during the three months ended September 30, 2016 to discontinued operations for due diligence work associated with the closing of the sale of ACRE Capital. For the three months ended September 30, 2017, there were no incentive fees due to our Manager. For the three months ended September 30, 2016, there were $0.3 million of incentive fees due to our Manager.

For the nine months ended September 30, 2017, related party expenses included $4.6 million in management fees due to our Manager and $2.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2016, related party expenses included $4.1 million in management fees due to our Manager and $2.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees due to our Manager for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily relates to an increase in management fees that were allocated to continuing operations subsequent to the closing of the sale of ACRE Capital on September 30, 2016. The increase in general and administrative expenses due to our Manager for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily relates to an increase in general and administrative expenses that were allocated to continuing operations as employees of our Manager allocated a significant percentage of their time during the nine months ended September 30, 2016 to discontinued operations for due diligence work associated with the closing of the sale of ACRE Capital. For the nine months ended September 30, 2017 and 2016, related party expenses also included $0.4 million and $0.3 million, respectively, of incentive fees due to our Manager.

Other Expenses

For the three months ended September 30, 2017 and 2016, professional fees were $0.4 million and $0.7 million, respectively. The decrease in professional fees for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily relates to a decrease in our use of third party professionals due to changes in transaction activity year over year. For both the three months ended September 30, 2017 and 2016, general and administrative expenses were $0.7 million.

For the nine months ended September 30, 2017 and 2016, professional fees were $1.2 million and $1.7 million, respectively. The decrease in professional fees for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily relates to a decrease in our use of third party professionals due to changes in transaction activity year over year. For the nine months ended September 30, 2017 and 2016, general and administrative expenses were $2.0 million and $2.1 million, respectively, which was relatively consistent for both periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under our Secured Funding Agreements, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in securitizations where we retain the subordinate securities are applied sequentially, first used to pay down the senior notes, and accordingly, we will not receive any proceeds from repayment of loans in the securitizations until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See “Recent Developments” included in this quarterly report on Form 10-Q for information on our available capital as of October 31, 2017. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2017 and 2016, which are inclusive of amounts related to discontinued operations ($ in thousands):

	For the nine months ended September 30,
	2017	2016
Net income	$24,249	$36,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(357)	(35,962)
Net cash provided by (used in) operating activities	23,892	185
Net cash provided by (used in) investing activities	(224,431)	(242,456)
Net cash provided by (used in) financing activities	181,514	275,044
Change in cash and cash equivalents	$(19,025)	$32,773

During the nine months ended September 30, 2017 and 2016, cash and cash equivalents decreased by $19.0 million and increased by $32.8 million, respectively.

Operating Activities

For the nine months ended September 30, 2017 and 2016, net cash provided by operating activities totaled $23.9 million and $0.2 million, respectively. For the nine months ended September 30, 2017, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $4.9 million, amortization of deferred financing costs of $5.6 million and change in other assets of $2.0 million. For the nine months ended September 30, 2016, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $639.4 million, sale of mortgage loans held for sale to third parties of $571.7 million, change in the fair value of MSRs (as defined above) of $6.5 million, gain on sale of discontinued operations of $10.2 million, and change in other assets of $39.7 million.

Investing Activities

For the nine months ended September 30, 2017 and 2016, net cash used in investing activities totaled $224.4 million and $242.5 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination of new loans held for investment exceeding the cash received from principal repayment of loans held for investment for the nine months ended September 30, 2017 and 2016.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities totaled $181.5 million and primarily related to proceeds from our Secured Funding Agreements of $533.9 million and proceeds from the issuance of debt of consolidated variable interest entities (“VIEs”) of $272.9 million, partially offset by repayments of our Secured Funding Agreements of $584.4 million. For the nine months ended September 30, 2016, net cash provided by financing activities totaled $275.0 million and primarily related to proceeds from our Secured Funding Agreements of $1.3 billion, proceeds from our secured term loan of $80.0 million and proceeds from our Warehouse Lines of Credit (defined below) of $863.4 million, partially offset by repayments of our Secured Funding Agreements of $932.4 million, repayments of debt of consolidated VIEs of $197.4 million and repayments of our Warehouse Lines of Credit of $795.7 million.

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

Summary of Financing Agreements

The sources of financing under our Secured Funding Agreements and the Secured Term Loan (collectively, the "Financing Agreements") are described in the following table ($ in thousands):

	As of
	September 30, 2017							December 31, 2016
	Total Commitment		Outstanding Balance	Interest Rate		Maturity Date		Total Commitment		Outstanding Balance	Interest Rate		Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000	(1)	$221,631	LIBOR+1.75 to 2.35%		December 14, 2018	(1)	$325,000		$218,064	LIBOR+1.75 to 2.35%		December 14, 2017	(1)
Citibank Facility	250,000	(2)	175,738	LIBOR+2.25 to 2.50%		December 10, 2018	(2)	250,000	(2)	302,240	LIBOR+2.25 to 2.50%		December 10, 2018	(2)
BAML Facility	125,000		56,320	LIBOR+2.25 to 2.75%		May 24, 2018	(3)	125,000		77,679	LIBOR+2.25 to 2.75%		May 25, 2017	(3)
CNB Facility	50,000		—	LIBOR+3.00%		March 11, 2018	(4)	50,000		—	LIBOR+3.00%		March 11, 2017	(4)
MetLife Facility	180,000		118,037	LIBOR+2.30%	(5)	August 12, 2020	(5)	180,000		53,130	LIBOR+2.35%		August 12, 2017	(5)
UBS Facility	140,000		—	LIBOR+1.88 to 2.28%	(6)	October 21, 2018		140,000		71,360	LIBOR+1.88 to 2.28%	(6)	October 21, 2018
U.S. Bank Facility	185,989	(7)	158,502	LIBOR+1.85 to 2.25%		July 31, 2020	(7)	125,000		58,240	LIBOR+2.25%		July 31, 2019	(7)
Subtotal	$1,430,989		$730,228					$1,195,000		$780,713

Secured Term Loan	$155,000		$155,000	LIBOR+6.00%	(8)	December 9, 2018		$155,000		$155,000	LIBOR+6.00%	(8)	December 9, 2018
Total	$1,585,989		$885,228					$1,350,000		$935,713

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

(3)
Individual advances on loans under the Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. In May 2017, we amended the BAML Facility to extend the period during which we may request individual loans under the facility to May 24, 2018. See Note 14 to our consolidated financial statements for a subsequent event related to the BAML Facility.

(4)
The maturity date of the secured revolving funding facility with City National Bank (the “CNB Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In March 2017, we amended the CNB Facility to extend the initial maturity date to March 11, 2018.

(5)
The maturity date of the revolving master repurchase facility with Metropolitan Life Insurance Company (the “MetLife Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In August 2017, we amended the MetLife Facility to extend the initial maturity date to August 12, 2020 and decrease the interest rate on advances under the facility to a per annum rate equal to one-month LIBOR plus a spread of 2.30%.

(6)
The interest rate on advances under the revolving master repurchase facility with UBS Real Estate Securities Inc. (the “UBS Facility”) is one-month LIBOR plus (i) 1.88% per annum, for assets that are subject to an advance for one year or less, (ii) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years, and (iii) 2.28% per annum, for assets that are subject to an advance for more than two years.

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

(8)	The Secured Term Loan has a LIBOR floor of 1.0% per annum on drawn amounts.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of September 30, 2017, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of September 30, 2017, the carrying amount and outstanding principal of our CLO Securitization was $271.0 million and $272.9 million, respectively. See Note 12 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

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

RECENT DEVELOPMENTS

On October 2, 2017, we entered into an amendment to our existing $125 million BAML Facility. The purpose of the amendment was to, among other things, decrease the interest rate on advances under the BAML Facility to a per annum rate equal to one-month LIBOR plus a spread of 2.00%.

On October 25, 2017, we originated a $19.2 million senior mortgage loan on a multifamily property located in Florida. At closing, the outstanding principal balance was approximately $18.3 million. The loan has a per annum interest rate of LIBOR plus 4.00% (plus fees) and an initial term of three years.

As of October 31, 2017, we had approximately $190 million in capital, either in cash or in undrawn capacity expected to be available under our Secured Funding Agreements. After holding in reserve $10 million in liquidity requirements, we expect to have approximately $180 million in capital available to fund new loans, fund outstanding commitments on existing loans and for other working capital and general corporate purposes. Assuming that we use all such amounts as capital to make new senior loans and we are able to leverage such amounts under our Secured Funding Agreements at a debt‑to‑equity ratio of 2.5:1, we would have the capacity to fund approximately $630 million of additional senior loans.

As of October 31, 2017, the total unfunded commitments for our existing loans held for investment were approximately $97 million. In addition, borrowings under our Secured Funding Agreements were approximately $713 million, borrowings under our Secured Term Loan was approximately $155 million and debt issued in the form of a CLO was approximately $273 million.

On November 1, 2017, we declared a cash dividend of $0.27 per common share for the fourth quarter of 2017. The fourth quarter 2017 dividend is payable on January 16, 2018 to common stockholders of record as of December 29, 2017.

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

For the three and nine months ended September 30, 2017, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the three months ended September 30, 2017	For the nine months ended September 30, 2017
Up 300 basis points	$2.9	$7.9
Up 200 basis points	$1.9	$5.3
Up 100 basis points	$0.9	$2.7
Down to 0 basis points	$0.5	$0.8
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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of September 30, 2017, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. During the three months ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2017, we were not subject to any material pending legal proceedings.

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

3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (3)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (4)
10.1*	First Amendment to Master Repurchase Agreement, dated as of August 4, 2017, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer. (5)
10.2*	Reaffirmation of Guarantor, dated as of August 4, 2017, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company. (6)
10.3
First Supplemental Indenture, dated as of August 16, 2017, to the Indenture, dated as of March 2, 2017, among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.

10.4*
Amendment No. 2 to Amended and Restated Bridge Loan Warehousing Credit and Security Agreement, dated as of October 2, 2017, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders. (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 29, 2016.
(2)	Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on October 3, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date: November 1, 2017	By	/s/ James A. Henderson
James A. Henderson
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2017	By	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)