Form 10-K
period 2017-12-31
Ares Commercial Real Estate Corp
filed 2018-03-01
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-35517
__________________________________________________________________________
ARES COMMERCIAL REAL ESTATE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	45-3148087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Park Avenue, 42nd Floor, New York, NY 10167 (Address of principal executive offices) (Zip Code)
(212) 750-7300 (Registrant’s telephone number, including area code)
_______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017, based on the closing price on that date of $13.09 on the New York Stock Exchange, was approximately $331,945,621. As of February 27, 2018, there were 28,598,916 shares of the registrant’s common stock outstanding.
Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition, some of the statements in this annual report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our business and investment strategy;

•	our projected operating results;

•	the return or impact of current and future investments;

•	the timing of cash flows, if any, from our investments;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	defaults by borrowers in paying amounts due on outstanding indebtedness and our ability to collect all amounts due according to the contractual terms of our investments;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	the amount of commercial mortgage loans requiring refinancing;

•	our expected investment capacity and available capital;

•	financing and advance rates for our target investments;

•	our expected leverage;

•	changes in interest rates, credit spreads and the market value of our investments;

•	effects of hedging instruments on our target investments;

•	rates of default or decreased recovery rates on our target investments;

•	rates of prepayments on our mortgage loans and the effect on our business of such prepayments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;

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

•
authoritative or policy changes from standard-setting bodies such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Internal Revenue Service, the stock exchange where we list our common stock, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business;

•	actions and initiatives of the U.S. Government and changes to U.S. Government policies;

•	the state of the United States, European Union and Asian economies generally or in specific geographic regions;

•	global economic trends and economic recoveries; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

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

PART I
Item 1. Business

The following description of the business of Ares Commercial Real Estate Corporation should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2017. We refer to Ares Commercial Real Estate Corporation (“ACRE”) together with our subsidiaries as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our “Manager” or “ACREM” and the parent company of our Manager, Ares Management, L.P., together with its consolidated subsidiaries, as “Ares Management.”

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

We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering (the “IPO”) in May 2012. We have elected and qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT. We also operate our business in a manner that is intended to permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Direct Origination

We generally source new investments through our Manager’s national direct origination platform consisting of six offices across the United States as of December 31, 2017.

Investment Strategy

In pursuing investment opportunities with attractive risk-reward profiles, our Manager incorporates our views of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting. Our Manager’s underwriting standards center on the creditworthiness of the borrower and the underlying sponsor of a given asset, with particular focus on an asset’s business plan, competitive positioning within the market, existing capital structure and potential exit opportunities. All investment decisions are made to seek to ensure that we maintain our qualification as a REIT and our exemption from registration under the 1940 Act.

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

Our investment strategy may be amended from time to time without the approval of our stockholders, if recommended by our Manager and approved by our board of directors. We expect to disclose any material changes to our investment strategy in the periodic quarterly and annual reports that we file with the Securities and Exchange Commission (“SEC”).

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
Commercial Real Estate Loans

•
Senior Mortgage Loans: These mortgage loans are typically secured by first liens on commercial properties, including the following property types: office, multifamily, self-storage, retail, hotel, healthcare, student housing, industrial and mixed-use. Our senior mortgage loans may include construction loans. In some cases, first lien mortgages may be divided into an A-Note and a B-Note. The A-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties that is senior to a B-Note secured by the same first mortgage property or group.

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

Ares Commercial Real Estate Management LLC and Ares Management, L.P.

We are externally managed by our Manager, a subsidiary of Ares Management, pursuant to the terms of the Management Agreement. As of December 31, 2017, Ares Management had over 1,000 employees in over 15 principal and originating offices across the United States, Europe, Asia and Australia. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares Management believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of the greater whole.

Our Manager is responsible for administering our business activities and day-to-day operations and providing us our executive management team, principal investment team and appropriate support personnel. Pursuant to the Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee and expense reimbursements. In addition, under certain circumstances, our Manager will be entitled to receive a termination fee if the Management Agreement is terminated. Our Manager may also receive grants of equity-based awards pursuant to our equity incentive plan that was adopted on April 23, 2012 (the “2012 Equity Incentive Plan”). For more information on the terms of the Management Agreement, see Note 10 to our consolidated financial statements included in this annual report on Form 10-K.

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

Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the London Interbank Offered Rate (“LIBOR”) curve.

Financing Agreements

We borrow funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (as individually defined in Note 4 to the consolidated financial statements included in this annual report on Form 10-K, and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). We refer to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” While the borrowers under the Financing Agreements generally are our subsidiaries, all such debt agreements are guaranteed by us. Generally, we seek to partially offset interest rate risk by matching the interest index of loans held for investment with the Secured Funding Agreements used to fund them.

Additionally, as of December 31, 2017, we had $110.0 million outstanding under our $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). As of December 31, 2017, our outstanding balance under the Financing Agreements was $1.1 billion.

See Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Liquidity And Capital Resources—Summary of Financing Agreements” included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2017.

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

We formed two wholly-owned subsidiaries, (i) ACRC Lender W TRS LLC (“ACRC W TRS”) in December 2013 and (ii) ACRC Lender U TRS LLC (“ACRC U TRS”) in March 2014, in order to issue and hold certain loans intended for sale. We also formed a wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the non-investment grade notes and the preferred equity of ACRE Commercial Mortgage 2017-FL3 Ltd. (the “CLO Securitization”) to the extent it generates excess inclusion income. ACRC W TRS, ACRC U TRS and FL3 TRS filed elections seeking to be taxed as corporations and also filed elections, along with us, to be treated as taxable REIT subsidiaries (“TRS”). A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable U.S. federal, state, and local income tax on its taxable income. In addition, as a REIT, we may also be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis.

COMPETITION

Our net income depends, in part, on our ability to originate or acquire assets at favorable spreads over our borrowing costs. We compete with other public or private REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, fund managers and other entities. In addition, there are numerous REITs with similar asset origination and acquisition objectives and others may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. Many of our competitors are significantly larger than we are and may have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act.

In the face of this competition, we have access to our Manager’s and Ares Management’s professionals and their collective industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Risk Factors—Risks Related to Our Investments—We operate in a competitive market for investment opportunities and loan originations and competition may limit our ability to originate or acquire desirable investments in our target investments on attractive terms” included in this annual report on Form 10-K.

STAFFING

We are externally managed by our Manager pursuant to the Management Agreement. Our executive officers also serve as officers of our Manager and certain of its affiliates. For more information on the terms of the Management Agreement, see Note 10 to our consolidated financial statements included in this annual report on Form 10-K.

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934. This information is available free of charge by calling us collect at (212) 750-7300 or on our website at www.arescre.com. The information on our website is not deemed incorporated by reference in this annual report. You also may inspect and copy these reports, proxy statements and other information, as well as the annual report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.

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

Our Manager is not obligated to dedicate any specific personnel exclusively to us. None of our officers are obligated to dedicate any specific portion of their time to our business. Each of them has significant responsibilities for other investment vehicles managed by affiliates of Ares Management. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of our Manager’s personnel and our executive officers and the resources of Ares Management will also be required by other investment vehicles managed by affiliates of Ares Management.

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of our Management Agreement with our Manager expires on May 1, 2018, and will be automatically renewed for one-year terms thereafter. Furthermore, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

We also depend on access to, and the diligence, skill and network of business contacts of the investment professionals of other groups within Ares Management and the information and deal flow generated by Ares Management’s investment professionals in the course of their investment and portfolio management activities. The departure of any of these individuals, or of a significant number of the investment professionals or partners of Ares Management, could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will continue to have access to Ares Management’s investment professionals or its information and deal flow.

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
Our Manager and Ares Management have agreed that for so long as our Manager is managing us, neither Ares Management nor any of its affiliates will sponsor or manage any other U.S. publicly traded REIT that invests primarily in the same asset classes as us. Ares Management and its affiliates may sponsor or manage another U.S. publicly traded REIT that invests generally in real estate assets but not primarily in our target investments. However, affiliates of our Manager may manage other investment vehicles (including non-traded or perpetual life REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles  or investment vehicles  that may be organized in the future. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar investment opportunities. Ares Management and our Manager endeavor to allocate investment opportunities in a fair and equitable manner, subject to Ares Management’s allocation policy described below. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment vehicles managed by affiliates of our Manager. In addition, there may be conflicts in the allocation of investment opportunities among us and the investment vehicles managed by affiliates of our Manager. Further, such other Ares managed investment vehicles may co-invest with us or hold positions in an investment, or provide debt with respect to an underlying property, where we have also invested. Such investments may raise potential conflicts of interest between us and such other Ares-managed investment vehicles, particularly if we and such other Ares-managed investment vehicles invest in different classes or types of debt or investments relating to the same underlying property or properties. In that regard, actions may be taken by such other Ares-managed investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such investment. In addition, to the extent such existing vehicles or other Ares Management vehicles that may be organized in the future seek to acquire the same target assets as our Company, subject to Ares Management’s allocation policy described below, the scope of opportunities otherwise available to us may be adversely affected and/or reduced.

Ares Management has an investment allocation policy in place that is intended to enable us to share equitably with any other investment vehicles that are managed by Ares Management. In general, investment opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles’ available capital, their investment objectives or strategies, their risk profiles and their existing or prior positions in an issuer/security, their potential conflicts of interest, the nature of the opportunity and market conditions, as well as the rotation of investment opportunities. We will be responsible for our proportionate share of certain fees and expenses as determined by our Manager and Ares Management, including legal, accounting and financial advisor fees and related costs, incurred in connection with the transactions relating to such investment opportunities, regardless of whether such transactions are ultimately consummated by the parties thereto. The investment allocation policy may be amended by our Manager and Ares Management at any time without our consent.

The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business and may result in certain conflicts of interest.

Certain of our officers and directors, and the officers and other personnel of our Manager, also serve or may serve as officers, directors or partners of Ares Management, as well as Ares Management sponsored investment vehicles, including new affiliated potential pooled investment vehicles or managed accounts not yet established, whether managed or sponsored by Ares Management’s affiliates or our Manager. Accordingly, the ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Manager and its officers and employees will not be devoted exclusively to our business; instead it will be allocated between our business and the management of these other investment vehicles.

In the course of our investing activities, we will pay base management fees to our Manager and will reimburse our Manager for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. As a result of this arrangement, our Manager’s interests may be less aligned with our interests.

The Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

We rely completely on our Manager to provide us with investment advisory services. Our executive officers also serve as officers of our Manager. Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

We will pay our Manager substantial base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

The current term of our Management Agreement with our Manager expires on May 1, 2018. Thereafter, the Management Agreement automatically renews for one-year terms unless terminated upon 180 days’ written notice prior to the expiration of the then current term in accordance with its terms. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our investment strategy.

Terminating the Management Agreement for unsatisfactory performance of the Manager or electing not to renew the Management Agreement may be difficult and terminating the agreement in certain circumstances requires payment of a substantial termination fee.

Termination of the Management Agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually and, upon 180 days’ written notice prior to the expiration of any renewal term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) our Manager’s unsatisfactory performance that is materially detrimental to us; or (b) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Additionally, upon any such termination, the Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our Manager during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the cost to us of terminating the Management Agreement and adversely affects our ability to terminate our Manager without cause.

The incentive fee payable to our Manager under the Management Agreement may cause our Manager to select investments in riskier assets to increase its incentive compensation.

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is defined in our Management Agreement as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For the years ended December 31, 2017 and 2016, $381 thousand and $348 thousand of incentive fees were incurred, respectively. No incentive fees were incurred for the year ended December 31, 2015. In evaluating investments and other management strategies, the opportunity to earn incentive fees based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

Our Manager manages our portfolio in accordance with very broad investment guidelines and our board of directors does not approve each investment and financing decision made by our Manager, which may result in us making riskier investments than those currently comprising our investment portfolio.

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

Our Manager may change its investment process without stockholder consent at any time. In addition, there can be no assurance that our Manager will follow its investment process in relation to the identification and underwriting of prospective investments. Changes in our Manager’s investment process may result in inferior, among other things, due diligence and underwriting standards, which may adversely affect the performance of our portfolio.

We do not have a policy that expressly prohibits our directors, officers, stockholders or affiliates from engaging for their own account in business activities of the types conducted by us.

We do not have a policy that expressly prohibits our directors, officers, stockholders or affiliates from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our directors and officers, as well as employees of our Manager from engaging in any transaction that involves an actual conflict of interest with us without the approval of the audit committee of our board of directors. In addition, our Management Agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities, some of which could compete with us, and our code of business conduct and ethics acknowledges that such activities shall not be deemed a conflict of interest.

Our Manager is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.

Our Manager is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. Government and regulators to consider increasing the rules and regulations governing, and oversight of, the U.S. financial system. This activity is expected to result in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect our Manager’s ability to manage our business. Our Manager must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. Our Manager has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

We may not replicate Ares Management’s historical performance.

We cannot assure you that we will replicate Ares Management’s historical performance, and we caution you that our investment returns could be substantially lower than the returns achieved by other entities managed by Ares Management or its affiliates. Although such funds share our general objective of targeting investments in senior secured debt, each of them is or has been focused on making senior debt investments secured primarily by the corporate assets of their borrowers and none of them target investments in senior or any other loans secured by CRE, which is our specific investment objective.
In addition to other analytical tools, our Manager may utilize financial models to evaluate commercial mortgage loans and commercial real estate-related debt instruments, the accuracy and effectiveness of which cannot be guaranteed.
In addition to other analytical tools, our Manager may utilize financial models to evaluate commercial mortgage loans and commercial real estate-related debt instruments, the accuracy and effectiveness of which cannot be guaranteed. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Manager’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

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

Our Manager’s and Ares Management’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, our Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by our Manager, including Ares Management, and any person providing services to our Manager will not be liable to us, any subsidiary of ours, our stockholders or partners or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Many of the provisions of the Dodd-Frank Act have had extended implementation periods and delayed effective dates and have required extensive rulemaking by regulatory authorities. While many of the rules required to be written have been promulgated, some have not yet been implemented. Although the full impact of the Dodd-Frank Act on us may not be known for an extended period of time, the Dodd-Frank Act, including the rules implementing its provisions and the interpretation of those rules, may negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

On February 3, 2017, President Trump signed an Executive Order announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury (“Treasury”) published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles, as well as non‑bank financial institutions, financial technology and financial innovation. At this time it is unclear what impact the Executive Order and the Administration’s policy will have on regulations that affect our and our competitors’ businesses.

On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd‑Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non‑bank institutions as “systemically important financial institutions” or “SIFIs,” and repeal the Department of Labor (“DOL”) “fiduciary rule” governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker‑dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill was referred to the Senate, where it is unlikely to pass as proposed. On November 16, 2017, a bipartisan group of U.S. Senators, led by Senate Banking Committee Chairman, introduced the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Senate Regulatory Relief Bill”). The Senate Regulatory Relief Bill would revise various post-crisis regulatory requirements and provide targeted regulatory relief to certain financial institutions. Among the most significant of its proposed amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as SIFIs, an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. On December 5, 2017, the Senate Banking Committee approved the Senate Regulatory Relief Bill. If the legislation is adopted in the Senate, it remains unclear whether and how it would be reconciled with its House-passed counterpart, the Financial Choice Act, which is substantially different in scope and substance, and ultimately approved by both chambers of Congress. At this time it is not possible to determine whether any such particular proposal will become law or its potential impact on us.

On December 22, 2017, President Trump signed into law Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS (as defined below) to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us or our business.

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank’s liquidity measurement. In 2014, the Basel Committee announced that it would propose additional changes to capital requirements for banks over the next few years.

U.S. regulators have elected to implement substantially all of the Basel III standards. Financial institutions will have until 2019 to fully comply with the Basel III standards, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.

In January 2018, U.S. regulators implemented rules requiring enhanced supplementary leverage ratio standards, which impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

In January 2016, the Basel Committee published its revised capital requirements for market risk, known as Fundamental Review of the Trading Book or FRTB, which are expected to generally result in higher global capital requirements for banks that could, in turn, reduce liquidity and increase financing and hedging costs. The impact of FRTB will not be known until after any resulting rules are finalized and implemented by the U.S. federal bank regulatory agencies.

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

Due to federal budget deficit concerns, S&P (as defined below) downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's Investors Service and Fitch Ratings had warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P Global Inc. (“S&P”) or other rating agencies, and the U.S. Government's credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. Government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In June 2016, British voters passed a referendum to exit the European Union leading to heightened volatility in global markets and foreign currencies. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business. Additionally, the Federal Reserve raised the federal funds rate in December 2016, March 2017, June 2017 and again in December 2017, and has announced its intention to continue to raise the federal funds rate over time.

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

Our business is highly dependent on communications and information systems of Ares Management. Any failure or interruption of Ares Management’s systems could cause delays or other problems in our business, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

We may not complete our analysis of our internal controls over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our securities.

We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. If we are not able to comply with the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our securities.

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

We receive, maintain and store the non-public personal information of our loan applicants. The technology and other controls and processes designed to secure our customer information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Accordingly, such controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our borrower information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected applicant or borrower for any losses he or she may have incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our customers’ information, which could materially adversely affect us.

RISKS RELATED TO SOURCES OF FINANCING AND HEDGING

We may incur significant debt, which may subject us to increased risk of loss and may reduce cash available for distributions to our stockholders.

We borrow funds under the Financing Agreements and the CLO Securitization. As of December 31, 2017, we had approximately $1.1 billion of outstanding borrowings under the Financing Agreements and $272.9 million outstanding under the CLO Securitization. Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

•	we are not able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all; and

•	as the holder of the subordinated classes of a securitization, we may be required to absorb losses.

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

Monetary policy actions by the U.S. Federal Reserve could adversely impact our financial condition.
We are affected by the fiscal and monetary policies of the U.S. Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve raised the federal funds rate in December 2016, March 2017, June 2017 and again in December 2017, and has announced its intention to continue to raise the federal funds rate over time. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for CRE loans. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us.
Fluctuations in interest rates and credit spreads could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.
Our primary interest rate exposures will relate to the yield on our investments and the financing cost of our debt as well as our interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads may affect our net interest margin, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Fluctuations in interest rates and credit spreads resulting in our interest expense exceeding interest income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates.
To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. Market credit spread over LIBOR is affected similarly by changes in LIBOR spreads. In a period of rising interest rates or widening credit spreads, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps or may be subject to a tighter credit spread and as a result may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates or tightening credit spreads, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and not compensate for such decrease in interest income or tightened credit spread. Additionally, the interest we are charged on our fixed rate debt would not change. Any such scenario could materially and adversely affect us.
Our operating results will depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in interest rates and credit spreads. However, one can rise or fall faster than the other, causing our net interest margin or our credit spreads to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates and credit spreads. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate and credit spread fluctuations than the cost of our borrowings. Consequently, changes in interest rates and credit spreads, particularly short-term interest rates and credit spreads, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.
Significant fluctuations in interest rates and credit spreads as well as protracted periods of increases or decreases in interest rates and credit spreads could adversely affect the operation and income of multifamily and other commercial real estate properties, as well as the demand from investors for commercial real estate debt in the secondary market. In particular, higher interest rates and widening credit spreads tend to decrease the number of loans originated. An increase in interest rates or widening credit spreads could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult. However, a decrease in interest rates or tightening credit spreads will increase the likelihood that certain holdings will be refinanced at lower rates that would negatively impact our earnings.
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

Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our common stock.

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

The pools of commercial loans that we may originate, securitize or acquire as asset-backed securities and for which we act as special servicer are structures commonly referred to as securitizations. As a result of the dislocation of the credit markets, and in anticipation of more extensive regulation, including regulations promulgated pursuant to the Dodd-Frank Act, the securitization industry has crafted and continues to craft changes to securitization practices, including changes to representations and warranties in securitization transaction documents, new underwriting guidelines and disclosure guidelines. Pursuant to the Dodd-Frank Act, various federal agencies, including the SEC (collectively, “the agencies”) have promulgated regulations with respect to issues that affect securitizations. In August 2014, the SEC adopted amendments to Regulation AB and other rules that impose significant additional disclosure, review and reporting requirements on issuers in connection with registered offerings of asset-backed securities. These rules took effect beginning in late 2014 and throughout 2015, with some provisions taking effect in late 2016. The SEC has indicated that similar disclosure requirements for private offerings of asset-backed securities remain under consideration. In October 2014, the agencies adopted rules that require securitizers in both public and private securitization transactions to retain not less than 5% of the risk associated with the securities, subject to certain exceptions. Compliance with the rules with respect to commercial mortgage-backed securities and other asset-backed securities became a requirement in late 2016. These regulations, and other proposed regulations affecting securitization, could alter the structure of securitizations in the future, pose additional risks to our participation in future securitizations or reduce or eliminate the economic incentives for participating in future securitizations, increase the costs associated with our origination, securitization or acquisition activities, or otherwise increase the risks or costs of our doing business.

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

Through its comprehensive new regulatory regime for derivatives, the Dodd-Frank Act currently imposes, or will impose, mandatory clearing, exchange-trading, recordkeeping, reporting, disclosure, margin and other regulatory requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” that are and will be subject to significant new capital, margin, registration, trading, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. Certain of these requirements remain to be clarified through rulemaking or interpretations by the U.S. Commodity Futures Trading Commission, or the “CFTC,” the SEC, the Federal Reserve and other regulators in a regulatory implementation process that has occurred over the past several years and remains to be completed in some areas.

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

Federal bank regulatory authorities and the CFTC have adopted initial and variation margin requirements for swap dealers, security-based swap dealers, major swap participants and major security-based swap participants (“swap entities”), including permissible forms of margin, custodial arrangements and documentation requirements, for uncleared swaps and security-based swaps. As a result, swap entities will be required to collect margin for transactions and positions in uncleared swaps and security-based swaps by financial end users. The new rules became effective for end users on March 1, 2017. The effect of the regulations on us is not fully known at this time. However, these rules may increase the cost of our activity in uncleared swaps and security-based swaps, limit our ability to enter into such swaps or affect our available liquidity, to the extent we are determined to be a financial end user.

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

We intend to record derivative and hedging transactions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the FASB ASC 815 definition of a derivative (such as short sales), we fail to satisfy FASB ASC 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

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

Rules under the Dodd-Frank Act have established a comprehensive regulatory framework for derivative contracts commonly referred to as “swaps.” Under these rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators,” or “CPOs.” Unless an exemption is available, a CPO must register with the CFTC and become a member of the National Futures Association, or the “NFA,” which requires compliance with NFA’s rules, and renders such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct.

We do not currently invest in any instruments that meet the definition of “swap” under the rules, and we do not currently expect to engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. However, we may use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes, currency fluctuations and market volatility. These hedging instruments could include interest rate swaps, interest rate futures and options on interest rate futures, each of which is considered a “swap” under CFTC rules. We have submitted a claim for relief from any registration requirements pursuant to a no-action letter issued by the CFTC for mortgage REITs. In order to qualify for relief from registration, we are restricted to using swaps within certain specific parameters, including a limitation that our annual income derived from commodity interest trading be less than 5% of our gross annual income and that the initial margin and premiums required to establish commodity interest positions be no more than 5% of the fair market value of our total assets. If we fail to comply with the applicable restrictions, our directors may be compelled to register as CPOs, or we may be required to seek other hedging instruments or techniques at increased cost to us, or that may not be as effective as the use of swaps.

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

Until appropriate investments can be identified, our Manager may invest our available capital in interest-bearing short-term investments, including money market accounts or funds, commercial mortgage-backed securities, or corporate bonds, which are consistent with our intention to qualify as a REIT. These investments are expected to provide a lower net return than we seek to achieve from investments in our target investments. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that our Manager’s due diligence processes will uncover all relevant facts or that any investment will be successful.

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

The illiquidity of our target investments may make it difficult for us to sell such investments if the need or desire arises. Certain target investments such as senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our portfolio is concentrated in a limited number of loans, which subjects us to a risk of significant loss if any of these loans default.

As of December 31, 2017 and 2016, our portfolio totaled 42 and 31 loans held for investment, respectively. The number of loans we are invested in may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

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

We may invest in multiple secured loans that share a common sponsor. As of December 31, 2017, 12.5%, as measured by outstanding principal balance, of our loans held for investment were comprised of loans made to borrowers that share a common sponsor. We do not have a limit on the amount of total gross offering proceeds that can be held by multiple borrowers that share the same sponsor. We may face greater credit risk to the extent a large portion of our portfolio is concentrated in loans to multiple borrowers that share the same sponsor.

A prolonged economic slowdown, a lengthy or severe recession or further declines in real estate values could impair our investments and harm our operations.

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. For example, the severe economic downturn that occurred from 2008 through 2009 limited the availability of debt financing in the overall marketplace and generally made leveraged acquisitions and refinancing more difficult. Consequently, our investment model may be adversely affected by prolonged economic downturns or recessions where declining real estate values would likely reduce the level of new mortgage and other real estate-related loan originations, since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

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

Our senior CRE loans are secured by commercial and multifamily properties and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	changes in local markets in which our tenants operate, including changes in oil and gas prices;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	the potential for casualty or condemnation loss;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;

•	changes in supply (resulting from the recent growth in commercial real estate debt funds or otherwise) and demand; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.

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

We operate in a competitive market for investment opportunities and loan originations and competition may limit our ability to originate or acquire our target investments on attractive terms.

A number of entities compete with us to make the types of investments that we seek to make and originate the types of loans that we seek to originate. Our profitability depends, in large part, on our ability to originate or acquire our target investments on attractive terms. In originating or acquiring our target investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Ares Management), commercial and investment banks, commercial real estate service providers, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Many of our anticipated competitors are significantly larger than we are and may have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

If our Manager overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.

Our Manager values our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the collateral underlying our mortgage loans and included in securitization pools, and the estimated impact of these losses on expected future cash flows and returns. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Loans on properties in transition will involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers.

We may originate transitional loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the transitional loan. Transitional loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, our net income and the value of our common stock may be adversely affected.

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

Many of our investments will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the underlying properties’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

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

We have originated and may continue to originate or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than senior mortgage loans secured by real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower's business or exercise control over the borrower. For example, we could become subject to a lender's liability claim, if, among other things, we actually render significant managerial assistance.

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

Some of our investments may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc. or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

We may experience a decline in the fair value of our assets.

A decline in the fair market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP, if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to our stockholders could be materially and adversely affected.

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

We may acquire existing commercial mortgage-backed securities (“CMBS”), including in the most subordinated classes of such commercial mortgage-backed securities and collateralized loan obligations (“CLO”). In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated stockholder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS and CLOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired, as had occurred throughout the global financial crisis.
Subordinate interests such as CLOs and similar structured finance investments generally are not actively traded and are relatively illiquid investments and volatility in CLO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.

With respect to the CMBS and CLOs in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinated class of commercial mortgage-backed securities in such series. Unless we acquire the subordinate classes of existing series of CMBS and CLOs, we will not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

Real estate valuation is inherently subjective and uncertain.

The valuation of real estate and, therefore, the valuation of collateral underlying CRE loans made by us, is inherently subjective due to, among other factors, the individual nature of each property, its location, its expected future rental revenues and the valuation methodology adopted. The valuations of our real estate assets may not be precise and may be based on assumptions and methodologies that are inaccurate. Our valuations of our collateral properties may be wrong and we may incur losses.

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

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders.

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

The properties underlying our commercial real estate loans may be subject to other unknown liabilities that could adversely affect the value of these properties, and as a result, our investments.
Properties underlying our commercial real estate loans may be subject to other unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition.

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

Our investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We may invest in construction loans, the interest from which would be qualifying income for purposes of the gross income tests applicable to REITs, provided that the loan value of the real property securing the construction loan was equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is generally the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimates of the loan values of the real property.

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

We may need to foreclose on loans that are in default, which could result in losses.
We may find it necessary to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by borrowers or by other lenders or investors in the borrowers that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our mortgage or other security interests. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification of the loan or a buy-out of the loan for less than we are owed. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of borrower's debt. Foreclosure may create a negative public perception of the collateral property, resulting in a diminution of its value. Even if we are successful in foreclosing on a mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our investment. Any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will reduce the net proceeds realized and, thus, increase the potential for loss.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may fluctuate significantly.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “ACRE.” Recently, the global capital and credit markets have been in an extended period of volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager or Ares Management and individuals, including our executives;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	loss of a major funding source;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s or Ares Management’s key personnel;

•	speculation in the press or investment community;

•
increases in market interest rates and widening of market credit spreads, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;

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

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•	changes in the value of our portfolio;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or REITs generally;

•	uncertainty surrounding the continued strength of the U.S. economy; and

•	concerns regarding volatility in the U.S. and global financial markets.

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

As of December 31, 2017 and 2016, we had 28,598,916 and 28,482,756 shares of common stock outstanding, respectively, on a fully diluted basis.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

We may issue additional restricted common stock and other equity-based awards under our 2012 Equity Incentive Plan. We may continue to issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests in us.

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

In addition, distributions that we make to our stockholders out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes), and not designated by us as capital gain dividends or qualified dividend income, generally will be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as capital gain dividends and generally will be taxable to our stockholders as long-term capital gain to the extent that such distributions do not exceed our actual net capital gain for the taxable year, without regard to the period for which the stockholder that receives such distribution has held its stock. Distributions in excess of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes, and not designated by us as capital gain dividends or qualified dividend income, may constitute a return of capital. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock, but not below zero.

Our distributions may exceed our cash flow from our operations and our net income.

We intend to make regular quarterly distributions to holders of our common stock. The regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities. However, there can be no assurance that our net income or cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as from offering proceeds, borrowings and asset sales, to fund portions of our future distributions. Our distributions for the year ended December 31, 2017 did not exceed our cash flow from operating activities but our distributions did exceed our net income for the year ended December 31, 2017. Our distributions for the years ended December 31, 2016 and 2015 did not exceed our cash flow from operating activities (excluding amounts related to discontinued operations) or net income for such years, respectively.

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

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

The Maryland General Corporation Law, or the “MGCL,” prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under the MGCL, “business combinations” between a Maryland corporation and an “interested stockholder” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as: (a) any person who beneficially owns 10% or more of the voting power of the then-outstanding voting stock of the corporation; or (b) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation.

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

These supermajority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The MGCL also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has adopted a resolution exempting any business combination with Ares Investments or any of its affiliates. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and Ares Investments or any of its affiliates. As a result, Ares Investments or any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. In order to maintain our exemption from registration under the 1940 Act, the assets in our portfolio are subject to certain restrictions that meaningfully limit our operations. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or the “40% test.”

We are organized as a holding company that conducts its businesses primarily through wholly-owned subsidiaries. We conduct our operations in a manner designed so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis consist of “investment securities.” As such, the securities issued by our wholly-owned or majority-owned subsidiaries that are exempted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we are not considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.

We determine whether an entity is one of our majority-owned subsidiaries. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company that is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

In addition, we and our subsidiaries may rely upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that at least 55% of an entity’s assets comprise qualifying real estate assets and that at least 80% of its assets must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. Specifically, we expect each of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in mortgage loans, certain mezzanine loans and B-Notes and other interests in real estate that constitute qualifying real estate assets in accordance with SEC staff guidance, and approximately an additional 25% of its assets in other types of mortgages, securities of REITs and other real estate-related assets such as debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass-through entities of which substantially all of the assets consist of qualifying real estate assets and/or real estate-related assets.

We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may encounter. No assurance can be given that the SEC will concur with how we classify the assets of our subsidiaries.

The SEC staff, according to published guidance, takes the view that certain mezzanine loans and B-Notes are qualifying real estate assets. Thus, we intend to treat certain mezzanine loans and B-Notes as qualifying real estate assets. The SEC has not published guidance with respect to the treatment of some of our other target assets, including commercial mortgage-backed securities, for purposes of the Section 3(c)(5)(C) exemption. For assets for which the SEC has not published guidance, we intend to rely on our own analysis. For example, unless we receive further guidance from the SEC or its staff with respect to CMBS or CLOs, we intend to treat CMBS or CLOs in which we hold 100% of the “controlling class” of securities as qualifying real estate assets, and our other holdings in CMBS or CLOs as real estate-related assets. We also intend to treat debt and equity securities of companies primarily engaged in real estate businesses as real estate-related assets. The SEC may in the future take a view different than or contrary to our analysis with respect to the types of assets we have determined to be qualifying real estate assets or real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the 1940 Act.

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

On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778). Under the concept release, the SEC stated that it was reviewing interpretive issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies, and solicited public comment. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon the definition of investment company and the exemptions to that definition, we may be required to adjust our strategy accordingly. Although any additional guidance from the SEC or its staff could provide additional flexibility to us, it also could further inhibit our ability to pursue the strategies we have chosen. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations.

Although we monitor our portfolio periodically and prior to each investment origination or acquisition, there can be no assurance that we will be able to maintain our exemptive status. If the value of securities issued by our subsidiaries that are exempted from the definition of “investment company” by Sections 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exemption from registration under the 1940 Act, we could, among other things, be required to (a) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

To maintain our exemptive status, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. If we were to lose our exemptive status and were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business. Alternatively, if we were to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the 1940 Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business model. This could have a material adverse effect on our net asset value, the market price for our shares of common stock and our ability to pay distributions to our stockholders.

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

In order for us to maintain our qualification as a REIT, commencing with our taxable year ended December 31, 2012, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year after 2012. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person (except Ares Investments which is subject to a 22% excepted holder limit) from directly or indirectly owning more than 9.8% in value of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then-prevailing market price or which holders might believe to be otherwise in their best interests.

U.S. FEDERAL INCOME TAX RISKS

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We have elected and qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2012. However, we may terminate our REIT election if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders. We may also inadvertently terminate our REIT election, as our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be re-characterized by the Internal Revenue Service (the “IRS”) such re-characterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Furthermore, any REIT in which we invest directly or indirectly, including the REIT in which we owned an interest through our former investment in ACRC KA Investor LLC (“ACRC KA”), is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to U.S. federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT could cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset or income tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of certain statutory relief provisions.

REITs, in certain circumstances, may incur tax liabilities that would reduce the cash available for distribution to our stockholders.

Even if we maintain our status as a REIT, we may be subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are considered inventory or property held primarily for sale to customers by a REIT in the ordinary course of its trade or business (a “prohibited transaction” under the Code) will be subject to a 100% tax. Also, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the portion of our income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, and local corporate-level income taxes. Finally, we may incur an excise tax applicable to REITs if we fail to make sufficient distributions to our stockholders during the course of a taxable year, along with any distributions declared in the fourth quarter of a year and paid in January of the following year. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain at corporate rates and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could inhibit our ability to finance our growth and cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

TRSs are subject to corporate-level taxes and dealings with TRSs may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for our taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs, and the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

ACRC W TRS, ACRC U TRS, FL3 TRS and other TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

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

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in corporate-level tax.

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

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs are subject to tax on gains and may expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

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

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 245 Park Avenue, 42nd Floor, New York, NY 10167. Our principal executive and certain of our other offices are leased by our Manager or one of its affiliates from third parties and pursuant to the terms of our Management Agreement, we reimburse our Manager (or its affiliate, as applicable) for expenses (including our pro-rata portion of rent, telephone, printing, mailing, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses)

relating to such offices, including disaster backup recovery sites and facilities maintained for us, our affiliates, our investments or our Manager or its affiliates required for our operation.

Item 3.    Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2017, we were not subject to any material pending legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PRICE RANGE OF COMMON STOCK AND DIVIDEND PAYMENTS

Our common stock is listed for trading on the NYSE under the symbol “ACRE.” On February 27, 2018, the closing price of our common stock, as reported on the NYSE, was $12.50 per share. The following table sets forth, for the periods indicated, the high and low closing sales prices per share for our common stock, and the dividends paid with respect to such shares for each fiscal quarter for the years ended December 31, 2017 and 2016.

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year ended December 31, 2017
First quarter	$14.17	$12.75	$0.27	(1)
Second quarter	$14.09	$12.90	$0.27	(2)
Third quarter	$13.39	$12.80	$0.27	(3)
Fourth quarter	$13.65	$12.89	$0.27	(4)

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year ended December 31, 2016
First quarter	$11.83	$9.02	$0.26	(5)
Second quarter	$12.42	$10.97	$0.26	(6)
Third quarter	$13.00	$12.18	$0.26	(7)
Fourth quarter	$14.27	$12.45	$0.26	(8)
_______________________________________________________________________________

(1)	On March 7, 2017, we declared a cash dividend of $0.27 per common share of our common stock, payable on April 17, 2017 to our common stockholders of record as of March 31, 2017.

(2)	On May 2, 2017, we declared a cash dividend of $0.27 per share of our common stock, payable on July 17, 2017 to our common stockholders of record as of June 30, 2017.

(3)	On August 3, 2017, we declared a cash dividend of $0.27 per share of our common stock, payable on October 16, 2017 to our common stockholders of record as of September 29, 2017.

(4)	On November 1, 2017, we declared a cash dividend of $0.27 per share of our common stock, payable on January 16, 2018 to our common stockholders of record as of December 29, 2017.

(5)	On March 1, 2016, we declared a cash dividend of $0.26 per common share of our common stock, payable on April 15, 2016 to our common stockholders of record as of March 31, 2016.

(6)	On May 5, 2016, we declared a cash dividend of $0.26 per share of our common stock, payable on July 15, 2016 to our common stockholders of record as of June 30, 2016.

(7)	On August 4, 2016, we declared a cash dividend of $0.26 per share of our common stock, payable on October 17, 2016 to our common stockholders of record as of September 30, 2016.

(8)	On November 3, 2016, we declared a cash dividend of $0.26 per share of our common stock, payable on January 17, 2017 to our common stockholders of record as of December 30, 2016.

HOLDERS

As of February 27, 2018, there were 23 holders of record of our common stock, including Cede & Co, which holds shares as nominee for the Depository Trust Company, which itself holds shares on behalf of the beneficial owners of shares of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

DISTRIBUTION POLICY

We elected to be taxed as a REIT for U.S. federal income tax purposes and, as such, anticipate annually distributing to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. This 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. For the year ended December 31, 2017, we plan to satisfy the REIT distribution requirement in part with dividends paid in 2018. For the year ended December 31, 2016, we elected to satisfy the REIT distribution requirement in part with a dividend paid in 2017. Furthermore, if a REIT distributes less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain net income for the calendar year plus any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then it is required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. For the years ended December 31, 2017 and 2016, we accrued an excise tax of $153 thousand and $209 thousand, respectively. Excise tax payable is included in the line item “Other liabilities” in the consolidated balance sheets included in this annual report on Form 10-K. Excise tax expense is included in the line item “Income tax expense (benefit), including excise tax” in the consolidated statements of operations included in this annual report on Form 10-K.

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

Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend upon our earnings, financial condition, liquidity, debt covenants, funding or margin requirements under securitizations, warehouse facilities or other secured and unsecured borrowing agreements, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law, and such other factors as our board of directors deems relevant. The Financing Agreements provide that in an event of default, we may make distributions only to the extent necessary to maintain our status as a REIT. Our earnings, financial condition and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See “Risk Factors” included in this annual report on Form 10-K.

Distributions that stockholders receive (not designated as capital gain dividends or qualified dividend income) will be taxed as ordinary income to the extent they are paid from our earnings and profits (as determined for U.S. federal income tax purposes). However, distributions that we designate as capital gain dividends generally will be taxable as long-term capital gain to our stockholders to the extent that they do not exceed our actual net capital gain for the taxable year. Some portion of these distributions may not be subject to tax in the year in which they are received because depreciation expense reduces the amount of taxable income, but does not reduce cash available for distribution. The portion of our stockholders distribution that is not designated as a capital gain dividend and is in excess of our current and accumulated earnings and profits is considered a return of capital for U.S. federal income tax purposes and will reduce the adjusted tax basis of their investment, but not below zero, deferring such portion of their tax until their investment is sold or our company is liquidated, at which time they will be taxed at capital gain rates (subject to certain exceptions for corporate stockholders). To the extent such portion of our stockholders distribution exceeds the adjusted tax basis of their investment, such excess will be treated as capital gain if they hold their shares of common stock as a capital asset for U.S. federal income tax purposes. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Please note that each stockholder’s tax considerations are different, therefore, our stockholders should consult with their own tax advisors and financial planners prior to making an investment in our shares.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

Stock Buyback Program

In May 2015, we announced that our board of directors authorized us to repurchase up to $20.0 million of our outstanding common stock over a period of one year (the “Stock Buyback Program”). In February 2016, the board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017. The Stock Buyback Program was not extended after March 31, 2017. Purchases made pursuant to the Stock Buyback Program could have been made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. In connection with this Stock Buyback Program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in the Stock Buyback Program.

Repurchases of our common stock under our Stock Buyback Program for the years ended December 31, 2017 and 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2016 through January 31, 2016	—	—	—	$20,000
February 1, 2016 through February 29, 2016	—	—	—	$30,000
March 1, 2016 through March 31, 2016	34,854	$10.28	34,854	$29,642
April 1, 2016 through April 30, 2016	95,062	$11.34	95,062	$28,563
May 1, 2016 through May 31, 2016	—	—	—	$28,563
June 1, 2016 through June 30, 2016	—	—	—	$28,563
July 1, 2016 through July 31, 2016	—	—	—	$28,563
August 1, 2016 through August 31, 2016	—	—	—	$28,563
September 1, 2016 through September 30, 2016	—	—	—	$28,563
October 1, 2016 through October 31, 2016	—	—	—	$28,563
November 1, 2016 through November 30, 2016	—	—	—	$28,563
December 1, 2016 through December 31, 2016	—	—	—	$28,563
January 1, 2017 through January 31, 2017	—	—	—	$28,563
February 1, 2017 through February 28, 2017	—	—	—	$28,563
March 1, 2017 through March 31, 2017	—	—	—	$28,563
Total	129,916	$11.06	129,916
______________________________________________________________________________

(1)	Amount includes expenses paid.

ISSUER PURCHASES OF EQUITY SECURITIES

See “Stock Buyback Program” above for information on our stock buyback program. We did not repurchase any shares of our common stock during the year ended December 31, 2017. During the year ended December 31, 2016, we repurchased a total of 129,916 shares of our common stock in the open market for an aggregate purchase price of approximately $1.4 million, including expenses paid. The shares were repurchased at an average price of $11.06 per share, including expenses paid.

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

_______________________________________________________________________________

SOURCE:	S&P Global Market Intelligence

NOTES:
Assumes $100 invested on December 31, 2012 in ACRE, the S&P 500 Index and the SNL US Finance REIT Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
ACRE	100.00	85.46	81.00	87.67	114.71	116.54
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
SNL US Finance REIT Index	100.00	96.58	110.61	101.43	124.94	145.78

The stock performance graph and the table furnished above shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 23, 2012, we adopted, and our stockholders approved the 2012 Equity Incentive Plan. Pursuant to our 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our directors, our Manager and its personnel and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of our common stock immediately after giving effect to the issuance of the shares sold in the IPO). As of December 31, 2017, 49.1% of the shares reserved under our 2012 Equity Incentive Plan, or a total of 339,007 restricted shares of our common stock, had been granted and 50.9% of the shares reserved, or 350,993 shares remained available for future issuance under our 2012 Equity Incentive

Plan. Aside from our 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our 2012 Equity Incentive Plan, see Note 6 to our consolidated financial statements included in this annual report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	350,993
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	350,993
_____________________________________________________________________________

(1)	The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our 2012 Equity Incentive Plan.

Item 6.    Selected Financial Data

The following selected financial and other data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our consolidated financial statements and related notes, which have been audited by Ernst & Young LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this annual report on Form 10-K. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except share and per share data)

	For the years ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Net interest margin, excluding non-controlling interests held by third parties	$46,313	$40,568	$40,936	$36,551	$22,627
Gain on sale of loans	—	—	—	680	—
Total expenses	14,970	14,426	13,671	14,549	16,475
Early extinguishment of debt costs	(768)	—	—	—	—
Net income from continuing operations	30,432	30,451	36,335	22,749	12,329
Net income from operations of discontinued operations, net of income taxes	—	4,221	6,985	1,867	1,437
Gain on sale of discontinued operations	—	10,196	—	—	—
Net income attributable to common stockholders	$30,407	$40,336	$34,285	$24,396	$13,766
Basic weighted average shares of common stock outstanding	28,478,237	28,461,853	28,501,897	28,459,309	18,989,500
Diluted weighted average shares of common stock outstanding	28,550,945	28,523,306	28,597,568	28,585,022	19,038,152
Basic earnings per common share:
Continuing operations	$1.07	$0.91	$0.96	$0.79	$0.65
Discontinued operations	—	0.51	0.25	0.07	0.08
Net income	$1.07	$1.42	$1.20	$0.86	$0.72
Diluted earnings per common share:
Continuing operations	$1.07	$0.91	$0.95	$0.79	$0.65
Discontinued operations	—	0.51	0.24	0.07	0.08
Net income	$1.07	$1.41	$1.20	$0.85	$0.72
Dividends declared per share of common stock	$1.08	$1.04	$1.00	$1.00	$1.00
Balance Sheet Data:
Loans held for investment	$1,726,283	$1,313,937	$1,174,391	$1,462,584	$958,495
Total assets	1,770,219	1,373,703	1,378,982	1,862,155	1,169,606
Secured funding agreements	957,960	780,713	522,775	552,799	264,419
Secured term loan	107,595	149,878	69,762	—	—
Total unsecured debt	—	—	—	67,414	65,893
Total securitizations debt	271,211	—	254,343	523,229	389,640
Total liabilities	1,351,049	944,030	922,494	1,381,269	763,390
Total stockholders' equity	419,170	419,029	409,471	402,954	406,216
Total equity	419,170	429,673	456,488	480,886	406,216

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

We are a specialty finance company primarily engaged in originating and investing in commercial real estate (“CRE”) loans and related investments. We are externally managed by Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”), a subsidiary of Ares Management, L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to the terms of the management agreement dated April 25, 2012, as amended, between us and our Manager (the “Management Agreement”). From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering in May 2012. We have elected and qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT. We also operate our business in a manner that is intended to permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

Prior to December 31, 2017, we were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and we were eligible to take advantage of certain exemptions from various reporting requirements that were applicable to other public companies that were not “emerging growth companies.” In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we were in compliance with the new or revised accounting standards on the relevant dates on which adoption of such standards was required for non-emerging growth companies. Section 107 of the JOBS Act provided that our decision to opt out of the extended transition period for complying with new or revised accounting standards was irrevocable. Starting December 31, 2017, we are no longer treated as an “emerging growth company” as we have been in operation for five years.

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

Below are significant developments during the year ended December 31, 2017 presented by quarter:

Developments During the First Quarter of 2017:

•	ACRE originated a $31.4 million senior mortgage loan on a multifamily property located in New York.

•	ACRE originated a $24.1 million senior mortgage loan on a student housing property located in Alabama.

•	ACRE originated a $24.4 million senior mortgage loan on a multifamily property located in California.

•	ACRE originated a $53.8 million senior mortgage loan on a multifamily property located in Florida.

•	ACRE amended the CNB Facility (as defined below) to extend the initial maturity date to March 11, 2018.

•	ACRE Commercial Mortgage 2017-FL3 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC, both wholly-owned subsidiaries of ACRE, issued approximately $272.9 million principal balance secured floating rate notes to a third party. ACRE retained (through one of its wholly-owned subsidiaries) approximately $68.2 million of the non-investment grade notes and the preferred equity of the Issuer (the “CLO Securitization”).

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

•
ACRE amended the BAML Facility (as defined below), which has a commitment amount of $125.0 million, to extend the period during which ACRE may request individual loans under the facility to May 24, 2018. In addition, the final maturity date of individual loans under the BAML Facility was extended to May 25, 2021.

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

•
ACRE amended the MetLife Facility (as defined below) to extend the initial maturity date to August 12, 2020 and decrease the interest rate on advances under the MetLife Facility to a per annum rate equal to one-month LIBOR plus a spread of 2.30%. The initial maturity date of the MetLife Facility is subject to two 12-month extensions, each of which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022.

Developments During the Fourth Quarter of 2017:

•	ACRE originated a $19.2 million senior mortgage loan on a multifamily property located in Florida.

•	ACRE originated a $17.3 million senior mortgage loan on a multifamily property located in New York.

•	ACRE originated a $3.1 million mezzanine mortgage loan on an office property located in California.

•	ACRE originated an $82.0 million senior mortgage loan on an office property located in Illinois.

•	ACRE originated a $52.9 million senior mortgage loan on an industrial property located in Minnesota.

•	ACRE originated a $63.8 million senior mortgage loan on a multifamily property located in Utah.

•	ACRE originated a $30.2 million senior mortgage loan on a multifamily property located in New York.

•	ACRE originated a $40.0 million senior mortgage loan on a hotel property located in California.

•	ACRE originated a $42.7 million senior mortgage loan on a multifamily property located in Texas.

•	ACRE originated a $41.0 million senior mortgage loan on a student housing property located in Texas.

•	ACRE originated a $24.0 million senior mortgage loan on a student housing property located in Texas.

•
ACRE amended the BAML Facility (as defined below) to decrease the interest rate on advances under the facility from a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance to a per annum rate equal to one-month LIBOR plus a spread of 2.00%.

•
ACRE sold a senior mortgage loan and a B-Note mortgage loan with outstanding principal of $63.9 million and $10.0 million, respectively, which were both collateralized by an office property located in Texas, to a third party. No gain or loss was recognized on the sale.

•
ACRE voluntarily elected to repay $45.0 million of outstanding principal on the Secured Term Loan (as defined below) prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan. In addition, ACRE amended the Secured Term Loan to, among other things, (1) decrease the interest rate on advances under the Secured Term Loan from a per annum rate equal to one-month LIBOR plus a spread of 6.00% (with a 1.00% LIBOR floor) to a per annum rate equal to one, two, three or six-month LIBOR plus a spread of 5.00% (with no LIBOR floor), (2) extend the initial maturity date to December 22,

2020, (3) decrease the commitment amount from $155.0 million to $110.0 million and (4) add one 12-month extension to the initial maturity date, which may be exercised at ACRE’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans, CRE debt and other financial assets in the marketplace. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. Interest rates will vary according to the type of investment, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers.

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

Loans are generally collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, are regularly evaluated. We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors. As of December 31, 2017 and 2016, all loans were paying in accordance with their contractual terms. There were no impairments during the years ended December 31, 2017, 2016 and 2015.

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

Changes in Market Interest Rates.  With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase, subject to any applicable ceilings;

•	the value of our mortgage loans to decline;

•	coupons on our floating rate mortgage loans to reset to higher interest rates; and

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy where we pay fixed and receive floating interest rates, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to decrease, subject to any applicable floors;

•	the value of our mortgage loan portfolio to increase, for such mortgages with applicable floors;

•	coupons on our floating rate mortgage loans to reset to lower interest rates, subject to any applicable floors; and

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy where we pay fixed and receive floating interest rates, the value of these agreements to decrease.

Credit Risk.  We are subject to varying degrees of credit risk in connection with our target investments. Our Manager seeks to mitigate this risk by seeking to originate or acquire investments of higher quality at appropriate prices with appropriate risk adjusted returns given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated or acquired investments (see the performance monitoring methodology above in Changes in Fair Value of Our Assets). Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results and stockholders’ equity.

Market Conditions.  We believe that our target investments currently present attractive risk-adjusted return profiles, given the underlying property fundamentals and the competitive landscape for the type of capital we provide. We believe that growth in commercial real estate valuations has been supported by a lower supply of new properties, which broadly have remained below the long-term average since the onset of the global financial crisis. New additions to inventory have been limited given that new construction financing has been constrained by post-recession financial regulations. While the availability of debt capital for high quality assets has increased and led to more competitive pricing and terms, we continue to anticipate rising demand for the type of customized debt financing we provide from borrowers or sponsors. We also envision that demand for financing will be strong for situations in which a property is being acquired with plans to improve the net operating income through capital improvements, leasing, cost savings or other key initiatives and realize the improved value through a subsequent sale or refinancing. We believe market conditions continue to be favorable for disciplined and scaled direct lending with broad and flexible product offerings. However, we are mindful that rising interest rates and the removal of certain central banking monetary policies may impact asset values and could lead to periods of volatility. Ultimately, during periods of sustained volatility, increased lending opportunities may arise for flexible capital providers like us.

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

Availability of Leverage and Equity.  We expect to use leverage to make additional investments that may increase our potential returns. We may not be able to obtain the amount of leverage we desire and, consequently, the returns generated from our investments may be less than we currently expect. To grow our portfolio of investments, we also may determine to raise additional equity. Our access to additional equity will depend on many factors, and our ability to raise equity in the future cannot be predicted at this time.
Size of Portfolio.  The size of our portfolio of investments, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, will also be an important factor in determining our operating results. Generally, as the size of our portfolio grows, the amount of interest income we receive will increase and we may achieve certain economies of scale and diversify risk within our portfolio investments. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our portfolio grows but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments.
Investment Portfolio

As of December 31, 2017, our portfolio totaled 42 loans held for investment, excluding 60 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of December 31, 2017, the aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion. During the year ended December 31, 2017, we funded approximately $900.3 million of outstanding principal, received repayments of $400.8 million of outstanding principal, excluding non-controlling interests held by third parties, and sold two loans with outstanding principal of $73.9 million to a third party. As of December 31, 2017, 87.7% of our loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 0.79%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of December 31, 2017, all loans were paying in accordance with their contractual terms. During the year ended December 31, 2017, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2017 ($ in thousands):

	As of December 31, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,674,169	$1,684,439	4.8%	6.2%	1.9
Subordinated debt and preferred equity investments	52,114	52,847	9.5%	10.8%	3.4
Total loans held for investment portfolio	$1,726,283	$1,737,286	5.0%	6.3%	2.0
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2017 as weighted by the Outstanding Principal balance of each loan.

Non-Controlling Interests

The non-controlling interests held by third parties in our consolidated financial statements represent the equity interests in ACRC KA Investor LLC (“ACRC KA”) that are not owned by us. In January 2017, our investment in ACRC KA was repaid in full. Accordingly, as of December 31, 2017, our investment was no longer outstanding.

A reconciliation of our interest income from loans held for investment, excluding non-controlling interests, to our interest income from loans held for investment as included within our consolidated statements of operations is as follows ($ in thousands):

For the year ended December 31, 2017
Interest income from loans held for investment, excluding non-controlling interests	$97,506
Interest income from non-controlling interest investment held by third parties	35
Interest income from loans held for investment	$97,541

See Notes 6 and 12 to our consolidated financial statements included in this annual report on Form 10-K for more information about ACRC KA.

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
 Each loan classified as held for investment is evaluated for impairment on a quarterly basis. Loans are generally collateralized by real estate or the equity of the real estate owner. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this annual report on Form 10-K, which describes recent accounting pronouncements that we have adopted or are currently evaluating.

RECENT DEVELOPMENTS

On January 30, 2018, we originated a $16.7 million senior mortgage loan on the construction of a residential property located in California. At closing, the outstanding principal balance was approximately $7.1 million. The loan has a per annum interest rate of 12.00% (plus fees) and an initial term of two years.

On January 31, 2018, we originated a $21.7 million senior mortgage loan on a multifamily property located in California. At closing, the outstanding principal balance was approximately $18.0 million. The loan has a per annum interest rate of LIBOR plus a spread of 3.30% (plus fees) and an initial term of three years.

On January 31, 2018, we received a repayment of outstanding principal of $17.4 million (which included $15.1 million of allocated loan amount and $2.3 million of release premium) related to our $134.1 million senior mortgage loan collateralized by a portfolio of self-storage properties and one retail property. The principal repayment related to the retail property resulted in the release of the retail property from the collateral pool. Subsequent to the principal repayment, the outstanding principal balance of the senior mortgage loan was $116.7 million and was collateralized by a portfolio of self-storage properties. See Note 3 to our consolidated financial statements included in this annual report on Form 10-K for more information on this senior mortgage loan.

On February 2, 2018, we exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 10, 2019. We have one additional 12-month extension option, which, if exercised, would extend the maturity date of the CNB Facility to March 10, 2020.

On March 1, 2018, we declared a cash dividend of $0.28 per common share for the first quarter of 2018. The first quarter 2018 dividend is payable on April 17, 2018 to common stockholders of record on March 29, 2018.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015 ($ thousands):

	For the years ended December 31,
	2017	2016	2015
Net interest margin	$46,348	$45,107	$49,995
Total expenses	14,970	14,426	13,671
Early extinguishment of debt costs	(768)	—	—
Income from continuing operations before income taxes	30,610	30,681	36,324
Income tax expense (benefit), including excise tax	178	230	(11)
Net income from continuing operations	30,432	30,451	36,335
Net income from operations of discontinued operations, net of income taxes	—	4,221	6,985
Gain on sale of discontinued operations	—	10,196	—
Net income attributable to ACRE	30,432	44,868	43,320
Less: Net income attributable to non-controlling interests	(25)	(4,532)	(9,035)
Net income attributable to common stockholders	$30,407	$40,336	$34,285

The following tables set forth select details of our consolidated results of operations from continuing operations for the years ended December 31, 2017, 2016 and 2015 ($ thousands):

Net Interest Margin

	For the years ended December 31,
	2017	2016	2015
Interest income from loans held for investment	$97,541	$81,963	$86,337
Interest expense	(51,193)	(36,856)	(36,342)
Net interest margin	$46,348	$45,107	$49,995

For the years ended December 31, 2017 and 2016, net interest margin was approximately $46.3 million and $45.1 million, respectively. For the years ended December 31, 2017 and 2016, interest income from loans held for investment of $97.5 million and $82.0 million, respectively, was generated by weighted average earning assets of $1.5 billion and $1.3 billion, respectively, offset by $51.2 million and $36.9 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and securitization debt and the Secured Term Loan (as defined below) were $1.1 billion and $889.5 million for the years ended December 31, 2017 and 2016, respectively. The increase in interest income from loans held for investment and interest expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily relates to an increase in our weighted average earnings assets and weighted average borrowings for the year ended December 31, 2017.

For the years ended December 31, 2016 and 2015, net interest margin was approximately $45.1 million and $50.0 million, respectively. For the years ended December 31, 2016 and 2015, interest income from loans held for investment of $82.0 million and $86.3 million, respectively, was generated by weighted average earning assets of $1.3 billion and $1.2 billion, respectively, offset by $36.9 million and $36.3 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, securitization debt and the Secured Term Loan in aggregate were $889.5 million and $929.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease in net interest margin for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily relates to a $4.5 million decrease in interest income from non-controlling interests for the year ended December 31, 2016 as a result of a $36.7 million and a $36.0 million prepayment in November 2015 and November 2016, respectively, on the non-controlling interest investment held by third parties.

Operating Expenses

The operating expenses below do not include expenses of ACRE Capital. See Note 13 to our consolidated financial statements included in this annual report on Form 10-K for more information about the operating expenses of ACRE Capital.

	For the years ended December 31,
	2017	2016	2015
Management and incentive fees to affiliate	$6,569	$5,956	$5,397
Professional fees	1,674	2,228	2,018
General and administrative expenses	2,828	2,801	2,830
General and administrative expenses reimbursed to affiliate	3,899	3,441	3,426
Total expenses	$14,970	$14,426	$13,671

For the years ended December 31, 2017 and 2016, we incurred operating expenses of $15.0 million and $14.4 million, respectively. As discussed below, the increase in operating expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily relates to an increase in management fees and general and administrative expenses due to our Manager that were allocated to continuing operations for the year ended December 31, 2017 and partially offset by a decrease in our use of third party professionals due to changes in transaction activity year over year.

For the years ended December 31, 2016 and 2015, we incurred operating expenses of $14.4 million and $13.7 million, respectively. The increase in operating expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily relates to incentive fees due to our Manager for the year ended December 31, 2016 and an increase in management fees due to our Manager that were allocated to continuing operations.

Related Party Expenses

For the year ended December 31, 2017, related party expenses included $6.2 million in management fees due to our Manager and $3.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2016, related party expenses included $5.6 million in management fees due to our Manager and $3.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees due to our Manager for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily relates to an increase in management fees that were allocated to continuing operations subsequent to the closing of the ACRE Capital Sale on September 30, 2016. The increase in general and administrative expenses due to our Manager for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily relates to an increase in general and administrative expenses that were allocated to continuing operations as employees of our Manager allocated a significant percentage of their time during the year ended December 31, 2016 to discontinued operations for due diligence work associated with the closing of the ACRE Capital Sale. For the years ended December 31, 2017 and 2016, related party expenses also included $0.4 million and $0.3 million, respectively, of incentive fees due to our Manager, which was relatively consistent for both periods.

For the year ended December 31, 2015, related party expenses included $5.4 million in management fees due to our Manager and $3.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees due to our Manager for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily relates to an increase in management fees that were allocated to continuing operations subsequent to the closing of the ACRE Capital Sale on September 30, 2016. For the year ended December 31, 2015, there were no incentive fees due to our Manager.

Other Expenses

For the years ended December 31, 2017 and 2016, professional fees were $1.7 million and $2.2 million, respectively. The decrease in professional fees for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily relates to a decrease in our use of third party professionals due to changes in transaction activity year over year. For both the years ended December 31, 2017 and 2016, general and administrative expenses were $2.8 million.

For the years ended December 31, 2016 and 2015, professional fees were $2.2 million and $2.0 million, respectively, which was relatively consistent for both periods. For both the years ended December 31, 2016 and 2015, general and administrative expenses were $2.8 million.

Early Extinguishment of Debt Costs

In December 2017, we voluntarily elected to repay $45.0 million of outstanding principal on our Secured Term Loan (as defined below) prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan. For the year ended December 31, 2017, we incurred early extinguishment of debt costs of $0.8 million, which was a non-cash charge incurred in connection with the $45.0 million repayment of outstanding principal on the Secured Term Loan. The early extinguishment of debt costs was comprised of the pro-rata share of the unamortized deferred debt issuance costs and original issue discounts being allocated to the outstanding principal that was repaid.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under our Secured Funding Agreements, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in securitizations where we retain the subordinate securities are applied sequentially, first used to pay down the senior notes, and accordingly, we will not receive any proceeds from repayment of loans in the securitizations until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. See “Recent Developments” included in this annual report on Form 10-K for information on our available capital as of February 27, 2018. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions.

Equity Offerings

There were no shares issued in public offerings of our equity securities for the years ended December 31, 2017, 2016 and 2015.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2017, 2016 and 2015, which are inclusive of amounts related to discontinued operations ($ in thousands):

	For the years ended December 31,
	2017	2016	2015
Net income	$30,432	$44,868	$43,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	840	(36,330)	232,199
Net cash provided by (used in) operating activities	31,272	8,538	275,519
Net cash provided by (used in) investing activities	(405,768)	(43,320)	258,339
Net cash provided by (used in) financing activities	355,569	73,057	(541,414)
Change in cash and cash equivalents	$(18,927)	$38,275	$(7,556)

During the years ended December 31, 2017, 2016 and 2015, cash and cash equivalents increased (decreased) by $(18.9) million, $38.3 million and $(7.6) million, respectively.

Operating Activities

For the years ended December 31, 2017 and 2016, net cash provided by operating activities totaled $31.3 million and $8.5 million, respectively. This change in net cash provided by operating activities was primarily related to the cash used to originate and fund mortgage loans held for sale exceeding the proceeds received from the sale of mortgage loans held for sale to third parties for the year ended December 31, 2016. For the year ended December 31, 2017, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $6.6 million, amortization of deferred financing costs of $7.6 million and change in other assets of $2.5 million. For the year ended December 31, 2016, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $639.4 million, sale of mortgage loans held for sale to third parties of $571.7 million, change in the fair value of mortgage servicing rights (“MSRs”) of $6.5 million, gain on sale of discontinued operations of $10.2 million and change in other assets of $40.0 million.

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

Investing Activities

For the years ended December 31, 2017 and 2016, net cash used in investing activities totaled $405.8 million and $43.3 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination of new loans held for investment exceeding the cash received from principal repayment of loans held for investment and proceeds from the sale of mortgage loans held for sale for the year ended December 31, 2017.

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

Financing Activities

For the year ended December 31, 2017, net cash provided by financing activities totaled $355.6 million and primarily related to proceeds from our Secured Funding Agreements of $923.9 million and proceeds from the issuance of debt of consolidated variable interest entities (“VIEs”) of $272.9 million, partially offset by repayments of our Secured Funding Agreements of $746.6 million and repayments of our Secured Term Loan (as defined below) of $45.0 million.

For the year ended December 31, 2016, net cash provided by financing activities totaled $73.1 million and primarily related to proceeds from our Secured Funding Agreements of $1.3 billion, proceeds from our Warehouse Lines of Credit (as defined below) of $863.4 million and proceeds from our Secured Term Loan (as defined below) of $80.0 million, partially offset by repayments of our Secured Funding Agreements of $1.0 billion, repayments of debt of consolidated VIEs of $255.3 million and repayments of our Warehouse Lines of Credit of $795.7 million.

For the year ended December 31, 2015, net cash used in financing activities totaled $541.4 million and primarily related to repayments of our Secured Funding Agreements of $375.5 million, repayments of debt of consolidated VIEs of $272.5 million, repayment of the 2015 Convertible Notes (as individually defined in Note 4 to our consolidated financial statements included in this annual report on Form 10-K) of $69.0 million and repayments of our Warehouse Lines of Credit of $973.3 million, partially offset by proceeds from our Secured Funding Agreements of $345.4 million and proceeds from our Warehouse Lines of Credit of $804.9 million.

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

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of December 31,
	2017							2016
	Total Commitment		Outstanding Balance	Interest Rate		Maturity Date		Total Commitment		Outstanding Balance	Interest Rate		Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000	(1)	$407,853	LIBOR+1.75 to 2.35%		December 14, 2018	(1)	$325,000		$218,064	LIBOR+1.75 to 2.35%		December 14, 2017	(1)
Citibank Facility	250,000	(2)	175,651	LIBOR+2.25 to 2.50%		December 10, 2018	(2)	250,000	(2)	302,240	LIBOR+2.25 to 2.50%		December 10, 2018	(2)
BAML Facility	125,000		78,320	LIBOR+2.00%	(3)	May 24, 2018	(3)	125,000		77,679	LIBOR+2.25 to 2.75%		May 25, 2017	(3)
CNB Facility	50,000		—	LIBOR+3.00%		March 11, 2018	(4)	50,000		—	LIBOR+3.00%		March 11, 2017	(4)
MetLife Facility	180,000		101,131	LIBOR+2.30%	(5)	August 12, 2020	(5)	180,000		53,130	LIBOR+2.35%		August 12, 2017	(5)
UBS Facility	140,000		34,000	LIBOR+1.88 to 2.28%	(6)	October 21, 2018		140,000		71,360	LIBOR+1.88 to 2.28%	(6)	October 21, 2018
U.S. Bank Facility	185,989	(7)	161,005	LIBOR+1.85 to 2.25%		July 31, 2020	(7)	125,000		58,240	LIBOR+2.25%		July 31, 2019	(7)
Subtotal	$1,430,989		$957,960					$1,195,000		$780,713

Secured Term Loan	$110,000	(8)	$110,000	LIBOR+5.00%	(8)	December 22, 2020	(8)	$155,000		$155,000	LIBOR+6.00%		December 9, 2018	(8)
Total	$1,540,989		$1,067,960					$1,350,000		$935,713
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

(3)
Individual advances on loans under the Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. In May 2017, we amended the BAML Facility to extend the period during which we may request individual loans under the facility to May 24, 2018. In October 2017, we amended the BAML Facility to decrease the interest rate on advances under the facility to a per annum rate equal to one-month LIBOR plus a spread of 2.00%.

(4)
The maturity date of the secured revolving funding facility with City National Bank (the “CNB Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In March 2017, we amended the CNB Facility to extend the initial maturity date to March 11, 2018. See “Recent Developments” and Note 15 to our consolidated financial statements included in this annual report on Form 10-K for a subsequent event.

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

(8)
In December 2017, we amended the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”), to, among other things, (i) decrease the interest rate on advances under the Secured Term Loan from a per annum rate equal to one-month LIBOR plus a spread of 6.00% (with a 1.00% LIBOR floor) to a per annum rate equal to one, two, three or six-month LIBOR plus a spread of 5.00% (with no LIBOR floor), (ii) extend the initial maturity date to December 22, 2020, (iii) decrease the commitment amount from $155.0 million to $110.0 million and (iv) add one 12-month extension to the initial maturity date, which may be exercised at our option, provided that there are no existing events of default under the Secured Term Loan.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of December 31, 2017, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 4 to our consolidated financial statements included in this annual report on Form 10-K for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of December 31, 2017, the carrying amount and outstanding principal of our CLO Securitization was $271.2 million and $272.9 million, respectively. See Note 12 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our CLO Securitization.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations as of December 31, 2017 are described in the following table ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$407,853	$407,853	$—	$—	$—
Citibank Facility	175,651	175,651	—	—	—
BAML Facility	78,320	78,320	—	—	—
CNB Facility	—	—	—	—	—
MetLife Facility	101,131	—	101,131	—	—
UBS Facility	34,000	34,000	—	—	—
U.S. Bank Facility	161,005	—	161,005	—	—
Secured Term Loan	110,000	—	110,000	—	—
Future Loan Funding Commitments	110,248	7,618	88,135	14,495	—
Total	$1,178,208	$703,442	$460,271	$14,495	$—

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

DIVIDENDS

We elected to be taxed as a REIT for U.S. federal income tax purposes and, as such, anticipate annually distributing to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if a REIT distributes less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain net income for the calendar year plus any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with holding our target investments. We have exposure to credit risk on our CRE loans and other target investments in our business. Our Manager seeks to manage credit risk by performing our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. Credit risk is also addressed through our Manager’s ongoing review of our investment portfolio. In addition, with respect to any particular target investment, our Manager’s investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Factors Impacting Our Operating Results” regarding our performance monitoring methodology.

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

For the year ended December 31, 2017, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the year ended December 31, 2017
Up 300 basis points	$10.8
Up 200 basis points	$7.2
Up 100 basis points	$3.6
Down to 0 basis points	$1.8

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

Prepayment and Securitizations Repayment Risk

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. When we originate our CRE loans, we anticipate that we will generate an expected yield. When borrowers prepay their CRE loans faster than we expect, we may be unable to replace these CRE loans with new CRE loans that will generate yields which are as high as the prepaid CRE loans. Additionally, principal repayment proceeds from mortgage loans in the CLO Securitization are applied sequentially, first used to pay down the senior CLO Securitization notes. We will not receive any proceeds from the repayment of loans in the CLO Securitization until all senior notes are repaid in full.

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2018 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

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

3.	Exhibits.

Exhibit Number		Exhibit Description
2.1	*	Purchase and Sale Agreement, among Ares Commercial Real Estate Corporation and Cornerstone Real Estate Advisers LLC.(1)
2.2	*
Waiver and Amendment to Purchase and Sale Agreement, dates as of September 29, 2016, among Ares Commercial Real Estate Corporation and Barings Real Estate Advisers LLC (formerly known as Cornerstone Real Estate Advisers LLC).(24)

3.1	*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation.(2)
3.2	*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation.(3)
10.1	*	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC.(4)
10.2	*	Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation.(5)
10.3	*	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC.(4)
10.4	*	2012 Equity Incentive Plan.(3)#
10.5	*	Form of Restricted Stock Agreement.(6)#
10.6	*	Form of Restricted Stock Agreement with officers.(24)#
10.7	*	Form of Indemnification Agreement with directors and certain officers.(4)#
10.8	*	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC.(4)#
10.9	*	Registration Rights Agreement, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, Alliant Inc. and The Alliant Company, LLC.(7)
10.10	*
Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(8)

10.11	*
General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(8)

10.12	*	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent.(8)
10.13	*
Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(8)

10.14	*
Master Repurchase Agreement, dated as of April 9, 2014, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, Ares Commercial Real Estate Corporation, as guarantor, and UBS Real Estate Securities Inc., as buyer.(9)

10.15	*	Guaranty Agreement, dated as of April 9, 2014, by Ares Commercial Real Estate Corporation in favor of UBS Real Estate Securities Inc.(9)
10.16	*	Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(10)
10.17	*	Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(10)

Exhibit Number		Exhibit Description
10.18	*	Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer.(11)
10.19	*
Omnibus Amendment To Other Transaction Documents and Reaffirmation of Guaranty, dated as of December 8, 2014, by and among ACRC Lender C LLC, ACRC Lender LLC, Ares Commercial Real Estate Corporation and Citibank, N.A.(11)

10.20	*
Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(12)

10.21	*	Bridge Loan Warehousing Credit and Security Agreement, dated as of May 27, 2015, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders.(13)
10.22	*
Guaranty Agreement, dated as of May 27, 2015, by Ares Commercial Real Estate Corporation, in favor of Bank of America, N.A., as Administrative Agent and Lender and for the benefit of the other Lenders.(13)

10.23	*	Pledge and Security Agreement, dated as of May 27, 2015, by and between ACRC Lender LLC and Bank of America, N.A., as Administrative Agent and Lender and for the benefit of the other Lenders.(13)
10.24	*
Amendment No. 2 to Master Repurchase Agreement dated as of October 21, 2015, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, Ares Commercial Real Estate Corporation, as guarantor and UBS Real Estate Securities, Inc., as buyer.(14)

10.25	*
Credit and Guaranty Agreement, dated as of December 9, 2015 by and among Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors, the lenders party thereto, Highbridge Principal Strategies, LLC, as administrative agent and DBD Credit Funding LLC, as collateral agent.(15)

10.26	*
Pledge and Security Agreement, dated as of December 9, 2015 among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC, ACRC Warehouse Holdings LLC and ACRC Lender and DBD Credit Funding LLC, as collateral agent for the lenders.(15)

10.27	*
Negative Pledge Agreement, dated as of December 9, 2015 by Ares Commercial Real Estate Corporation, ACRC KA JV Investor LLC, ACRC Lender LLC, ACRC Champions Investor LLC and ACRE Capital Holdings LLC in favor of DBD Credit Funding LLC, as collateral agent for the lenders.(15)

10.28	*	Amendment No. 2 to Bridge Loan Warehousing Credit and Security Agreement dated as of February 26, 2016, among ACRC Lender B LLC and Bank Of America, N.A.(16)
10.29	*
Amendment No. 3 to Credit Agreement dated as of February 26, 2016, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(16)

10.30	*	Amendment No. 3 to Bridge Loan Warehousing Credit and Security Agreement dated as of May 26, 2016, among ACRC Lender B LLC and Bank of America, N.A.(17)
10.31	*
First Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(18)

10.32	*
Second Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(19)

10.33	*
Amendment No. 2 to Credit Agreement dated as of July 29, 2016, by and among ACRC Lender LLC, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(18)

10.34	*	Master Repurchase and Securities Contract dated as of August 1, 2016, between ACRC Lender US LLC and U.S. Bank National Association.(18)
10.35	*	Payment Guaranty, dated as of August 1, 2016, by Ares Commercial Real Estate Corporation in favor of U.S. Bank National Association.(18)
10.36	*
Amended and Restated Bridge Loan Warehousing Credit and Security Agreement, dated as of August 8, 2016, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders.(20)

10.37	*	Amendment to Guaranty, dated as of September 22, 2016, by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer.(21)
10.38
Assignment and Amendment No. 1 to Custodial Agreement, dated November 2, 2016, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and Wells Fargo Bank, N.A., as Custodian.

Exhibit Number		Exhibit Description
10.39
Assignment and Amendment No. 3 to Master Repurchase Agreement, dated November 2, 2016, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, UBS Real Estate Securities, Inc., as assignor, UBS AG, as assignee, and Ares Commercial Real Estate Corporation, as guarantor.

10.40		Assignment and Reaffirmation of Guaranty, dated November 2, 2016, among UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and Ares Commercial Real Estate Corporation, as guarantor.
10.41	*
Amendment No. 3 to Master Repurchase Agreement dated as of December 8, 2016, by and among, ACRC Lender C LLC, Ares Commercial Real Estate Corporation, as Guarantor, and Citibank, N.A., a national banking association, as Buyer.(22)

10.42
Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.

10.43
Reaffirmation and Consent to Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.

10.44	*
Amendment No. 5 to Credit Agreement dated as of March 2, 2017, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(23)

10.45	*
Indenture dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(23)

10.46	*	Mortgage Asset Purchase Agreement dated as of March 2, 2017 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.(23)
10.47	*
Amendment No. 6 to the Credit Agreement dated as of April 19, 2017, by and among, the several banks and other financial institutions and lenders from time to time party hereto, each individually as a lender and, collectively, as the lenders, and City National Bank, as administrative agent to the lenders, and ACRC Lender LLC, as the borrower.(24)

10.48	*
Second Amended and Restated Master Repurchase and Securities Contract dated as of May 1, 2017, by and among, ACRC Lender W LLC, as existing seller, ACRC Lender W TRS LLC, as new seller, and Wells Fargo Bank, National Association, as buyer.(24)

10.49	*	Reaffirmation Agreement dated as of May 1, 2017, by Ares Commercial Real Estate Corporation in favor of Wells Fargo Bank, National Association.(24)
10.50	*
Amendment No. 1 to Amended and Restated Bridge Loan Warehousing Credit and Security Agreement dated as of May 25, 2017, by and among ACRC Lender B LLC, as borrower, the Persons party to the Credit Agreement from time to time as lenders, and Bank of America, N.A., as lender and in its capacity as administrative agent for the Lenders under the Credit Agreement, as administrative agent.(25)

10.51	*
First Amendment to Master Repurchase and Securities Contract dated as of June 23, 2017, by and among ACRC Lender US LLC, as seller, and U.S. Bank National Association, as buyer, and acknowledged and agreed to by Ares Commercial Real Estate Corporation.(26)

10.52	*	First Amendment to Master Repurchase Agreement, dated as of August 4, 2017, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(27)
10.53	*	Reaffirmation of Guarantor, dated as of August 4, 2017, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(27)
10.54	*
First Supplemental Indenture dated as of August 16, 2017, to the Indenture, dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(28)

10.55	*
Amendment No. 2 to Amended and Restated Bridge Loan Warehousing Credit and Security Agreement, dated as of October 2, 2017, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders.(29)

10.56	*
First Amendment to Credit and Guaranty Agreement dated as of December 22, 2017 and is entered into by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors.(30)

Exhibit Number	Exhibit Description
21.1	Subsidiaries of Ares Commercial Real Estate Corporation
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

*	Previously filed
#	Denotes a management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 29, 2016.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(3)	Incorporated by reference to Exhibits 3.2 and 10.1, as applicable, to the Company’s Form S‑8 (File No. 333‑181077), filed on May 1, 2012
(4)	Incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012.
(5)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 17, 2014.
(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S‑11/A (File No. 333‑176841), filed on April 12, 2012.
(7)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10‑Q (File No. 001‑35517), filed on November 13, 2013.
(8)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014.
(9)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on April 15, 2014.
(10)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on August 18, 2014.
(11)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 12, 2014.
(12)	Incorporated by reference to Exhibits 10.6, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on July 31, 2014.
(13)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on June 2, 2015.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on October 26, 2015.
(15)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 14, 2015.
(16)	Incorporated by reference to Exhibits 10.52 and 10.53, as applicable, to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (file No. 001-35517), filed on June 1, 2016.
(18)	Incorporated by reference to Exhibits 10.4, 10.6, 10.8 and 10.9, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 4, 2016.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on August 11, 2016.
(21)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-35517), filed on November 3, 2016.
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 12, 2016.
(23)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017.
(24)	Incorporated by reference to Exhibits 2.2, 10.1, 10.2, 10.3 and 10.6, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on May 30, 2017.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 28, 2017.
(27)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017.
(28)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on November 1, 2017.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on October 3, 2017.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 29, 2017.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Commercial Real Estate Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ares Commercial Real Estate Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2017 and related notes of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Los Angeles, CA
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Los Angeles, CA
March 1, 2018

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2017	2016
ASSETS
Cash and cash equivalents ($8 related to consolidated VIEs as of December 31, 2016)	$28,343	$47,270
Restricted cash	379	375
Loans held for investment ($341,158 and $21,514 related to consolidated VIEs, respectively)	1,726,283	1,313,937
Other assets ($945 and $203 of interest receivable related to consolidated VIEs, respectively)	15,214	12,121
Total assets	$1,770,219	$1,373,703
LIABILITIES AND EQUITY
LIABILITIES
Secured funding agreements	$957,960	$780,713
Secured term loan	107,595	149,878
Collateralized loan obligation securitization debt (consolidated VIE)	271,211	—
Due to affiliate	2,628	2,699
Dividends payable	7,722	7,406
Other liabilities ($414 of interest payable related to consolidated VIEs as of December 31, 2017)	3,933	3,334
Total liabilities	1,351,049	944,030
Commitments and contingencies (Note 5)
EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2017 and 2016, and 28,598,916 and 28,482,756 shares issued and outstanding at December 31, 2017 and 2016, respectively	283	283
Additional paid-in capital	420,637	420,056
Accumulated deficit	(1,750)	(1,310)
Total stockholders' equity	419,170	419,029
Non-controlling interests in consolidated VIEs	—	10,644
Total equity	419,170	429,673
Total liabilities and equity	$1,770,219	$1,373,703

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the years ended December 31,
	2017	2016	2015
Net interest margin:
Interest income from loans held for investment	$97,541	$81,963	$86,337
Interest expense	(51,193)	(36,856)	(36,342)
Net interest margin	46,348	45,107	49,995
Expenses:
Management and incentive fees to affiliate	6,569	5,956	5,397
Professional fees	1,674	2,228	2,018
General and administrative expenses	2,828	2,801	2,830
General and administrative expenses reimbursed to affiliate	3,899	3,441	3,426
Total expenses	14,970	14,426	13,671
Early extinguishment of debt costs	(768)	—	—
Income from continuing operations before income taxes	30,610	30,681	36,324
Income tax expense (benefit), including excise tax	178	230	(11)
Net income from continuing operations	30,432	30,451	36,335
Net income from operations of discontinued operations, net of income taxes	—	4,221	6,985
Gain on sale of discontinued operations	—	10,196	—
Net income attributable to ACRE	30,432	44,868	43,320
Less: Net income attributable to non-controlling interests	(25)	(4,532)	(9,035)
Net income attributable to common stockholders	$30,407	$40,336	$34,285
Basic earnings per common share:
Continuing operations	$1.07	$0.91	$0.96
Discontinued operations	—	0.51	0.25
Net income	$1.07	$1.42	$1.20
Diluted earnings per common share:
Continuing operations	$1.07	$0.91	$0.95
Discontinued operations	—	0.51	0.24
Net income	$1.07	$1.41	$1.20
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,478,237	28,461,853	28,501,897
Diluted weighted average shares of common stock outstanding	28,550,945	28,523,306	28,597,568

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2014	28,586,915	$284	$420,344	$(17,674)	$402,954	$77,932	$480,886
Stock‑based compensation	22,735	—	835	—	835	—	835
Net income	—	—	—	34,285	34,285	9,035	43,320
Dividends declared	—	—	—	(28,603)	(28,603)	—	(28,603)
Contributions from non‑controlling interests	—	—	—	—	—	5,685	5,685
Distributions to non-controlling interests	—	—	—	—	—	(45,635)	(45,635)
Balance at December 31, 2015	28,609,650	$284	$421,179	$(11,992)	$409,471	$47,017	$456,488
Stock‑based compensation	3,022	—	312	—	312	—	312
Repurchase and retirement of common stock	(129,916)	(1)	(1,435)	—	(1,436)	—	(1,436)
Net income	—	—	—	40,336	40,336	4,532	44,868
Dividends declared	—	—	—	(29,654)	(29,654)	—	(29,654)
Contributions from non-controlling interests	—	—	—	—	—	11	11
Distributions to non-controlling interests	—	—	—	—	—	(40,916)	(40,916)
Balance at December 31, 2016	28,482,756	$283	$420,056	$(1,310)	$419,029	$10,644	$429,673
Stock‑based compensation	116,160	—	581	—	581	—	581
Net income	—	—	—	30,407	30,407	25	30,432
Dividends declared	—	—	—	(30,847)	(30,847)	—	(30,847)
Contributions from non-controlling interests	—	—	—	—	—	12	12
Distributions to non-controlling interests	—	—	—	—	—	(10,681)	(10,681)
Balance at December 31, 2017	28,598,916	$283	$420,637	$(1,750)	$419,170	$—	$419,170

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Operating activities:
Net income	$30,432	$44,868	$43,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Amortization of deferred financing costs	7,608	6,439	9,559
Change in mortgage banking activities	—	(10,386)	(12,596)
Change in fair value of mortgage servicing rights	—	6,457	8,798
Accretion of deferred loan origination fees and costs	(6,578)	(5,924)	(4,979)
Provision for loss sharing	—	(146)	(1,093)
Cash paid to settle loss sharing obligations	—	(681)	(2,264)
Originations of mortgage loans held for sale	—	(639,413)	(681,928)
Sale of mortgage loans held for sale to third parties	—	571,714	850,816
Stock-based compensation	581	312	835
Early extinguishment of debt costs	768	—	—
Gain on sale of discontinued operations	—	(10,196)	—
Depreciation expense	—	167	219
Deferred tax expense	—	2,049	2,093
Changes in operating assets and liabilities:
Restricted cash	(4)	1,415	38,956
Other assets	(2,530)	40,016	20,040
Due to affiliate	(71)	380	(77)
Other liabilities	1,066	1,467	3,820
Net cash provided by (used in) operating activities	31,272	8,538	275,519
Investing activities:
Issuance of and fundings on loans held for investment	(900,289)	(861,444)	(228,500)
Principal repayment of loans held for investment	411,298	721,684	411,740
Proceeds from sale of mortgage loans held for sale	73,900	—	74,625
Receipt of origination fees	9,323	6,813	1,078
Proceeds from sale of discontinued operations, net of cash sold	—	89,981	—
Purchases of other assets	—	(354)	(604)
Net cash provided by (used in) investing activities	(405,768)	(43,320)	258,339
Financing activities:
Proceeds from secured funding agreements	923,882	1,288,698	345,434
Repayments of secured funding agreements	(746,635)	(1,030,760)	(375,458)
Payment of secured funding costs	(8,405)	(5,563)	(8,013)
Proceeds from issuance of debt of consolidated VIEs	272,927	—	—
Repayments of debt of consolidated VIEs	—	(255,275)	(272,471)
Proceeds from warehouse lines of credit	—	863,382	804,935
Repayments of warehouse lines of credit	—	(795,684)	(973,294)
Proceeds from secured term loan	—	80,000	75,000
Repayments of secured term loan	(45,000)	—	—
Repayment of convertible debt	—	—	(69,000)
Repurchase of common stock	—	(1,436)	—
Dividends paid	(30,531)	(29,400)	(28,597)
Contributions from non-controlling interests	12	11	5,685
Distributions to non-controlling interests	(10,681)	(40,916)	(45,635)
Net cash provided by (used in) financing activities	355,569	73,057	(541,414)
Change in cash and cash equivalents	(18,927)	38,275	(7,556)
Cash and cash equivalents of continuing operations, beginning of period	47,270	5,066	15,045
Cash and cash equivalents of discontinued operations, beginning of period	—	3,929	1,506
Cash and cash equivalents, end of period	$28,343	$47,270	$8,995
Cash and cash equivalents of continuing operations, end of period	$28,343	$47,270	$5,066
Cash and cash equivalents of discontinued operations, end of period	$—	$—	$3,929
Supplemental Information:
Interest paid during the period	$41,891	$30,066	$28,731
Income taxes paid during the period	$240	$—	$83
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$7,722	$7,406	$7,152
Notes receivable related to consolidated VIEs	$—	$—	$35,607

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2017
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

2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company, the consolidated variable interest entities (“VIEs”) that the Company controls and of which the Company is the primary beneficiary, and the Company’s wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20, Presentation of Financial Statements - Discontinued Operations, defines the criteria required for a disposal transaction to qualify for reporting as a discontinued operation. The Company determined that the ACRE Capital Sale met the criteria for discontinued operations. As a result, the operating results of ACRE Capital, which formerly comprised the mortgage banking segment, are presented separately in the Company’s consolidated financial statements as discontinued operations for the years ended December 31, 2016 and 2015. The operating results of discontinued operations are included in the line item “Net income from operations of discontinued operations, net of income taxes” in the consolidated statements of operations for the years ended December 31, 2016 and 2015. Summarized financial information for the discontinued mortgage banking segment is shown in Note 13 included in these consolidated financial statements.

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

Segment Reporting

The Company previously had two reportable business segments: principal lending and mortgage banking. As a result of the ACRE Capital Sale, the operations of the mortgage banking segment have been reclassified as discontinued operations in all periods presented. The Company now conducts and manages its business as one operating segment, rather than multiple operating segments; therefore, the Company no longer provides segment reporting. See Note 13 included in these consolidated financial statements for further discussion of the sale of the mortgage banking segment.

Reclassifications

The Company presents, in discontinued operations, the results of operations that have been disposed of for which the disposition represents a strategic shift that has or will have a significant effect on the Company's operations and financial results. As a result of this presentation, retroactive reclassifications that change prior period numbers have been made. See Note 13 included in these consolidated financial statements for further discussion of the sale of the mortgage banking segment.

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short‑term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and statements of cash flows.

Restricted Cash

Restricted cash includes deposits required under certain Secured Funding Agreements (each individually defined in Note 4 included in these consolidated financial statements).

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

Each loan classified as held for investment is evaluated for impairment on a quarterly basis. Loans are generally collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.
In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

Debt Issuance Costs
Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense in the Company’s consolidated statements of operations while the unamortized balance on (i) Secured Funding Agreements (each individually defined in Note 4 included in these consolidated financial statements) is included within other assets and (ii) the Secured Term Loan (defined in Note 4 included in these consolidated financial statements) and debt securitizations are both included as a reduction to the carrying amount of the liability, in the Company’s consolidated balance sheets.

The original issue discount (“OID”) on amounts drawn under the Company’s Secured Term Loan represents a discount to the face amount of the drawn debt obligations. The OID is amortized over the term of the Secured Term Loan using the effective interest method and is included within interest expense in the Company’s consolidated statements of operations while the unamortized balance is included as a reduction to the carrying amount of the Secured Term Loan in the Company’s consolidated balance sheets.

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

A reconciliation of the Company’s interest income from loans held for investment, excluding non-controlling interests, to the Company’s interest income from loans held for investment as included within its consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 is as follows ($ in thousands):

	For the years ended December 31,
	2017	2016	2015
Interest income from loans held for investment, excluding non-controlling interests	$97,506	$77,424	$77,278
Interest income from non-controlling interest investment held by third parties	35	4,539	9,059
Interest income from loans held for investment	$97,541	$81,963	$86,337

Net Interest Margin and Interest Expense

Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt, the Secured Term Loan and the 2015 Convertible Notes (individually defined in Note 4 included in these consolidated financial statements) in net interest margin. For the years ended December 31, 2017, 2016 and 2015, interest expense is comprised of the following ($ in thousands):

	For the years ended December 31,
	2017	2016	2015
Secured funding agreements and securitizations debt	$37,602	$27,856	$29,740
Secured term loan	13,591	9,000	388
Convertible notes	—	—	6,214
Interest expense	$51,193	$36,856	$36,342

Income Taxes

The Company has elected and qualified for taxation as a REIT commencing with its taxable year ended December 31, 2012. As a result of the Company’s REIT qualification and its distribution policy, the Company does not generally pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distributes annually to its stockholders at least 90% of the Company’s REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent that the Company distributes less than 100% of its REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), the Company will pay tax at regular corporate rates on that undistributed portion. Furthermore, if a REIT distributes less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain net income for the calendar year plus any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that the Company’s estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item income tax expense (benefit), including excise tax in the consolidated statements of operations included in this annual report on Form 10-K.

The Company formed two wholly-owned subsidiaries, (i) ACRC Lender W TRS LLC (“ACRC W TRS”) in December 2013 and (ii) ACRC Lender U TRS LLC (“ACRC U TRS”) in March 2014, in order to issue and hold certain loans intended for sale. The Company also formed a wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the CLO Securitization (as defined below) to the extent it generates excess inclusion income. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary (“TRS”) elections were made with respect to ACRC W TRS, ACRC U TRS and FL3 TRS. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company’s GAAP consolidated earnings recognized by ACRC W TRS, ACRC U TRS and FL3 TRS. The income tax provision is included in the line item income tax expense (benefit), including excise tax in the consolidated statements of operations included in this annual report on Form 10-K.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2017 and 2016, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. ACRC W TRS, ACRC U TRS and FL3 TRS recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

For the years ended December 31, 2017, 2016 and 2015, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Stock‑Based Compensation

The Company recognizes the cost of stock‑based compensation, which is included within general and administrative expenses in the Company’s consolidated statements of operations. The fair value of the time vested restricted stock or restricted stock units granted is recorded to expense on a straight‑line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to directors and officers and employees of the Manager, the fair value is determined based upon the market price of the stock on the grant date.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has assessed and determined that the application of this guidance does not have a material impact on the Company’s consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 310, Receivables, which is scoped out of this standard.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues and clarifies that in the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow. ASU No. 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company has assessed and determined that the application of this guidance does not have a material impact on the Company’s consolidated financial statements.

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

3.     LOANS HELD FOR INVESTMENT

As of December 31, 2017, the Company’s portfolio totaled 42 loans held for investment, excluding 60 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion as of December 31, 2017. During the year ended December 31, 2017, the Company funded approximately $900.3 million of outstanding principal, received repayments of $400.8 million of outstanding principal, excluding non-controlling interests held by third parties, and sold two loans with outstanding principal of $73.9 million to a third party, as described in more detail in the tables below. Such investments are referred to herein as the Company’s “investment portfolio.” As of December 31, 2017, 87.7% of the Company’s loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 0.79%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of December 31, 2017 and 2016 ($ in thousands):

	As of December 31, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,674,169	$1,684,439	4.8%	6.2%	1.9
Subordinated debt and preferred equity investments	52,114	52,847	9.5%	10.8%	3.4
Total loans held for investment portfolio	$1,726,283	$1,737,286	5.0%	6.3%	2.0

	As of December 31, 2016
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,181,569	$1,188,425	4.7%	5.7%	1.8
Subordinated debt and preferred equity investments	121,828	123,230	10.7%	11.5%	4.1
Total loans held for investment portfolio (excluding non-controlling interests held by third parties) (4)	$1,303,397	$1,311,655	5.2%	6.3%	2.0
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2017 and 2016 as weighted by the Outstanding Principal balance of each loan.

(4)
The table above, as of December 31, 2016, excludes non-controlling interests held by third parties. A reconciliation of the Carrying Amount of loans held for investment portfolio, excluding non-controlling interests held by third parties, to the Carrying Amount of loans held for investment, as included in the Company’s consolidated balance sheets, is presented below.

A reconciliation of the Company’s loans held for investment portfolio as of December 31, 2016, excluding non-controlling interests held by third parties, to the Company’s loans held for investment as included in its consolidated balance sheets is as follows ($ in thousands):

	As of December 31, 2016
	Carrying Amount	Outstanding Principal
Total loans held for investment portfolio (excluding non-controlling interests held by third parties)	$1,303,397	$1,311,655
Non-controlling interest investment held by third parties	10,540	10,540
Loans held for investment	$1,313,937	$1,322,195

As of December 31, 2017, there were no non-controlling interests held by third parties.

A more detailed listing of the Company’s investment portfolio based on information available as of December 31, 2017 is as follows ($ in millions, except percentages):

Loan Type		Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Various	(5)	Diversified	$134.1	$133.7	L+4.35%	6.6%	Oct 2018		I/O
Office		TX	96.9	96.0	L+3.60%	5.7%	July 2020		I/O
Multifamily		FL	89.7	89.4	L+4.75%	6.9%	Sep 2019		I/O
Various	(6)	Diversified	82.3	82.0	L+4.75%	7.0%	Oct 2018		I/O
Mixed-use		NY	65.6	65.4	L+4.16%	6.2%	Apr 2019		I/O
Multifamily		UT	62.0	61.5	L+3.25%	5.1%	Dec 2020		I/O
Office		IL	60.4	59.8	L+3.75%	5.9%	Dec 2020		I/O
Office		IL	58.5	58.2	L+3.99%	6.0%	Aug 2019		I/O
Office		CA	57.7	57.4	L+4.40%	6.5%	Aug 2019		I/O
Office		CO	54.0	53.5	L+4.15%	6.1%	June 2021		I/O
Multifamily		FL	53.8	53.3	L+3.65%	5.6%	Mar 2021		I/O
Industrial		MN	51.6	51.0	L+3.15%	5.2%	Dec 2020		I/O
Office		NJ	48.5	48.1	L+4.65%	6.8%	July 2020		I/O
Multifamily		FL	45.4	45.2	L+4.75%	6.9%	Sep 2019		I/O
Multifamily		TX	42.7	42.4	L+3.30%	5.2%	Dec 2020		I/O
Student Housing		CA	41.8	41.4	L+3.95%	6.1%	July 2020		I/O
Student Housing		TX	40.1	39.7	L+4.75%	6.9%	Jan 2021		I/O
Hotel		CA	40.0	39.6	L+4.12%	6.0%	Jan 2021		I/O
Student Housing		NC	38.7	38.4	L+4.75%	7.4%	Feb 2019		I/O
Hotel		NY	38.6	38.6	L+4.75%	6.7%	June 2018		I/O
Hotel		MI	35.2	35.2	L+4.15%	5.7%	July 2018	(7)	I/O
Multifamily		MN	34.1	33.9	L+4.75%	6.8%	Oct 2019		I/O
Industrial		OH	32.2	32.2	L+4.20%	6.1%	May 2018		P/I	(8)
Office		OR	32.0	31.9	L+3.75%	5.7%	Oct 2018		I/O
Multifamily		NY	31.3	31.2	L+4.55%	6.6%	Feb 2019		I/O
Multifamily		NY	29.6	29.5	L+3.75%	5.6%	Oct 2018	(9)	P/I	(8)
Multifamily		NY	29.4	29.1	L+3.20%	5.1%	Dec 2020		I/O
Multifamily		TX	27.5	27.3	L+3.20%	5.3%	Oct 2020		I/O
Multifamily		TX	26.3	26.2	L+3.80%	5.5%	Jan 2019		I/O
Multifamily		CA	25.5	25.3	L+3.85%	5.9%	July 2020		I/O
Student Housing		AL	24.1	23.9	L+4.45%	6.6%	Feb 2020		I/O
Student Housing		TX	24.0	23.8	L+4.10%	6.2%	Jan 2021		I/O
Multifamily		CA	22.3	22.2	L+3.90%	5.8%	Mar 2021		I/O
Multifamily		FL	22.2	22.1	L+4.25%	6.5%	Feb 2019		I/O
Office		PA	19.6	19.5	L+4.70%	6.7%	Mar 2020		I/O
Office		FL	18.4	18.3	L+4.30%	6.4%	Apr 2020		I/O
Multifamily		FL	18.3	18.2	L+4.00%	5.9%	Nov 2020		I/O
Multifamily		NY	16.3	16.3	L+4.35%	6.2%	Nov 2018		I/O
Multifamily		CA	13.7	13.5	L+3.80%	5.8%	July 2020		I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily		NY	33.3	33.2	L+8.07%	9.9%	Jan 2019		I/O
Office		NJ	17.0	16.3	12.00%	12.8%	Jan 2026		I/O	(8)
Office		CA	2.6	2.6	L+8.25%	10.0%	Nov 2021		I/O
Total/Weighted Average			$1,737.3	$1,726.3		6.3%
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of December 31, 2017 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2017 as weighted by the Outstanding Principal balance of each loan.

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

(5)
The senior mortgage loan is collateralized by a portfolio of self-storage properties and one retail property. The total principal balance of the senior mortgage loan is $134.1 million as of December 31, 2017, of which $119.0 million is allocable to the self-storage properties and $15.1 million is allocable to the retail property. In December 2017, the Company and the borrower entered into a loan modification, which, among other things, extended the repayment obligation with respect to the retail property to January 2018, which is prior to the initial maturity date of the loan in October 2018. See below in Note 3 included in these consolidated financial statements for further discussion of this loan.

(6)
The senior mortgage loan is collateralized by a portfolio of self-storage properties and one retail property. The total principal balance of the senior mortgage loan is $82.3 million as of December 31, 2017, of which $70.2 million is allocable to the self-storage properties and $12.1 million is allocable to the retail property. In December 2017, the Company and the borrower entered into a loan modification, which, among other things, extended the repayment obligation with respect to the retail property to the maturity date of the loan in October 2018. See below in Note 3 included in these consolidated financial statements for further discussion of this loan.

(7)	In April 2017, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Michigan loan to July 2018.

(8)
In May 2017, amortization began on the senior Ohio loan, which had an outstanding principal balance of $32.2 million as of December 31, 2017. In October 2017, amortization began on the senior New York loan, which had an outstanding principal balance of $29.6 million as of December 31, 2017. In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of December 31, 2017. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(9)	In August 2017, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior New York loan to October 2018.

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

For the years ended December 31, 2017 and 2016, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2015	$1,174,391
Initial funding	830,092
Origination fees and discounts, net of costs	(8,152)
Additional funding	33,366
Amortizing payments	(463)
Loan payoffs	(721,221)
Origination fee accretion	5,924
Balance at December 31, 2016	$1,313,937
Initial funding	878,834
Origination fees and discounts, net of costs	(9,323)
Additional funding	21,455
Amortizing payments	(509)
Loan payoffs	(410,789)
Loans sold to third parties (1)	(73,900)
Origination fee accretion	6,578
Balance at December 31, 2017	$1,726,283
_______________________________________________________________________________

(1)
In December 2017, the Company sold a senior mortgage loan and a B-Note mortgage loan with outstanding principal of $63.9 million and $10.0 million, respectively, which were both collateralized by an office property located in Texas, to a third party. Both loans were previously classified as held for investment and were sold in order to rebalance and optimize the Company’s loan portfolio. No gain or loss was recognized on the sale.

In December 2017, the following two senior mortgage loans, which were made to affiliated borrowers controlled indirectly by the same individual, were modified under the terms as described below.

Prior to December 2017, the $134.1 million senior mortgage loan collateralized by a portfolio of self-storage properties and one retail property was in payment default due to the failure of the borrower to repay an amount equal to $42.5 million with respect to the retail and office properties (which included $37.0 million of allocated loan amount and $5.5 million of release premium). This payment amount was due in September 2017, which was prior to the initial maturity date of the loan in October 2018. In December 2017, the borrower repaid $25.1 million with respect to the office property (which included $21.8 million of allocated loan amount and $3.3 million of release premium). In conjunction with the repayment of the office property, the senior mortgage loan was modified to, among other things, waive the payment default on the loan and extend the repayment obligation with respect to the retail property to January 2018. See Note 15 included in these consolidated financial statements for a subsequent event related to this senior mortgage loan.

Prior to December 2017, the $82.3 million senior mortgage loan collateralized by a portfolio of self-storage properties and one retail property was in payment default due to the failure of the borrower to repay an amount equal to $13.9 million with respect to the retail property (which included $12.1 million of allocated loan amount and $1.8 million of release premium). This payment amount was due in September 2017, which was prior to the initial maturity date of the loan in October 2018. In December 2017, the senior mortgage loan was modified to, among other things, waive the payment default on the loan and extend the repayment obligation with respect to the retail property to the maturity date of the loan in October 2018. The senior mortgage loan continues to have a recourse payment guarantee of up to $12.1 million from an individual who is the indirect owner of the underlying collateral and an affiliate of the borrower.

As of December 31, 2017, all loans were paying in accordance with their contractual terms. No impairment charges have been recognized during the years ended December 31, 2017, 2016 and 2015.

4.     DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of December 31, 2017 and 2016, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of December 31,
	2017			2016
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$407,853	$500,000	(1)	$218,064	$325,000
Citibank Facility	175,651	250,000	(2)	302,240	250,000
BAML Facility	78,320	125,000		77,679	125,000
CNB Facility	—	50,000		—	50,000
MetLife Facility	101,131	180,000		53,130	180,000
UBS Facility	34,000	140,000		71,360	140,000
U.S. Bank Facility	161,005	185,989	(3)	58,240	125,000
Secured Term Loan	110,000	110,000	(4)	155,000	155,000
Total	$1,067,960	$1,540,989		$935,713	$1,350,000
______________________________________________________________________________

(1)	In May 2017, the Company amended the Wells Fargo Facility (as defined below) to increase the facility’s commitment amount from $325.0 million to $500.0 million.

(2)
The Citibank Facility (as defined below) has an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion.

(3)	In June 2017, the Company amended the U.S. Bank Facility (as defined below) to increase the facility’s commitment amount from $125.0 million to $186.0 million.

(4)	In December 2017, the Company amended the Secured Term Loan (as defined below) to decrease the facility’s commitment amount from $155.0 million to $110.0 million.

Some of the Company’s Financing Agreements are collateralized by (i) assignments of specific loans, preferred equity or a pool of loans held for investment or loans held for sale owned by the Company, (ii) interests in the subordinated portion of the Company’s securitization debt, or (iii) interests in wholly-owned entity subsidiaries that hold the Company’s loans held for investment. The Company is the borrower or guarantor under each of the Financing Agreements. Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Secured Funding Agreements used to fund them. The Company’s Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions regarding events of default that are normal and customary for similar financing arrangements.

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. In May 2017, the Company amended the Wells Fargo Facility to increase the facility’s commitment amount from $325.0 million to $500.0 million and extend the initial maturity date to December 14, 2018. The initial maturity date of the Wells Fargo Facility is subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2020. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) one-month LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the years ended December 31, 2017, 2016 and 2015, the Company incurred a non-utilization fee of $362 thousand, $340 thousand and $195 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Wells Fargo Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2017, the Company was in compliance with all financial covenants of the Wells Fargo Facility.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The Citibank Facility has an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 10, 2018, subject to three 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if all three were exercised, would extend the maturity date of the Citibank Facility to December 8, 2021. Advances under the Citibank Facility accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.25% to 2.50%, subject to certain exceptions. Advances applicable to assets funded under the Citibank Facility prior to December 8, 2016 accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.00% to 2.50%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility. For the years ended December 31, 2017, 2016 and 2015, the Company incurred a non-utilization fee of $165 thousand, $93 thousand and $369 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Citibank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2017, the Company was in compliance with all financial covenants of the Citibank Facility.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. In May 2017, the Company amended the BAML Facility to extend the period during which the Company may request individual loans under the facility to May 24, 2018. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. In addition, in May 2017, the final maturity date of individual loans under the BAML Facility was extended to May 25, 2021. In October 2017, the Company amended the BAML Facility to decrease the interest rate on advances from a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance to a per annum rate equal to one-month LIBOR plus a spread of 2.00%. The Company incurs a non-utilization fee of 12.5 basis points per annum on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility is utilized. For the years ended December 31, 2017, 2016 and 2015, the Company incurred a non-utilization fee of $52 thousand, $52 thousand and $37 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The BAML Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events.  The agreements governing the BAML Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after September 30, 2013, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2017, the Company was in compliance with all financial covenants of the BAML Facility.

CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2017, the Company amended the CNB Facility to extend the initial maturity date to March 11, 2018. The Company has two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the CNB Facility to March 10, 2020. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue unused line fees at the rate of 0.375% per annum. For the years ended December 31, 2017, 2016 and 2015, the Company incurred a non-utilization fee of $184 thousand, $122 thousand and $177 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events.  The agreements governing the CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2017, the Company was in compliance with all financial covenants of the CNB Facility. See Note 15 included in these consolidated financial statements for a subsequent event.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. In August 2017, the Company amended the MetLife Facility to extend the initial maturity date to August 12, 2020. The initial maturity date of the MetLife Facility is subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. In addition, in August 2017, the Company decreased the interest rate on advances under the MetLife Facility from a per annum rate equal to one-month LIBOR plus a spread of 2.35% to a per annum rate equal to one-month LIBOR plus a spread of 2.30%. Beginning in January 2018, the Company will incur a non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized.

The MetLife Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default and (d) limitations on dispositions of assets.  The agreements governing the MetLife Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after August 13, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, and (v) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the MetLife Facility, the Company may be required to repay certain amounts under the MetLife Facility. As of December 31, 2017, the Company was in compliance with all financial covenants of the MetLife Facility.

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

The UBS Facility contains margin call provisions that provide UBS with certain rights if the applicable percentage of the aggregate asset value of the purchased assets under the UBS Facility is less than the aggregate purchase price for such assets. The UBS Facility is fully guaranteed by the Company and requires the Company to maintain certain financial and other covenants including the following: (a) maintaining a ratio of (i) total debt to tangible net worth of not more than 4.00 to 1.00 and (ii) recourse debt to tangible net worth of not more than 3.00 to 1.00, (b) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of net cash proceeds received from all subsequent equity issuances by the Company and (c) maintaining a fixed charge coverage ratio (expressed as the ratio of adjusted-EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) to fixed charges) for the immediately preceding 12-month period ending on the last day of the applicable reporting period of at least 1.25 to 1.00. In addition, the UBS Facility contains certain affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. As of December 31, 2017, the Company was in compliance with all financial covenants of the UBS Facility.

U.S. Bank Facility

The Company and certain of its subsidiaries are party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self-storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. In June 2017, the Company amended the U.S. Bank Facility to increase the facility’s commitment amount from $125.0 million to $186.0 million and extend the initial maturity date to July 31, 2020. The initial maturity date of the U.S. Bank Facility is subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the years ended December 31, 2017 and 2016, the Company incurred a non-utilization fee of $83 thousand and $77 thousand, respectively. For the year ended December 31, 2015, the Company did not incur a non-utilization fee as the inception of the U.S. Bank Facility was in August 2016. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The U.S. Bank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after September 30, 2013, (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the U.S. Bank Facility, the Company may be required to repay certain amounts under the U.S. Bank

Facility and (k) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity). As of December 31, 2017, the Company was in compliance with all financial covenants of the U.S. Bank Facility.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). In December 2017, the Company amended the Secured Term Loan to, among other things, (1) decrease the interest rate on advances from a per annum rate equal to one-month LIBOR plus a spread of 6.00% (with a 1.00% LIBOR floor) to a per annum rate equal to one, two, three or six-month LIBOR plus a spread of 5.00% (with no LIBOR floor), (2) extend the initial maturity date to December 22, 2020, (3) decrease the commitment amount from $155.0 million to $110.0 million and (4) add one 12-month extension to the initial maturity date, which may be exercised at the Company’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Prior to the amendment of the Secured Term Loan, in December 2017, the Company voluntarily elected to repay $45.0 million of outstanding principal on the Secured Term Loan prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan. For the year ended December 31, 2017, the Company incurred early extinguishment of debt costs of $768 thousand in connection with the $45.0 million repayment of outstanding principal on the Secured Term Loan, which was comprised of the pro-rata share of the unamortized deferred debt issuance costs and original issue discounts being allocated to the outstanding principal that was repaid. The costs are included within early extinguishment of debt costs in the Company’s consolidated statements of operations.

The Company made an initial draw of $75.0 million on December 9, 2015, the closing date. The Company drew the remaining $80.0 million of the Secured Term Loan on September 9, 2016. The Company was subject to a monthly non-utilization fee equal to 1.0% per annum on the unused commitment amount during the nine-month commitment period following the closing date for which the $80.0 million of the Secured Term Loan was not utilized. For the year ended December 31, 2017, the Company did not incur a non-utilization fee. For the years ended December 31, 2016 and 2015, the Company incurred a non-utilization fee of $560 thousand and $51 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations. The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the year ended December 31, 2017, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 8.7% prior to the December 2017 amendment of the Secured Term Loan and 7.2% subsequent to the December 2017 amendment of the Secured Term Loan. For the years ended December 31, 2016 and 2015, the estimated per annum effective interest rate was 8.5% and 8.4%, respectively.
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

The Secured Term Loan contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing agreements, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the Secured Term Loan also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2015, plus 80% of the net cash proceeds raised in subsequent equity issuances by the Company, (iii) maintaining an asset coverage ratio greater than 110%, (iv) maintaining an unencumbered asset ratio greater than 120%, (v) limitations on mergers, consolidations, transfers of assets and similar transactions, (vi) maintaining its status as a REIT and (vii) maintaining at least 65% of loans held for investment as senior commercial real estate loans, as measured by the average daily outstanding principal balance of all loans held for investment during a fiscal quarter and as adjusted for non-controlling interests. As of December 31, 2017, the Company was in compliance with all financial covenants of the Secured Term Loan.

2015 Convertible Notes

In December 2012, the Company issued $69.0 million aggregate principal amount of unsecured 7.00% Convertible Senior Notes due 2015 (the “2015 Convertible Notes”). The 2015 Convertible Notes bore interest at a rate of 7.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the 2015 Convertible Notes, which was equal to the stated rate of 7.00% plus the accretion of the original issue discount and associated costs, was 9.4% for the year ended December 31, 2015. For the year ended December 31, 2015, the interest expense incurred on this indebtedness was $6.2 million. The 2015 Convertible Notes matured on December 15, 2015 and were fully repaid at par.

Financing Agreements Maturities

At December 31, 2017, approximate principal maturities of the Company’s Financing Agreements are as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	BAML Facility	CNB Facility	MetLife Facility	UBS Facility	U.S. Bank Facility	Secured Term Loan	Total
2018	$407,853	$175,651	$78,320	$—	$—	$34,000	$—	$—	$695,824
2019	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	101,131	—	161,005	110,000	372,136
2021	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—	—
	$407,853	$175,651	$78,320	$—	$101,131	$34,000	$161,005	$110,000	$1,067,960

5.     COMMITMENTS AND CONTINGENCIES

As of December 31, 2017 and 2016, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of December 31,
	2017	2016
Total commitments	$1,847,534	$1,380,805
Less: funded commitments	(1,737,286)	(1,311,655)
Total unfunded commitments	$110,248	$69,150

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2017, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

6.   EQUITY

Stock Buyback Program

In May 2015, the Company announced that the Company’s board of directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding common stock over a period of one year (the “Stock Buyback Program”). In February 2016, the Company’s board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017. The Stock Buyback Program was not extended after March 31, 2017. Purchases made pursuant to the Stock Buyback Program could have been made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. In connection with this Stock Buyback Program, in March 2016, the Company entered into a Rule 10b5-1 plan to repurchase shares of the Company’s common stock in accordance with certain parameters set forth in the Stock

Buyback Program. During the year ended December 31, 2017, no shares of the Company’s common stock were repurchased. During the year ended December 31, 2016, the Company repurchased a total of 129,916 shares of the Company’s common stock in the open market for an aggregate purchase price of approximately $1.4 million, including expenses paid. The shares were repurchased at an average price of $11.06 per share, including expenses paid.

Common Stock

There were no shares issued in public or private offerings for the years ended December 31, 2017, 2016 and 2015. See “Equity Incentive Plan” below for shares issued under the plan.

Equity Incentive Plan

On April 23, 2012, the Company adopted an equity incentive plan (the “2012 Equity Incentive Plan”). Pursuant to the 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units and/or other equity-based awards to the Company’s outside directors, employees of the Manager, officers, ACREM and other eligible awardees under the plan, subject to an aggregate limitation of 690,000 shares of common stock (7.5% of the issued and outstanding shares of the Company’s common stock immediately after giving effect to the issuance of the shares sold in the IPO). Any restricted shares of the Company’s common stock and restricted stock units will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation, resulting in share-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

Restricted stock grants generally vest ratably over a one to four year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock grant, classified as dividends paid, equal to the per-share dividends received by common stockholders.

The following table details the restricted stock grants awarded as of December 31, 2017:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	August 31, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
June 24, 2015	July 1, 2015	25,555
April 25, 2016	July 1, 2016	10,000
June 27, 2016	July 1, 2016	24,680
April 25, 2017	April 25, 2018	81,710
June 7, 2017	July 1, 2017	18,224
October 17, 2017	January 2, 2018	7,278
December 15, 2017	January 2, 2018	8,948
Total		396,779

The following tables summarize the (i) non-vested shares of restricted stock and (ii) the vesting schedule of shares of restricted stock for the Company’s directors and officers as of December 31, 2017:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers	Total
Balance at December 31, 2016	21,514	—	21,514
Granted	25,502	90,658	116,160
Vested	(25,622)	—	(25,622)
Forfeited	—	—	—
Balance at December 31, 2017	21,394	90,658	112,052

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers	Total
2018	16,390	36,185	52,575
2019	3,336	27,237	30,573
2020	1,668	27,236	28,904
2021	—	—	—
2022	—	—	—
Total	21,394	90,658	112,052

The following table summarizes the restricted stock compensation expense included within general and administrative expenses for ACRE and compensation and benefits for ACRE Capital (which is included within net income from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations), the total fair value of shares vested and the weighted average grant date fair value of the restricted stock granted to the Company’s directors and officers and employees of ACRE Capital for the years ended December 31, 2017, 2016 and 2015 ($ in thousands):

	For the years ended December 31,
	2017				2016				2015
	Restricted Stock Grants				Restricted Stock Grants				Restricted Stock Grants
	Directors	Officers	Employees	Total	Directors	Officers	Employees	Total	Directors	Officers	Employees	Total
Compensation expense (1)	$317	$264	$—	$581	$355	$53	$(96)	$312	$330	$106	$399	$835
Total fair value of shares vested (2)	347	—	—	347	342	54	383	779	313	72	201	586
Weighted average grant date fair value	338	1,254	—	1,592	412	—	—	412	299	—	—	299
______________________________________________________________________________

(1)
Compensation expense for ACRE Capital employees is included within compensation and benefits expense for the years ended December 31, 2016 and 2015 in the reconciliation of net income from operations of discontinued operations, net of income taxes. See Note 13 included in these consolidated financial statements for more information.

(2)	Based on the closing price of the Company’s common stock on the NYSE on each vesting date.

As of December 31, 2017, 2016 and 2015, the total compensation cost related to non-vested awards not yet recognized totaled $1.2 million, $180 thousand and $494 thousand, respectively, and the weighted average period over which the non-vested awards are expected to be recognized is 1.95 years, 1.02 years and 1.59 years, respectively.

Non-Controlling Interests

The non-controlling interests held by third parties in the Company's consolidated balance sheets represented the equity interests in a limited liability company, ACRC KA Investor LLC (“ACRC KA”) that were not owned by the Company. A portion of ACRC KA's consolidated equity and net income were allocated to these non-controlling interests held by third parties based on their pro-rata ownership of ACRC KA. As of December 31, 2017, the equity interests in ACRC KA held by the

Company and third parties had been repaid in full and as such, there was no equity outstanding that was allocated to non-controlling interests held by third parties. As of December 31, 2016, ACRC KA’s total equity was $21.7 million, of which $11.1 million was owned by the Company and $10.6 million was allocated to non-controlling interests held by third parties. See Note 12 included in these consolidated financial statements for more information on ACRC KA.

7.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share from continuing operations and discontinued operations for the years ended December 31, 2017, 2016 and 2015 ($ in thousands, except share and per share data):

	For the years ended December 31,
	2017	2016	2015
Net income from continuing operations, less non-controlling interests	$30,407	$25,919	$27,300
Net income from discontinued operations, including gain on sale of discontinued operations	$—	$14,417	$6,985
Divided by:
Basic weighted average shares of common stock outstanding:	28,478,237	28,461,853	28,501,897
Non-vested restricted stock	72,708	61,453	95,671
Diluted weighted average shares of common stock outstanding:	28,550,945	28,523,306	28,597,568
Basic earnings per common share (1):
Continuing operations	$1.07	$0.91	$0.96
Discontinued operations	—	0.51	0.25
Net income	$1.07	$1.42	$1.20
Diluted earnings per common share (1):
Continuing operations	$1.07	$0.91	$0.95
Discontinued operations	—	0.51	0.24
Net income	$1.07	$1.41	$1.20

(1)
The Company has considered the impact of the 2015 Convertible Notes and the restricted shares on diluted earnings per common share. The number of shares of common stock that the 2015 Convertible Notes are convertible into were not included in the computation of diluted net income per common share because the inclusion of those shares would have been anti-dilutive for the year ended December 31, 2015.

8.   INCOME TAX

The Company formed two wholly-owned subsidiaries, (i) ACRC W TRS in December 2013 and (ii) ACRC U TRS in March 2014, in order to issue and hold certain loans intended for sale. The Company also formed a wholly-owned subsidiary, FL3 TRS, in March 2017 in order to hold a portion of the CLO Securitization to the extent it generates excess inclusion income.

The income tax provision for the Company and the TRSs consisted of the following for the years ended December 31, 2017, 2016 and 2015 ($ in thousands):

	For the years ended December 31,
	2017	2016	2015
Current	$25	$21	$(11)
Deferred	—	—	—
Excise tax	153	209	—
Total income tax expense (benefit), including excise tax	$178	$230	$(11)

For the years ended December 31, 2017 and 2016, the Company recorded an expense of $153 thousand and $209 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on a portion of the required amount of the Company’s ordinary income and net capital gains not distributed during the year. If it is determined that the Company’s estimated current year taxable income plus any undistributed shortfall from its prior calendar year will be in excess of estimated dividend distributions (including capital gain dividend) for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of December 31, 2017, tax years 2014 through 2016 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of December 31, 2017 and 2016, the Company did not have any assets or liabilities required to be recorded at fair value on a recurring or nonrecurring basis.

As of December 31, 2017 and 2016, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2017		2016
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,726,283	$1,737,286	$1,313,937	$1,322,195
Financial liabilities:
Secured funding agreements	2	$957,960	$957,960	$780,713	$780,713
Secured term loan	2	107,595	110,000	149,878	155,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	271,211	272,927	—	—

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

The base management fee is equal to 1.5% of the Company’s stockholders’ equity per annum, which is calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, stockholders’ equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro-rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) (x) any amount that the Company has paid to repurchase the Company’s common stock since inception, (y) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, and (z) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between ACREM and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown in the Company’s consolidated financial statements.

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (see Note 6 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by

ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the years ended December 31, 2017 and 2016, $381 thousand and $348 thousand of incentive fees were incurred, respectively. No incentive fees were incurred for the year ended December 31, 2015.

The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services.

The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company’s (a) Chief Financial Officer, based on the percentage of his time spent on the Company’s affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of their time spent on the Company’s affairs. The Company is also required to pay its pro-rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates that are required for the Company’s operations. The term of the Management Agreement ends on May 1, 2018, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

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

The following table summarizes the related party costs incurred by the Company related to continuing operations for the years ended December 31, 2017, 2016 and 2015 and amounts payable to the Company’s Manager as of December 31, 2017 and 2016 ($ in thousands):

	Incurred						Payable
	For the years ended December 31,						As of December 31,
	2017		2016		2015		2017	2016
Affiliate Payments
Management fees	$6,188		$5,608		$5,397		$1,549	$1,549
Incentive fees	381		348		—		—	27
General and administrative expenses	3,899		3,441		3,426		1,016	1,024
Direct costs	304	(1)	848	(2)	1,466	(3)	63	99
Total	$10,772		$10,245		$10,289		$2,628	$2,699
______________________________________________________________________________

(1)	For the year ended December 31, 2017, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

(2)
For the year ended December 31, 2016, direct costs incurred are included within (i) general and administrative expenses of $486 thousand and (ii) interest expense of $362 thousand in the Company’s consolidated statements of operations.

(3)
For the year ended December 31, 2015, direct costs incurred are included within (i) general and administrative expenses of $431 thousand and (ii) interest expense of $1.0 million in the Company’s consolidated statements of operations.

Credit Support Fee Agreement

In July 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the $75.0 million revolving funding facility (the “July 2014 CNB Facility”) with City National Bank and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. For the years ended December 31, 2016 and 2015, the Company incurred a credit support fee of $362 thousand and $1.0 million, respectively, under the July 2014 CNB Facility which is included within interest expense in the Company’s consolidated statements of operations. On September 30, 2016, the July 2014 CNB Facility was repaid in full and its terms were not extended. In conjunction with the repayment in full of the July 2014 CNB Facility, the Credit Support Fee Agreement was terminated.

11.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2017, 2016 and 2015 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
November 1, 2017	December 29, 2017	January 16, 2018	$0.27	$7,722
August 3, 2017	September 29, 2017	October 16, 2017	0.27	7,717
May 2, 2017	June 30, 2017	July 17, 2017	0.27	7,718
March 7, 2017	March 31, 2017	April 17, 2017	0.27	7,690
Total cash dividends declared for the year ended December 31, 2017			$1.08	$30,847
November 3, 2016	December 30, 2016	January 17, 2017	$0.26	$7,406
August 4, 2016	September 30, 2016	October 17, 2016	0.26	7,406
May 5, 2016	June 30, 2016	July 15, 2016	0.26	7,413
March 1, 2016	March 31, 2016	April 15, 2016	0.26	7,429
Total cash dividends declared for the year ended December 31, 2016			$1.04	$29,654
November 5, 2015	December 31, 2015	January 19, 2016	$0.25	$7,152
July 30, 2015	September 30, 2015	October 15, 2015	0.25	7,152
May 7, 2015	June 30, 2015	July 15, 2015	0.25	7,152
March 5, 2015	March 31, 2015	April 15, 2015	0.25	7,146
Total cash dividends declared for the year ended December 31, 2015			$1.00	$28,602

12.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in: (a) the CLO Securitization (as defined below) and (b) a preferred equity investment in a LLC entity (discussed below), all of which are generally considered to be variable interests in a VIE.

CLO Securitization
On March 2, 2017, ACRE Commercial Mortgage 2017-FL3 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC (the “Co-Issuer”), both wholly-owned indirect subsidiaries of the Company, entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association as trustee, which governs the issuance of approximately $308.8 million principal balance secured floating rate notes (the “Notes”) and $32.4 million of preferred equity in the Issuer (the “CLO Securitization”).

The Notes are collateralized by interests in a pool of thirteen mortgage assets having a total principal balance of approximately $341.2 million (the “Mortgage Assets”) that were originated by a subsidiary of the Company. During the reinvestment period ending on March 15, 2019, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

The contribution of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement between ACRC Lender LLC (the “Seller”), a wholly-owned subsidiary of the Company, and the Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the securitization, the Issuer and Co-Issuer offered and issued the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “Offered Notes”) to a third party. A wholly-owned subsidiary of the Company retained approximately $35.8 million of the Notes and all of the $32.4 million of preferred equity in the Issuer, which totaled $68.2 million. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of December 31, 2017, the Company’s maximum risk of loss was $68.2 million, which represents the carrying value of its investment in the CLO Securitization. For the year ended December 31, 2017, the Company incurred interest expense related to the CLO Securitization of $6.8 million, which is included within interest expense in the Company’s consolidated statements of operations.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets were comprised of a portfolio of 22 multifamily, student housing, medical office and self-storage properties managed by its sponsor. The Company’s investment in ACRC KA was considered to be an investment in a VIE. As of December 31, 2016, the Company owned a controlling financial interest of 51.0% of the equity shares in the VIE and the third party institutional investors owned the remaining 49.0% minority financial interest. The preferred equity shares were entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum. In January 2017, the Company’s investment in ACRC KA was repaid in full. Accordingly, as of December 31, 2017, the Company’s investment was no longer outstanding.

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

As of December 31, 2017, there are no unconsolidated VIEs outstanding. The following table presents the carrying value and the maximum exposure to loss of unconsolidated VIEs as of December 31, 2016 ($ in thousands):

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

Discontinued Operations - Financial Summary

The following information reconciles the net income from operations of discontinued operations, net of income taxes, that are presented separately in the consolidated statements of operations ($ in thousands):

	For the years ended December 31,
	2016	2015
Mortgage banking revenue:
Servicing fees, net	$11,081	$16,051
Gains from mortgage banking activities	24,034	27,067
Provision for loss sharing	146	1,093
Change in fair value of mortgage servicing rights	(6,457)	(8,798)
Mortgage banking revenue	28,804	35,413
Expenses:
Management fees to affiliate	446	551
Professional fees	718	1,073
Compensation and benefits	18,108	20,448
Transaction costs	797	—
General and administrative expenses	3,049	3,965
General and administrative expenses reimbursed to affiliate	622	452
Total expenses	23,740	26,489
Income from operations before income taxes	5,064	8,924
Income tax expense	843	1,939
Net income from operations of discontinued operations, net of income taxes	$4,221	$6,985

Revenue Recognition

Servicing fees were earned for servicing mortgage loans, including all activities related to servicing the loans, and were recognized as services were provided over the life of the related mortgage loan. Also included in servicing fees were the net fees earned on borrower prepayment penalties and interest earned on borrowers’ escrow payments and interim cash balances, along with other ancillary fees and reduced by write-offs of MSRs for loans that were prepaid, changes in the fair value of the servicing fee payable (as defined below) and interest expense related to escrow accounts. ACRE Capital provided additional payments to certain personnel by providing them with a percentage of the servicing fee revenue that was earned by ACRE Capital, which was initially recorded as a liability when ACRE Capital committed to make a loan to a borrower (the “servicing fee payable”). Servicing fees, net are included within net income from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations.

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

Loan commitments and forward sale commitments

ACRE Capital entered into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan was determined prior to funding. In general, ACRE Capital simultaneously entered into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locked in an interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor were matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments were considered undesignated derivative instruments. Accordingly, such commitments, along with any related fees received from potential borrowers, were recorded at fair value, with changes in fair value recorded in earnings. For the years ended December 31, 2016 and 2015, ACRE Capital entered into 49 and 87 loan commitments, respectively, and 49 and 87 forward sale commitments, respectively.

Income Tax

The Company established a TRS, TRS Holdings, in connection with the acquisition of ACRE Capital. TRS Holdings’ income tax provision consisted of the following for the years ended December 31, 2016 and 2015 ($ in thousands):

	For the years ended December 31,
	2016	2015
Current	$(1,206)	$(154)
Deferred	2,049	2,093
Total income tax expense	$843	$1,939

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

The following table is a reconciliation of TRS Holdings’ statutory U.S. federal income tax rate to TRS Holdings’ effective tax rate for the years ended December 31, 2016 and 2015:

	For the years ended December 31,
	2016	2015
Federal statutory rate	35.0%	35.0%
State income taxes	4.4%	3.6%
Federal benefit of state tax deduction	(1.5)%	(1.3)%
Effective tax rate	37.9%	37.3%

As of December 31, 2017, tax years 2014 through 2016 remained subject to examination by taxing authorities. TRS Holdings did not have any unrecognized tax benefits.

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

Related Party Transactions

The following table summarizes the related party costs incurred by the Company related to discontinued operations for the years ended December 31, 2016 and 2015 ($ in thousands):

	For the years ended December 31,
	2016	2015
Affiliate Payments
Management fees (1)	$446	$551
General and administrative expenses (1)	622	452
Direct costs (1)	68	23
Total	$1,136	$1,026

(1)
Management fees incurred are included within management fees to affiliate, general and administrative expenses incurred are included within general and administrative expenses reimbursed to affiliate and direct costs incurred are included within general and administrative expenses for the years ended December 31, 2016 and 2015 in the reconciliation of net income from operations of discontinued operations, net of income taxes.

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s quarterly financial results for each quarter for the years ended December 31, 2017 and 2016 ($ in thousands, except per share data):

	For the three month period ended,
	March 31	June 30	September 30	December 31
2017:
Net interest margin	$10,339	$10,411	$14,726	$10,872
Net income attributable to ACRE	$6,478	$6,713	$11,058	$6,183
Net income attributable to common stockholders	$6,453	$6,713	$11,058	$6,183
Net income per common share-Basic	$0.23	$0.24	$0.39	$0.22
Net income per common share-Diluted	$0.23	$0.24	$0.39	$0.22
2016:
Net interest margin	$10,225	$10,514	$11,758	$12,610
Net income attributable to ACRE	$6,425	$9,981	$19,741	$8,721
Net income attributable to common stockholders	$5,136	$8,693	$18,442	$8,065
Net income per common share-Basic	$0.18	$0.31	$0.65	$0.28
Net income per common share-Diluted	$0.18	$0.31	$0.65	$0.28

15.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2017, except as disclosed below.
On January 30, 2018, the Company originated a $16.7 million senior mortgage loan on a residential property located in California. At closing, the outstanding principal balance was approximately $7.1 million. The loan has a per annum interest rate of 12.00% (plus fees) and an initial term of two years.

On January 31, 2018, the Company originated a $21.7 million senior mortgage loan on a multifamily property located in California. At closing, the outstanding principal balance was approximately $18.0 million. The loan has a per annum interest rate of LIBOR plus a spread of 3.30% (plus fees) and an initial term of three years.

On January 31, 2018, the Company received a repayment of outstanding principal of $17.4 million (which included $15.1 million of allocated loan amount and $2.3 million of release premium) related to the Company’s $134.1 million senior mortgage loan collateralized by a portfolio of self-storage properties and one retail property. The principal repayment related to the retail property resulted in the release of the retail property from the collateral pool. Subsequent to the principal repayment, the outstanding principal balance of the senior mortgage loan was $116.7 million and was collateralized by a portfolio of self-storage properties. See Note 3 included in these consolidated financial statements for more information on this senior mortgage loan.

On February 2, 2018, the Company exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 10, 2019. The Company has one additional 12-month extension option, which, if exercised, would extend the maturity date of the CNB Facility to March 10, 2020.

On March 1, 2018, the Company declared a cash dividend of $0.28 per common share for the first quarter of 2018. The first quarter 2018 dividend is payable on April 17, 2018 to common stockholders of record on March 29, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated:	March 1, 2018	By:	/s/ James A. Henderson
James A. Henderson
Chief Executive Officer, Chief Investment Officer and President (Principal Executive Officer)

Dated:	March 1, 2018	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 1, 2018	By:	/s/ James A. Henderson
James A. Henderson Chief Executive Officer, Director, Chief Investment Officer and President (Principal Executive Officer)
Dated:	March 1, 2018	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated:	March 1, 2018	By:	/s/ William S. Benjamin
William S. Benjamin Chairman, Director
Dated:	March 1, 2018	By:	/s/ Rand S. April
Rand S. April Director
Dated:	March 1, 2018	By:	/s/ Michael J Arougheti
Michael J Arougheti Director
Dated:	March 1, 2018	By:	/s/ Caroline E. Blakely
Caroline E. Blakely Director
Dated:	March 1, 2018	By:	/s/ William L. Browning
William L. Browning Director
Dated:	March 1, 2018	By:	/s/ James E. Skinner
James E. Skinner Director
Dated:	March 1, 2018	By:	/s/ Kirk A. Sykes
Kirk A. Sykes Director