Form 10-Q
period 2018-03-31
Ares Commercial Real Estate Corp
filed 2018-05-01
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2018
Common stock, $0.01 par value	28,598,916

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$5,201	$28,343
Restricted cash	379	379
Loans held for investment ($275,040 and $341,158 related to consolidated VIEs, respectively)	1,658,375	1,726,283
Other assets ($769 and $945 of interest receivable related to consolidated VIEs, respectively; $66,118 of other receivables related to consolidated VIEs as of March 31, 2018)	80,200	15,214
Total assets	$1,744,155	$1,770,219
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$929,454	$957,960
Secured term loan	107,797	107,595
Collateralized loan obligation securitization debt (consolidated VIE)	271,393	271,211
Due to affiliate	2,531	2,628
Dividends payable	8,008	7,722
Other liabilities ($453 and $414 of interest payable related to consolidated VIEs, respectively)	4,258	3,933
Total liabilities	1,323,441	1,351,049
Commitments and contingencies (Note 5)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2018 and December 31, 2017, and 28,598,916 shares issued and outstanding at March 31, 2018 and December 31, 2017	283	283
Additional paid-in capital	420,871	420,637
Accumulated deficit	(440)	(1,750)
Total stockholders' equity	420,714	419,170
Total liabilities and stockholders' equity	$1,744,155	$1,770,219

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$27,436	$21,127
Interest expense	(14,299)	(10,788)
Net interest margin	13,137	10,339
Expenses:
Management and incentive fees to affiliate	1,558	1,812
Professional fees	482	391
General and administrative expenses	774	642
General and administrative expenses reimbursed to affiliate	924	948
Total expenses	3,738	3,793
Income before income taxes	9,399	6,546
Income tax expense, including excise tax	81	68
Net income attributable to ACRE	9,318	6,478
Less: Net income attributable to non-controlling interests	—	(25)
Net income attributable to common stockholders	$9,318	$6,453
Earnings per common share:
Basic and diluted earnings per common share	$0.33	$0.23
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,495,833	28,468,819
Diluted weighted average shares of common stock outstanding	28,598,916	28,482,756
Dividends declared per share of common stock	$0.28	$0.27

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	28,598,916	$283	$420,637	$(1,750)	$419,170
Stock‑based compensation	—	—	234	—	234
Net income	—	—	—	9,318	9,318
Dividends declared	—	—	—	(8,008)	(8,008)
Balance at March 31, 2018	28,598,916	$283	$420,871	$(440)	$420,714

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net income	$9,318	$6,478
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,487	1,733
Accretion of deferred loan origination fees and costs	(1,854)	(1,454)
Stock-based compensation	234	98
Changes in operating assets and liabilities:
Other assets	194	(582)
Due to affiliate	(97)	156
Other liabilities	413	(221)
Net cash provided by (used in) operating activities	9,695	6,208
Investing activities:
Issuance of and fundings on loans held for investment	(77,260)	(133,461)
Principal repayment of loans held for investment	79,933	75,518
Receipt of origination fees	1,040	1,256
Net cash provided by (used in) investing activities	3,713	(56,687)
Financing activities:
Proceeds from secured funding agreements	54,672	88,850
Repayments of secured funding agreements	(83,178)	(293,057)
Payment of secured funding costs	(322)	(3,031)
Proceeds from issuance of debt of consolidated VIEs	—	272,927
Dividends paid	(7,722)	(7,406)
Contributions from non-controlling interests	—	12
Distributions to non-controlling interests	—	(10,681)
Net cash provided by (used in) financing activities	(36,550)	47,614
Change in cash, cash equivalents and restricted cash	(23,142)	(2,865)
Cash, cash equivalents and restricted cash, beginning of period	28,722	47,645
Cash, cash equivalents and restricted cash, end of period	$5,580	$44,780

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2018
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

The Company is primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments, including commercial mortgage backed securities. These investments are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior-living, self storage, student housing and other commercial real estate properties, or by ownership interests therein.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

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

Interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2018.

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

Cash, Cash Equivalents and Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of
	March 31, 2018	March 31, 2017
Cash and cash equivalents	$5,201	$44,400
Restricted cash	379	380
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$5,580	$44,780

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of March 31, 2018 and December 31, 2017, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

A reconciliation of the Company's interest income from loans held for investment, excluding non-controlling interests, to the Company's interest income from loans held for investment as included within its consolidated statements of operations for the three months ended March 31, 2018 and 2017 is as follows ($ in thousands):

	For the three months ended March 31,
	2018	2017
Interest income from loans held for investment, excluding non-controlling interests	$27,436	$21,092
Interest income from non-controlling interest investment held by third parties	—	35
Interest income from loans held for investment	$27,436	$21,127

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company's loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt and the Secured Term Loan (individually defined in Note 4 included in these consolidated financial statements) in net interest margin. For the three months ended March 31, 2018 and 2017, interest expense is comprised of the following ($ in thousands):

	For the three months ended March 31,
	2018	2017
Secured funding agreements and securitizations debt	$12,301	$7,468
Secured term loan	1,998	3,320
Interest expense	$14,299	$10,788
Comprehensive Income
For the three months ended March 31, 2018 and 2017, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has assessed and determined that the application of this guidance does not have a material impact on the Company’s consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 310, Receivables, which is excluded from this standard.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU No. 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to the prior period consolidated statement of cash flows.

3.   LOANS HELD FOR INVESTMENT

As of March 31, 2018, the Company’s portfolio totaled 42 loans held for investment, excluding 63 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion as of March 31, 2018. During the three months ended March 31, 2018, the Company funded approximately $77.3 million of outstanding principal and received repayments of $146.1 million of outstanding principal, as described in more detail in the tables below. Such investments are referred to herein as the Company’s “investment portfolio.” As of March 31, 2018, 86.8% of the Company’s loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 0.87%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2018 and December 31, 2017 ($ in thousands):

	As of March 31, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,606,225	$1,615,703	4.9%	6.5%	1.8
Subordinated debt and preferred equity investments	52,150	52,860	9.5%	11.0%	3.2
Total loans held for investment portfolio	$1,658,375	$1,668,563	5.0%	6.6%	1.9

	As of December 31, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,674,169	$1,684,439	4.8%	6.2%	1.9
Subordinated debt and preferred equity investments	52,114	52,847	9.5%	10.8%	3.4
Total loans held for investment portfolio	$1,726,283	$1,737,286	5.0%	6.3%	2.0
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2018 and December 31, 2017 as weighted by the Outstanding Principal balance of each loan.

A more detailed listing of the Company’s investment portfolio based on information available as of March 31, 2018 is as follows ($ in millions, except percentages):

Loan Type		Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Self Storage	(5)	Diversified	$116.7	$116.4	L+4.35%	7.0%	Oct 2018		I/O
Office		TX	96.9	96.1	L+3.60%	6.0%	July 2020		I/O
Multifamily		FL	89.7	89.4	L+4.75%	7.2%	Sep 2019		I/O
Various	(6)	Diversified	82.3	82.1	L+4.75%	7.3%	Oct 2018		I/O
Mixed-use		NY	65.6	65.4	L+4.16%	6.5%	Apr 2019		I/O
Multifamily		UT	62.6	62.2	L+3.25%	5.4%	Dec 2020		I/O
Office		IL	60.4	59.8	L+3.75%	6.2%	Dec 2020		I/O
Office		IL	58.6	58.2	L+3.99%	6.3%	Aug 2019		I/O
Office		CO	54.0	53.5	L+4.15%	6.4%	June 2021		I/O
Multifamily		FL	53.8	53.4	L+3.65%	5.9%	Mar 2021		I/O
Industrial		MN	51.6	51.1	L+3.15%	5.5%	Dec 2020		I/O
Office		NJ	49.6	49.2	L+4.65%	7.2%	July 2020		I/O
Mixed-use		CA	49.0	48.6	L+4.00%	6.3%	Apr 2021		I/O
Multifamily		FL	45.4	45.3	L+4.75%	7.2%	Sep 2019		I/O
Multifamily		TX	42.7	42.4	L+3.30%	5.5%	Dec 2020		I/O
Student Housing		CA	41.8	41.4	L+3.95%	6.4%	July 2020		I/O
Student Housing		TX	40.1	39.8	L+4.75%	7.2%	Jan 2021		I/O
Hotel		CA	40.0	39.7	L+4.12%	6.4%	Jan 2021		I/O
Student Housing		NC	38.7	38.5	L+4.00%	7.7%	Feb 2019		I/O
Hotel		NY	38.6	38.6	L+4.75%	7.1%	June 2018		I/O
Hotel		MI	35.2	35.2	L+4.15%	6.0%	July 2018		I/O
Multifamily		NY	31.3	31.2	L+4.55%	6.9%	Feb 2019		I/O
Multifamily		NY	29.5	29.5	L+3.75%	5.9%	Oct 2018		P/I	(7)
Multifamily		NY	29.4	29.1	L+3.20%	5.4%	Dec 2020		I/O
Industrial		OH	27.5	27.4	L+4.20%	6.4%	May 2019	(8)	P/I	(7)
Multifamily		TX	27.5	27.3	L+3.20%	5.6%	Oct 2020		I/O
Multifamily		TX	26.3	26.2	L+3.80%	5.8%	Jan 2019		I/O
Multifamily		CA	25.7	25.5	L+3.85%	6.2%	July 2020		I/O
Student Housing		AL	24.1	23.9	L+4.45%	6.9%	Feb 2020		I/O
Student Housing		TX	24.0	23.8	L+4.10%	6.5%	Jan 2021		I/O
Multifamily		CA	22.7	22.6	L+3.90%	6.1%	Mar 2021		I/O
Multifamily		FL	22.5	22.4	L+4.25%	6.8%	Feb 2019		I/O
Office		PA	19.6	19.5	L+4.70%	7.1%	Mar 2020		I/O
Office		FL	18.4	18.3	L+4.30%	6.8%	Apr 2020		I/O
Multifamily		FL	18.4	18.3	L+4.00%	6.2%	Nov 2020		I/O
Multifamily		CA	18.0	17.8	L+3.30%	5.6%	Feb 2021		I/O
Multifamily		NY	16.3	16.3	L+4.35%	6.5%	Nov 2018		I/O
Multifamily		CA	13.9	13.8	L+3.80%	6.1%	July 2020		I/O
Residential		CA	7.3	7.0	12.00%	14.7%	Feb 2020		I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily		NY	33.3	33.3	L+8.07%	10.2%	Jan 2019		I/O
Office		NJ	17.0	16.3	12.00%	12.8%	Jan 2026		I/O	(7)
Office		CA	2.6	2.6	L+8.25%	10.3%	Nov 2021		I/O
Total/Weighted Average			$1,668.6	$1,658.4		6.6%
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of March 31, 2018 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2018 as weighted by the Outstanding Principal balance of each loan.

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

(5)
Prior to December 2017, the $116.7 million senior mortgage loan collateralized by a portfolio of self storage properties was in payment default due to the failure of the borrower to repay an amount equal to $42.5 million with respect to the retail and office properties (which included $37.0 million of allocated loan amount and $5.5 million of release premium). This payment amount was due in September 2017, which was prior to the initial maturity date of the loan in October 2018. In December 2017, the borrower repaid $25.1 million with respect to the office property (which included $21.8 million of allocated loan amount and $3.3 million of release premium). In conjunction with the repayment with respect to the office property, the senior mortgage loan was modified to, among other things, waive the payment default on the loan and extend the repayment obligation with respect to the retail property to January 2018. On January 31, 2018, the Company received a repayment of outstanding principal of $17.4 million (which included $15.1 million of allocated loan amount and $2.3 million of release premium). The principal repayments related to the retail and office properties resulted in the release of the retail and office properties from the collateral pool. Subsequent to the principal repayments, the outstanding principal balance of the senior mortgage loan was $116.7 million and was collateralized by a portfolio of self storage properties.

(6)
Prior to December 2017, the $82.3 million senior mortgage loan collateralized by a portfolio of self storage properties and one retail property was in payment default due to the failure of the borrower to repay an amount equal to $13.9 million with respect to the retail property (which included $12.1 million of allocated loan amount and $1.8 million of release premium). This payment amount was due in September 2017, which was prior to the initial maturity date of the loan in October 2018. In December 2017, the senior mortgage loan was modified to, among other things, waive the payment default on the loan and extend the repayment obligation with respect to the retail property to the maturity date of the loan in October 2018. The senior mortgage loan continues to have a recourse payment guarantee of up to $12.1 million from an individual who is the indirect owner of the underlying collateral and an affiliate of the borrower.

(7)
In May 2017, amortization began on the senior Ohio loan, which had an outstanding principal balance of $27.5 million as of March 31, 2018. In October 2017, amortization began on the senior New York loan, which had an outstanding principal balance of $29.5 million as of March 31, 2018. In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of March 31, 2018. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(8)	In February 2018, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Ohio loan to May 2019.

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

For the three months ended March 31, 2018, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2017	$1,726,283
Initial funding	74,110
Origination fees and discounts, net of costs	(1,040)
Additional funding	3,218
Amortizing payments	(233)
Loan payoffs	(145,817)
Origination fee accretion	1,854
Balance at March 31, 2018	$1,658,375

As of March 31, 2018, all loans were paying in accordance with their contractual terms. No impairment charges have been recognized during the three months ended March 31, 2018 and 2017.

4.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of March 31, 2018 and December 31, 2017, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	March 31, 2018			December 31, 2017
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$384,432	$500,000		$407,853	$500,000
Citibank Facility	174,075	250,000	(1)	175,651	250,000	(1)
BAML Facility	56,320	125,000		78,320	125,000
CNB Facility	15,260	50,000		—	50,000
MetLife Facility	101,131	180,000		101,131	180,000
UBS Facility	34,000	140,000		34,000	140,000
U.S. Bank Facility	164,236	185,989		161,005	185,989
Secured Term Loan	110,000	110,000		110,000	110,000
Total	$1,039,454	$1,540,989		$1,067,960	$1,540,989
______________________________________________________________________________

(1)
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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is December 14, 2018, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2020. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) one-month LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three months ended March 31, 2018, the Company did not incur a non-utilization fee. For the three months ended March 31, 2017, the Company incurred a non-utilization fee of $9 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The Citibank Facility has an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 10, 2018, subject to three 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if all three were exercised, would extend the maturity date of the Citibank Facility to December 8, 2021. Advances under the Citibank Facility accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.25% to 2.50%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility. For the three months ended March 31, 2018 and 2017, the Company incurred a non-utilization fee of $51 thousand and $20 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. The Company may request individual loans under the BAML Facility up to May 24, 2018. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. The final maturity date of individual loans under the BAML Facility is May 25, 2021. Since October 2, 2017, advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.00%. Prior to and including October 1, 2017, advances under the BAML Facility accrued interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurs a non-utilization fee of 12.5 basis points per annum on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility is utilized. For the three months ended March 31, 2018 and 2017, the Company incurred a non-utilization fee of $11 thousand and $9 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In February 2018, the Company exercised a 12-month extension option on the CNB Facility to extend the initial maturity date to March 10, 2019. The Company has one additional 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the CNB Facility to March 10, 2020. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three months ended March 31, 2018 and 2017, the Company incurred a non-utilization fee of $46 thousand and $47 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. Since August 4, 2017, advances under the MetLife Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.30%. Prior to and including August 3, 2017, advances under the MetLife Facility accrued interest at a per annum rate equal to one-month LIBOR plus a spread of 2.35%. Effective in February 2018, the Company began incurring a non-

utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized. For the three months ended March 31, 2018, the Company incurred a non-utilization fee of $6 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

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

U.S. Bank Facility

The Company and certain of its subsidiaries are party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the three months ended March 31, 2018, the Company did not incur a non-utilization fee. For the three months ended March 31, 2017, the Company incurred a non-utilization fee of $42 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The initial maturity date of the Secured Term Loan is December 22, 2020, subject to one 12-month extension, which may be exercised at the Company’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Since December 22, 2017, advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. Prior to and including December 21, 2017, advances under the Secured Term Loan accrued interest at a per annum rate equal to one-month LIBOR plus a spread of 6.00% (with a 1.00% LIBOR floor). The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three months ended March 31, 2018 and 2017, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 7.3% and 8.5%, respectively.

5.     COMMITMENTS AND CONTINGENCIES

As of March 31, 2018 and December 31, 2017, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	March 31, 2018	December 31, 2017
Total commitments	$1,788,189	$1,847,534
Less: funded commitments	(1,668,563)	(1,737,286)
Total unfunded commitments	$119,626	$110,248

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of March 31, 2018, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

6.   STOCKHOLDERS’ EQUITY

Common Stock

There were no shares issued in public or private offerings for the three months ended March 31, 2018. See “Equity Incentive Plan” below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of March 31, 2018:

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

The following tables summarize the (i) non-vested shares of restricted stock and (ii) the vesting schedule of shares of restricted stock for the Company’s directors and officers as of March 31, 2018:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers	Total
Balance at December 31, 2017	21,394	90,658	112,052
Granted	—	—	—
Vested	(6,942)	(2,231)	(9,173)
Forfeited	—	—	—
Balance at March 31, 2018	14,452	88,427	102,879

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers	Total
2018	9,448	33,954	43,402
2019	3,336	27,237	30,573
2020	1,668	27,236	28,904
2021	—	—	—
2022	—	—	—
Total	14,452	88,427	102,879

7.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017 ($ in thousands, except share and per share data):

	For the three months ended March 31,
	2018	2017
Net income attributable to common stockholders	$9,318	$6,453
Divided by:
Basic weighted average shares of common stock outstanding:	28,495,833	28,468,819
Non-vested restricted stock	103,083	13,937
Diluted weighted average shares of common stock outstanding:	28,598,916	28,482,756
Basic and diluted earnings per common share	$0.33	$0.23

8.   INCOME TAX

The Company wholly-owns ACRC Lender W TRS LLC and ACRC Lender U TRS LLC, which are taxable REIT subsidiaries (“TRS”) formed in order to issue and hold certain loans intended for sale. The Company also wholly-owns ACRC 2017-FL3 TRS LLC, which is a TRS formed in order to hold a portion of the CLO Securitization (as defined below) to the extent it generates excess inclusion income.

The income tax provision for the Company and the TRSs consisted of the following for the three months ended March 31, 2018 and 2017 ($ in thousands):

	For the three months ended March 31,
	2018	2017
Current	$6	$3
Deferred	—	—
Excise tax	75	65
Total income tax expense, including excise tax	$81	$68

For the three months ended March 31, 2018 and 2017, the Company recorded an expense of $75 thousand and $65 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on a portion of the required amount of the Company’s ordinary income and net capital gains not distributed during the year. If it is determined that the Company’s estimated current year taxable income plus any undistributed shortfall from its prior calendar year will be in excess of estimated dividend distributions (including capital gain dividend) for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of March 31, 2018, tax years 2014 through 2017 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of March 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities required to be recorded at fair value on a recurring or nonrecurring basis.

As of March 31, 2018 and December 31, 2017, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		March 31, 2018		December 31, 2017
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,658,375	$1,668,563	$1,726,283	$1,737,286
Financial liabilities:
Secured funding agreements	2	$929,454	$929,454	$957,960	$957,960
Secured term loan	2	107,797	110,000	107,595	110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	271,393	272,927	271,211	272,927

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s 2012 Equity Incentive Plan (see Note 6 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the three months ended March 31, 2018, no incentive fees were incurred. For the three months ended March 31, 2017, $268 thousand of incentive fees were incurred.

The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services.

The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company’s (a) Chief Financial Officer, based on the percentage of his time spent on the Company’s affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of their time spent on the Company’s affairs. The Company is also required to pay its pro-rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates that are required for the Company’s operations. The term of the Management Agreement ends on May 1, 2019, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

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

The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2018 and 2017 and amounts payable to the Company’s Manager as of March 31, 2018 and December 31, 2017 ($ in thousands):

	Incurred		Payable
	For the three months ended March 31,		As of
	2018	2017	March 31, 2018	December 31, 2017
Affiliate Payments
Management fees	$1,558	$1,544	$1,558	$1,549
Incentive fees	—	268	—	—
General and administrative expenses	924	948	924	1,016
Direct costs (1)	103	60	49	63
Total	$2,585	$2,820	$2,531	$2,628

______________________________________________________________________________

(1)	For the three months ended March 31, 2018 and 2017, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

11.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2018 and 2017 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 1, 2018	March 29, 2018	April 17, 2018	$0.28	$8,008
Total cash dividends declared for the three months ended March 31, 2018			$0.28	$8,008

March 7, 2017	March 31, 2017	April 17, 2017	$0.27	$7,690
Total cash dividends declared for the three months ended March 31, 2017			$0.27	$7,690

12.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investment in the CLO Securitization (as defined below), which is considered to be a variable interest in a VIE.

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

As of March 31, 2018, the Notes were collateralized by interests in a pool of eleven mortgage assets having a total principal balance of approximately $275.0 million (the “Mortgage Assets”) that were originated by a subsidiary of the Company and approximately $66.1 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2017, the Notes were collateralized by interests in a pool of thirteen mortgage assets having a total principal balance of approximately $341.2 million that were originated by a subsidiary of the Company. During the reinvestment period ending on March 15, 2019, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of March 31, 2018, the Company’s maximum risk of loss was $68.2 million, which represents the carrying value of its investment in the CLO Securitization. For the three months ended March 31, 2018 and 2017, the Company incurred interest expense related to the CLO Securitization of $2.3 million and $599 thousand, respectively, which is included within interest expense in the Company’s consolidated statements of operations.

13.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2018, except as disclosed below.

On April 17, 2018, the Company originated a $39.2 million senior mortgage loan on a multifamily property located in South Carolina. At closing, the outstanding principal balance was approximately $38.5 million. The loan has a per annum interest rate of LIBOR plus a spread of 3.36% (plus fees) and an initial term of three years.

On April 17, 2018, the Company originated a $32.9 million senior mortgage loan on a hotel property located in Illinois. At closing, the outstanding principal balance was approximately $18.9 million. The loan has a per annum interest rate of LIBOR plus a spread of 4.40% (plus fees) and an initial term of three years.

On May 1, 2018, the Company declared a cash dividend of $0.28 per common share for the second quarter of 2018. The second quarter 2018 dividend is payable on July 17, 2018 to common stockholders of record as of June 29, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our business and investment strategy;

•	our projected operating results;

•	the return or impact of current and future investments;

•	the timing of cash flows, if any, from our investments;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	defaults by borrowers in paying amounts due on outstanding indebtedness and our ability to collect all amounts due according to the contractual terms of our investments;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	the amount of commercial mortgage loans requiring refinancing;

•	our expected investment capacity and available capital;

•	financing and advance rates for our target investments;

•	our expected leverage;

•	changes in interest rates, credit spreads and the market value of our investments;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;

•	effects of hedging instruments on our target investments;

•	rates of default or decreased recovery rates on our target investments;

•	rates of prepayments on our mortgage loans and the effect on our business of such prepayments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those expressed in the forward-looking statements for any reason, including the factors set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and elsewhere in this quarterly report on Form 10-Q.

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

We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering in May 2012. We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT. We also operate our business in a manner that is intended to permit us to maintain our exemption from registration under the 1940 Act.

Developments During the First Quarter of 2018:

•	ACRE originated a $16.7 million senior mortgage loan on the construction of a residential property located in California.

•	ACRE originated a $21.7 million senior mortgage loan on a multifamily property located in California.

•	ACRE originated a $56.1 million senior mortgage loan on a mixed-use property located in California.

•
ACRE exercised a 12-month extension option on the CNB Facility (as defined below) to extend the initial maturity date to March 10, 2019. ACRE has one additional 12-month extension option, which, if exercised, would extend the maturity date of the CNB Facility to March 10, 2020.

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

Investment Portfolio

As of March 31, 2018, our portfolio totaled 42 loans held for investment, excluding 63 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of March 31, 2018, the aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion. During the three months ended March 31, 2018, we funded approximately $77.3 million of outstanding principal and received repayments of $146.1 million of outstanding principal. As of March 31, 2018, 86.8% of our loans have LIBOR floors, with a weighted average floor of 0.87%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of March 31, 2018, all loans were paying in accordance with their contractual terms. During the three months ended March 31, 2018, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of March 31, 2018 ($ in thousands):

	As of March 31, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,606,225	$1,615,703	4.9%	6.5%	1.8
Subordinated debt and preferred equity investments	52,150	52,860	9.5%	11.0%	3.2
Total loans held for investment portfolio	$1,658,375	$1,668,563	5.0%	6.6%	1.9
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of March 31, 2018 as weighted by the Outstanding Principal balance of each loan.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Note 2 to our consolidated financial statements included in this quarterly report on Form 10-Q, which describes the recently issued accounting pronouncements that were adopted or not yet required to be adopted by us.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2018 and 2017 ($ in thousands):

	For the three months ended March 31,
	2018	2017
Net interest margin	$13,137	$10,339
Total expenses	3,738	3,793
Income before income taxes	9,399	6,546
Income tax expense, including excise tax	81	68
Net income attributable to ACRE	9,318	6,478
Less: Net income attributable to non-controlling interests	—	(25)
Net income attributable to common stockholders	$9,318	$6,453

The following tables set forth select details of our consolidated results of operations for the three months ended March 31, 2018 and 2017 ($ in thousands):

Net Interest Margin

	For the three months ended March 31,
	2018	2017
Interest income from loans held for investment	$27,436	$21,127
Interest expense	(14,299)	(10,788)
Net interest margin	$13,137	$10,339

For the three months ended March 31, 2018 and 2017, net interest margin was approximately $13.1 million and $10.3 million, respectively. For the three months ended March 31, 2018 and 2017, interest income from loans held for investment of $27.4 million and $21.1 million, respectively, was generated by weighted average earning assets of $1.7 billion and $1.3 billion, respectively, offset by $14.3 million and $10.8 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. For the three months ended March 31, 2018 and 2017, the weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and securitization debt and the Secured Term Loan (defined below) were $1.3 billion and $983.9 million, respectively. The increase in interest income from loans held for investment and interest expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the three months ended March 31, 2018.

Operating Expenses

	For the three months ended March 31,
	2018	2017
Management and incentive fees to affiliate	$1,558	$1,812
Professional fees	482	391
General and administrative expenses	774	642
General and administrative expenses reimbursed to affiliate	924	948
Total expenses	$3,738	$3,793

For the three months ended March 31, 2018 and 2017, we incurred operating expenses of $3.7 million and $3.8 million, respectively, which was relatively consistent for both periods.

Related Party Expenses

For the three months ended March 31, 2018, related party expenses included $1.6 million in management fees due to our Manager and $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended March 31, 2017, related party expenses included $1.5 million in management fees due to our Manager and $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management fees and allocable general and administrative expenses due to our Manager were relatively consistent for both periods. For the three months ended March 31, 2018, there were no incentive fees due to our Manager. For the three months ended March 31, 2017, there were $0.3 million of incentive fees due to our Manager.

Other Expenses

For the three months ended March 31, 2018 and 2017, professional fees were $0.5 million and $0.4 million, respectively. The increase in professional fees for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily relates to an increase in our use of third party professionals due to changes in transaction activity year over year. For the three months ended March 31, 2018 and 2017, general and administrative expenses were $0.8 million and $0.6 million, respectively. The increase in general and administrative expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily relates to an increase in stock-based compensation expense due to new restricted stock grants awarded after March 31, 2017.

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

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2018 and 2017 ($ in thousands):

	For the three months ended March 31,
	2018	2017
Net income	$9,318	$6,478
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	377	(270)
Net cash provided by (used in) operating activities	9,695	6,208
Net cash provided by (used in) investing activities	3,713	(56,687)
Net cash provided by (used in) financing activities	(36,550)	47,614
Change in cash, cash equivalents and restricted cash	$(23,142)	$(2,865)

During the three months ended March 31, 2018 and 2017, cash, cash equivalents and restricted cash decreased by $23.1 million and $2.9 million, respectively.

Operating Activities

For the three months ended March 31, 2018 and 2017, net cash provided by operating activities totaled $9.7 million and $6.2 million, respectively. For the three months ended March 31, 2018, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $1.9 million and amortization of deferred financing costs of $1.5 million. For the three months ended March 31, 2017, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $1.5 million and amortization of deferred financing costs of $1.7 million.

Investing Activities

For the three months ended March 31, 2018 and 2017, net cash provided by (used in) investing activities totaled $3.7 million and $(56.7) million, respectively. This change in net cash provided by (used in) investing activities was primarily as a result of the cash received from principal repayment of loans held for investment exceeding the cash used for the origination of new loans held for investment for the three months ended March 31, 2018.

Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities totaled $36.6 million and primarily related to repayments of our Secured Funding Agreements of $83.2 million, partially offset by proceeds from our Secured Funding Agreements of $54.7 million. For the three months ended March 31, 2017, net cash provided by financing activities totaled $47.6 million and primarily related to proceeds from our Secured Funding Agreements of $88.9 million and proceeds from the issuance of debt of consolidated variable interest entities (“VIEs”) of $272.9 million, partially offset by repayments of our Secured Funding Agreements of $293.1 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements and the Secured Term Loan (collectively, the "Financing Agreements") are described in the following table ($ in thousands):

	As of
	March 31, 2018							December 31, 2017
	Total Commitment		Outstanding Balance	Interest Rate		Maturity Date		Total Commitment		Outstanding Balance	Interest Rate		Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000		$384,432	LIBOR+1.75 to 2.35%		December 14, 2018	(1)	$500,000		$407,853	LIBOR+1.75 to 2.35%		December 14, 2018	(1)
Citibank Facility	250,000	(2)	174,075	LIBOR+2.25 to 2.50%		December 10, 2018	(2)	250,000	(2)	175,651	LIBOR+2.25 to 2.50%		December 10, 2018	(2)
BAML Facility	125,000		56,320	LIBOR+2.00%		May 24, 2018	(3)	125,000		78,320	LIBOR+2.00%		May 24, 2018	(3)
CNB Facility	50,000		15,260	LIBOR+3.00%		March 10, 2019	(4)	50,000		—	LIBOR+3.00%		March 11, 2018	(4)
MetLife Facility	180,000		101,131	LIBOR+2.30%		August 12, 2020	(5)	180,000		101,131	LIBOR+2.30%		August 12, 2020	(5)
UBS Facility	140,000		34,000	LIBOR+1.88 to 2.28%	(6)	October 21, 2018		140,000		34,000	LIBOR+1.88 to 2.28%	(6)	October 21, 2018
U.S. Bank Facility	185,989		164,236	LIBOR+1.85 to 2.25%		July 31, 2020	(7)	185,989		161,005	LIBOR+1.85 to 2.25%		July 31, 2020	(7)
Subtotal	$1,430,989		$929,454					$1,430,989		$957,960

Secured Term Loan	$110,000		$110,000	LIBOR+5.00%		December 22, 2020	(8)	$110,000		$110,000	LIBOR+5.00%		December 22, 2020	(8)
Total	$1,540,989		$1,039,454					$1,540,989		$1,067,960
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

(4)
The maturity date of the secured revolving funding facility with City National Bank (the “CNB Facility”) is subject to one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. In February 2018, we exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 10, 2019.

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

(8)
The maturity date of the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”), is subject to one 12-month extension at our option provided that certain conditions are met.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of March 31, 2018, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of March 31, 2018, the carrying amount and outstanding principal of our CLO Securitization was $271.4 million and $272.9 million, respectively. See Note 12 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

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

RECENT DEVELOPMENTS

On April 17, 2018, we originated a $39.2 million senior mortgage loan on a multifamily property located in South Carolina. At closing, the outstanding principal balance was approximately $38.5 million. The loan has a per annum interest rate of LIBOR plus a spread of 3.36% (plus fees) and an initial term of three years.

On April 17, 2018, we originated a $32.9 million senior mortgage loan on a hotel property located in Illinois. At closing, the outstanding principal balance was approximately $18.9 million. The loan has a per annum interest rate of LIBOR plus a spread of 4.40% (plus fees) and an initial term of three years.

On May 1, 2018, we declared a cash dividend of $0.28 per common share for the second quarter of 2018. The second quarter 2018 dividend is payable on July 17, 2018 to common stockholders of record as of June 29, 2018.

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

For the three months ended March 31, 2018, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the three months ended March 31, 2018
Up 300 basis points	$2.7
Up 200 basis points	$1.8
Up 100 basis points	$0.9
Down to 0 basis points	$1.5
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2018, we were not subject to any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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
10.1
Second Amendment to Master Repurchase and Securities Contract, dated as of March 15, 2018, by and between ACRC Lender US LLC, as seller, and U.S. Bank National Association, as buyer, and acknowledged and agreed to by Ares Commercial Real Estate Corporation.

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

ARES COMMERCIAL REAL ESTATE CORPORATION

Date: May 1, 2018	By:	/s/ James A. Henderson
James A. Henderson
Chief Executive Officer, Chief Investment Officer and President (Principal Executive Officer)

Date: May 1, 2018	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)