Form 10-K/A
period 2017-12-31
Ares Commercial Real Estate Corp
filed 2018-05-11
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend Ares Commercial Real Estate Corporation’s (together with its consolidated subsidiaries, the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2018 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to correct the previously filed Consent of Ernst & Young LLP (filed as Exhibit 23.1), which inadvertently did not contain a reference to their report on the Company’s internal control over financial reporting.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new currently dated certifications required pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing. This Amendment No. 1 speaks only as of the Original Filing Date, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report:

1.	Financial Statements—The financial statements required by this item are set forth under Item 8, “Financial Statements and Supplementary Data (included in F-pages),” of the Original Filing.

2.
Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

3.	Exhibits.

EXHIBIT INDEX

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

10.15	*	Guaranty Agreement, dated as of April 9, 2014, by Ares Commercial Real Estate Corporation in favor of UBS Real Estate Securities Inc.(9)
10.16	*	Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(10)

Exhibit Number		Exhibit Description
10.17	*	Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(10)
10.18	*	Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer.(11)
10.19	*
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

10.37	*	Amendment to Guaranty, dated as of September 22, 2016, by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer.(21)
10.38	*
Assignment and Amendment No. 1 to Custodial Agreement, dated November 2, 2016, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and Wells Fargo Bank, N.A., as Custodian.(31)

Exhibit Number		Exhibit Description
10.39	*
Assignment and Amendment No. 3 to Master Repurchase Agreement, dated November 2, 2016, among ACRC Lender U LLC and ACRC Lender U TRS LLC, as sellers, ACRC Lender U Mezz LLC, as mezzanine subsidiary, UBS Real Estate Securities, Inc., as assignor, UBS AG, as assignee, and Ares Commercial Real Estate Corporation, as guarantor.(31)

10.40	*
Assignment and Reaffirmation of Guaranty, dated November 2, 2016, among UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and Ares Commercial Real Estate Corporation, as guarantor.(31)

10.41	*
Amendment No. 3 to Master Repurchase Agreement dated as of December 8, 2016, by and among, ACRC Lender C LLC, Ares Commercial Real Estate Corporation, as Guarantor, and Citibank, N.A., a national banking association, as Buyer.(22)

10.42	*
Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(31)

10.43	*
Reaffirmation and Consent to Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(31)

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

Exhibit Number		Exhibit Description
21.1	*	Subsidiaries of Ares Commercial Real Estate Corporation(31)
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(31)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

*	Previously filed
#	Denotes a management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 29, 2016.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(3)	Incorporated by reference to Exhibits 3.2 and 10.1, as applicable, to the Company’s Form S‑8 (File No. 333‑181077), filed on May 1, 2012
(4)	Incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012.
(5)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 17, 2014.
(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S‑11/A (File No. 333‑176841), filed on April 12, 2012.
(7)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10‑Q (File No. 001‑35517), filed on November 13, 2013.
(8)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014.
(9)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on April 15, 2014.
(10)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on August 18, 2014.
(11)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 12, 2014.
(12)	Incorporated by reference to Exhibits 10.6, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on July 31, 2014.
(13)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on June 2, 2015.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on October 26, 2015.
(15)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 14, 2015.
(16)	Incorporated by reference to Exhibits 10.52 and 10.53, as applicable, to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (file No. 001-35517), filed on June 1, 2016.
(18)	Incorporated by reference to Exhibits 10.4, 10.6, 10.8 and 10.9, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 4, 2016.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on August 11, 2016.
(21)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-35517), filed on November 3, 2016.
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 12, 2016.
(23)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017.
(24)	Incorporated by reference to Exhibits 2.2, 10.1, 10.2, 10.3 and 10.6, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on May 30, 2017.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 28, 2017.
(27)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017.
(28)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on November 1, 2017.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on October 3, 2017.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 29, 2017.
(31)	Incorporated by reference to Exhibits 10.38, 10.39, 10.40, 10.42, 10.43, 21.1 and 32.1, as applicable, to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated:	May 11, 2018	By:	/s/ James A. Henderson
James A. Henderson
Chief Executive Officer, Chief Investment Officer and President (Principal Executive Officer)

Dated:	May 11, 2018	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	May 11, 2018	By:	/s/ James A. Henderson
James A. Henderson Chief Executive Officer, Director, Chief Investment Officer and President (Principal Executive Officer)
Dated:	May 11, 2018	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated:	May 11, 2018	By:	/s/ William S. Benjamin
William S. Benjamin Chairman, Director
Dated:	May 11, 2018	By:	/s/ Rand S. April
Rand S. April Director
Dated:	May 11, 2018	By:	/s/ Michael J Arougheti
Michael J Arougheti Director
Dated:	May 11, 2018	By:	/s/ Caroline E. Blakely
Caroline E. Blakely Director
Dated:	May 11, 2018	By:	/s/ William L. Browning
William L. Browning Director
Dated:	May 11, 2018	By:	/s/ James E. Skinner
James E. Skinner Director
Dated:	May 11, 2018	By:	/s/ Kirk A. Sykes
Kirk A. Sykes Director