Form 10-Q
period 2018-06-30
Ares Commercial Real Estate Corp
filed 2018-07-26
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2018
Common stock, $0.01 par value	28,698,600

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$5,045	$28,343
Restricted cash	379	379
Loans held for investment ($289,599 and $341,158 related to consolidated VIEs, respectively)	1,746,017	1,726,283
Other assets ($765 and $945 of interest receivable related to consolidated VIEs, respectively; $51,559 of other receivables related to consolidated VIEs as of June 30, 2018)	66,075	15,214
Total assets	$1,817,516	$1,770,219
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$1,000,622	$957,960
Secured term loan	107,980	107,595
Collateralized loan obligation securitization debt (consolidated VIE)	271,392	271,211
Due to affiliate	3,089	2,628
Dividends payable	8,036	7,722
Other liabilities ($465 and $414 of interest payable related to consolidated VIEs, respectively)	4,201	3,933
Total liabilities	1,395,320	1,351,049
Commitments and contingencies (Note 5)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at June 30, 2018 and December 31, 2017, and 28,698,600 and 28,598,916 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	283	283
Additional paid-in capital	421,086	420,637
Accumulated earnings (deficit)	827	(1,750)
Total stockholders' equity	422,196	419,170
Total liabilities and stockholders' equity	$1,817,516	$1,770,219

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$29,604	$22,643	$57,040	$43,770
Interest expense	(15,968)	(12,232)	(30,267)	(23,020)
Net interest margin	13,636	10,411	26,773	20,750
Expenses:
Management and incentive fees to affiliate	2,173	1,654	3,731	3,466
Professional fees	455	428	936	819
General and administrative expenses	789	640	1,563	1,282
General and administrative expenses reimbursed to affiliate	830	949	1,754	1,897
Total expenses	4,247	3,671	7,984	7,464
Income before income taxes	9,389	6,740	18,789	13,286
Income tax expense, including excise tax	86	27	168	95
Net income attributable to ACRE	9,303	6,713	18,621	13,191
Less: Net income attributable to non-controlling interests	—	—	—	(25)
Net income attributable to common stockholders	$9,303	$6,713	$18,621	$13,166
Earnings per common share:
Basic and diluted earnings per common share	$0.33	$0.24	$0.65	$0.46
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,524,775	28,475,853	28,510,384	28,472,356
Diluted weighted average shares of common stock outstanding	28,618,308	28,546,624	28,608,666	28,514,867
Dividends declared per share of common stock	$0.28	$0.27	$0.56	$0.54

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	28,598,916	$283	$420,637	$(1,750)	$419,170
Stock‑based compensation	99,684	—	449	—	449
Net income	—	—	—	18,621	18,621
Dividends declared	—	—	—	(16,044)	(16,044)
Balance at June 30, 2018	28,698,600	$283	$421,086	$827	$422,196

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net income	$18,621	$13,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,906	3,923
Accretion of deferred loan origination fees and costs	(3,355)	(2,640)
Stock-based compensation	449	195
Changes in operating assets and liabilities:
Other assets	(1,103)	(1,702)
Due to affiliate	461	(74)
Other liabilities	146	151
Net cash provided by (used in) operating activities	18,125	13,044
Investing activities:
Issuance of and fundings on loans held for investment	(257,120)	(421,833)
Principal repayment of loans held for investment	186,548	92,266
Receipt of origination fees	2,931	4,709
Net cash provided by (used in) investing activities	(67,641)	(324,858)
Financing activities:
Proceeds from secured funding agreements	366,972	376,115
Repayments of secured funding agreements	(324,310)	(347,091)
Payment of secured funding costs	(715)	(5,914)
Proceeds from issuance of debt of consolidated VIEs	—	272,927
Dividends paid	(15,729)	(15,097)
Contributions from non-controlling interests	—	12
Distributions to non-controlling interests	—	(10,681)
Net cash provided by (used in) financing activities	26,218	270,271
Change in cash, cash equivalents and restricted cash	(23,298)	(41,543)
Cash, cash equivalents and restricted cash, beginning of period	28,722	47,645
Cash, cash equivalents and restricted cash, end of period	$5,424	$6,102

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2018
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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K, and Amendment No. 1 thereto on Form 10-K/A for the fiscal year ended December 31, 2017 (collectively, the “Company’s Annual Report on Form 10-K”) filed with the SEC.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of
	June 30, 2018	June 30, 2017
Cash and cash equivalents	$5,045	$5,723
Restricted cash	379	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$5,424	$6,102

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of June 30, 2018 and December 31, 2017, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

A reconciliation of the Company's interest income from loans held for investment, excluding non-controlling interests, to the Company's interest income from loans held for investment as included within its consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 is as follows ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Interest income from loans held for investment, excluding non-controlling interests	$29,604	$22,643	$57,040	$43,735
Interest income from non-controlling interest investment held by third parties	—	—	—	35
Interest income from loans held for investment	$29,604	$22,643	$57,040	$43,770

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company's loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt and the Secured Term Loan (individually defined in Note 4 included in these consolidated financial statements) in net interest margin. For the three and six months ended June 30, 2018 and 2017, interest expense is comprised of the following ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Secured funding agreements and securitizations debt	$13,860	$8,855	$26,161	$16,323
Secured term loan	2,108	3,377	4,106	6,697
Interest expense	$15,968	$12,232	$30,267	$23,020
Comprehensive Income
For the three and six months ended June 30, 2018 and 2017, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

3.   LOANS HELD FOR INVESTMENT

As of June 30, 2018, the Company’s portfolio totaled 45 loans held for investment, excluding 65 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $2.0 billion and outstanding principal was $1.8 billion as of June 30, 2018. During the six months ended June 30, 2018, the

Company funded approximately $257.4 million of outstanding principal and received repayments of $238.1 million of outstanding principal, as described in more detail in the tables below. Such investments are referred to herein as the Company’s “investment portfolio.” As of June 30, 2018, 91.2% of the Company’s loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1.00%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of June 30, 2018 and December 31, 2017 ($ in thousands):

	As of June 30, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,694,056	$1,703,716	5.0%	6.7%	1.8
Subordinated debt and preferred equity investments	51,961	52,878	9.5%	11.1%	2.9
Total loans held for investment portfolio	$1,746,017	$1,756,594	5.1%	6.8%	1.8

	As of December 31, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,674,169	$1,684,439	4.8%	6.2%	1.9
Subordinated debt and preferred equity investments	52,114	52,847	9.5%	10.8%	3.4
Total loans held for investment portfolio	$1,726,283	$1,737,286	5.0%	6.3%	2.0
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2018 and December 31, 2017 as weighted by the Outstanding Principal balance of each loan.

A more detailed listing of the Company’s investment portfolio based on information available as of June 30, 2018 is as follows ($ in millions, except percentages):

Loan Type		Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Self Storage	(5)	Diversified	$116.7	$116.6	L+4.35%	7.2%	Oct 2018		I/O
Office		TX	96.9	96.1	L+3.60%	6.2%	July 2020		I/O
Multifamily		FL	89.7	89.5	L+4.75%	7.4%	Sep 2019		I/O
Various	(6)	Diversified	82.3	82.2	L+4.75%	7.5%	Oct 2018		I/O
Multifamily		UT	63.0	62.7	L+3.25%	5.6%	Dec 2020		I/O
Hotel		OR/WA	62.4	61.7	L+3.45%	6.0%	May 2021		I/O
Office		IL	60.4	59.9	L+3.75%	6.4%	Dec 2020		I/O
Office		IL	59.5	59.2	L+3.99%	6.5%	Aug 2019		I/O
Office		IL	54.1	53.8	L+3.95%	6.4%	June 2021		I/O
Office		CO	54.0	53.5	L+4.15%	6.7%	June 2021		I/O
Multifamily		FL	53.8	53.4	L+3.65%	6.1%	Mar 2021		I/O
Industrial		MN	51.6	51.1	L+3.15%	5.7%	Dec 2020		I/O
Office		NJ	50.3	49.9	L+4.65%	7.3%	July 2020		I/O
Mixed-use		CA	49.0	48.6	L+4.00%	6.5%	Apr 2021		I/O
Multifamily		FL	45.4	45.3	L+4.75%	7.4%	Sep 2019		I/O
Multifamily		TX	42.7	42.4	L+3.30%	5.7%	Dec 2020		I/O
Student Housing		CA	41.8	41.4	L+3.95%	6.6%	July 2020		I/O
Student Housing		TX	40.1	39.8	L+4.75%	7.4%	Jan 2021		I/O
Hotel		CA	40.0	39.7	L+4.12%	6.6%	Jan 2021		I/O
Student Housing		NC	38.7	38.6	L+4.00%	7.1%	Feb 2019		I/O
Multifamily		SC	38.7	38.4	L+3.36%	5.9%	May 2021		I/O
Hotel		NY	38.6	38.6	L+4.75%	6.8%	June 2018	(7)	I/O
Hotel		MI	35.2	35.2	L+4.15%	6.2%	July 2019	(8)	I/O
Multifamily		NY	31.3	31.2	L+4.55%	7.1%	Feb 2019		I/O
Multifamily		NY	30.1	29.9	L+3.20%	5.6%	Dec 2020		I/O
Multifamily		NY	29.5	29.5	L+3.75%	6.1%	Oct 2018		P/I	(9)
Multifamily		TX	27.5	27.4	L+3.20%	5.8%	Oct 2020		I/O
Industrial		OH	27.4	27.3	L+4.20%	6.5%	May 2019	(10)	P/I	(9)
Multifamily		CA	26.1	25.9	L+3.85%	6.4%	July 2020		I/O
Student Housing		AL	24.1	24.0	L+4.45%	7.1%	Feb 2020		I/O
Student Housing		TX	24.0	23.8	L+4.10%	6.7%	Jan 2021		I/O
Multifamily		CA	22.8	22.7	L+3.90%	6.3%	Mar 2021		I/O
Multifamily		FL	22.8	22.7	L+4.25%	7.0%	Feb 2019		I/O
Office		PA	19.6	19.5	L+4.70%	7.3%	Mar 2020		I/O
Hotel		IL	19.3	19.0	L+4.40%	7.1%	May 2021		I/O
Multifamily		FL	18.7	18.6	L+4.00%	6.5%	Nov 2020		I/O
Office		FL	18.4	18.3	L+4.30%	7.0%	Apr 2020		I/O
Multifamily		CA	18.2	18.0	L+3.30%	5.8%	Feb 2021		I/O
Multifamily		NY	16.3	16.3	L+4.35%	6.7%	Nov 2018		I/O
Multifamily		CA	14.7	14.6	L+3.80%	6.3%	July 2020		I/O
Residential		CA	8.0	7.7	12.00%	14.7%	Feb 2020		I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily		NY	33.3	33.3	L+8.07%	10.3%	Jan 2019		I/O
Office		NJ	17.0	16.3	12.00%	12.8%	Jan 2026		I/O	(9)
Office		CA	2.6	2.6	L+8.25%	10.5%	Nov 2021		I/O
Mixed-use		IL	—	(0.2)	L+12.25%	—	Nov 2021		I/O
Total/Weighted Average			$1,756.6	$1,746.0		6.8%
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of June 30, 2018 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2018 as weighted by the Outstanding Principal balance of each loan.

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

(7)
As of June 30, 2018, the $38.6 million senior mortgage loan, which is collateralized by a hotel property located in New York, is in maturity default. See below in this Note 3 included in these consolidated financial statements for further discussion of this loan.

(8)	In June 2018, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Michigan loan to July 2019.

(9)
In May 2017, amortization began on the senior Ohio loan, which had an outstanding principal balance of $27.4 million as of June 30, 2018. In October 2017, amortization began on the senior New York loan, which had an outstanding principal balance of $29.5 million as of June 30, 2018. In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of June 30, 2018. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(10)	In February 2018, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Ohio loan to May 2019.

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

For the six months ended June 30, 2018, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2017	$1,726,283
Initial funding	247,975
Origination fees and discounts, net of costs	(2,929)
Additional funding	9,440
Amortizing payments	(405)
Loan payoffs	(237,702)
Origination fee accretion	3,355
Balance at June 30, 2018	$1,746,017

As of June 30, 2018, the $38.6 million senior mortgage loan, which is collateralized by a hotel property located in New York, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the

June 2018 maturity date. The Company evaluated this loan for impairment and concluded that no impairment charge should be recognized as of June 30, 2018 and that this loan should not be placed on non-accrual status as of June 30, 2018. This conclusion was based in part on: (1) the current estimated fair market value of the underlying collateral property and applicable reserves and (2) cash flows from operations of the underlying collateral property. The estimated fair market value of the underlying collateral property was determined using the income capitalization approach and comparable market sales approach. As of June 30, 2018, the loan is current on its regular interest payments.

Except as described above, as of June 30, 2018, all loans were paying in accordance with their contractual terms. No impairment charges have been recognized during the three and six months ended June 30, 2018 and 2017.

4.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of June 30, 2018 and December 31, 2017, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	June 30, 2018			December 31, 2017
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$446,485	$500,000		$407,853	$500,000
Citibank Facility	187,658	250,000	(1)	175,651	250,000	(1)
BAML Facility	65,311	125,000		78,320	125,000
CNB Facility	5,800	50,000		—	50,000
MetLife Facility	131,132	180,000		101,131	180,000
UBS Facility	—	140,000		34,000	140,000
U.S. Bank Facility	164,236	185,989		161,005	185,989
Secured Term Loan	110,000	110,000		110,000	110,000
Total	$1,110,622	$1,540,989		$1,067,960	$1,540,989
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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is December 14, 2018, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2020. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) one-month LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For both the three and six months ended June 30, 2018, the Company incurred a non-utilization fee of $6 thousand. For the three and six months ended June 30, 2017, the Company incurred a non-utilization fee of $83 thousand and $92 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The Citibank Facility has an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 10, 2018, subject to three 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if all three were exercised, would extend the maturity date of the Citibank Facility to December 8, 2021. Advances under the Citibank Facility accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.25% to 2.50%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility. For the three and six months ended June 30, 2018, the Company incurred a non-utilization fee of $28 thousand and $79 thousand, respectively. For the three and six months ended June 30, 2017, the Company incurred a non-utilization fee of $62 thousand and $82 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. In May 2018, the Company amended the BAML Facility to extend the period during which the Company may request individual loans under the facility to May 23, 2019. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. In addition, in May 2018, the final maturity date of individual loans under the BAML Facility was extended to May 23, 2022. Since October 2, 2017, advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.00%, subject to certain exceptions. Prior to and including October 1, 2017, advances under the BAML Facility accrued interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurs a non-utilization fee of 12.5 basis points per annum on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility is utilized. For the three and six months ended June 30, 2018, the Company incurred a non-utilization fee of $6 thousand and $17 thousand, respectively. For the three and six months ended June 30, 2017, the Company incurred a non-utilization fee of $22 thousand and $31 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In February 2018, the Company exercised a 12-month extension option on the CNB Facility to extend the initial maturity date to March 10, 2019. The Company has one additional 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the CNB Facility to March 10, 2020. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and six months ended June 30, 2018, the Company incurred a non-utilization fee of $29 thousand and $76 thousand, respectively. For the three and six months ended June 30, 2017, the Company incurred a non-utilization fee of $47 thousand and $94 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. Since August 4, 2017, advances under the MetLife Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.30%. Prior to and including August 3, 2017, advances under the MetLife Facility accrued interest at a per annum rate equal to one-month LIBOR plus a spread of 2.35%. Effective in February 2018, the Company began incurring a non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized. For the three and six months ended June 30, 2018, the Company incurred a non-utilization fee of $1 thousand and $7 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

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

U.S. Bank Facility

The Company and certain of its subsidiaries are party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For both the three and six months ended June 30, 2018, the Company did not incur a non-utilization fee. For the three and six months ended June 30, 2017, the Company incurred a non-utilization fee of $42 thousand and $83 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The initial maturity date of the Secured Term Loan is December 22, 2020, subject to one 12-month extension, which may be exercised at the Company’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Since December 22, 2017, advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. Prior to and including December 21, 2017, advances under the

Secured Term Loan accrued interest at a per annum rate equal to one-month LIBOR plus a spread of 6.00% (with a 1.00% LIBOR floor). The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three and six months ended June 30, 2018, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 7.6% and 7.4%, respectively. For both the three and six months ended June 30, 2017, the estimated per annum effective interest rate was 8.5%.

5.   COMMITMENTS AND CONTINGENCIES

As of June 30, 2018 and December 31, 2017, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	June 30, 2018	December 31, 2017
Total commitments	$1,898,841	$1,847,534
Less: funded commitments	(1,756,594)	(1,737,286)
Total unfunded commitments	$142,247	$110,248

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2018, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

6.   STOCKHOLDERS’ EQUITY

Common Stock

There were no shares issued in public or private offerings for the three and six months ended June 30, 2018. See “Equity Incentive Plan” below for shares issued under the plan.

Equity Incentive Plan

On April 23, 2012, the Company adopted an equity incentive plan. In April 2018, the Company’s board of directors authorized, and in June 2018, the Company’s stockholders approved, an amendment to the equity incentive plan to increase the total amount of shares of common stock the Company may grant thereunder to 1,390,000 shares (the “Amended and Restated 2012 Equity Incentive Plan”). Pursuant to the Amended and Restated 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units and/or other equity-based awards to the Company’s outside directors, employees of the Manager, officers, ACREM and other eligible awardees under the plan. Any restricted shares of the Company’s common stock and restricted stock units will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation, resulting in stock-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

Restricted stock grants generally vest ratably over a one to four year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock grant, classified as dividends paid, equal to the per-share dividends received by common stockholders.

The following table details the restricted stock grants awarded as of June 30, 2018:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	August 31, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
June 24, 2015	July 1, 2015	25,555
April 25, 2016	July 1, 2016	10,000
June 27, 2016	July 1, 2016	24,680
April 25, 2017	April 25, 2018	81,710
June 7, 2017	July 1, 2017	18,224
October 17, 2017	January 2, 2018	7,278
December 15, 2017	January 2, 2018	8,948
May 14, 2018	July 2, 2018	31,766
June 26, 2018	July 1, 2019	67,918
Total		496,463

The following tables summarize the (i) non-vested shares of restricted stock and (ii) the vesting schedule of shares of restricted stock for the Company’s directors and officers as of June 30, 2018:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers	Total
Balance at December 31, 2017	21,394	90,658	112,052
Granted	31,766	67,918	99,684
Vested	(13,888)	(31,707)	(45,595)
Forfeited	—	—	—
Balance at June 30, 2018	39,272	126,869	166,141

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers	Total
2018	16,718	4,478	21,196
2019	18,384	49,878	68,262
2020	3,336	49,875	53,211
2021	834	22,638	23,472
2022	—	—	—
Total	39,272	126,869	166,141

7.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017 ($ in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$9,303	$6,713	$18,621	$13,166
Divided by:
Basic weighted average shares of common stock outstanding:	28,524,775	28,475,853	28,510,384	28,472,356
Non-vested restricted stock	93,533	70,771	98,282	42,511
Diluted weighted average shares of common stock outstanding:	28,618,308	28,546,624	28,608,666	28,514,867
Basic and diluted earnings per common share	$0.33	$0.24	$0.65	$0.46

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

The income tax provision for the Company and the TRSs consisted of the following for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Current	$3	$7	$10	$10
Deferred	(7)	—	(7)	—
Excise tax	90	20	165	85
Total income tax expense, including excise tax	$86	$27	$168	$95

For the three and six months ended June 30, 2018, the Company recorded an expense of $90 thousand and $165 thousand, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2017, the Company recorded an expense of $20 thousand and $85 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on a portion of the required amount of the Company’s ordinary income and net capital gains not distributed during the year. If it is determined that the Company’s estimated current year taxable income plus any undistributed shortfall from its prior calendar year will be in excess of estimated dividend distributions (including capital gain dividend) for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of June 30, 2018, tax years 2014 through 2017 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

In accordance with ASC 820-10, the inputs used to measure fair value are summarized in the three broad levels listed below:

•	Level 1-Quoted prices in active markets for identical assets or liabilities.

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

As of June 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities required to be recorded at fair value on a recurring or nonrecurring basis.

As of June 30, 2018 and December 31, 2017, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		June 30, 2018		December 31, 2017
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,746,017	$1,756,594	$1,726,283	$1,737,286
Financial liabilities:
Secured funding agreements	2	$1,000,622	$1,000,622	$957,960	$957,960
Secured term loan	2	107,980	110,000	107,595	110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	271,392	272,927	271,211	272,927

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

In exchange for its services, ACREM is entitled to receive a base management fee, an incentive fee, expense reimbursements, grants of equity-based awards pursuant to the Company’s Amended and Restated 2012 Equity Incentive Plan and a termination fee, if applicable.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 6 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For both the three and six months ended June 30, 2018, the Company incurred incentive fees of $610 thousand. For the three and six months ended June 30, 2017, the Company incurred incentive fees of $113 thousand and $381 thousand, respectively.

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

The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2018 and 2017 and amounts payable to the Company’s Manager as of June 30, 2018 and December 31, 2017 ($ in thousands):

	Incurred				Payable
	For the three months ended June 30,		For the six months ended June 30,		As of
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Affiliate Payments
Management fees	$1,563	$1,541	$3,121	$3,085	$1,563	$1,549
Incentive fees	610	113	610	381	610	—
General and administrative expenses	830	949	1,754	1,897	900	1,016
Direct costs (1)	39	28	141	88	16	63
Total	$3,042	$2,631	$5,626	$5,451	$3,089	$2,628
______________________________________________________________________________

(1)	For the three and six months ended June 30, 2018 and 2017, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments.

In May 2018, the Company participated at closing in originating a $25.0 million mezzanine loan commitment on the construction of a mixed-use property located in Illinois, with a participation interest of $15.3 million held by the Company and $9.7 million held by other investment vehicles managed by affiliates of our Manager. As of June 30, 2018, there was no outstanding principal balance on this mezzanine loan.

11.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2018 and 2017 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 1, 2018	June 29, 2018	July 17, 2018	$0.28	$8,036
March 1, 2018	March 29, 2018	April 17, 2018	0.28	8,008
Total cash dividends declared for the six months ended June 30, 2018			$0.56	$16,044

May 2, 2017	June 30, 2017	July 17, 2017	$0.27	$7,718
March 7, 2017	March 31, 2017	April 17, 2017	0.27	7,690
Total cash dividends declared for the six months ended June 30, 2017			$0.54	$15,408

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

As of June 30, 2018, the Notes were collateralized by interests in a pool of twelve mortgage assets having a total principal balance of approximately $289.6 million (the “Mortgage Assets”) that were originated by a subsidiary of the Company and approximately $51.6 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2017, the Notes were collateralized by interests in a pool of thirteen mortgage assets having a total principal balance of approximately $341.2 million that were originated by a subsidiary of the Company. During the reinvestment period ending on March 15, 2019, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of June 30, 2018, the Company’s maximum risk of loss was $68.2 million, which represents the carrying value of its investment in the CLO Securitization. For the three and six months ended June 30, 2018, the Company incurred interest expense related to the CLO Securitization of $2.6 million and $4.9 million, respectively. For the three and six months ended June 30, 2017, the Company incurred interest expense related to the CLO Securitization of $1.9 million and $2.5 million, respectively. Interest expense related to the CLO Securitization is included within interest expense in the Company’s consolidated statements of operations.

13.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2018, except as disclosed below.

On July 26, 2018, the Company declared a cash dividend of $0.29 per common share for the third quarter of 2018. The third quarter 2018 dividend is payable on October 16, 2018 to common stockholders of record as of September 28, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K, and Amendment No. 1 thereto on Form 10-K/A for the fiscal year ended December 31, 2017 (collectively, our “Annual Report on Form 10-K”). In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those expressed in the forward-looking statements for any reason, including the factors set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K and elsewhere in this quarterly report on Form 10-Q.

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

Developments During the Second Quarter of 2018:

•	ACRE originated a $39.2 million senior mortgage loan on a multifamily property located in South Carolina.

•	ACRE originated a $32.9 million senior mortgage loan on a hotel property located in Illinois.

•	ACRE originated a $68.1 million senior mortgage loan on a portfolio of hotel properties located in Oregon and Washington.

•	ACRE originated a $15.3 million mezzanine loan on the construction of a mixed-use property located in Illinois.

•	ACRE originated a $59.6 million senior mortgage loan on an office property located in Illinois.

•
ACRE amended the BAML Facility (as defined below), which has a commitment amount of $125.0 million, to extend the period during which we may request individual loans under the facility to May 23, 2019. In addition, the final maturity date of individual loans under the BAML Facility was extended to May 23, 2022.

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

Investment Portfolio

As of June 30, 2018, our portfolio totaled 45 loans held for investment, excluding 65 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of June 30, 2018, the aggregate originated commitment under these loans at closing was approximately $2.0 billion and outstanding principal was $1.8 billion. During the six months ended June 30, 2018, we funded approximately $257.4 million of outstanding principal and received repayments of $238.1 million of outstanding principal. As of June 30, 2018, 91.2% of our loans have LIBOR floors, with a weighted average floor of 1.00%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of June 30, 2018, all loans were paying in accordance with their contractual terms. During the six months ended June 30, 2018, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of June 30, 2018 ($ in thousands):

	As of June 30, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,694,056	$1,703,716	5.0%	6.7%	1.8
Subordinated debt and preferred equity investments	51,961	52,878	9.5%	11.1%	2.9
Total loans held for investment portfolio	$1,746,017	$1,756,594	5.1%	6.8%	1.8
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of June 30, 2018 as weighted by the Outstanding Principal balance of each loan.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K. See Note 2 to our consolidated financial statements included in this quarterly report on Form 10-Q, which describes the recently issued accounting pronouncements that were adopted or not yet required to be adopted by us.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net interest margin	$13,636	$10,411	$26,773	$20,750
Total expenses	4,247	3,671	7,984	7,464
Income before income taxes	9,389	6,740	18,789	13,286
Income tax expense, including excise tax	86	27	168	95
Net income attributable to ACRE	9,303	6,713	18,621	13,191
Less: Net income attributable to non-controlling interests	—	—	—	(25)
Net income attributable to common stockholders	$9,303	$6,713	$18,621	$13,166

The following tables set forth select details of our consolidated results of operations for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

Net Interest Margin

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Interest income from loans held for investment	$29,604	$22,643	$57,040	$43,770
Interest expense	(15,968)	(12,232)	(30,267)	(23,020)
Net interest margin	$13,636	$10,411	$26,773	$20,750

For the three months ended June 30, 2018 and 2017, net interest margin was approximately $13.6 million and $10.4 million, respectively. For the three months ended June 30, 2018 and 2017, interest income from loans held for investment of $29.6 million and $22.6 million, respectively, was generated by weighted average earning assets of $1.7 billion and $1.4 billion, respectively, offset by $16.0 million and $12.2 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. For the three months ended June 30, 2018 and 2017, the weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and securitization debt and the Secured Term Loan (defined below) were $1.4 billion and $1.0 billion, respectively. The increase in interest income from loans held for investment and interest expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the three months ended June 30, 2018.

For the six months ended June 30, 2018 and 2017, net interest margin was approximately $26.8 million and $20.8 million, respectively. For the six months ended June 30, 2018 and 2017, interest income from loans held for investment of

$57.0 million and $43.8 million, respectively, was generated by weighted average earning assets of $1.7 billion and $1.4 billion, respectively, offset by $30.3 million and $23.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. For the six months ended June 30, 2018 and 2017, the weighted average borrowings under the Secured Funding Agreements and securitization debt and the Secured Term Loan were $1.3 billion and $1.0 billion, respectively. The increase in interest income from loans held for investment and interest expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the six months ended June 30, 2018.

Operating Expenses

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Management and incentive fees to affiliate	$2,173	$1,654	$3,731	$3,466
Professional fees	455	428	936	819
General and administrative expenses	789	640	1,563	1,282
General and administrative expenses reimbursed to affiliate	830	949	1,754	1,897
Total expenses	$4,247	$3,671	$7,984	$7,464

For the three months ended June 30, 2018 and 2017, we incurred operating expenses of $4.2 million and $3.7 million, respectively. As discussed below, the increase in operating expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily relates to an increase in incentive fees due to our Manager for the three months ended June 30, 2018.

For the six months ended June 30, 2018 and 2017, we incurred operating expenses of $8.0 million and $7.5 million, respectively. As discussed below, the increase in operating expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily relates to an increase in incentive fees due to our Manager and an increase in stock-based compensation expense for the six months ended June 30, 2018.

Related Party Expenses

For the three months ended June 30, 2018, related party expenses included $2.2 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $1.6 million in management fees and $0.6 million in incentive fees. For the three months ended June 30, 2018, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended June 30, 2017, related party expenses included $1.7 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $1.5 million in management fees and $0.1 million in incentive fees. For the three months ended June 30, 2017, related party expenses also included $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management fees and allocable general and administrative expenses due to our Manager were relatively consistent for both periods. The increase in incentive fees due to our Manager for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily relates to an increase in our Core Earnings (as defined below) for the twelve months ended June 30, 2018. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

For the six months ended June 30, 2018, related party expenses included $3.7 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $3.1 million in management fees and $0.6 million in incentive fees. For the six months ended June 30, 2018, related party expenses also included $1.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the six months ended June 30, 2017, related party expenses included $3.5 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $3.1 million in management fees and $0.4 million in incentive fees. For the six months ended June 30, 2017, related party expenses also included $1.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management fees and allocable general and administrative expenses due to our Manager were relatively consistent for both periods. The increase in incentive fees due to our Manager for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily relates to an increase in our Core Earnings for the twelve months ended June 30, 2018.

Other Expenses

For the three months ended June 30, 2018 and 2017, professional fees were $0.5 million and $0.4 million, respectively, which were relatively consistent for both periods. For the three months ended June 30, 2018 and 2017, general and administrative expenses were $0.8 million and $0.6 million, respectively. The increase in general and administrative expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily relates to an increase in stock-based compensation expense due to new restricted stock grants awarded after June 30, 2017.

For the six months ended June 30, 2018 and 2017, professional fees were $0.9 million and $0.8 million, respectively, which were relatively consistent for both periods. For the six months ended June 30, 2018 and 2017, general and administrative expenses were $1.6 million and $1.3 million, respectively. The increase in general and administrative expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily relates to an increase in stock-based compensation expense due to new restricted stock grants awarded after June 30, 2017.

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

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2018 and 2017 ($ in thousands):

	For the six months ended June 30,
	2018	2017
Net income	$18,621	$13,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(496)	(147)
Net cash provided by (used in) operating activities	18,125	13,044
Net cash provided by (used in) investing activities	(67,641)	(324,858)
Net cash provided by (used in) financing activities	26,218	270,271
Change in cash, cash equivalents and restricted cash	$(23,298)	$(41,543)

During the six months ended June 30, 2018 and 2017, cash, cash equivalents and restricted cash decreased by $23.3 million and $41.5 million, respectively.

Operating Activities

For the six months ended June 30, 2018 and 2017, net cash provided by operating activities totaled $18.1 million and $13.0 million, respectively. For the six months ended June 30, 2018, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $3.4 million and amortization of deferred financing costs of $2.9 million. For the six months ended June 30, 2017, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $2.6 million and amortization of deferred financing costs of $3.9 million.

Investing Activities

For the six months ended June 30, 2018 and 2017, net cash used in investing activities totaled $67.6 million and $324.9 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination of new loans held for investment exceeding the cash received from principal repayment of loans held for investment for the six months ended June 30, 2018 and 2017.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities totaled $26.2 million and primarily related to proceeds from our Secured Funding Agreements of $367.0 million, partially offset by repayments of our Secured Funding Agreements of $324.3 million. For the six months ended June 30, 2017, net cash provided by financing activities totaled $270.3 million and primarily related to proceeds from our Secured Funding Agreements of $376.1 million and proceeds from the issuance of debt of consolidated variable interest entities (“VIEs”) of $272.9 million, partially offset by repayments of our Secured Funding Agreements of $347.1 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements and the Secured Term Loan (collectively, the "Financing Agreements") are described in the following table ($ in thousands):

	As of
	June 30, 2018							December 31, 2017
	Total Commitment		Outstanding Balance	Interest Rate		Maturity Date		Total Commitment		Outstanding Balance	Interest Rate		Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000		$446,485	LIBOR+1.75 to 2.35%		December 14, 2018	(1)	$500,000		$407,853	LIBOR+1.75 to 2.35%		December 14, 2018	(1)
Citibank Facility	250,000	(2)	187,658	LIBOR+2.00 to 2.50%		December 10, 2018	(2)	250,000	(2)	175,651	LIBOR+2.25 to 2.50%		December 10, 2018	(2)
BAML Facility	125,000		65,311	LIBOR+1.75 to 2.00%		May 23, 2019	(3)	125,000		78,320	LIBOR+2.00%		May 24, 2018	(3)
CNB Facility	50,000		5,800	LIBOR+3.00%		March 10, 2019	(4)	50,000		—	LIBOR+3.00%		March 11, 2018	(4)
MetLife Facility	180,000		131,132	LIBOR+2.30%		August 12, 2020	(5)	180,000		101,131	LIBOR+2.30%		August 12, 2020	(5)
UBS Facility	140,000		—	LIBOR+1.88 to 2.28%	(6)	October 21, 2018		140,000		34,000	LIBOR+1.88 to 2.28%	(6)	October 21, 2018
U.S. Bank Facility	185,989		164,236	LIBOR+1.85 to 2.25%		July 31, 2020	(7)	185,989		161,005	LIBOR+1.85 to 2.25%		July 31, 2020	(7)
Subtotal	$1,430,989		$1,000,622					$1,430,989		$957,960

Secured Term Loan	$110,000		$110,000	LIBOR+5.00%		December 22, 2020	(8)	$110,000		$110,000	LIBOR+5.00%		December 22, 2020	(8)
Total	$1,540,989		$1,110,622					$1,540,989		$1,067,960
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

(3)
Individual advances on loans under the Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. In May 2018, we amended the

BAML Facility to extend the period during which we may request individual loans under the facility to May 23, 2019. In addition, the final maturity date of individual loans under the BAML Facility was extended to May 23, 2022.

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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of June 30, 2018, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of June 30, 2018, the carrying amount and outstanding principal of our CLO Securitization was $271.4 million and $272.9 million, respectively. See Note 12 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

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

RECENT DEVELOPMENTS

On July 26, 2018, we declared a cash dividend of $0.29 per common share for the third quarter of 2018. The third quarter 2018 dividend is payable on October 16, 2018 to common stockholders of record as of September 28, 2018.

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

For the three and six months ended June 30, 2018, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Up 300 basis points	$3.0	$5.6
Up 200 basis points	$2.0	$3.8
Up 100 basis points	$1.0	$2.0
Down to 0 basis points	$2.0	$3.5
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2018, we were not subject to any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, and Amendment No. 1 thereto on Form 10-K/A for the year ended December 31, 2017 (collectively, our “Annual Report on Form 10-K”). You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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
10.1*
Amendment No. 3 to Amended and Restated Bridge Loan Warehousing Credit and Security Agreement, dated as of May 24, 2018, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders. (5)

10.2*	Amended and Restated 2012 Equity Incentive Plan. (6)
10.3*	Form of Restricted Stock Award Agreement with officers. (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 29, 2016.
(2)	Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001‑35517), filed on May 30, 2018.
(6)	Incorporated by reference to Exhibits 10.1 and 10.3, as applicable, to the Company’s Form S-8 (File No. 333-225891), filed on June 26, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	July 26, 2018	By:	/s/ James A. Henderson
James A. Henderson
Chief Executive Officer, Chief Investment Officer and President (Principal Executive Officer)

Date:	July 26, 2018	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)