Form 10-Q
period 2018-09-30
Ares Commercial Real Estate Corp
filed 2018-10-30
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common stock, $0.01 par value	28,698,600

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$5,034	$28,343
Restricted cash	379	379
Loans held for investment ($286,265 and $341,158 related to consolidated VIEs, respectively)	1,658,862	1,726,283
Other assets ($750 and $945 of interest receivable related to consolidated VIEs, respectively; $54,893 of other receivables related to consolidated VIEs as of September 30, 2018)	67,237	15,214
Total assets	$1,731,512	$1,770,219
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$912,410	$957,960
Secured term loan	108,151	107,595
Collateralized loan obligation securitization debt (consolidated VIE)	271,335	271,211
Due to affiliate	2,512	2,628
Dividends payable	8,323	7,722
Other liabilities ($480 and $414 of interest payable related to consolidated VIEs, respectively)	4,623	3,933
Total liabilities	1,307,354	1,351,049
Commitments and contingencies (Note 5)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2018 and December 31, 2017, and 28,698,600 and 28,598,916 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	283	283
Additional paid-in capital	421,415	420,637
Accumulated earnings (deficit)	2,460	(1,750)
Total stockholders' equity	424,158	419,170
Total liabilities and stockholders' equity	$1,731,512	$1,770,219

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net interest margin:
Interest income from loans held for investment	$30,362	$28,551	$87,401	$72,321
Interest expense	(16,378)	(13,825)	(46,645)	(36,845)
Net interest margin	13,984	14,726	40,756	35,476
Expenses:
Management and incentive fees to affiliate	1,571	1,554	5,302	5,020
Professional fees	498	350	1,435	1,169
General and administrative expenses	852	724	2,415	2,006
General and administrative expenses reimbursed to affiliate	870	986	2,624	2,883
Total expenses	3,791	3,614	11,776	11,078
Income before income taxes	10,193	11,112	28,980	24,398
Income tax expense, including excise tax	236	54	403	149
Net income attributable to ACRE	9,957	11,058	28,577	24,249
Less: Net income attributable to non-controlling interests	—	—	—	(25)
Net income attributable to common stockholders	$9,957	$11,058	$28,577	$24,224
Earnings per common share:
Basic and diluted earnings per common share	$0.35	$0.39	$1.00	$0.85
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,542,828	28,481,298	28,521,317	28,475,369
Diluted weighted average shares of common stock outstanding	28,698,600	28,582,690	28,638,973	28,537,723
Dividends declared per share of common stock	$0.29	$0.27	$0.85	$0.81

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	28,598,916	$283	$420,637	$(1,750)	$419,170
Stock‑based compensation	99,684	—	778	—	778
Net income	—	—	—	28,577	28,577
Dividends declared	—	—	—	(24,367)	(24,367)
Balance at September 30, 2018	28,698,600	$283	$421,415	$2,460	$424,158

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities:
Net income	$28,577	$24,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	4,317	5,596
Accretion of deferred loan origination fees and costs	(5,542)	(4,893)
Stock-based compensation	778	372
Changes in operating assets and liabilities:
Other assets	(197)	(1,988)
Due to affiliate	(116)	(132)
Other liabilities	471	692
Net cash provided by (used in) operating activities	28,288	23,896
Investing activities:
Issuance of and fundings on loans held for investment	(366,839)	(504,554)
Principal repayment of loans held for investment	381,477	273,985
Receipt of origination fees	4,004	6,138
Net cash provided by (used in) investing activities	18,642	(224,431)
Financing activities:
Proceeds from secured funding agreements	465,696	533,880
Repayments of secured funding agreements	(511,246)	(584,365)
Payment of secured funding costs	(924)	(7,445)
Proceeds from issuance of debt of consolidated VIEs	—	272,927
Dividends paid	(23,765)	(22,814)
Contributions from non-controlling interests	—	12
Distributions to non-controlling interests	—	(10,681)
Net cash provided by (used in) financing activities	(70,239)	181,514
Change in cash, cash equivalents and restricted cash	(23,309)	(19,021)
Cash, cash equivalents and restricted cash, beginning of period	28,722	47,645
Cash, cash equivalents and restricted cash, end of period	$5,413	$28,624

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2018
(in thousands, except share and per share data, percentages and as otherwise indicated)
(unaudited)

1.   ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company primarily engaged in originating and investing in commercial real estate loans and related investments. Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a subsidiary of Ares Management, L.P. (NYSE: ARES) (“Ares Management” or “Ares”), a publicly traded, leading global alternative asset manager, it has investment professionals strategically located across the United States and Europe who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement (the “Management Agreement”).

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of
	September 30, 2018	September 30, 2017
Cash and cash equivalents	$5,034	$28,245
Restricted cash	379	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$5,413	$28,624

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. As of September 30, 2018 and December 31, 2017, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

A reconciliation of the Company's interest income from loans held for investment, excluding non-controlling interests, to the Company's interest income from loans held for investment as included within its consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 is as follows ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Interest income from loans held for investment, excluding non-controlling interests	$30,362	$28,551	$87,401	$72,286
Interest income from non-controlling interest investment held by third parties	—	—	—	35
Interest income from loans held for investment	$30,362	$28,551	$87,401	$72,321

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company's loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt and the Secured Term Loan (individually defined in Note 4 included in these consolidated financial statements) in net interest margin. For the three and nine months ended September 30, 2018 and 2017, interest expense is comprised of the following ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Secured funding agreements and securitizations debt	$14,200	$10,312	$40,361	$26,635
Secured term loan	2,178	3,513	6,284	10,210
Interest expense	$16,378	$13,825	$46,645	$36,845
Comprehensive Income
For the three and nine months ended September 30, 2018 and 2017, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity and noncontrolling interests presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company plans to use the new presentation of consolidated statement of stockholders' equity beginning in 2019. The final rule is effective on November 5, 2018.

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2018, the Company’s portfolio included 44 loans held for investment, excluding 69 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion as of September 30, 2018. During the nine months ended September 30, 2018, the Company funded approximately $367.4 million of outstanding principal and received repayments of $436.4 million of outstanding principal, as described in more detail in the tables below. Such investments are referred to herein as the Company’s “investment portfolio.” As of September 30, 2018, 90.4% of the Company’s loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1.11%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2018 and December 31, 2017 ($ in thousands):

	As of September 30, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,636,884	$1,645,387	5.1%	6.8%	1.6
Subordinated debt and preferred equity investments	21,978	22,937	12.0%	13.4%	5.8
Total loans held for investment portfolio	$1,658,862	$1,668,324	5.2%	6.9%	1.7

	As of December 31, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,674,169	$1,684,439	4.8%	6.2%	1.9
Subordinated debt and preferred equity investments	52,114	52,847	9.5%	10.8%	3.4
Total loans held for investment portfolio	$1,726,283	$1,737,286	5.0%	6.3%	2.0
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2018 and December 31, 2017 as weighted by the Outstanding Principal balance of each loan.

A more detailed listing of the Company’s investment portfolio based on information available as of September 30, 2018 is as follows ($ in millions, except percentages):

Loan Type		Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Self Storage	(5)	Diversified	$116.7	$116.7	L+4.35%	7.4%	Oct 2018		I/O
Multifamily		FL	89.7	89.5	L+4.75%	7.6%	Sep 2019		I/O
Various	(6)	Diversified	82.3	82.3	L+4.75%	7.7%	Oct 2018		I/O
Hotel		Diversified	68.0	67.3	L+3.60%	6.3%	Sep 2021		I/O
Office		TX	67.2	66.7	L+3.60%	6.4%	July 2020		I/O
Multifamily		UT	63.3	63.0	L+3.25%	5.8%	Dec 2020		I/O
Hotel		OR/WA	62.4	61.8	L+3.45%	6.2%	May 2021		I/O
Office		IL	60.4	59.9	L+3.75%	6.6%	Dec 2020		I/O
Office		IL	59.9	59.7	L+3.99%	6.7%	Aug 2019		I/O
Office		IL	54.1	53.8	L+3.95%	6.6%	June 2021		I/O
Office		NJ	53.1	52.7	L+4.65%	7.5%	July 2020		I/O
Industrial		MN	51.6	51.2	L+3.15%	5.9%	Dec 2020		I/O
Mixed-use		CA	49.0	48.7	L+4.00%	6.7%	Apr 2021		I/O
Multifamily		FL	45.4	45.3	L+4.75%	7.6%	Sep 2019		I/O
Multifamily		TX	42.7	42.5	L+3.30%	5.9%	Dec 2020		I/O
Student Housing		CA	41.8	41.5	L+3.95%	6.8%	July 2020		I/O
Student Housing		TX	40.6	40.3	L+4.75%	7.6%	Jan 2021		I/O
Hotel		CA	40.0	39.7	L+4.12%	6.7%	Jan 2021		I/O
Multifamily		SC	38.9	38.7	L+3.36%	6.1%	May 2021		I/O
Student Housing		NC	38.7	38.6	L+4.00%	7.3%	Feb 2019		I/O
Hotel		NY	38.6	38.6	L+4.75%	7.0%	Dec 2018	(7)	I/O
Hotel		MI	35.2	35.2	L+4.15%	6.4%	July 2019	(8)	I/O
Hotel		MN	31.5	31.2	L+3.55%	6.2%	Aug 2021		I/O
Multifamily		NY	30.1	29.9	L+3.20%	5.8%	Dec 2020		I/O
Multifamily		NY	29.5	29.5	L+3.75%	6.3%	Oct 2018		P/I	(9)
Multifamily		TX	27.5	27.4	L+3.20%	6.0%	Oct 2020		I/O
Industrial		OH	27.3	27.2	L+4.20%	6.7%	May 2019	(10)	P/I	(9)
Office		CO	26.7	26.5	L+4.15%	6.9%	June 2021		I/O
Multifamily		CA	26.4	26.3	L+3.85%	6.6%	July 2020		I/O
Student Housing		AL	24.1	24.0	L+4.45%	7.3%	Feb 2020		I/O
Student Housing		TX	24.0	23.8	L+4.10%	6.9%	Jan 2021		I/O
Multifamily		CA	23.0	22.9	L+3.90%	6.5%	Mar 2021		I/O
Hotel		IL	19.7	19.4	L+4.40%	7.3%	May 2021		I/O
Office		PA	19.6	19.5	L+4.70%	7.5%	Mar 2020		I/O
Multifamily		CA	19.1	18.9	L+3.30%	5.9%	Feb 2021		I/O
Multifamily		FL	19.0	18.9	L+4.00%	6.6%	Nov 2020		I/O
Office		FL	18.4	18.3	L+4.30%	7.1%	Apr 2020		I/O
Multifamily		NY	16.3	16.3	L+4.35%	6.9%	Nov 2018		I/O
Multifamily		CA	15.0	14.9	L+3.80%	6.5%	July 2020		I/O
Residential		CA	8.6	8.3	12.00%	14.8%	Feb 2020		I/O
Subordinated Debt and Preferred Equity Investments:
Office		NJ	17.0	16.4	12.00%	12.8%	Jan 2026		I/O	(9)
Residential		HI	3.3	3.2	14.00%	18.6%	Apr 2019		I/O
Office		CA	2.6	2.6	L+8.25%	10.6%	Nov 2021		I/O
Mixed-use		IL	—	(0.2)	L+12.25%	—	Nov 2021		I/O
Total/Weighted Average			$1,668.3	$1,658.9		6.9%
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs. For the loans held for investment that represent co-investments with other investment vehicles managed by Ares Management (See Note 10 included in these consolidated financial statements for additional information on co-investments), only the portion of Carrying Amount and Outstanding Principal held by the Company is reflected.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of September 30, 2018 or the LIBOR floor, as applicable. The Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2018 as weighted by the Outstanding Principal balance of each loan.

(3)
Certain loans are subject to contractual extension options that generally vary between one and two 12-month extensions and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.

(4)	I/O = interest only, P/I = principal and interest.

(5)
Prior to December 2017, the $116.7 million senior mortgage loan collateralized by a portfolio of self storage properties was in payment default due to the failure of the borrower to repay an amount equal to $42.5 million with respect to the retail and office properties (which included $37.0 million of allocated loan amount and $5.5 million of release premium). This payment amount was due in September 2017, which was prior to the initial maturity date of the loan in October 2018. In December 2017, the borrower repaid $25.1 million with respect to the office property (which included $21.8 million of allocated loan amount and $3.3 million of release premium). In conjunction with the repayment with respect to the office property, the senior mortgage loan was modified to, among other things, waive the payment default on the loan and extend the repayment obligation with respect to the retail property to January 2018. On January 31, 2018, the Company received a repayment of outstanding principal of $17.4 million (which included $15.1 million of allocated loan amount and $2.3 million of release premium). The principal repayments related to the retail and office properties resulted in the release of the retail and office properties from the collateral pool. Subsequent to the principal repayments, the outstanding principal balance of the senior mortgage loan was $116.7 million and was collateralized by a portfolio of self storage properties. See Note 13 included in these consolidated financial statements for a subsequent event related to this loan.

(6)
Prior to December 2017, the $82.3 million senior mortgage loan collateralized by a portfolio of self storage properties and one retail property was in payment default due to the failure of the borrower to repay an amount equal to $13.9 million with respect to the retail property (which included $12.1 million of allocated loan amount and $1.8 million of release premium). This payment amount was due in September 2017, which was prior to the initial maturity date of the loan in October 2018. In December 2017, the senior mortgage loan was modified to, among other things, waive the payment default on the loan and extend the repayment obligation with respect to the retail property to the maturity date of the loan in October 2018. The senior mortgage loan continues to have a recourse payment guarantee of up to $12.1 million from an individual who is the indirect owner of the underlying collateral and an affiliate of the borrower. See Note 13 included in these consolidated financial statements for a subsequent event related to this loan.

(7)
Prior to September 2018, the $38.6 million senior mortgage loan, which is collateralized by a hotel property located in New York, was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the June 2018 maturity date. In September 2018, the senior mortgage loan was modified to, among other things, extend the repayment obligation to December 2018. As of September 30, 2018, the senior mortgage loan was not in maturity default.

(8)	In June 2018, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Michigan loan to July 2019.

(9)
In May 2017, amortization began on the senior Ohio loan, which had an outstanding principal balance of $27.3 million as of September 30, 2018. In October 2017, amortization began on the senior New York loan, which had an outstanding principal balance of $29.5 million as of September 30, 2018. In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of September 30, 2018. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

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

For the nine months ended September 30, 2018, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2017	$1,726,283
Initial funding	349,524
Origination fees and discounts, net of costs	(4,002)
Additional funding	17,885
Amortizing payments	(565)
Loan payoffs	(435,805)
Origination fee accretion	5,542
Balance at September 30, 2018	$1,658,862

As of September 30, 2018, all loans were paying in accordance with their contractual terms. No impairment charges have been recognized during the three and nine months ended September 30, 2018 and 2017.

4.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of September 30, 2018 and December 31, 2017, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	September 30, 2018			December 31, 2017
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$334,825	$500,000		$407,853	$500,000
Citibank Facility	238,571	250,000	(1)	175,651	250,000	(1)
BAML Facility	65,311	125,000		78,320	125,000
CNB Facility	600	50,000		—	50,000
MetLife Facility	131,132	180,000		101,131	180,000
UBS Facility	—	140,000		34,000	140,000
U.S. Bank Facility	141,971	185,989		161,005	185,989
Secured Term Loan	110,000	110,000		110,000	110,000
Total	$1,022,410	$1,540,989		$1,067,960	$1,540,989
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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is December 14, 2018, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2020. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of (i) one-month LIBOR plus (ii) a pricing margin range of 1.75% to 2.35%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three and nine months ended September 30, 2018, the Company incurred a non-utilization fee of $29 thousand and $35 thousand, respectively. For the three and nine months ended September 30, 2017, the Company incurred a non-utilization fee of $148 thousand and $240 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $250.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The Citibank Facility has an accordion feature that provides for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 10, 2018, subject to three 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if all three were exercised, would extend the maturity date of the Citibank Facility to December 8, 2021. Advances under the Citibank Facility accrue interest at a per annum rate equal to one-month LIBOR plus a pricing margin range of 2.25% to 2.50%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility. For the three and nine months ended September 30, 2018, the Company incurred a non-utilization fee of $31 thousand and $109 thousand, respectively. For the three and nine months ended September 30, 2017, the Company incurred a non-utilization fee of $36 thousand and $118 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. In May 2018, the Company amended the BAML Facility to extend the period during which the Company may request individual loans under the facility to May 23, 2019. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. In addition, in May 2018, the final maturity date of individual loans under the BAML Facility was extended to May 23, 2022. Since October 2, 2017, advances under the BAML Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.00%, subject to certain exceptions. Prior to and including October 1, 2017, advances under the BAML Facility accrued interest at a per annum rate equal to one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurs a non-utilization fee of 12.5 basis points per annum on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility is utilized. For the three months ended September 30, 2018, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2018, the Company incurred a non-utilization fee of $17 thousand. For the three and nine months ended September 30, 2017, the Company incurred a non-utilization fee of $11 thousand and $42 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

 CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In February 2018, the Company exercised a 12-month extension option on the CNB

Facility to extend the initial maturity date to March 10, 2019. The Company has one additional 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the CNB Facility to March 10, 2020. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2018, the Company incurred a non-utilization fee of $48 thousand and $123 thousand, respectively. For the three and nine months ended September 30, 2017, the Company incurred a non-utilization fee of $46 thousand and $140 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. Since August 4, 2017, advances under the MetLife Facility accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.30%. Prior to and including August 3, 2017, advances under the MetLife Facility accrued interest at a per annum rate equal to one-month LIBOR plus a spread of 2.35%. Effective in February 2018, the Company began incurring a non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized. For the three months ended September 30, 2018, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2018, the Company incurred a non-utilization fee of $7 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

UBS Facility

The Company and certain of its subsidiaries are party to a $140.0 million revolving master repurchase facility with UBS Real Estate Securities Inc. (“UBS”) (the “UBS Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans and, under certain circumstances, other assets meeting defined eligibility criteria that are approved by UBS in its sole discretion. The maturity date of the UBS Facility is October 21, 2018, subject to annual extensions in UBS’ sole discretion. The interest rate on advances under the UBS Facility is one-month LIBOR plus (a) 1.88% per annum, for assets that are subject to an advance for one year or less, (b) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years and (c) 2.28% per annum, for assets that are subject to an advance for greater than two years. See Note 13 included in these consolidated financial statements for a subsequent event related to the UBS Facility.

U.S. Bank Facility

The Company and certain of its subsidiaries are party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For both the three and nine months ended September 30, 2018, the Company did not incur a non-utilization fee. For the three months ended September 30, 2017, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2017, the Company incurred a non-utilization fee of $83 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The initial maturity date of the Secured Term Loan is December 22, 2020, subject to one 12-month extension, which may be exercised at the Company’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Since December 22, 2017, advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. Prior to and including December 21, 2017, advances under the Secured Term Loan accrued interest at a per annum rate equal to one-month LIBOR plus a spread of 6.00% (with a 1.00% LIBOR floor). The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three and nine months ended September 30, 2018, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 7.7% and 7.5%, respectively. For the three and nine months ended September 30, 2017, the estimated per annum effective interest rate was 8.7% and 8.6%, respectively.

5.   COMMITMENTS AND CONTINGENCIES

As of September 30, 2018 and December 31, 2017, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2018	December 31, 2017
Total commitments	$1,814,832	$1,847,534
Less: funded commitments	(1,668,324)	(1,737,286)
Total unfunded commitments	$146,508	$110,248

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2018, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

6.   STOCKHOLDERS’ EQUITY

Common Stock

There were no shares issued in public or private offerings for the three and nine months ended September 30, 2018. See “Equity Incentive Plan” below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of September 30, 2018:

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

The following tables summarize the (i) non-vested shares of restricted stock and (ii) the vesting schedule of shares of restricted stock for the Company’s directors and officers as of September 30, 2018:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers	Total
Balance at December 31, 2017	21,394	90,658	112,052
Granted	31,766	67,918	99,684
Vested	(22,248)	(33,946)	(56,194)
Forfeited	—	—	—
Balance at September 30, 2018	30,912	124,630	155,542

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers	Total
2018	8,358	2,239	10,597
2019	18,384	49,878	68,262
2020	3,336	49,875	53,211
2021	834	22,638	23,472
2022	—	—	—
Total	30,912	124,630	155,542

7.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017 ($ in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$9,957	$11,058	$28,577	$24,224
Divided by:
Basic weighted average shares of common stock outstanding:	28,542,828	28,481,298	28,521,317	28,475,369
Non-vested restricted stock	155,772	101,392	117,656	62,354
Diluted weighted average shares of common stock outstanding:	28,698,600	28,582,690	28,638,973	28,537,723
Basic and diluted earnings per common share	$0.35	$0.39	$1.00	$0.85

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

The income tax provision for the Company and the TRSs consisted of the following for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Current	$134	$4	$143	$14
Deferred	7	—	—	—
Excise tax	95	50	260	135
Total income tax expense, including excise tax	$236	$54	$403	$149

For the three and nine months ended September 30, 2018, the Company incurred an expense of $95 thousand and $260 thousand, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2017, the Company incurred an expense of $50 thousand and $135 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on a portion of the required amount of the Company’s ordinary income and net capital gains not distributed during the year. If it is determined that the Company’s estimated current year taxable income plus any undistributed shortfall from its prior calendar year will be in excess of estimated dividend distributions (including capital gain dividend) for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of September 30, 2018, tax years 2015 through 2018 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities required to be recorded at fair value on a recurring or nonrecurring basis.

As of September 30, 2018 and December 31, 2017, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2018		December 31, 2017
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,658,862	$1,668,324	$1,726,283	$1,737,286
Financial liabilities:
Secured funding agreements	2	$912,410	$912,410	$957,960	$957,960
Secured term loan	2	108,151	110,000	107,595	110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	271,335	272,927	271,211	272,927

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 6 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the three months ended September 30, 2018, no incentive fees were incurred. For the nine months ended September 30, 2018, the Company incurred incentive fees of $610 thousand. For the three months ended September 30, 2017, no incentive fees were incurred. For the nine months ended September 30, 2017, the Company incurred incentive fees of $381 thousand.

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

The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2018 and 2017 and amounts payable to the Company’s Manager as of September 30, 2018 and December 31, 2017 ($ in thousands):

	Incurred				Payable
	For the three months ended September 30,		For the nine months ended September 30,		As of
	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Affiliate Payments
Management fees	$1,571	$1,554	$4,692	$4,639	$1,571	$1,549
Incentive fees	—	—	610	381	—	—
General and administrative expenses	870	986	2,624	2,883	920	1,016
Direct costs (1)	30	89	172	177	21	63
Total	$2,471	$2,629	$8,098	$8,080	$2,512	$2,628
______________________________________________________________________________

(1)	For the three and nine months ended September 30, 2018 and 2017, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets.

In May 2018, the Company participated in originating a $25.0 million mezzanine loan commitment on the construction of a mixed-use property located in Illinois, with a participation interest of $15.3 million held by the Company and $9.7 million held by other Ares managed investment vehicles. As of September 30, 2018, there was no outstanding principal balance on this mezzanine loan.

In August 2018, the Company participated in originating a $12.0 million pre-construction mezzanine loan commitment on a property with in-place development rights for a residential project located in Hawaii. The mezzanine loan was split into separate notes with an $8.0 million note held by the Company and $4.0 million of notes held by other Ares managed investment vehicles. As of September 30, 2018, the total outstanding principal balance on the note held by the Company was $3.3 million.

11.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2018 and 2017 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
July 26, 2018	September 28, 2018	October 16, 2018	$0.29	$8,323
May 1, 2018	June 29, 2018	July 17, 2018	0.28	8,036
March 1, 2018	March 29, 2018	April 17, 2018	0.28	8,008
Total cash dividends declared for the nine months ended September 30, 2018			$0.85	$24,367

August 3, 2017	September 29, 2017	October 16, 2017	$0.27	$7,717
May 2, 2017	June 30, 2017	July 17, 2017	0.27	7,718
March 7, 2017	March 31, 2017	April 17, 2017	0.27	7,690
Total cash dividends declared for the nine months ended September 30, 2017			$0.81	$23,125

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

As of September 30, 2018, the Notes were collateralized by interests in a pool of twelve mortgage assets having a total principal balance of approximately $286.3 million (the “Mortgage Assets”) that were originated by a subsidiary of the Company and approximately $54.9 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2017, the Notes were collateralized by interests in a pool of thirteen mortgage assets having a total principal balance of approximately $341.2 million that were originated by a subsidiary of the Company. During the reinvestment period ending on March 15, 2019, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of September 30, 2018, the Company’s maximum risk of loss was $68.2 million, which represents the carrying value of its investment in the CLO Securitization. For the three and nine months ended September 30, 2018, the Company incurred interest expense related to the CLO Securitization of $2.7 million and $7.6 million, respectively. For the three and nine months ended September 30, 2017, the Company incurred interest expense related to the CLO Securitization of $2.1 million and $4.7 million, respectively. Interest expense related to the CLO Securitization is included within interest expense in the Company’s consolidated statements of operations.

13.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2018, except as disclosed below.

On October 2, 2018, the Company originated and fully funded a $17.5 million pre-construction senior mortgage loan on a property with in-place development rights for a residential project located in Florida. The loan has a per annum interest rate of LIBOR plus a spread of 8.00% (plus fees) and an initial term of 1.5 years.

On October 12, 2018, the $116.7 million senior mortgage loan collateralized by a portfolio of self storage properties was modified to, among other things, extend the repayment obligation to November 2018. See Note 3 included in these consolidated financial statements for more information on this senior mortgage loan.

On October 12, 2018, the $82.3 million senior mortgage loan collateralized by a portfolio of self storage properties and one retail property was modified to, among other things, extend the repayment obligation to November 2018. See Note 3 included in these consolidated financial statements for more information on this senior mortgage loan.

On October 21, 2018, the UBS Facility matured. The UBS Facility had been repaid in full and its term was not extended.

On October 22, 2018, the Company originated a $14.0 million mezzanine construction loan on a property with in-place development rights for a residential conversion project located in New York. At closing, the outstanding principal balance was approximately $10.6 million. The loan has a per annum interest rate of LIBOR plus a spread of 14.00% (plus fees) and an initial term of 2.5 years.

On October 26, 2018, the Company originated a $13.5 million senior mortgage loan on an office property located in North Carolina. At closing, the outstanding principal balance was approximately $8.0 million. The loan has a per annum interest rate of LIBOR plus a spread of 4.00% (plus fees) and an initial term of 4.0 years.

On October 30, 2018, the Company declared a cash dividend of $0.31 per common share for the fourth quarter of 2018. The fourth quarter 2018 dividend is payable on January 15, 2019 to common stockholders of record as of December 28, 2018.

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

Developments During the Third Quarter of 2018:

•	ACRE originated a $31.5 million senior mortgage loan on a hotel property located in Minnesota.

•	ACRE originated an $8.0 million pre-construction mezzanine loan on a property with in-place development rights for a residential project located in Hawaii.

•	ACRE originated a $78.0 million senior mortgage loan on a hotel portfolio located across multiple states.

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

Investment Portfolio

As of September 30, 2018, our portfolio included 44 loans held for investment, excluding 69 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of September 30, 2018, the aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion. During the nine months ended September 30, 2018, we funded approximately $367.4 million of outstanding principal and received repayments of $436.4 million of outstanding principal. As of September 30, 2018, 90.4% of our loans have LIBOR floors, with a weighted average floor of 1.11%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of September 30, 2018, all loans were paying in accordance with their contractual terms. During the nine months ended September 30, 2018, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2018 ($ in thousands):

	As of September 30, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,636,884	$1,645,387	5.1%	6.8%	1.6
Subordinated debt and preferred equity investments	21,978	22,937	12.0%	13.4%	5.8
Total loans held for investment portfolio	$1,658,862	$1,668,324	5.2%	6.9%	1.7
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The Total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2018 as weighted by the Outstanding Principal balance of each loan.

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net interest margin	$13,984	$14,726	$40,756	$35,476
Total expenses	3,791	3,614	11,776	11,078
Income before income taxes	10,193	11,112	28,980	24,398
Income tax expense, including excise tax	236	54	403	149
Net income attributable to ACRE	9,957	11,058	28,577	24,249
Less: Net income attributable to non-controlling interests	—	—	—	(25)
Net income attributable to common stockholders	$9,957	$11,058	$28,577	$24,224

The following tables set forth select details of our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

Net Interest Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Interest income from loans held for investment	$30,362	$28,551	$87,401	$72,321
Interest expense	(16,378)	(13,825)	(46,645)	(36,845)
Net interest margin	$13,984	$14,726	$40,756	$35,476

For the three months ended September 30, 2018 and 2017, net interest margin was approximately $14.0 million and $14.7 million, respectively. For the three months ended September 30, 2018 and 2017, interest income from loans held for investment of $30.4 million and $28.6 million, respectively, was generated by weighted average earning assets of $1.7 billion and $1.6 billion, respectively, offset by $16.4 million and $13.8 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. For the three months ended September 30, 2018 and 2017, the weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and securitization debt and the Secured Term Loan (defined below) were $1.3 billion and $1.2 billion, respectively. The increase in interest income from loans held for investment and interest expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily relates to an increase in our weighted average earning assets and weighted average borrowings as well as an increase in 30-day LIBOR for the three months ended September 30, 2018.

For the nine months ended September 30, 2018 and 2017, net interest margin was approximately $40.8 million and $35.5 million, respectively. For the nine months ended September 30, 2018 and 2017, interest income from loans held for investment of $87.4 million and $72.3 million, respectively, was generated by weighted average earning assets of $1.7 billion and $1.5 billion, respectively, offset by $46.6 million and $36.8 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. For the nine months ended September 30, 2018 and 2017, the weighted average borrowings under the Secured Funding Agreements and securitization debt and the Secured Term Loan were $1.3 billion and $1.1 billion, respectively. The increase in interest income from loans held for investment and interest expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily relates to an increase in our weighted average earning assets and weighted average borrowings as well as an increase in 30-day LIBOR for the nine months ended September 30, 2018.

Operating Expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Management and incentive fees to affiliate	$1,571	$1,554	$5,302	$5,020
Professional fees	498	350	1,435	1,169
General and administrative expenses	852	724	2,415	2,006
General and administrative expenses reimbursed to affiliate	870	986	2,624	2,883
Total expenses	$3,791	$3,614	$11,776	$11,078

For the three months ended September 30, 2018 and 2017, we incurred operating expenses of $3.8 million and $3.6 million, respectively.

For the nine months ended September 30, 2018 and 2017, we incurred operating expenses of $11.8 million and $11.1 million, respectively.

Related Party Expenses

For the three months ended September 30, 2018, related party expenses included $1.6 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2018. For the three months ended September 30, 2018, related party expenses also included $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended September 30, 2017, related party expenses included $1.6 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2017. For the three months ended September 30, 2017, related party expenses also included $1.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management fees and allocable general and administrative expenses due to our Manager were relatively consistent for both periods.

For the nine months ended September 30, 2018, related party expenses included $5.3 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $4.7 million in management fees and $0.6 million in incentive fees. For the nine months ended September 30, 2018, related party expenses also included $2.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2017, related party expenses included $5.0 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $4.6 million in management fees and $0.4 million in incentive fees. For the nine months ended September 30, 2017, related party expenses also included $2.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management fees and allocable general and administrative expenses due to our Manager were relatively consistent for both periods. The increase in incentive fees due to our Manager for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily relates to an increase in our Core Earnings (as defined below) for the twelve months ended September 30, 2018. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

Other Expenses

For the three months ended September 30, 2018 and 2017, professional fees were $0.5 million and $0.4 million, respectively. The increase in professional fees for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily relates to an increase in our use of third party professionals due to changes in transaction activity year over year. For the three months ended September 30, 2018 and 2017, general and administrative expenses were $0.9 million and $0.7 million, respectively. The increase in general and administrative expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily relates to an increase in stock-based compensation expense due to new restricted stock grants awarded after September 30, 2017.

For the nine months ended September 30, 2018 and 2017, professional fees were $1.4 million and $1.2 million, respectively. The increase in professional fees for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily relates to an increase in our use of third party professionals due to changes in transaction activity year over year. For the nine months ended September 30, 2018 and 2017, general and administrative expenses were $2.4 million and $2.0 million, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily relates to an increase in stock-based compensation expense due to new restricted stock grants awarded after September 30, 2017.

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

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	For the nine months ended September 30,
	2018	2017
Net income	$28,577	$24,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(289)	(353)
Net cash provided by (used in) operating activities	28,288	23,896
Net cash provided by (used in) investing activities	18,642	(224,431)
Net cash provided by (used in) financing activities	(70,239)	181,514
Change in cash, cash equivalents and restricted cash	$(23,309)	$(19,021)

During the nine months ended September 30, 2018 and 2017, cash, cash equivalents and restricted cash decreased by $23.3 million and $19.0 million, respectively.

Operating Activities

For the nine months ended September 30, 2018 and 2017, net cash provided by operating activities totaled $28.3 million and $23.9 million, respectively. For the nine months ended September 30, 2018, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $5.5 million and amortization of deferred financing costs of $4.3 million. For the nine months ended September 30, 2017, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $4.9 million, amortization of deferred financing costs of $5.6 million and change in other assets of $2.0 million.

Investing Activities

For the nine months ended September 30, 2018 and 2017, net cash provided by (used in) investing activities totaled $18.6 million and $(224.4) million, respectively. This change in net cash provided by (used in) investing activities was primarily as a result of the cash received from principal repayment of loans held for investment exceeding the cash used for the origination of new loans held for investment for the nine months ended September 30, 2018.

Financing Activities

For the nine months ended September 30, 2018, net cash used in financing activities totaled $70.2 million and primarily related to repayments of our Secured Funding Agreements of $511.2 million, partially offset by proceeds from our Secured Funding Agreements of $465.7 million. For the nine months ended September 30, 2017, net cash provided by financing activities totaled $181.5 million and primarily related to proceeds from our Secured Funding Agreements of $533.9 million and proceeds from the issuance of debt of consolidated variable interest entities (“VIEs”) of $272.9 million, partially offset by repayments of our Secured Funding Agreements of $584.4 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements and the Secured Term Loan (collectively, the "Financing Agreements") are described in the following table ($ in thousands):

	As of
	September 30, 2018							December 31, 2017
	Total Commitment		Outstanding Balance	Interest Rate		Maturity Date		Total Commitment		Outstanding Balance	Interest Rate		Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000		$334,825	LIBOR+1.75 to 2.35%		December 14, 2018	(1)	$500,000		$407,853	LIBOR+1.75 to 2.35%		December 14, 2018	(1)
Citibank Facility	250,000	(2)	238,571	LIBOR+2.00 to 2.50%		December 10, 2018	(2)	250,000	(2)	175,651	LIBOR+2.25 to 2.50%		December 10, 2018	(2)
BAML Facility	125,000		65,311	LIBOR+1.75 to 2.00%		May 23, 2019	(3)	125,000		78,320	LIBOR+2.00%		May 24, 2018	(3)
CNB Facility	50,000		600	LIBOR+3.00%		March 10, 2019	(4)	50,000		—	LIBOR+3.00%		March 11, 2018	(4)
MetLife Facility	180,000		131,132	LIBOR+2.30%		August 12, 2020	(5)	180,000		101,131	LIBOR+2.30%		August 12, 2020	(5)
UBS Facility	140,000		—	LIBOR+1.88 to 2.28%	(6)	October 21, 2018	(6)	140,000		34,000	LIBOR+1.88 to 2.28%	(6)	October 21, 2018
U.S. Bank Facility	185,989		141,971	LIBOR+1.85 to 2.25%		July 31, 2020	(7)	185,989		161,005	LIBOR+1.85 to 2.25%		July 31, 2020	(7)
Subtotal	$1,430,989		$912,410					$1,430,989		$957,960

Secured Term Loan	$110,000		$110,000	LIBOR+5.00%		December 22, 2020	(8)	$110,000		$110,000	LIBOR+5.00%		December 22, 2020	(8)
Total	$1,540,989		$1,022,410					$1,540,989		$1,067,960
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

(6)
The interest rate on advances under the revolving master repurchase facility with UBS Real Estate Securities Inc. (the “UBS Facility”) is one-month LIBOR plus (i) 1.88% per annum, for assets that are subject to an advance for one year or less, (ii) 2.08% per annum, for assets that are subject to an advance in excess of one year but less than two years, and (iii) 2.28% per annum, for assets that are subject to an advance for more than two years. See “Recent Developments” and Note 13 to our consolidated financial statements included in this quarterly report on Form 10-Q for a subsequent event related to the UBS Facility.

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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of September 30, 2018, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 4 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of September 30, 2018, the carrying amount and outstanding principal of our CLO Securitization was $271.3 million and $272.9 million, respectively. See Note 12 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

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

RECENT DEVELOPMENTS

On October 2, 2018, we originated and fully funded a $17.5 million pre-construction senior mortgage loan on a property with in-place development rights for a residential project located in Florida. The loan has a per annum interest rate of LIBOR plus a spread of 8.00% (plus fees) and an initial term of 1.5 years.

On October 22, 2018, we originated a $14.0 million mezzanine construction loan on a property with in-place development rights for a residential conversion project located in New York. At closing, the outstanding principal balance was approximately $10.6 million. The loan has a per annum interest rate of LIBOR plus a spread of 14.00% (plus fees) and an initial term of 2.5 years.

On October 26, 2018, we originated a $13.5 million senior mortgage loan on an office property located in North Carolina. At closing, the outstanding principal balance was approximately $8.0 million. The loan has a per annum interest rate of LIBOR plus a spread of 4.00% (plus fees) and an initial term of 4.0 years.

On October 30, 2018, we declared a cash dividend of $0.31 per common share for the fourth quarter of 2018. The fourth quarter 2018 dividend is payable on January 15, 2019 to common stockholders of record as of December 28, 2018.

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

For the three and nine months ended September 30, 2018, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Up 300 basis points	$2.7	$8.4
Up 200 basis points	$1.8	$5.6
Up 100 basis points	$0.9	$2.8
Down to 0 basis points	$2.3	$5.8
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2018, we were not subject to any material pending legal proceedings.

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

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	October 30, 2018	By:	/s/ James A. Henderson
James A. Henderson
Chief Executive Officer, Chief Investment Officer and President (Principal Executive Officer)

Date:	October 30, 2018	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)