Form 10-K
period 2018-12-31
Ares Commercial Real Estate Corp
filed 2019-02-21
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2018, based on the closing price on that date of $13.81 on the New York Stock Exchange, was approximately $351,140,658. As of February 19, 2019, there were 28,755,665 shares of the registrant’s common stock outstanding.
Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition, some of the statements in this annual report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our business and investment strategy;

•	our projected operating results;

•	the return or impact of current and future investments;

•	the timing of cash flows, if any, from our investments;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	defaults by borrowers in paying amounts due on outstanding indebtedness and our ability to collect all amounts due according to the contractual terms of our investments;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	the amount of commercial mortgage loans requiring refinancing;

•	our expected investment capacity and available capital;

•	financing and advance rates for our target investments;

•	our expected leverage;

•	changes in interest rates, credit spreads and the market value of our investments;

•	the impact of changes in London Interbank Offered Rate on our operating results;

•	effects of hedging instruments on our target investments;

•	rates of default or decreased recovery rates on our target investments;

•	rates of prepayments on our mortgage loans and the effect on our business of such prepayments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;

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

PART I

Item 1. Business

The following description of the business of Ares Commercial Real Estate Corporation (“ACRE”) should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2018. We refer to ACRE together with our subsidiaries as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our “Manager” or “ACREM” and the parent company of our Manager, Ares Management Corporation, together with its consolidated subsidiaries, as “Ares Management.”

GENERAL

We are a specialty finance company primarily engaged in originating and investing in commercial real estate (“CRE”) loans and related investments. We are externally managed by Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”), a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to the terms of the management agreement dated April 25, 2012, as amended, between us and our Manager (the “Management Agreement”). From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

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

Our Investment Strategy

We target borrowers whose capital needs are not being suitably met by traditional bank or capital markets sources by offering these borrowers customized financing solutions. We implement a strategy focused on direct origination combined with experienced portfolio management. Targeted borrowers are generally pursuing value improving business plans on commercial real estate which we believe often face challenges in raising capital to meet their financing needs through traditional bank and capital markets sources. As a result, we continue to find increasing demand from borrowers and sponsors for customized solutions in this segment of the market. We act as a single “one stop” source of financing for our customers through our customized financing solutions. We generally hold our loans for investment and earn interest and interest-related income.

Direct Origination

We generally source new investments through our Manager’s national direct origination platform consisting of four offices across the United States as of December 31, 2018.

Investment Strategy

In pursuing investment opportunities with attractive risk-reward profiles, our Manager incorporates our views of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting. Our Manager’s underwriting standards center on the creditworthiness and valuation of the asset collateralizing the loan as well as the strength of the borrower and the underlying sponsor of a given asset, with particular focus on an asset’s business plan, competitive positioning within the market, existing capital structure and potential exit opportunities. All investment decisions are made to seek to ensure that we maintain our qualification as a REIT and our exemption from registration under the 1940 Act.

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

Our Target Assets

Our target investments primarily include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investment opportunities, including commercial mortgage-backed securities.

Investment Portfolio

For information about our investment portfolio, see “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations-Investment Portfolio” and Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

Targeted Investments

•
Senior Mortgage Loans: These mortgage loans are typically secured by first liens on commercial properties, including the following property types: office, multifamily, self storage, retail, hotel, healthcare, student housing, industrial, mixed-use, residential and residential condominium. Our senior mortgage loans may include construction loans. In some cases, first lien mortgages may be divided into an A-Note and a B-Note. The A-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties that is senior to a B-Note secured by the same first mortgage property or group.

•
Subordinated Debt: These loans may include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. As noted above, a B-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties and is subordinate to an A-Note secured by the same first mortgage property or group. The subordination of a B-Note or junior participation typically is evidenced by participations or intercreditor agreements with other holders of interests in the note. B-Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-Note.

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

Ares Commercial Real Estate Management LLC and Ares Management Corporation

We are externally managed by our Manager, a subsidiary of Ares Management, pursuant to the terms of the Management Agreement. As of December 31, 2018, Ares Management had approximately 1,075 employees in 18 principal and originating offices across the United States, Europe, Asia and Australia. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares Management believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of the greater whole.

Our Manager is responsible for administering our business activities and day-to-day operations and providing us our executive management team, principal investment team and appropriate support personnel. Pursuant to the Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee and expense reimbursements. In addition, under certain circumstances, our Manager will be entitled to receive a termination fee if the Management Agreement is terminated. Our Manager, including our officers and employees of our Manager, may also receive grants of equity-based awards pursuant to our equity incentive plan that was adopted on April 23, 2012 and amended and restated in June 2018 (the “Amended and Restated 2012 Equity Incentive Plan”). For more information on the terms of the Management Agreement, see Note 10 to our consolidated financial statements included in this annual report on Form 10-K.

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

Financing Agreements

We borrow funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (as individually defined in Note 4 to the consolidated financial statements included in this annual report on Form 10-K, and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). We refer to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” While the borrowers under the Financing Agreements generally are our subsidiaries, all such debt agreements are guaranteed by us in whole or in part. Generally, we seek to partially offset interest rate risk by matching the interest index of loans held for investment with the interest index of the Secured Funding Agreements used to fund them.

As of December 31, 2018, we had $110.0 million outstanding under our $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). As of December 31, 2018, our outstanding balance under the Financing Agreements was $888.0 million.

See Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Liquidity And Capital Resources—Summary of Financing Agreements” included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2018.

Securitizations

In addition to Financing Agreements, we may also, to the extent available, securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio.  The securitized portion of senior loans is reflected as securitization debt in our consolidated balance sheets.  As of December 31, 2018, the outstanding balance of our CLO Securitization (as defined below) was $272.9 million.  See “Recent Developments” and Note 15 to our consolidated financial statements included in this annual report on Form 10-K for a subsequent event related to the CLO Securitization.

TAXATION

We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes under the Code, commencing with our taxable year ended December 31, 2012. We generally will not be subject to U.S. federal income taxes on our REIT taxable income as long as we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT.

We formed a wholly-owned subsidiary, ACRC Lender W TRS LLC (“ACRC W TRS”), in December 2013 in order to issue and hold certain loans intended for sale. We also formed a wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the non-investment grade notes and the preferred equity of ACRE Commercial Mortgage 2017-FL3 Ltd. (the “CLO Securitization”) to the extent it generates excess inclusion income. ACRC W TRS and FL3 TRS filed elections seeking to be taxed as corporations and also filed elections, along with us, to be treated as taxable REIT subsidiaries (“TRS”). A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable U.S. federal, state, and local income tax on its taxable income. In addition, as a REIT, we may also be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis.

COMPETITION

Our net income depends, in part, on our ability to originate or acquire assets at favorable spreads over our borrowing costs. We operate in a competitive market for the origination and acquisition of attractive investment opportunities. We compete with other public or private REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, fund managers and other entities. In addition, there are numerous REITs with similar asset origination and acquisition objectives and others may be organized in the future. These other REITs may increase competition for the available supply of mortgage assets suitable for purchase and origination. Many of our competitors are significantly larger than we are and may have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for originations of, and investments in, assets we target may lead to decreasing yields, which may further limit our ability to generate targeted returns.

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

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available on our website at www.arescre.com. The information on our website is not deemed incorporated by reference in this annual report.

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

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of our Management Agreement expires on May 1, 2019, and will be automatically renewed for one-year terms thereafter. Furthermore, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

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

We are subject to conflicts of interest arising out of our relationship with Ares Management, including our Manager and its affiliates. We are managed by our Manager, an Ares Management affiliate, and our executive officers are employees of our Manager or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the management agreement or the policies and procedures adopted by our Manager, Ares Management and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Ares Management include:

Ares Management advisory activities. While our Manager and Ares Management have agreed that for so long as our Manager is managing us, neither Ares Management nor any of its affiliates will sponsor or manage any other U.S. publicly traded REIT that invests primarily in the same asset classes as us, affiliates of our Manager may manage other investment vehicles (including non-traded or perpetual life REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles  or investment vehicles  that may be organized in the future. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar investment opportunities. To the extent such existing vehicles or other Ares managed vehicles that may be organized in the future seek to acquire the same target assets as our Company, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager, Ares Management or their affiliates may also give advice to Ares managed investment vehicles that may differ from the advice given to us even though their investment objectives may be the same or similar to ours.

Allocation of investments. Ares Management and our Manager endeavor to allocate investment opportunities in a fair and equitable manner, subject to Ares Management’s allocation policy. Ares Management’s allocation policy, which may be amended without our consent, is intended to enable us to share equitably with any other investment vehicles that are managed by Ares Management. In general, investment opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles’ available capital, their investment objectives or strategies, their risk profiles and their existing or prior positions in an issuer/security, their potential conflicts of interest, the nature of the opportunity and market conditions, as well as the rotation of investment opportunities. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment vehicles managed by affiliates of our Manager. In addition, there may be conflicts in the allocation of investment opportunities among us and the investment vehicles managed by affiliates of our Manager.

Co-investments. Other Ares managed investment vehicles may co-invest with us or hold positions in an investment, or provide debt with respect to an underlying property, where we have also invested, including by means of splitting investments, participating in investments or other means of syndication of investments. Such investments may raise potential conflicts of interest between us and such other Ares managed investment vehicles. To the extent such existing vehicles or other Ares managed vehicles that may be organized in the future seek to acquire the same target assets as us, subject to Ares Management’s allocation policy described above, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. In such circumstances, the size of the investment opportunity otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such other parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when such other Ares managed investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us. If we participate in a co-investment with an Ares managed investment vehicle and such vehicle fails to fund a future advance on a loan, we may be required to, or we may elect to, cover such advance and invest additional funds. In addition, if we and such other Ares managed investment vehicles invest in different classes or types of debt or investments relating to the same underlying property or properties, actions may be taken by such other Ares managed investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such investment.

Investments in which Ares managed investment vehicles hold different investments. We may invest in, acquire, sell assets to or provide financing to investment vehicles managed by Ares Management or its affiliates and their portfolio companies or purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their portfolio companies. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

Ares warehouse line. Ares Management maintains a $200 million real estate debt warehouse investment vehicle that holds Ares Management originated real estate loans, which are made available to us and other Ares managed investment vehicles to purchase. Although our Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by our Manager in good faith to be appropriate for us, it is possible that the interests of Ares Management could be in conflict with ours and the interests of our stockholders. Our opportunity to purchase loans from such vehicle may be on different and potentially less favorable economic terms than other Ares managed vehicles if our Manager deems such purchase as being otherwise in our best interests.

Fees and expenses. We will be responsible for our proportionate share of certain fees and expenses, including due diligence costs, as determined by our Manager and Ares Management, including legal, accounting and financial advisor fees and related costs, incurred in connection with evaluating and consummating investment opportunities, regardless of whether such transactions are ultimately consummated by the parties thereto.

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

Our Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

We rely completely on our Manager to provide us with investment advisory services. Our executive officers also serve as officers of our Manager. Our Management Agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

The current term of our Management Agreement expires on May 1, 2019. Thereafter, the Management Agreement automatically renews for one-year terms unless terminated upon 180 days’ written notice prior to the expiration of the then current term in accordance with its terms. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our investment strategy.

Terminating our Management Agreement for unsatisfactory performance of the Manager or electing not to renew the Management Agreement may be difficult and terminating the agreement in certain circumstances requires payment of a substantial termination fee.

Terminating our Management Agreement without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually and, upon 180 days’ written notice prior to the expiration of any renewal term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) our Manager’s unsatisfactory performance that is materially detrimental to us; or (b) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Additionally, upon any such termination, the Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and incentive fee received by our Manager during the 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the cost to us of terminating the Management Agreement and adversely affects our ability to terminate our Manager without cause.

The incentive fee payable to our Manager under the Management Agreement may cause our Manager to select investments in riskier assets to increase its incentive compensation.

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is defined in our Management Agreement as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For the years ended December 31, 2018, 2017 and 2016, $1.2 million, $381 thousand and $348 thousand of incentive fees were incurred, respectively. In evaluating investments and other management strategies, the opportunity to earn incentive fees based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

We do not have a policy that expressly prohibits our directors, officers, stockholders or affiliates from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our directors and officers, as well as employees of our Manager from engaging in any transaction that involves an actual conflict of interest with us without the approval of the audit committee of our board of directors. In addition, our Management Agreement does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities, some of which could compete with us, and our code of business conduct and ethics acknowledges that such activities shall not be deemed a conflict of interest.

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

In addition to other analytical tools, our Manager may utilize financial models to evaluate commercial mortgage loans and CRE-related debt instruments, the accuracy and effectiveness of which cannot be guaranteed.

In addition to other analytical tools, our Manager may utilize financial models to evaluate commercial mortgage loans and CRE-related debt instruments, the accuracy and effectiveness of which cannot be guaranteed. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Manager’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

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

On February 3, 2017, President Trump signed an Executive Order announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury (“Treasury”) published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. The Treasury released a fourth report on July 31, 2018 describing recommendations relating to non-bank financial institutions, financial technology and innovation. Subsequent reports are expected to address retail and institutional investment products and vehicles. At this time it is unclear what impact the Executive Order and the Administration’s policy will have on regulations that affect our and our competitors’ businesses.

On December 22, 2017, President Trump signed into law Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the Internal Revenue Service (the “IRS”) to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us or our business.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” subject to enhanced prudential standards set by the Federal Reserve, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. At this time it is not possible to determine the potential impact of these new laws and proposals on us.

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

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business. Additionally, the Federal Reserve has periodically raised the federal funds rate during the period between December 2015 and December 2018, and has announced its intention to continue to raise the federal funds rate over time.

These developments, along with the U.S. Government’s credit and deficit concerns, the European market disruptions and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities or the cost of our borrowings.

Concerns have been publicized that some of the member banks surveyed by the British Bankers' Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based loans, including our portfolio of LIBOR-indexed, floating rate loans, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for

LIBOR-based loans, including the value of our portfolio of LIBOR-indexed, floating-rate loans, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate and certain of our existing mortgage loans to replace LIBOR with the new standard that is established.

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

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our borrowers by causing a disruption to our operations or the operations of our borrowers, a compromise or corruption of our confidential information or the confidential information of our borrowers and/or damage to our business relationships or the business relationships of our borrowers, all of which could negatively impact the business, financial condition and operating results of us or our borrowers.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our borrowers. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our borrowers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. We and our Manager’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our borrowers’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third party service providers, and the information systems of our borrowers. Ares Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We may not complete our analysis of our internal controls over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our securities.

We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. If we are not able to comply with the applicable requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our securities.

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

We borrow funds under the Financing Agreements and the CLO Securitization. As of December 31, 2018, we had approximately $888.0 million of outstanding borrowings under the Financing Agreements and $272.9 million outstanding under the CLO Securitization. Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

The Financing Agreements impose, and any additional lending facilities will impose, restrictive covenants and other restrictions.

We borrow funds under the Financing Agreements. The documents that govern the Financing Agreements and our securitizations contain, and any additional lending facilities would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities, make other restricted payments, impose asset concentration limits, impact our flexibility to determine our operating policies and investment strategies. For example, certain of the Financing Agreements contain negative covenants that limit, among other things, our ability to repurchase our common stock, distribute more than a certain amount of our net income to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect). Certain of the restrictive covenants that apply to the Financing Agreements are further described in Note 4 to our consolidated financial statements included in this annual report on Form 10-K. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral, including cash to satisfy margin calls, and foreclosure rights upon default. Further, these restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

Monetary policy actions by the U.S. Federal Reserve could adversely impact our financial condition.

We are affected by the fiscal and monetary policies of the U.S. Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve raised the federal funds rate nine times during the period between December 2015 and December 2018, and has announced its intention to determine what future adjustments are appropriate to the federal funds rate over time. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for CRE loans. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us.

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

Significant fluctuations in interest rates and credit spreads as well as protracted periods of increases or decreases in interest rates and credit spreads could adversely affect the operation and income of multifamily and other CRE properties, as well as the demand from investors for CRE debt in the secondary market. In particular, higher interest rates and widening credit spreads tend to decrease the number of loans originated. An increase in interest rates or widening credit spreads could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult. However, a decrease in interest rates or tightening credit spreads will increase the likelihood that certain holdings will be refinanced at lower rates that would negatively impact our earnings.

The Financing Agreements and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt.

We borrow funds under the Financing Agreements. We anticipate that we will also utilize additional bank credit facilities or repurchase agreements (including term loans and revolving facilities) to finance our assets if they become available on acceptable terms. Such financing arrangements would involve the risk that the value of the loans or securities pledged or sold by us to the provider of the bank credit facility or repurchase agreement counterparty may decline in value, in which case the lender may require us to provide additional collateral, including cash to satisfy margin calls, or to repay all or a portion of the funds advanced. With respect to certain facilities, subject to certain conditions, our lenders retain the sole discretion over the market value of loans or securities that serve as collateral for the borrowings under such facilities for purposes of determining whether we are required to pay margin to such lenders. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities and repurchase agreement financing may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. Government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, continued uncertainty surrounding the referendum by British voters to exit the European Union and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets, including the markets in which we participate. There can be no assurance that these market conditions will not continue or worsen in the future.

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

Moreover, we may also suffer losses if the value of the mortgage loans we originate declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.

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

Through its comprehensive new regulatory regime for derivatives, the Dodd-Frank Act currently imposes, or will impose, mandatory clearing, exchange-trading, recordkeeping, reporting, disclosure, margin and other regulatory requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” that are and will be subject to significant new capital, margin, registration, trading, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. Certain of these requirements remain to be clarified through rulemaking or interpretations by the U.S. Commodity Futures Trading Commission (the “CFTC”), the SEC, the Federal Reserve and other regulators in a regulatory implementation process that has occurred over the past several years and remains to be completed in some areas.

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

Rules under the Dodd-Frank Act have established a comprehensive regulatory framework for derivative contracts commonly referred to as “swaps.” Under these rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators,” or “CPOs.” Unless an exemption is available, a CPO must register with the CFTC and become a member of the National Futures Association (the “NFA”), which requires compliance with NFA’s rules, and renders such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct.

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

We cannot assure you that (i) we will be able to enter into definitive agreements to invest in any new investments that meet our investment objective, (ii) we will be successful in consummating any investment opportunities we identify or (iii) one or more investments we may make will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our business and our ability to make distributions to our stockholders.

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

As of December 31, 2018 and 2017, our portfolio totaled 44 and 42 loans held for investment, respectively. The number of loans in which we are invested may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

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

We may own CRE directly in the future as a result of a default of mortgage or other real estate related loans. Real estate investments are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	political events, acts of war or terrorism, including the consequences of terrorist attacks;

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

The CRE loans we originate and the mortgage loans underlying any commercial mortgage-backed securities investments that we may make will be subject to the ability of the commercial property owner to generate net income from operating the property, as well as the risks of delinquency and foreclosure.

Our CRE loans are secured by commercial and multifamily properties and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things, the following:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	changes in local markets in which our tenants operate, including changes in oil and gas prices;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	the potential for casualty or condemnation loss;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;

•	changes in supply (resulting from the recent growth in CRE debt funds or otherwise) and demand; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.

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

If we are unable to successfully integrate new assets and manage our growth, our results of operations and financial condition may suffer.

We have in the past and may in the future significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate newly acquired assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.

We operate in a competitive market for investment opportunities and loan originations and competition may limit our ability to originate or acquire our target investments on attractive terms.

A number of entities compete with us to make the types of investments that we seek to make and originate the types of loans that we seek to originate. Our profitability depends, in large part, on our ability to originate or acquire our target investments on attractive terms. In originating or acquiring our target investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Ares Management), commercial and investment banks, CRE service providers, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Many of our anticipated competitors are significantly larger than we are and may have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

Investments in non-investment grade rated CRE loans or securities involve increased risk of loss.

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

We have originated and may continue to originate or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than senior mortgage loans secured by real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity or the assets of the entity may not be sufficient to satisfy our mezzanine loan. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower's business or exercise control over the borrower. For example, we could become subject to a lender's liability claim, if, among other things, we actually render significant managerial assistance.

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

Some of our investments, including the notes issued in our securitization transactions for which we are required to retain a portion of the credit risk, may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc. or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

In addition, in June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the CECL model, which will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model may affect how we determine our allowance for loan losses and could require us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to increase our level of allowance for loan losses for any reason, such increase may affect our business, financial condition and results of operations.

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

Subordinate interests such as CLOs and similar structured finance investments generally are not actively traded and are relatively illiquid investments and volatility in CLO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, amounts that would otherwise be used to make payments on the subordinate securities will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses.

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

We may invest in non-performing real estate loans and participations.

During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing these difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk.

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.

These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative and operating proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

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

The properties underlying our CRE loans may be subject to other unknown liabilities that could adversely affect the value of these properties, and as a result, our investments.

Properties underlying our CRE loans may be subject to other unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition. Further, we, our executive officers, directors and our Manager may, in the ordinary course of business, be named as defendants in litigation arising from our investments.

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

We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our investment portfolio is concentrated in any one region, sponsor or type of asset, economic and business downturns relating generally to such region, sponsor or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

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

In the past, following periods of volatility in the market prices of a company’s securities, securities class action litigation has often been brought against that company. If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Common stock eligible for future sale may have adverse effects on our share price.

As of December 31, 2018 and 2017, we had 28,755,665 and 28,598,916 shares of common stock outstanding, respectively, on a fully diluted basis.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

We may issue additional restricted common stock and other equity-based awards under our Amended and Restated 2012 Equity Incentive Plan. We may continue to issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests in us.

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

We intend to make regular quarterly distributions to holders of our common stock. The regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities. However, there can be no assurance that our net income or cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as from offering proceeds, borrowings and asset sales, to fund portions of our future distributions. Our distributions for the years ended December 31, 2018 and 2017 did not exceed our cash flow from operating activities but our distributions did exceed our net income for the year ended December 31, 2017. Our distributions for the year ended December 31, 2016 did not exceed our cash flow from operating activities (excluding amounts related to discontinued operations) or net income.

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

Under the MGCL, “business combinations” between a Maryland corporation and an “interested stockholder” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as: (a) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the then-outstanding voting stock of the corporation; or (b) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding stock of the corporation.

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

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

•	increase or decrease the aggregate number of shares of stock that we have the authority to issue;

•	increase or decrease the number of shares of any class or series of stock that we have the authority to issue; and

•	effect certain reverse stock splits;

•	our dissolution; and

•	our being a party to a merger, consolidation, conversion, sale or other disposition of all or substantially all of our assets or statutory share exchange.

All other matters are subject to the discretion of our board of directors.

Our authorized but unissued shares of common and preferred stock may prevent a change in control.

Our charter authorizes us to issue up to 450,000,000 shares of common stock and 50,000,000 shares of preferred stock without stockholder approval. In addition, our board of directors may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a merger, third party tender offer or similar transaction or a change in incumbent management that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

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

In relevant part, Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or the “40% test.” The term “investment securities” generally includes all securities except U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of “investment company” under Sections 3(c)(1) or 3(c)(7) of the 1940 Act.

We are organized as a holding company that conducts its businesses primarily through wholly-owned and other majority-owned subsidiaries. We conduct our operations in a manner designed so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis consist of “investment securities.” As such, the securities issued by our wholly-owned or other majority-owned subsidiaries that are exempted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through such subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we are not considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned and other majority-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.

We determine whether an entity is one of our majority-owned subsidiaries. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company that is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat entities in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any entity as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more subsidiary entities as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

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

The SEC staff, according to published guidance, takes the view that certain mezzanine loans and B-Notes are qualifying real estate assets. Thus, we intend to treat certain mezzanine loans and B-Notes as qualifying real estate assets. The SEC has not published guidance with respect to the treatment of some of our other current and target assets, including commercial mortgage-backed securities, for purposes of the Section 3(c)(5)(C) exemption. For assets for which the SEC has not published guidance, we intend to rely on our own analysis. For example, unless we receive further guidance from the SEC or its staff with respect to CMBS or CLOs, we intend to treat CMBS or CLOs in which we hold 100% of the “controlling class” of securities as qualifying real estate assets, and our other holdings in CMBS or CLOs as real estate-related assets. We also intend to treat debt and equity securities of companies primarily engaged in real estate businesses as real estate-related assets. The SEC may in the future take a view different than or contrary to our analysis with respect to the types of assets we have determined to be qualifying real estate assets or real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the 1940 Act.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on the exemption provided by Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the SEC staff could require us to adjust our strategy accordingly.

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

Rapid and steep declines in the values of our real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

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

Our charter provides that a director may only be removed for cause upon the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum, and any director elected to fill a vacancy will hold office for the remainder of the full term of the class of directors in which the vacancy occurred and until a successor is elected and qualifies. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control that is in the best interests of our stockholders. Pursuant to our charter, our board of directors is divided into three classes of directors serving staggered three year terms. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders.

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

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2012. However, we may terminate our REIT election if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders. We may also inadvertently terminate our REIT election, as our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT and believe that we have qualified as a REIT since the year of our initial election. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be re-characterized by the IRS such re-characterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to maintain our qualification as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at the corporate tax rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Furthermore, any REIT in which we invest directly or indirectly, including the REIT through which we own our interest in the CLO Securitization, ACRE 2017-FL3 Holder REIT LLC, is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to U.S. federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT could cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset or income tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of certain statutory relief provisions.

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

ACRC W TRS, FL3 TRS and other TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

Our CLO securitization resulted in the creation of a TMP for federal income tax purposes. Future securitizations by us or our subsidiaries could result in the creation of additional TMPs for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company (“RIC”), common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC or other pass through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. The manner in which excess inclusion income is calculated is not clear under current law. As required by IRS guidance, we intend to make such determinations based on what we believe to be a reasonable method. However, there can be no assurance that the IRS will not challenge our method of making any such determinations. If the IRS were to disagree with any such determinations made or with the method used by us, the amount of any excess inclusion income required to be taken into account by one or more stockholders, including tax-exempt stockholders, non-U.S. stockholders and stockholders with net operating losses, could be significantly increased. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

Item 3.    Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2018, we were not subject to any material pending legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

COMMON STOCK

Our common stock is listed for trading on the NYSE under the symbol “ACRE.” On February 19, 2019, the closing price of our common stock, as reported on the NYSE, was $14.11 per share.

HOLDERS

As of February 19, 2019, there were 41 holders of record of our common stock, including Cede & Co, which holds shares as nominee for the Depository Trust Company, which itself holds shares on behalf of the beneficial owners of shares of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

DISTRIBUTION POLICY

We elected to be taxed as a REIT for U.S. federal income tax purposes and, as such, anticipate annually distributing to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. This 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. For the year ended December 31, 2018, we plan to satisfy the REIT distribution requirement in part with dividends paid in 2019. For the year ended December 31, 2017, we elected to satisfy the REIT distribution requirement in part with a dividend paid in 2018. Furthermore, if a REIT distributes less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain net income for the calendar year plus any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then it is required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. For the years ended December 31, 2018, 2017 and 2016, we accrued an excise tax of $362 thousand, $153 thousand and $209 thousand, respectively. Excise tax payable is included in the line item “Other liabilities” in the consolidated balance sheets included in this annual report on Form 10-K. Excise tax expense is included in the line item “Income tax expense (benefit), including excise tax” in the consolidated statements of operations included in this annual report on Form 10-K.

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

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

Stock Buyback Program

In May 2015, we announced that our board of directors authorized us to repurchase up to $20.0 million of our outstanding common stock over a period of one year (the “Stock Buyback Program”). In February 2016, the board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017. The Stock Buyback Program was not extended after March 31, 2017. Purchases made pursuant to the Stock Buyback Program could have been made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. In connection with this Stock Buyback Program, in March 2016, we entered into a Rule 10b5-1 plan to repurchase shares of our common stock in accordance with certain parameters set forth in the Stock Buyback Program. For the years ended December 31, 2018 and 2017, we did not repurchase any shares of our common stock under our Stock Buyback Program.

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

_______________________________________________________________________________

SOURCE:	S&P Global Market Intelligence

NOTES:
Assumes $100 invested on December 31, 2013 in ACRE, the S&P 500 Index and the SNL US Finance REIT Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
ACRE	100.00	94.78	102.59	134.23	136.37	149.84
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
SNL US Finance REIT Index	100.00	114.52	105.02	129.36	150.94	145.09

The stock performance graph and the table furnished above shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 23, 2012, we adopted an equity incentive plan. In April 2018, our board of directors authorized, and in June 2018, our stockholders approved, an amended and restated equity incentive plan (the “Amended and Restated 2012 Equity Incentive Plan”). Pursuant to our Amended and Restated 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our directors, our Manager and its personnel and other eligible awardees under the plan, subject to an aggregate limitation of 1,390,000 shares of common stock. As of December 31, 2018, 35.7% of the shares reserved under our Amended and Restated 2012 Equity Incentive Plan, or a total of 495,756 restricted shares of our common stock, had been granted and 64.3% of the shares reserved, or 894,244 shares remained available for future issuance under our Amended and Restated 2012 Equity Incentive Plan. Aside from our Amended and Restated 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our Amended and Restated 2012 Equity Incentive Plan, see Note 6 to our consolidated financial statements included in this annual report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	894,244
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	894,244
_____________________________________________________________________________

(1)
The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our Amended and Restated 2012 Equity Incentive Plan.

Item 6.    Selected Financial Data

The following selected financial and other data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from our consolidated financial statements and related notes, which have been audited by Ernst & Young LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this annual report on Form 10-K. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except share and per share data)

	For the years ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Net interest margin, excluding non-controlling interests held by third parties	$55,282	$46,313	$40,568	$40,936	$36,551
Gain on sale of loans	—	—	—	—	680
Total expenses	16,240	14,970	14,426	13,671	14,549
Early extinguishment of debt costs	—	(768)	—	—	—
Net income from continuing operations	38,596	30,432	30,451	36,335	22,749
Net income from operations of discontinued operations, net of income taxes	—	—	4,221	6,985	1,867
Gain on sale of discontinued operations	—	—	10,196	—	—
Net income attributable to common stockholders	$38,596	$30,407	$40,336	$34,285	$24,396
Basic weighted average shares of common stock outstanding	28,529,439	28,478,237	28,461,853	28,501,897	28,459,309
Diluted weighted average shares of common stock outstanding	28,656,660	28,550,945	28,523,306	28,597,568	28,585,022
Basic earnings per common share:
Continuing operations	$1.35	$1.07	$0.91	$0.96	$0.79
Discontinued operations	—	—	0.51	0.25	0.07
Net income	$1.35	$1.07	$1.42	$1.20	$0.86
Diluted earnings per common share:
Continuing operations	$1.35	$1.07	$0.91	$0.95	$0.79
Discontinued operations	—	—	0.51	0.24	0.07
Net income	$1.35	$1.07	$1.41	$1.20	$0.85
Dividends declared per share of common stock	$1.16	$1.08	$1.04	$1.00	$1.00
Balance Sheet Data:
Loans held for investment	$1,524,873	$1,726,283	$1,313,937	$1,174,391	$1,462,584
Total assets	1,603,324	1,770,219	1,373,703	1,378,982	1,862,155
Secured funding agreements	777,974	957,960	780,713	522,775	552,799
Secured term loan	108,345	107,595	149,878	69,762	—
Total unsecured debt	—	—	—	—	67,414
Total securitizations debt	270,737	271,211	—	254,343	523,229
Total liabilities	1,177,737	1,351,049	944,030	922,494	1,381,269
Total stockholders' equity	425,587	419,170	419,029	409,471	402,954
Total equity	425,587	419,170	429,673	456,488	480,886

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

We are a specialty finance company primarily engaged in originating and investing in commercial real estate (“CRE”) loans and related investments. We are externally managed by Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”), a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to the terms of the management agreement dated April 25, 2012, as amended, between us and our Manager (the “Management Agreement”). From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

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

Below are significant developments during the year ended December 31, 2018 presented by quarter:

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

Developments During the Third Quarter of 2018:

•	ACRE originated a $31.5 million senior mortgage loan on a hotel property located in Minnesota.

•	ACRE originated an $8.0 million pre-construction mezzanine loan on a property with in-place development rights for a residential condominium project located in Hawaii.

•	ACRE originated a $78.0 million senior mortgage loan on a hotel portfolio located across multiple states.

Developments During the Fourth Quarter of 2018:

•	ACRE originated a $17.5 million pre-construction senior mortgage loan on a property with in-place development rights for a residential condominium project located in Florida.

•	ACRE originated a $14.0 million mezzanine construction loan on a property with in-place development rights for a residential condominium conversion project located in New York.

•	ACRE originated a $13.5 million senior mortgage loan on an office property located in North Carolina.

•	ACRE originated a $22.9 million senior mortgage loan on an office property located in California.

•	ACRE originated a $40.0 million senior mortgage loan on a multifamily property located in Illinois.

•	ACRE originated a $30.3 million senior mortgage loan on a multifamily property located in Pennsylvania.

•	ACRE originated a $43.5 million senior mortgage loan on a multifamily property located in Florida.

•
ACRE amended the Wells Fargo Facility (as defined below), which has a commitment amount of $500.0 million, to extend the initial maturity date to December 14, 2020 and decrease the interest rate on advances from a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.75% to 2.35% to a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%. The initial maturity date of the Wells Fargo Facility is subject to three 12-month extensions, each of which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2023.

•
ACRE amended the Citibank Facility (as defined below) to increase the facility’s commitment amount from $250.0 million to $325.0 million and extend the initial maturity date to December 13, 2021. The initial maturity date of the Citibank Facility is subject to two 12-month extensions, each of which may be exercised at ACRE’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. In addition, ACRE amended the Citibank Facility to decrease the interest rate on advances from a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 2.25% to 2.50%, subject to certain exceptions, to a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions.

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

Loans are generally collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, are regularly evaluated. We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors. Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, as of December 31, 2018 and 2017, all loans were paying in accordance with their contractual terms. There were no impairments during the years ended December 31, 2018, 2017 and 2016.

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

Investment Portfolio

As of December 31, 2018, our portfolio included 44 loans held for investment, excluding 76 loans that were repaid or sold since inception. Such investments are referred to herein as our investment portfolio. As of December 31, 2018, the aggregate originated commitment under these loans at closing was approximately $1.7 billion and outstanding principal was $1.5 billion. During the year ended December 31, 2018, we funded approximately $544.2 million of outstanding principal and received repayments of $746.8 million of outstanding principal. As of December 31, 2018, 89.8% of our loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1.38%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, as of December 31, 2018, all loans were paying in accordance with their contractual terms. During the year ended December 31, 2018, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2018 ($ in thousands):

	As of December 31, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,489,708	$1,498,530	5.2%	7.0%	1.7
Subordinated debt and preferred equity investments	35,165	36,213	12.7%	14.9%	4.3
Total loans held for investment portfolio	$1,524,873	$1,534,743	5.4%	7.1%	1.8
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2018 as weighted by the outstanding principal balance of each loan.

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

RECENT DEVELOPMENTS

On January 11, 2019, ACRE Commercial Mortgage 2017-FL3 Ltd. (the “Issuer”) and ACRE Commercial Mortgage
2017-FL3 LLC (the “Co-Issuer”), both wholly-owned indirect subsidiaries of ours, entered into an Amended and Restated Indenture (the “Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the approximately $504.1 million principal balance of secured floating rate notes issued by the Issuer and $52.9 million of preferred equity in the Issuer (the “2019 FL3 CLO Securitization”). The Amended Indenture amends and restates, and replaces in its entirety, the indenture for the CLO Securitization issued in March 2017, which governed the issuance of approximately $308.8 million principal balance of secured floating rate notes and $32.4 million of preferred equity in the Issuer. After giving effect to the 2019 FL3 CLO Securitization, we retained (through one of our wholly-owned subsidiaries) approximately $58.5 million of the non-investment grade notes and all of the $52.9 million of preferred equity in the Issuer, which notes and preferred equity were not offered to investors. The secured floating rate notes are collateralized by interests in a pool of 17 mortgage assets having an aggregate principal balance of $557.0 million.

On February 6, 2019, we originated and fully funded a $30.0 million senior mortgage loan on a student housing property located in North Carolina. The loan has a per annum interest rate of LIBOR plus a spread of 3.15% (plus fees) and an initial term of three years.

On February 14, 2019, we originated a $100.6 million senior mortgage loan on a mixed-use property located in Florida. At closing, the outstanding principal balance was approximately $37.0 million. The loan has a per annum interest rate of LIBOR plus 4.25% (plus fees) and an initial term of two years.

On February 21, 2019, we declared a cash dividend of $0.33 per common share for the first quarter of 2019. The first quarter 2019 dividend is payable on April 16, 2019 to common stockholders of record on March 29, 2019.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	For the years ended December 31,
	2018	2017	2016
Net interest margin	$55,282	$46,348	$45,107
Total expenses	16,240	14,970	14,426
Early extinguishment of debt costs	—	(768)	—
Income from continuing operations before income taxes	39,042	30,610	30,681
Income tax expense, including excise tax	446	178	230
Net income from continuing operations	38,596	30,432	30,451
Net income from operations of discontinued operations, net of income taxes	—	—	4,221
Gain on sale of discontinued operations	—	—	10,196
Net income attributable to ACRE	38,596	30,432	44,868
Less: Net income attributable to non-controlling interests	—	(25)	(4,532)
Net income attributable to common stockholders	$38,596	$30,407	$40,336

The following tables set forth select details of our consolidated results of operations from continuing operations for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

Net Interest Margin

	For the years ended December 31,
	2018	2017	2016
Interest income from loans held for investment	$118,284	$97,541	$81,963
Interest expense	(63,002)	(51,193)	(36,856)
Net interest margin	$55,282	$46,348	$45,107

For the years ended December 31, 2018 and 2017, net interest margin was approximately $55.3 million and $46.3 million, respectively. For the years ended December 31, 2018 and 2017, interest income from loans held for investment of $118.3 million and $97.5 million, respectively, was generated by weighted average earning assets of $1.7 billion and $1.5 billion, respectively, offset by $63.0 million and $51.2 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and securitization debt and the Secured Term Loan (as defined below) were $1.3 billion and $1.1 billion for the years ended December 31, 2018 and 2017, respectively. The increase in interest income from loans held for investment and interest expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily relates to an increase in our weighted average earnings assets and weighted average borrowings as well as an increase in 30-day LIBOR for the year ended December 31, 2018.

For the years ended December 31, 2017 and 2016, net interest margin was approximately $46.3 million and $45.1 million, respectively. For the years ended December 31, 2017 and 2016, interest income from loans held for investment of $97.5 million and $82.0 million, respectively, was generated by weighted average earning assets of $1.5 billion and $1.3 billion, respectively, offset by $51.2 million and $36.9 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements and securitization debt and the Secured Term Loan were $1.1 billion and $889.5 million for the years ended December 31, 2017 and 2016, respectively. The increase in interest income from loans held for investment and interest expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily relates to an increase in our weighted average earnings assets and weighted average borrowings for the year ended December 31, 2017.

Operating Expenses

The operating expenses below do not include expenses of ACRE Capital. See Note 13 to our consolidated financial statements included in this annual report on Form 10-K for more information about the operating expenses of ACRE Capital.

	For the years ended December 31,
	2018	2017	2016
Management and incentive fees to affiliate	$7,418	$6,569	$5,956
Professional fees	1,945	1,674	2,228
General and administrative expenses	3,307	2,828	2,801
General and administrative expenses reimbursed to affiliate	3,570	3,899	3,441
Total expenses	$16,240	$14,970	$14,426

For the years ended December 31, 2018 and 2017, we incurred operating expenses of $16.2 million and $15.0 million, respectively. As discussed below, the increase in operating expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily relates to an increase in incentive fees due to our Manager, an increase in stock-based compensation expense and an increase in our use of third party professionals due to changes in transaction activity year over year.

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

Related Party Expenses

For the year ended December 31, 2018, related party expenses included $7.4 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $6.3 million in management fees and $1.2 million in incentive fees. For the year ended December 31, 2018, related party expenses also included $3.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2017, related party expenses included $6.6 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $6.2 million in management fees and $0.4 million in incentive fees. For the year ended December 31, 2017, related party expenses also included $3.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management fees due to our Manager were relatively consistent for both periods. The increase in incentive fees due to our Manager for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily relates to an increase in our Core Earnings (as defined below) for the year ended December 31, 2018. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. The decrease in general and administrative expenses due to our Manager for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily relates to a decrease in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

For the year ended December 31, 2017, related party expenses included $6.6 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $6.2 million in management fees and $0.4 million in incentive fees. For the year ended December 31, 2017, related party expenses also included $3.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2016, related party expenses included $6.0 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $5.6 million in management fees and $0.3 million in incentive fees. For the year ended December 31, 2016, related party expenses also included $3.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees due to our Manager for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily relates to an increase in management fees that were allocated to continuing operations subsequent to the closing of the ACRE Capital Sale on September 30, 2016. The incentive fees due to our Manager were relatively consistent for both periods. The increase in general and administrative expenses due to our Manager for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily relates to an increase in general and administrative expenses that were allocated to continuing operations as employees of our Manager allocated a significant percentage of their time during the year ended December 31, 2016 to discontinued operations for due diligence work associated with the closing of the ACRE Capital Sale.

Other Expenses

For the years ended December 31, 2018 and 2017, professional fees were $1.9 million and $1.7 million, respectively. The increase in professional fees for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily relates to an increase in our use of third party professionals due to changes in transaction activity year over year. For the years ended December 31, 2018 and 2017, general and administrative expenses were $3.3 million and $2.8 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily relates to an increase in stock-based compensation expense due to new restricted stock grants awarded after December 31, 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under our Secured Funding Agreements, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in securitizations where we retain the subordinate securities are applied sequentially, first used to pay down the senior notes, and accordingly, we will not receive any proceeds from repayment of loans in the securitizations until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions. In instances where we do not have sufficient available liquidity to originate mortgage loans, Ares Management or one of its investment vehicles may originate such mortgage loans and we may have the opportunity to purchase such loans that are determined by our Manager in good faith to be appropriate for us, once we have sufficient available liquidity.

Equity Offerings

There were no shares issued in public offerings of our equity securities for the years ended December 31, 2018, 2017 and 2016.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2018, 2017 and 2016, which are inclusive of amounts related to discontinued operations ($ in thousands):

	For the years ended December 31,
	2018	2017	2016
Net income	$38,596	$30,432	$44,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	622	844	(49,358)
Net cash provided by (used in) operating activities	39,218	31,276	(4,490)
Net cash provided by (used in) investing activities	157,924	(405,768)	(60,297)
Net cash provided by (used in) financing activities	(214,396)	355,569	73,057
Change in cash, cash equivalents and restricted cash	$(17,254)	$(18,923)	$8,270

During the years ended December 31, 2018, 2017 and 2016, cash, cash equivalents and restricted cash increased (decreased) by $(17.3) million, $(18.9) million and $8.3 million, respectively.

Operating Activities

For the years ended December 31, 2018 and 2017, net cash provided by operating activities totaled $39.2 million and $31.3 million, respectively. For the year ended December 31, 2018, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $6.9 million and amortization of deferred financing costs of $5.7 million. For the year ended December 31, 2017, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $6.6 million, amortization of deferred financing costs of $7.6 million and change in other assets of $2.5 million.

For the years ended December 31, 2017 and 2016, net cash provided by (used in) operating activities totaled $31.3 million and $(4.5) million, respectively. This change in net cash provided by (used in) operating activities was primarily related to the cash used to originate and fund mortgage loans held for sale exceeding the proceeds received from the sale of mortgage loans held for sale to third parties for the year ended December 31, 2016. For the year ended December 31, 2017, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $6.6 million, amortization of deferred financing costs of $7.6 million and change in other assets of $2.5 million. For the year ended December 31, 2016, adjustments to net income related to operating activities primarily included originations of mortgage loans held for sale of $639.4 million, sale of mortgage loans held for sale to third parties of $571.7 million, change in the fair value of mortgage servicing rights (“MSRs”) of $6.5 million, gain on sale of discontinued operations of $10.2 million, change in other assets of $40.0 million and change in other liabilities of $10.1 million.

Investing Activities

For the years ended December 31, 2018 and 2017, net cash provided by (used in) investing activities totaled $157.9 million and $(405.8) million, respectively. This change in net cash provided by (used in) investing activities was primarily as a result of the cash received from principal repayment of loans held for investment exceeding the cash used for the origination of new loans held for investment for the year ended December 31, 2018.

For the years ended December 31, 2017 and 2016, net cash used in investing activities totaled $405.8 million and $60.3 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination of new loans held for investment exceeding the cash received from principal repayment of loans held for investment and proceeds from the sale of mortgage loans held for sale for the year ended December 31, 2017.

Financing Activities

For the year ended December 31, 2018, net cash used in financing activities totaled $214.4 million and primarily related to repayments of our Secured Funding Agreements of $822.2 million and dividends paid of $32.1 million, partially offset by proceeds from our Secured Funding Agreements of $642.2 million.

For the year ended December 31, 2017, net cash provided by financing activities totaled $355.6 million and primarily related to proceeds from our Secured Funding Agreements of $923.9 million and proceeds from the issuance of debt of consolidated VIEs of $272.9 million, partially offset by repayments of our Secured Funding Agreements of $746.6 million, repayments of our Secured Term Loan (as defined below) of $45.0 million and dividends paid of $30.5 million.

For the year ended December 31, 2016, net cash provided by financing activities totaled $73.1 million and primarily related to proceeds from our Secured Funding Agreements of $1.3 billion, proceeds from our Warehouse Lines of Credit (as defined below) of $863.4 million and proceeds from our Secured Term Loan (as defined below) of $80.0 million, partially offset by repayments of our Secured Funding Agreements of $1.0 billion, repayments of debt of consolidated VIEs of $255.3 million, repayments of our Warehouse Lines of Credit of $795.7 million and dividends paid of $29.4 million.

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

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of December 31,
	2018					2017
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment		Outstanding Balance	Interest Rate		Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000	$274,071	LIBOR+1.50 to 2.25%	December 14, 2020	(1)	$500,000		$407,853	LIBOR+1.75 to 2.35%		December 14, 2018	(1)
Citibank Facility	325,000	184,003	LIBOR+1.50 to 2.50%	December 13, 2021	(2)	250,000	(2)	175,651	LIBOR+2.25 to 2.50%		December 10, 2018	(2)
BAML Facility	125,000	36,280	LIBOR+2.00%	May 23, 2019	(3)	125,000		78,320	LIBOR+2.00%		May 24, 2018	(3)
CNB Facility	50,000	—	LIBOR+3.00%	March 10, 2019	(4)	50,000		—	LIBOR+3.00%		March 11, 2018	(4)
MetLife Facility	180,000	135,145	LIBOR+2.30%	August 12, 2020	(5)	180,000		101,131	LIBOR+2.30%		August 12, 2020	(5)
UBS Facility	—	—	—	—	(6)	140,000		34,000	LIBOR+1.88 to 2.28%	(6)	October 21, 2018
U.S. Bank Facility	185,989	148,475	LIBOR+1.75 to 2.25%	July 31, 2020	(7)	185,989		161,005	LIBOR+1.85 to 2.25%		July 31, 2020	(7)
Subtotal	$1,365,989	$777,974				$1,430,989		$957,960

Secured Term Loan	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(8)	$110,000		$110,000	LIBOR+5.00%		December 22, 2020	(8)
Total	$1,475,989	$887,974				$1,540,989		$1,067,960
______________________________________________________________________________

(1)
The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In December 2018, we amended the Wells Fargo Facility to extend the initial maturity date to December 14, 2020 and decrease the interest rate on advances to a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%.

(2)
The maturity date of the master repurchase facility with Citibank, N.A. (the “Citibank Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. As of December 31, 2017, the Citibank Facility had an accordion feature that provided for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion. In December 2018, we amended the Citibank Facility to increase the facility’s commitment amount from $250.0 million to $325.0 million, extend the initial maturity date to December 13, 2021, decrease the interest rate on advances to a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25% and remove the accordion feature.

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

(6)
The interest rate on advances under the revolving master repurchase facility with UBS Real Estate Securities Inc. (the “UBS Facility”) was the sum of one-month LIBOR plus (i) 1.88% per annum, for assets that were subject to an advance for one year or less, (ii) 2.08% per annum, for assets that were subject to an advance in excess of one year but less than two years, and (iii) 2.28% per annum, for assets that were subject to an advance for more than two years. In October 2018, the UBS Facility matured. The UBS Facility had been repaid in full and its term was not extended.

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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of December 31, 2018, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 4 to our consolidated financial statements included in this annual report on Form 10-K for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of December 31, 2018, the carrying amount and outstanding principal of our CLO Securitization was $270.7 million and $272.9 million, respectively. See Note 12 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our CLO Securitization. See “Recent Developments” and Note 15 to our consolidated financial statements included in this annual report on Form 10-K for a subsequent event related to the CLO Securitization.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations as of December 31, 2018 are described in the following table ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$274,071	$—	$274,071	$—	$—
Citibank Facility	184,003	—	184,003	—	—
BAML Facility	36,280	36,280	—	—	—
CNB Facility	—	—	—	—	—
MetLife Facility	135,145	—	135,145	—	—
U.S. Bank Facility	148,475	—	148,475	—	—
Secured Term Loan	110,000	—	110,000	—	—
Future Loan Funding Commitments	142,872	13,055	122,052	7,765	—
Total	$1,030,846	$49,335	$973,746	$7,765	$—

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

For the year ended December 31, 2018, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the year ended December 31, 2018
Up 300 basis points	$11.4
Up 200 basis points	$7.6
Up 100 basis points	$3.8
Down to 0 basis points	$8.2

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

Real Estate Risk

Our real estate investments are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; local markets with a significant exposure to the energy sector; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

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

3.1	*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation.(2)
3.2	*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation.(3)
10.1	*	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC.(4)
10.2	*	Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation.(5)
10.3	*	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC.(4)
10.4	*	Amended and Restated 2012 Equity Incentive Plan.(34)#
10.5	*	Form of Restricted Stock Agreement.(6)#
10.6	*	Form of Restricted Stock Agreement with officers.(34)#
10.7	*	Form of Indemnification Agreement with directors and certain officers.(4)#
10.8	*	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC.(4)#
10.9	*	Registration Rights Agreement, dated as of August 30, 2013, among Ares Commercial Real Estate Corporation, Alliant Inc. and The Alliant Company, LLC.(7)
10.10	*
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

Exhibit Number		Exhibit Description
10.57	*
Second Amendment to Master Repurchase and Securities Contract, dated as of March 15, 2018, by and between ACRC Lender US LLC, as seller, and U.S. Bank National Association, as buyer, and acknowledged and agreed to by Ares Commercial Real Estate Corporation.(32)

10.58	*
Amendment No. 3 to Bridge Loan Warehousing Credit and Security Agreement, dated as of May 24, 2018, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders.(33)

10.59	*
Amended and Restated Fourth Amendment to Master Repurchase Agreement dated as of December 13, 2018, among ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer.(35)

10.60	*	Second Amended and Restated Substitute Guaranty Agreement, dated as of December 13, 2018, by Ares Commercial Real Estate Corporation in favor of Citibank, N.A.(35)
10.61	*
Amendment Number One to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 14, 2018, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(36)

21.1		Subsidiaries of Ares Commercial Real Estate Corporation
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

*	Previously filed
#	Denotes a management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 29, 2016.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S‑8 (File No. 333‑181077), filed on May 1, 2012
(4)	Incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012.
(5)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 17, 2014.
(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S‑11/A (File No. 333‑176841), filed on April 12, 2012.
(7)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10‑Q (File No. 001‑35517), filed on November 13, 2013.
(8)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014.
(9)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on April 15, 2014.
(10)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on August 18, 2014.
(11)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 12, 2014.

(12)	Incorporated by reference to Exhibits 10.6, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on July 31, 2014.
(13)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on June 2, 2015.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on October 26, 2015.
(15)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 14, 2015.
(16)	Incorporated by reference to Exhibits 10.52 and 10.53, as applicable, to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (file No. 001-35517), filed on June 1, 2016.
(18)	Incorporated by reference to Exhibits 10.4, 10.6, 10.8 and 10.9, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 4, 2016.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on August 11, 2016.
(21)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-35517), filed on November 3, 2016.
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 12, 2016.
(23)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017.
(24)	Incorporated by reference to Exhibits 2.2, 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on May 30, 2017.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 28, 2017.
(27)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017.
(28)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on November 1, 2017.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on October 3, 2017.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 29, 2017.
(31)	Incorporated by reference to Exhibits 10.38, 10.39, 10.40, 10.42 and 10.43, as applicable, to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2018.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on May 1, 2018.
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on May 30, 2018.
(34)	Incorporated by reference to Exhibits 10.1 and 10.3, as applicable, to the Company’s Form S-8 (File No. 333-225891), filed on June 26, 2018.
(35)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2018.
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 20, 2018.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on Internal Control over Financial Reporting

We have audited Ares Commercial Real Estate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ares Commercial Real Estate Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$11,089	$28,343
Restricted cash	379	379
Loans held for investment ($289,576 and $341,158 related to consolidated VIEs, respectively)	1,524,873	1,726,283
Other assets ($843 and $945 of interest receivable related to consolidated VIEs, respectively; $51,582 of other receivables related to consolidated VIEs as of December 31, 2018)	66,983	15,214
Total assets	$1,603,324	$1,770,219
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$777,974	$957,960
Secured term loan	108,345	107,595
Collateralized loan obligation securitization debt (consolidated VIE)	270,737	271,211
Due to affiliate	3,163	2,628
Dividends payable	8,914	7,722
Other liabilities ($541 and $414 of interest payable related to consolidated VIEs, respectively)	8,604	3,933
Total liabilities	1,177,737	1,351,049
Commitments and contingencies (Note 5)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2018 and 2017, and 28,755,665 and 28,598,916 shares issued and outstanding at December 31, 2018 and 2017, respectively	283	283
Additional paid-in capital	421,739	420,637
Accumulated earnings (deficit)	3,565	(1,750)
Total stockholders' equity	425,587	419,170
Total liabilities and stockholders' equity	$1,603,324	$1,770,219

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the years ended December 31,
	2018	2017	2016
Net interest margin:
Interest income from loans held for investment	$118,284	$97,541	$81,963
Interest expense	(63,002)	(51,193)	(36,856)
Net interest margin	55,282	46,348	45,107
Expenses:
Management and incentive fees to affiliate	7,418	6,569	5,956
Professional fees	1,945	1,674	2,228
General and administrative expenses	3,307	2,828	2,801
General and administrative expenses reimbursed to affiliate	3,570	3,899	3,441
Total expenses	16,240	14,970	14,426
Early extinguishment of debt costs	—	(768)	—
Income from continuing operations before income taxes	39,042	30,610	30,681
Income tax expense, including excise tax	446	178	230
Net income from continuing operations	38,596	30,432	30,451
Net income from operations of discontinued operations, net of income taxes	—	—	4,221
Gain on sale of discontinued operations	—	—	10,196
Net income attributable to ACRE	38,596	30,432	44,868
Less: Net income attributable to non-controlling interests	—	(25)	(4,532)
Net income attributable to common stockholders	$38,596	$30,407	$40,336
Basic earnings per common share:
Continuing operations	$1.35	$1.07	$0.91
Discontinued operations	—	—	0.51
Net income	$1.35	$1.07	$1.42
Diluted earnings per common share:
Continuing operations	$1.35	$1.07	$0.91
Discontinued operations	—	—	0.51
Net income	$1.35	$1.07	$1.41
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,529,439	28,478,237	28,461,853
Diluted weighted average shares of common stock outstanding	28,656,660	28,550,945	28,523,306

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2015	28,609,650	$284	$421,179	$(11,992)	$409,471	$47,017	$456,488
Stock‑based compensation	3,022	—	312	—	312	—	312
Repurchase and retirement of common stock	(129,916)	(1)	(1,435)	—	(1,436)	—	(1,436)
Net income	—	—	—	40,336	40,336	4,532	44,868
Dividends declared	—	—	—	(29,654)	(29,654)	—	(29,654)
Contributions from non‑controlling interests	—	—	—	—	—	11	11
Distributions to non-controlling interests	—	—	—	—	—	(40,916)	(40,916)
Balance at December 31, 2016	28,482,756	$283	$420,056	$(1,310)	$419,029	$10,644	$429,673
Stock‑based compensation	116,160	—	581	—	581	—	581
Net income	—	—	—	30,407	30,407	25	30,432
Dividends declared	—	—	—	(30,847)	(30,847)	—	(30,847)
Contributions from non-controlling interests	—	—	—	—	—	12	12
Distributions to non-controlling interests	—	—	—	—	—	(10,681)	(10,681)
Balance at December 31, 2017	28,598,916	$283	$420,637	$(1,750)	$419,170	$—	$419,170
Stock-based compensation	156,749	—	1,102	—	1,102	—	1,102
Net income	—	—	—	38,596	38,596	—	38,596
Dividends declared	—	—	—	(33,281)	(33,281)	—	(33,281)
Balance at December 31, 2018	28,755,665	$283	$421,739	$3,565	$425,587	$—	$425,587

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Operating activities:
Net income	$38,596	$30,432	$44,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Amortization of deferred financing costs	5,720	7,608	6,439
Change in mortgage banking activities	—	—	(10,386)
Change in fair value of mortgage servicing rights	—	—	6,457
Accretion of deferred loan origination fees and costs	(6,949)	(6,578)	(5,924)
Provision for loss sharing	—	—	(146)
Cash paid to settle loss sharing obligations	—	—	(681)
Originations of mortgage loans held for sale	—	—	(639,413)
Sale of mortgage loans held for sale to third parties	—	—	571,714
Stock-based compensation	1,102	581	312
Early extinguishment of debt costs	—	768	—
Gain on sale of discontinued operations	—	—	(10,196)
Depreciation expense	—	—	167
Deferred tax expense	—	—	2,049
Changes in operating assets and liabilities:
Other assets	198	(2,530)	40,016
Due to affiliate	535	(71)	380
Other liabilities	16	1,066	(10,146)
Net cash provided by (used in) operating activities	39,218	31,276	(4,490)
Investing activities:
Issuance of and fundings on loans held for investment	(543,077)	(900,289)	(861,444)
Principal repayment of loans held for investment	695,183	411,298	721,684
Proceeds from sale of mortgage loans held for sale	—	73,900	—
Receipt of origination fees	5,818	9,323	6,813
Proceeds from sale of discontinued operations, net of cash and restricted cash sold	—	—	73,004
Purchases of other assets	—	—	(354)
Net cash provided by (used in) investing activities	157,924	(405,768)	(60,297)
Financing activities:
Proceeds from secured funding agreements	642,241	923,882	1,288,698
Repayments of secured funding agreements	(822,227)	(746,635)	(1,030,760)
Payment of secured funding costs	(2,322)	(8,405)	(5,563)
Proceeds from issuance of debt of consolidated VIEs	—	272,927	—
Repayments of debt of consolidated VIEs	—	—	(255,275)
Proceeds from warehouse lines of credit	—	—	863,382
Repayments of warehouse lines of credit	—	—	(795,684)
Proceeds from secured term loan	—	—	80,000
Repayments of secured term loan	—	(45,000)	—
Repurchase of common stock	—	—	(1,436)
Dividends paid	(32,088)	(30,531)	(29,400)
Contributions from non-controlling interests	—	12	11
Distributions to non-controlling interests	—	(10,681)	(40,916)
Net cash provided by (used in) financing activities	(214,396)	355,569	73,057
Change in cash, cash equivalents and restricted cash	(17,254)	(18,923)	8,270
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	28,722	47,645	18,149
Cash, cash equivalents and restricted cash of discontinued operations, beginning of period	—	—	21,226
Cash, cash equivalents and restricted cash, end of period	$11,468	$28,722	$47,645
Cash, cash equivalents and restricted cash of continuing operations, end of period	$11,468	$28,722	$47,645
Cash, cash equivalents and restricted cash of discontinued operations, end of period	$—	$—	$—
Supplemental Information:
Interest paid during the period	$56,719	$41,891	$30,066
Income taxes paid during the period	$360	$240	$—
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$8,914	$7,722	$7,406
Other receivables related to consolidated VIEs	$51,582	$—	$—

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2018
(in thousands, except share and per share data, percentages and as otherwise indicated)

1.     ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company primarily engaged in originating and investing in commercial real estate loans and related investments. Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management” or “Ares”), a publicly traded, leading global alternative asset manager, it has investment professionals strategically located across the United States and Europe who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement (the “Management Agreement”).

The Company is primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments, including commercial mortgage backed securities. These investments are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior-living, self storage, student housing, residential and other commercial real estate properties, or by ownership interests therein.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20, Presentation of Financial Statements - Discontinued Operations, defines the criteria required for a disposal transaction to qualify for reporting as a discontinued operation. The Company determined that the ACRE Capital Sale met the criteria for discontinued operations. As a result, the operating results of ACRE Capital, which formerly comprised the mortgage banking segment, are presented separately in the Company’s consolidated financial statements as discontinued operations for the year ended December 31, 2016. The operating results of discontinued operations are included in the line item “Net income from operations of discontinued operations, net of income taxes” in the consolidated statement of operations for the year ended December 31, 2016. Summarized financial information for the discontinued mortgage banking segment is shown in Note 13 included in these consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	For the years ended December 31,
	2018	2017	2016
Cash and cash equivalents	$11,089	$28,343	$47,270
Restricted cash	379	379	375
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$11,468	$28,722	$47,645

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. For the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

A reconciliation of the Company’s interest income from loans held for investment, excluding non-controlling interests, to the Company’s interest income from loans held for investment as included within its consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 is as follows ($ in thousands):

	For the years ended December 31,
	2018	2017	2016
Interest income from loans held for investment, excluding non-controlling interests	$118,284	$97,506	$77,424
Interest income from non-controlling interest investment held by third parties	—	35	4,539
Interest income from loans held for investment	$118,284	$97,541	$81,963

Net Interest Margin and Interest Expense

Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt and the Secured Term Loan (individually defined in Note 4 included in these consolidated financial statements) in net interest margin. For the years ended December 31, 2018, 2017 and 2016, interest expense is comprised of the following ($ in thousands):

	For the years ended December 31,
	2018	2017	2016
Secured funding agreements and securitizations debt	$54,473	$37,602	$27,856
Secured term loan	8,529	13,591	9,000
Interest expense	$63,002	$51,193	$36,856

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

The Company formed a wholly-owned subsidiary, ACRC Lender W TRS LLC (“ACRC W TRS”), in December 2013 in order to issue and hold certain loans intended for sale. The Company also formed a wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the CLO Securitization (as defined below) to the extent it generates excess inclusion income. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary (“TRS”) elections were made with respect to ACRC W TRS and FL3 TRS. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable U.S. federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company’s GAAP consolidated earnings recognized by ACRC W TRS and FL3 TRS. The income tax provision is included in the line item income tax expense (benefit), including excise tax in the consolidated statements of operations included in this annual report on Form 10-K.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2018 and 2017, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. ACRC W TRS and FL3 TRS recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

For the years ended December 31, 2018, 2017 and 2016, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the FASB Emerging Issues Task Force).The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU No. 2016-18 and applied the guidance retrospectively to the prior period consolidated statements of cash flows.

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity and noncontrolling interests presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company plans to use the new presentation of consolidated statement of stockholders' equity beginning in 2019. The final rule became effective on November 5, 2018.

3.     LOANS HELD FOR INVESTMENT

As of December 31, 2018, the Company’s portfolio included 44 loans held for investment, excluding 76 loans that were repaid or sold since inception. The aggregate originated commitment under these loans at closing was approximately $1.7 billion and outstanding principal was $1.5 billion as of December 31, 2018. During the year ended December 31, 2018, the Company funded approximately $544.2 million of outstanding principal and received repayments of $746.8 million of outstanding principal, as described in more detail in the tables below. Such investments are referred to herein as the Company’s “investment portfolio.” As of December 31, 2018, 89.8% of the Company’s loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1.38%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of December 31, 2018 and 2017 ($ in thousands):

	As of December 31, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,489,708	$1,498,530	5.2%	7.0%	1.7
Subordinated debt and preferred equity investments	35,165	36,213	12.7%	14.9%	4.3
Total loans held for investment portfolio	$1,524,873	$1,534,743	5.4%	7.1%	1.8

	As of December 31, 2017
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Minimum Loan Borrowing Spread (2)	Weighted Average Unleveraged Effective Yield (3)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,674,169	$1,684,439	4.8%	6.2%	1.9
Subordinated debt and preferred equity investments	52,114	52,847	9.5%	10.8%	3.4
Total loans held for investment portfolio	$1,726,283	$1,737,286	5.0%	6.3%	2.0
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

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2018 and 2017 as weighted by the outstanding principal balance of each loan.

A more detailed listing of the Company’s investment portfolio based on information available as of December 31, 2018 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Multifamily	FL	$89.7	$89.5	L+4.75%	7.8%	Sep 2019		I/O
Hotel	Diversified	68.0	67.4	L+3.60%	6.6%	Sep 2021		I/O
Office	TX	67.2	66.8	L+3.60%	6.6%	July 2020		I/O
Hotel	OR/WA	64.1	63.6	L+3.45%	6.5%	May 2021		I/O
Multifamily	UT	63.5	63.2	L+3.25%	6.0%	Dec 2020		I/O
Office	IL	63.2	63.1	L+3.99%	6.9%	Aug 2019		I/O
Office	IL	61.2	60.8	L+3.75%	6.8%	Dec 2020		I/O
Office	NJ	54.5	54.2	L+4.65%	7.7%	July 2020		I/O
Office	IL	54.1	53.8	L+3.95%	6.8%	June 2021		I/O
Industrial	MN	52.0	51.7	L+3.15%	6.1%	Dec 2020		I/O
Mixed-use	CA	49.0	48.7	L+4.00%	6.9%	Apr 2021		I/O
Multifamily	FL	45.4	45.3	L+4.75%	7.8%	Sep 2019		I/O
Multifamily	TX	42.7	42.5	L+3.30%	6.2%	Dec 2020		I/O
Student Housing	CA	41.8	41.5	L+3.95%	7.0%	July 2020		I/O
Multifamily	FL	41.2	40.8	L+2.60%	5.7%	Jan 2022		I/O
Student Housing	TX	41.0	40.7	L+4.75%	7.8%	Jan 2021		I/O
Hotel	CA	40.0	39.7	L+4.12%	7.0%	Jan 2021		I/O
Multifamily	SC	38.9	38.7	L+3.36%	6.3%	May 2021		I/O
Student Housing	NC	38.7	38.7	L+4.00%	7.5%	Feb 2019		I/O
Hotel	NY	38.6	38.6	L+4.75%	7.3%	Dec 2018	(5)	I/O
Multifamily	IL	37.0	36.6	L+3.50%	6.7%	Nov 2020		I/O
Hotel	MI	35.2	35.2	L+4.15%	6.7%	July 2019	(6)	I/O
Hotel	MN	31.5	31.2	L+3.55%	6.4%	Aug 2021		I/O
Multifamily	NY	30.1	30.0	L+3.20%	6.1%	Dec 2020		I/O
Multifamily	PA	29.4	29.1	L+3.00%	6.1%	Dec 2021		I/O
Office	CO	27.6	27.3	L+4.15%	7.1%	June 2021		I/O
Multifamily	TX	27.5	27.4	L+3.20%	6.2%	Oct 2020		I/O
Multifamily	CA	26.8	26.7	L+3.85%	6.8%	July 2020		I/O
Student Housing	AL	24.1	24.0	L+4.45%	7.5%	Feb 2020		I/O
Student Housing	TX	24.0	23.8	L+4.10%	7.1%	Jan 2021		I/O
Hotel	IL	21.4	21.2	L+4.40%	7.5%	May 2021		I/O
Multifamily	CA	19.8	19.6	L+3.30%	6.2%	Feb 2021		I/O
Office	PA	19.6	19.5	L+4.70%	7.7%	Mar 2020		I/O
Multifamily	FL	19.2	19.1	L+4.00%	6.9%	Nov 2020		I/O
Office	FL	18.4	18.3	L+4.30%	7.4%	Apr 2020		I/O
Residential Condominium	FL	17.5	17.4	L+8.00%	11.9%	Apr 2020		I/O
Office	CA	17.5	17.3	L+3.40%	6.5%	Nov 2021		I/O
Residential	CA	9.1	8.8	12.00%	14.8%	Feb 2020		I/O
Office	NC	8.0	7.9	L+4.00%	7.1%	Nov 2022		I/O
Subordinated Debt and Preferred Equity Investments:
Office	NJ	17.0	16.4	12.00%	12.8%	Jan 2026		I/O	(7)
Residential Condominium	NY	10.8	10.6	L+14.00%	17.5%	May 2021		I/O
Residential Condominium	HI	4.7	4.7	14.00%	19.1%	Apr 2019		I/O
Office	CA	2.7	2.7	L+8.25%	10.9%	Nov 2021		I/O
Mixed-use	IL	1.0	0.8	L+12.25%	15.7%	Nov 2021		I/O
Total/Weighted Average		$1,534.7	$1,524.9		7.1%
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

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of December 31, 2018 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2018 as weighted by the outstanding principal balance of each loan.

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

(5)
As of December 31, 2018, the $38.6 million senior mortgage loan, which is collateralized by a hotel property located in New York, is in maturity default. See below in this Note 3 included in these consolidated financial statements for further discussion of this loan.

(6)	In June 2018, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Michigan loan to July 2019.

(7)
In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of December 31, 2018. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

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

For the years ended December 31, 2018 and 2017, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2016	$1,313,937
Initial funding	878,834
Origination fees and discounts, net of costs	(9,323)
Additional funding	21,455
Amortizing payments	(509)
Loan payoffs	(410,789)
Loans sold to third parties (1)	(73,900)
Origination fee accretion	6,578
Balance at December 31, 2017	$1,726,283
Initial funding	510,529
Origination fees and discounts, net of costs	(5,816)
Additional funding	33,693
Amortizing payments	(645)
Loan payoffs	(746,120)
Origination fee accretion	6,949
Balance at December 31, 2018	$1,524,873
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

As of December 31, 2018, the $38.6 million senior mortgage loan, which is collateralized by a hotel property located in New York, was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. The Company evaluated this loan for impairment and concluded that no impairment charge should be recognized as of December 31, 2018 and that this loan should not be placed on non-accrual status as of December 31, 2018. This conclusion was based in part on (1) the current estimated fair market value of the underlying collateral property and applicable reserves and (2) cash flows from operations of the underlying collateral property. The estimated fair market value of the underlying collateral property was determined using the income and market approach. As of December 31, 2018, the loan is current on its regular interest payments.

Except as described above, as of December 31, 2018, all loans were paying in accordance with their contractual terms. No impairment charges have been recognized during the years ended December 31, 2018, 2017 and 2016.

4.     DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the UBS Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of December 31, 2018 and 2017, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of December 31,
	2018			2017
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$274,071	$500,000		$407,853	$500,000
Citibank Facility	184,003	325,000	(1)	175,651	250,000	(1)
BAML Facility	36,280	125,000		78,320	125,000
CNB Facility	—	50,000		—	50,000
MetLife Facility	135,145	180,000		101,131	180,000
UBS Facility	—	—	(2)	34,000	140,000
U.S. Bank Facility	148,475	185,989		161,005	185,989
Secured Term Loan	110,000	110,000		110,000	110,000
Total	$887,974	$1,475,989		$1,067,960	$1,540,989
______________________________________________________________________________

(1)
As of December 31, 2017, the Citibank Facility (as defined below) had an accordion feature that provided for an increase in the $250.0 million commitment amount with respect to approved assets, as determined by Citibank, N.A. in its sole discretion. In December 2018, the Company amended the Citibank Facility to, among other things, increase the facility’s commitment amount from $250.0 million to $325.0 million and remove the accordion feature.

(2)	In October 2018, the UBS Facility (as defined below) matured. The UBS Facility had been repaid in full and its term was not extended.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo

Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. In December 2018, the Company amended the Wells Fargo Facility to extend the initial maturity date to December 14, 2020. The initial maturity date of the Wells Fargo Facility is subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2023. In addition, in December 2018, the Company amended the Wells Fargo Facility to decrease the interest rate on advances from a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.75% to 2.35% to a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the years ended December 31, 2018, 2017 and 2016, the Company incurred a non-utilization fee of $149 thousand, $362 thousand and $340 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Wells Fargo Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2018, the Company was in compliance with all financial covenants of the Wells Fargo Facility.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. In December 2018, the Company amended the Citibank Facility to increase the facility’s commitment amount from $250.0 million to $325.0 million and extend the initial maturity date to December 13, 2021. The initial maturity date of the Citibank Facility is subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. In addition, in December 2018, the Company amended the Citibank Facility to decrease the interest rate on advances from a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 2.25% to 2.50%, subject to certain exceptions, to a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. Subsequent to the December 2018 amendment to the Citibank Facility, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. Prior to December 2018, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility. For the years ended December 31, 2018, 2017 and 2016, the Company incurred a non-utilization fee of $143 thousand, $165 thousand and $93 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Citibank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2018, the Company was in compliance with all financial covenants of the Citibank Facility.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. In May 2018, the Company amended the BAML Facility to extend the period during which the Company may request individual loans under the facility to May 23, 2019. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. In addition, in May 2018, the final maturity date of individual loans under the BAML Facility was extended to May 23, 2022. Since October 2, 2017, advances under the BAML Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.00%, subject to certain exceptions. Prior to and including October 1, 2017, advances under the BAML Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurs a non-utilization fee of 12.5 basis points per annum on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility is utilized. For the years ended December 31, 2018, 2017 and 2016, the Company incurred a non-utilization fee of $21 thousand, $52 thousand and $52 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The BAML Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events.  The agreements governing the BAML Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after September 30, 2013, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2018, the Company was in compliance with all financial covenants of the BAML Facility.

CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In February 2018, the Company exercised a 12-month extension option on the CNB Facility to extend the initial maturity date to March 10, 2019. The Company has one additional 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the CNB Facility to March 10, 2020. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or the sum of one-month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the years ended December 31, 2018, 2017 and 2016, the Company incurred a non-utilization fee of $166 thousand, $184 thousand and $122 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events.  The agreements governing the CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2018, the Company was in compliance with all financial covenants of the CNB Facility.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. Since August 4, 2017, advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%. Prior to and including August 3, 2017, advances under the MetLife Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.35%. Effective in February 2018, the Company began incurring a non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized. For the year ended December 31, 2018, the Company incurred a non-utilization fee of $7 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The MetLife Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default and (d) limitations on dispositions of assets.  The agreements governing the MetLife Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after August 13, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, and (v) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the MetLife Facility, the Company may be required to repay certain amounts under the MetLife Facility. As of December 31, 2018, the Company was in compliance with all financial covenants of the MetLife Facility.

UBS Facility

The Company and certain of its subsidiaries were party to a $140.0 million revolving master repurchase facility with UBS Real Estate Securities Inc. (“UBS”) (the “UBS Facility”), pursuant to which the Company could have sold, and later repurchased, commercial mortgage loans and, under certain circumstances, other assets meeting defined eligibility criteria that were approved by UBS in its sole discretion. In October 2018, the UBS Facility matured. The UBS Facility had been repaid in full and its term was not extended. The interest rate on advances under the UBS Facility was the sum of one-month LIBOR plus (a) 1.88% per annum, for assets that were subject to an advance for one year or less, (b) 2.08% per annum, for assets that were subject to an advance in excess of one year but less than two years and (c) 2.28% per annum, for assets that were subject to an advance for greater than two years.

The UBS Facility contained margin call provisions that provided UBS with certain rights if the applicable percentage of the aggregate asset value of the purchased assets under the UBS Facility was less than the aggregate purchase price for such assets. The UBS Facility was fully guaranteed by the Company and required the Company to maintain certain financial and other covenants including the following: (a) maintain a ratio of (i) total debt to tangible net worth of not more than 4.00 to 1.00 and (ii) recourse debt to tangible net worth of not more than 3.00 to 1.00, (b) maintain a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of net cash proceeds received from all subsequent equity issuances by the Company and (c) maintain a fixed charge coverage ratio (expressed as the ratio of adjusted-EBITDA (net income before net interest expense, income tax expense, depreciation and amortization) to fixed charges) for the immediately preceding 12-month period ending on the last day of the applicable reporting period of at least 1.25 to 1.00. In addition, the UBS Facility contained certain affirmative and negative covenants and provisions regarding events of default that were normal and customary for similar repurchase facilities.

U.S. Bank Facility

The Company and certain of its subsidiaries are party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the year ended December 31, 2018, the Company did not incur a non-utilization fee. For the years ended December 31, 2017 and 2016, the Company incurred a non-utilization fee of $83 thousand and $77 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The U.S. Bank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after September 30, 2013, (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the U.S. Bank Facility, the Company may be required to repay certain amounts under the U.S. Bank Facility and (k) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity). As of December 31, 2018, the Company was in compliance with all financial covenants of the U.S. Bank Facility.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The initial maturity date of the Secured Term Loan is December 22, 2020, subject to one 12-month extension, which may be exercised at the Company’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Since December 22, 2017, advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. Prior to and including December 21, 2017, advances under the Secured Term Loan accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 6.00% (with a 1.00% LIBOR floor). In December 2017, the Company voluntarily elected to repay $45.0 million of outstanding principal on the Secured Term Loan prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan. For the year ended December 31, 2017, the Company incurred early extinguishment of debt costs of $768 thousand in connection with the $45.0 million repayment of outstanding principal on the Secured Term Loan, which was comprised of the pro-rata share of the unamortized deferred debt issuance costs and original issue discounts being allocated to the outstanding principal that was repaid. The costs are included within early extinguishment of debt costs in the Company’s consolidated statements of operations.

The Company made an initial draw of $75.0 million on December 9, 2015, the closing date. The Company drew the remaining $80.0 million of the Secured Term Loan on September 9, 2016. The Company was subject to a monthly non-utilization fee equal to 1.0% per annum on the unused commitment amount during the nine-month commitment period following the closing date for which the $80.0 million of the Secured Term Loan was not utilized. For the years ended December 31, 2018 and 2017, the Company did not incur a non-utilization fee. For the year ended December 31, 2016, the Company incurred a non-utilization fee of $560 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations. The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the year ended December 31, 2018, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 7.6%. For the year ended December 31, 2017, the estimated per annum effective interest rate of the Secured Term Loan was 8.7% prior to and including December 21, 2017 and 7.2% subsequent to December 21, 2017. For the year ended December 31, 2016, the estimated per annum effective interest rate was 8.5%.

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

The Secured Term Loan contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing agreements, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the Secured Term Loan also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2015, plus 80% of the net cash proceeds raised in subsequent equity issuances by the Company, (iii) maintaining an asset coverage ratio greater than 110%, (iv) maintaining an unencumbered asset ratio greater than 120%, (v) limitations on mergers, consolidations, transfers of assets and similar transactions, (vi) maintaining its status as a REIT and (vii) maintaining at least 65% of loans held for investment as senior commercial real estate loans, as measured by the average daily outstanding principal balance of all loans held for investment during a fiscal quarter and as adjusted for non-controlling interests. As of December 31, 2018, the Company was in compliance with all financial covenants of the Secured Term Loan.

Financing Agreements Maturities

At December 31, 2018, approximate principal maturities of the Company’s Financing Agreements are as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	BAML Facility	CNB Facility	MetLife Facility	U.S. Bank Facility	Secured Term Loan	Total
2019	$—	$—	$36,280	$—	$—	$—	$—	$36,280
2020	274,071	—	—	—	135,145	148,475	110,000	667,691
2021	—	184,003	—	—	—	—	—	184,003
2022	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
	$274,071	$184,003	$36,280	$—	$135,145	$148,475	$110,000	$887,974

5.     COMMITMENTS AND CONTINGENCIES

As of December 31, 2018 and 2017, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of December 31,
	2018	2017
Total commitments	$1,677,615	$1,847,534
Less: funded commitments	(1,534,743)	(1,737,286)
Total unfunded commitments	$142,872	$110,248

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2018, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

6.   EQUITY

Stock Buyback Program

In May 2015, the Company announced that the Company’s board of directors authorized the Company to repurchase up to $20.0 million of the Company’s outstanding common stock over a period of one year (the “Stock Buyback Program”). In February 2016, the Company’s board of directors increased the size of the existing $20.0 million Stock Buyback Program to $30.0 million and extended the Stock Buyback Program through March 31, 2017. The Stock Buyback Program was not extended after March 31, 2017. Purchases made pursuant to the Stock Buyback Program could have been made in either the open market or in privately negotiated transactions, from time to time and as permitted by federal securities laws and other legal requirements. In connection with this Stock Buyback Program, in March 2016, the Company entered into a Rule 10b5-1 plan to repurchase shares of the Company’s common stock in accordance with certain parameters set forth in the Stock Buyback Program. During the years ended December 31, 2018 and 2017, no shares of the Company’s common stock were repurchased. During the year ended December 31, 2016, the Company repurchased a total of 129,916 shares of the Company’s common stock in the open market for an aggregate purchase price of approximately $1.4 million, including expenses paid. The shares were repurchased at an average price of $11.06 per share, including expenses paid.

Common Stock

There were no shares issued in public or private offerings for the years ended December 31, 2018, 2017 and 2016. See “Equity Incentive Plan” below for shares issued under the plan.

Equity Incentive Plan

On April 23, 2012, the Company adopted an equity incentive plan. In April 2018, the Company’s board of directors authorized, and in June 2018, the Company’s stockholders approved, an amended and restated equity incentive plan that increased the total amount of shares of common stock the Company may grant thereunder to 1,390,000 shares (the “Amended and Restated 2012 Equity Incentive Plan”). Pursuant to the Amended and Restated 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units and/or other equity-based awards to the Company’s outside directors, employees of the Manager, officers, ACREM and other eligible awardees under the plan. Any restricted shares of the Company’s common stock and restricted stock units will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation, resulting in stock-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or restricted stock units.

Restricted stock grants generally vest ratably over a one to four year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock grant, classified as dividends paid, equal to the per-share dividends received by common stockholders.

The following table details the restricted stock grants awarded as of December 31, 2018:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	August 31, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
June 24, 2015	July 1, 2015	25,555
April 25, 2016	July 1, 2016	10,000
June 27, 2016	July 1, 2016	24,680
April 25, 2017	April 25, 2018	81,710
June 7, 2017	July 1, 2017	18,224
October 17, 2017	January 2, 2018	7,278
December 15, 2017	January 2, 2018	8,948
May 14, 2018	July 2, 2018	31,766
June 26, 2018	July 1, 2019	67,918
December 14, 2018	March 31, 2019	57,065
Total		553,528

The following tables summarize the (i) non-vested shares of restricted stock and (ii) the vesting schedule of shares of restricted stock for the Company’s directors and officers and employees of the Manager as of December 31, 2018:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	Total
Balance at December 31, 2017	21,394	90,658	112,052
Granted	31,766	124,983	156,749
Vested	(30,606)	(36,185)	(66,791)
Forfeited	—	—	—
Balance at December 31, 2018	22,554	179,456	202,010

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	Total
2019	18,384	62,303	80,687
2020	3,336	65,313	68,649
2021	834	38,072	38,906
2022	—	13,768	13,768
2023	—	—	—
Total	22,554	179,456	202,010

The following table summarizes the restricted stock compensation expense included within general and administrative expenses for ACRE and compensation and benefits for ACRE Capital (which is included within net income from operations of discontinued operations, net of income taxes, in the Company’s consolidated statements of operations), the total fair value of shares vested and the weighted average grant date fair value of the restricted stock granted to the Company’s directors and officers, employees of the Manager and employees of ACRE Capital for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	For the years ended December 31,
	2018				2017				2016
	Restricted Stock Grants				Restricted Stock Grants				Restricted Stock Grants
	Directors	Officers and Employees of the Manager	Employees	Total	Directors	Officers and Employees of the Manager	Employees	Total	Directors	Officers and Employees of the Manager	Employees	Total
Compensation expense (1)	$427	$675	$—	$1,102	$317	$264	$—	$581	$355	$53	$(96)	$312
Total fair value of shares vested (2)	405	449	—	854	347	—	—	347	342	54	383	779
Weighted average grant date fair value	427	1,759	—	2,186	338	1,254	—	1,592	412	—	—	412
______________________________________________________________________________

(1)
Compensation expense for ACRE Capital employees is included within compensation and benefits expense for the year ended December 31, 2016 in the reconciliation of net income from operations of discontinued operations, net of income taxes. See Note 13 included in these consolidated financial statements for more information.

(2)	Based on the closing price of the Company’s common stock on the NYSE on each vesting date.

As of December 31, 2018, 2017 and 2016, the total compensation cost related to non-vested awards not yet recognized totaled $2.3 million, $1.2 million and $180 thousand, respectively, and the weighted average period over which the non-vested awards are expected to be recognized is 2.10 years, 1.95 years and 1.02 years, respectively.

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

7.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share from continuing operations and discontinued operations for the years ended December 31, 2018, 2017 and 2016 ($ in thousands, except share and per share data):

	For the years ended December 31,
	2018	2017	2016
Net income from continuing operations, less non-controlling interests	$38,596	$30,407	$25,919
Net income from discontinued operations, including gain on sale of discontinued operations	$—	$—	$14,417
Divided by:
Basic weighted average shares of common stock outstanding:	28,529,439	28,478,237	28,461,853
Weighted average non-vested restricted stock	127,221	72,708	61,453
Diluted weighted average shares of common stock outstanding:	28,656,660	28,550,945	28,523,306
Basic earnings per common share:
Continuing operations	$1.35	$1.07	$0.91
Discontinued operations	—	—	0.51
Net income	$1.35	$1.07	$1.42
Diluted earnings per common share:
Continuing operations	$1.35	$1.07	$0.91
Discontinued operations	—	—	0.51
Net income	$1.35	$1.07	$1.41

8.   INCOME TAX

The Company wholly-owns ACRC Lender W TRS LLC, which is a TRS formed in order to issue and hold certain loans intended for sale. The Company also wholly-owns ACRC 2017-FL3 TRS LLC, which is a TRS formed in order to hold a portion of the CLO Securitization (as defined below) to the extent it generates excess inclusion income.

The income tax provision for the Company and the TRSs consisted of the following for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	For the years ended December 31,
	2018	2017	2016
Current	$84	$25	$21
Deferred	—	—	—
Excise tax	362	153	209
Total income tax expense, including excise tax	$446	$178	$230

For the years ended December 31, 2018, 2017 and 2016, the Company incurred an expense of $362 thousand, $153 thousand and $209 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of December 31, 2018, tax years 2015 through 2018 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of December 31, 2018 and 2017, the Company did not have any assets or liabilities required to be recorded at fair value on a recurring or nonrecurring basis.

As of December 31, 2018 and 2017, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2018		2017
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,524,873	$1,534,743	$1,726,283	$1,737,286
Financial liabilities:
Secured funding agreements	2	$777,974	$777,974	$957,960	$957,960
Secured term loan	2	108,345	110,000	107,595	110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	270,737	272,927	271,211	272,927

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 6 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the years ended December 31, 2018, 2017 and 2016, $1.2 million, $381 thousand and $348 thousand of incentive fees were incurred, respectively.

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

The following table summarizes the related party costs incurred by the Company related to continuing operations for the years ended December 31, 2018, 2017 and 2016 and amounts payable to the Company’s Manager as of December 31, 2018 and 2017 ($ in thousands):

	Incurred						Payable
	For the years ended December 31,						As of December 31,
	2018		2017		2016		2018	2017
Affiliate Payments
Management fees	$6,268		$6,188		$5,608		$1,576	$1,549
Incentive fees	1,150		381		348		540	—
General and administrative expenses	3,570		3,899		3,441		996	1,016
Direct costs	224	(1)	304	(1)	848	(2)	51	63
Total	$11,212		$10,772		$10,245		$3,163	$2,628
______________________________________________________________________________

(1)	For the years ended December 31, 2018 and 2017, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

(2)
For the year ended December 31, 2016, direct costs incurred are included within (i) general and administrative expenses of $486 thousand and (ii) interest expense of $362 thousand in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets.

In May 2018, the Company participated in originating a $25.0 million mezzanine loan commitment on a property with in-place development rights for the construction of a mixed-use property located in Illinois, with a participation interest of $15.3 million held by the Company and $9.7 million held by other Ares managed investment vehicles. As of December 31, 2018, the total outstanding principal balance on the participation interest held by the Company was $974 thousand.

In August 2018, the Company participated in originating a $12.0 million pre-construction mezzanine loan commitment on a property with in-place development rights for a residential condominium project located in Hawaii. The mezzanine loan was split into separate notes with an $8.0 million note held by the Company and $4.0 million of notes held by other Ares managed investment vehicles. As of December 31, 2018, the total outstanding principal balance on the note held by the Company was $4.7 million.

In October 2018, the Company participated in originating a $22.0 million pre-construction senior mortgage loan commitment on a property with in-place development rights for a residential condominium project located in Florida. The senior mortgage loan was split into separate notes with a $17.5 million note held by the Company and $4.5 million of notes held by other Ares managed investment vehicles. As of December 31, 2018, the total outstanding principal balance on the note held by the Company was $17.5 million.

In October 2018, the Company participated in originating a $23.3 million mezzanine loan commitment on a property with in-place development rights for a residential condominium conversion project located in New York. The mezzanine loan was split into separate notes with a $14.0 million note held by the Company and $9.3 million of notes held by other Ares managed investment vehicles. As of December 31, 2018, the total outstanding principal balance on the note held by the Company was $10.8 million.

Credit Support Fee Agreement

In July 2014, the Company and certain of its subsidiaries entered into a Credit Support Fee Agreement with Ares Management under which the Company agreed to pay Ares Management a credit support fee in an amount equal to 1.50% per annum times the average amount of the loans outstanding under the $75.0 million revolving funding facility (the “July 2014 CNB Facility”) with City National Bank and to reimburse Ares Management for its out-of-pocket costs and expenses in connection with the transaction. For the year ended December 31, 2016, the Company incurred a credit support fee of $362 thousand under the July 2014 CNB Facility which is included within interest expense in the Company’s consolidated statements of operations. On September 30, 2016, the July 2014 CNB Facility was repaid in full and its terms were not extended. In conjunction with the repayment in full of the July 2014 CNB Facility, the Credit Support Fee Agreement was terminated.

11.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2018, 2017 and 2016 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 30, 2018	December 28, 2018	January 15, 2019	$0.31	$8,914
July 26, 2018	September 28, 2018	October 16, 2018	0.29	8,323
May 1, 2018	June 29, 2018	July 17, 2018	0.28	8,036
March 1, 2018	March 29, 2018	April 17, 2018	0.28	8,008
Total cash dividends declared for the year ended December 31, 2018			$1.16	$33,281
November 1, 2017	December 29, 2017	January 16, 2018	$0.27	$7,722
August 3, 2017	September 29, 2017	October 16, 2017	0.27	7,717
May 2, 2017	June 30, 2017	July 17, 2017	0.27	7,718
March 7, 2017	March 31, 2017	April 17, 2017	0.27	7,690
Total cash dividends declared for the year ended December 31, 2017			$1.08	$30,847
November 3, 2016	December 30, 2016	January 17, 2017	$0.26	$7,406
August 4, 2016	September 30, 2016	October 17, 2016	0.26	7,406
May 5, 2016	June 30, 2016	July 15, 2016	0.26	7,413
March 1, 2016	March 31, 2016	April 15, 2016	0.26	7,429
Total cash dividends declared for the year ended December 31, 2016			$1.04	$29,654

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

As of December 31, 2018, the Notes were collateralized by interests in a pool of eleven mortgage assets having a total principal balance of approximately $289.6 million (the “Mortgage Assets”) that were originated by a wholly-owned subsidiary of the Company and approximately $51.6 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2017, the Notes were collateralized by interests in a pool of thirteen mortgage assets having a total principal balance of approximately $341.2 million that were originated by a wholly-owned subsidiary of the Company. During the reinvestment period ending on March 15, 2019, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of December 31, 2018, the Company’s maximum risk of loss was $68.2 million, which represents the carrying value of its investment in the CLO Securitization. For the years ended December 31, 2018, 2017 and 2016, the Company incurred interest expense related to the CLO Securitization of $10.5 million, $6.8 million and $3.2 million, respectively. Interest expense related to the CLO Securitization is included within interest expense in the Company’s consolidated statements of operations. See Note 15 included in these consolidated financial statements for a subsequent event related to the CLO Securitization.

Investment in VIE

On December 19, 2014, the Company and third party institutional investors formed a limited liability company, ACRC KA, which acquired $170.0 million of preferred equity in a REIT whose assets were comprised of a portfolio of 22 multifamily, student housing, medical office and self storage properties managed by its sponsor. The Company’s investment in ACRC KA was considered to be an investment in a VIE. As of December 31, 2016, the Company owned a controlling financial interest of 51.0% of the equity shares in the VIE and the third party institutional investors owned the remaining 49.0% minority financial interest. The preferred equity shares were entitled to a preferred monthly return over the term of the investment at a fixed rate of 10.95% per annum. In January 2017, the Company’s investment in ACRC KA was repaid in full. Accordingly, as of December 31, 2017, the Company’s investment was no longer outstanding.

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

Discontinued Operations - Financial Summary

The following information reconciles the net income from operations of discontinued operations, net of income taxes, that is presented separately in the consolidated statement of operations for the year ended December 31, 2016 ($ in thousands):

Mortgage banking revenue:
Servicing fees, net	$11,081
Gains from mortgage banking activities	24,034
Provision for loss sharing	146
Change in fair value of mortgage servicing rights	(6,457)
Mortgage banking revenue	28,804
Expenses:
Management fees to affiliate	446
Professional fees	718
Compensation and benefits	18,108
Transaction costs	797
General and administrative expenses	3,049
General and administrative expenses reimbursed to affiliate	622
Total expenses	23,740
Income from operations before income taxes	5,064
Income tax expense	843
Net income from operations of discontinued operations, net of income taxes	$4,221

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

Income Tax

The Company established a TRS, TRS Holdings, in connection with the acquisition of ACRE Capital. TRS Holdings’ income tax provision consisted of the following for the year ended December 31, 2016 ($ in thousands):

Current	$(1,206)
Deferred	2,049
Total income tax expense	$843

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

The following table is a reconciliation of TRS Holdings’ statutory U.S. federal income tax rate to TRS Holdings’ effective tax rate for the year ended December 31, 2016:

Federal statutory rate	35.0%
State income taxes	4.4%
Federal benefit of state tax deduction	(1.5)%
Effective tax rate	37.9%

As of December 31, 2018, tax years 2015 and 2016 remained subject to examination by taxing authorities. TRS Holdings did not have any unrecognized tax benefits.

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

Related Party Transactions

The following table summarizes the related party costs incurred by the Company related to discontinued operations for the year ended December 31, 2016 ($ in thousands):

Affiliate Payments
Management fees (1)	$446
General and administrative expenses (1)	622
Direct costs (1)	68
Total	$1,136

(1)
Management fees incurred are included within management fees to affiliate, general and administrative expenses incurred are included within general and administrative expenses reimbursed to affiliate and direct costs incurred are included within general and administrative expenses for the year ended December 31, 2016 in the reconciliation of net income from operations of discontinued operations, net of income taxes.

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s quarterly financial results for each quarter for the years ended December 31, 2018 and 2017 ($ in thousands, except per share data):

	For the three month period ended,
	March 31	June 30	September 30	December 31
2018:
Net interest margin	$13,137	$13,636	$13,984	$14,525
Net income attributable to common stockholders	$9,318	$9,303	$9,957	$10,018
Net income per common share-Basic and Diluted	$0.33	$0.33	$0.35	$0.35
2017:
Net interest margin	$10,339	$10,411	$14,726	$10,872
Net income attributable to common stockholders	$6,453	$6,713	$11,058	$6,183
Net income per common share-Basic and Diluted	$0.23	$0.24	$0.39	$0.22

15.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2018, except as disclosed below.

On January 11, 2019, the Issuer and Co-Issuer entered into an Amended and Restated Indenture (the “Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the approximately $504.1 million principal balance of secured floating rate notes issued by the Issuer and $52.9 million of preferred equity in the Issuer (the “2019 FL3 CLO Securitization”). The Amended Indenture amends and restates, and replaces in its entirety, the indenture for the CLO Securitization issued in March 2017, which governed the issuance of approximately $308.8 million principal balance of secured floating rate notes and $32.4 million of preferred equity in the Issuer. After giving effect to the 2019 FL3 CLO Securitization, the Company retained (through one of its wholly-owned subsidiaries) approximately $58.5 million of the non-investment grade notes and all of the $52.9 million of preferred equity in the Issuer, which notes and preferred equity were not offered to investors. The secured floating rate notes are collateralized by interests in a pool of 17 mortgage assets having an aggregate principal balance of $557.0 million.

On February 6, 2019, the Company originated and fully funded a $30.0 million senior mortgage loan on a student housing property located in North Carolina. The loan has a per annum interest rate of LIBOR plus a spread of 3.15% (plus fees) and an initial term of three years.

On February 14, 2019, the Company originated a $100.6 million senior mortgage loan on a mixed-use property located in Florida. At closing, the outstanding principal balance was approximately $37.0 million. The loan has a per annum interest rate of LIBOR plus 4.25% (plus fees) and an initial term of two years.

On February 21, 2019, the Company declared a cash dividend of $0.33 per common share for the first quarter of 2019. The first quarter 2019 dividend is payable on April 16, 2019 to common stockholders of record as of March 29, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated:	February 21, 2019	By:	/s/ James A. Henderson
James A. Henderson
Chief Executive Officer, Chief Investment Officer and President (Principal Executive Officer)

Dated:	February 21, 2019	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 21, 2019	By:	/s/ James A. Henderson
James A. Henderson Chief Executive Officer, Director, Chief Investment Officer and President (Principal Executive Officer)
Dated:	February 21, 2019	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated:	February 21, 2019	By:	/s/ William S. Benjamin
William S. Benjamin Chairman, Director
Dated:	February 21, 2019	By:	/s/ Rand S. April
Rand S. April Director
Dated:	February 21, 2019	By:	/s/ Michael J Arougheti
Michael J Arougheti Director
Dated:	February 21, 2019	By:	/s/ Caroline E. Blakely
Caroline E. Blakely Director
Dated:	February 21, 2019	By:	/s/ William L. Browning
William L. Browning Director
Dated:	February 21, 2019	By:	/s/ James E. Skinner
James E. Skinner Director
Dated:	February 21, 2019	By:	/s/ Kirk A. Sykes
Kirk A. Sykes Director
Dated:	February 21, 2019	By:	/s/ Edmond N. Moriarty, III
Edmond N. Moriarty, III Director