Form 10-Q
period 2019-03-31
Ares Commercial Real Estate Corp
filed 2019-05-01
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
 OR
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

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	ACRE	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2019
Common stock, $0.01 par value	28,868,735

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$12,814	$11,089
Restricted cash	379	379
Loans held for investment ($557,000 and $289,576 related to consolidated VIEs, respectively)	1,548,158	1,524,873
Real estate owned, net	36,814	—
Other assets ($1,708 and $843 of interest receivable related to consolidated VIEs, respectively; $51,582 of other receivables related to consolidated VIEs as of December 31, 2018)	20,275	66,983
Total assets	$1,618,440	$1,603,324
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$621,549	$777,974
Secured term loan	108,537	108,345
Collateralized loan obligation securitization debt (consolidated VIE)	442,202	270,737
Due to affiliate	2,259	3,163
Dividends payable	9,520	8,914
Other liabilities ($882 and $541 of interest payable related to consolidated VIEs, respectively)	9,271	8,604
Total liabilities	1,193,338	1,177,737
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2019 and December 31, 2018 and 28,849,070 and 28,755,665 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	283	283
Additional paid-in capital	422,231	421,739
Accumulated earnings	2,588	3,565
Total stockholders' equity	425,102	425,587
Total liabilities and stockholders' equity	$1,618,440	$1,603,324

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenue:
Interest income from loans held for investment	$27,986	$27,436
Interest expense	(15,740)	(14,299)
Net interest margin	12,246	13,137
Operating revenue from real estate owned	1,911	—
Total revenue	14,157	13,137
Expenses:
Management and incentive fees to affiliate	1,574	1,558
Professional fees	478	482
General and administrative expenses	1,120	774
General and administrative expenses reimbursed to affiliate	659	924
Operating expenses from real estate owned	1,633	—
Depreciation of real estate owned	54	—
Total expenses	5,518	3,738
Income before income taxes	8,639	9,399
Income tax expense, including excise tax	96	81
Net income attributable to common stockholders	$8,543	$9,318
Earnings per common share:
Basic and diluted earnings per common share	$0.30	$0.33
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,561,827	28,495,833
Diluted weighted average shares of common stock outstanding	28,780,980	28,598,916
Dividends declared per share of common stock	$0.33	$0.28

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	28,598,916	$283	$420,637	$(1,750)	$419,170
Stock-based compensation	—	—	234	—	234
Net income	—	—	—	9,318	9,318
Dividends declared	—	—	—	(8,008)	(8,008)
Balance at March 31, 2018	28,598,916	$283	$420,871	$(440)	$420,714
Stock-based compensation	99,684	—	215	—	215
Net income	—	—	—	9,303	9,303
Dividends declared	—	—	—	(8,036)	(8,036)
Balance at June 30, 2018	28,698,600	$283	$421,086	$827	$422,196
Stock-based compensation	—	—	329	—	329
Net income	—	—	—	9,956	9,956
Dividends declared	—	—	—	(8,323)	(8,323)
Balance at September 30, 2018	28,698,600	$283	$421,415	$2,460	$424,158
Stock-based compensation	57,065	—	324	—	324
Net income	—	—	—	10,019	10,019
Dividends declared	—	—	—	(8,914)	(8,914)
Balance at December 31, 2018	28,755,665	$283	$421,739	$3,565	$425,587
Stock-based compensation	93,405	—	492	—	492
Net income	—	—	—	8,543	8,543
Dividends declared	—	—	—	(9,520)	(9,520)
Balance at March 31, 2019	28,849,070	$283	$422,231	$2,588	$425,102

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net income	$8,543	$9,318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,665	1,487
Accretion of deferred loan origination fees and costs	(1,266)	(1,854)
Stock-based compensation	492	234
Depreciation of real estate owned	54	—
Changes in operating assets and liabilities:
Other assets	(1,694)	194
Due to affiliate	(904)	(97)
Other liabilities	(101)	413
Net cash provided by (used in) operating activities	6,789	9,695
Investing activities:
Issuance of and fundings on loans held for investment	(120,305)	(77,260)
Principal repayment of loans held for investment	109,894	79,933
Receipt of origination fees	1,426	1,040
Net cash provided by (used in) investing activities	(8,985)	3,713
Financing activities:
Proceeds from secured funding agreements	107,019	54,672
Repayments of secured funding agreements	(263,444)	(83,178)
Payment of secured funding costs	(3,413)	(322)
Proceeds from issuance of debt of consolidated VIEs	172,673	—
Dividends paid	(8,914)	(7,722)
Net cash provided by (used in) financing activities	3,921	(36,550)
Change in cash, cash equivalents and restricted cash	1,725	(23,142)
Cash, cash equivalents and restricted cash, beginning of period	11,468	28,722
Cash, cash equivalents and restricted cash, end of period	$13,193	$5,580

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2019
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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC.

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

Interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2019.

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

The Company performs an ongoing reassessment of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding its involvement with a VIE cause the Company’s consolidation conclusion regarding the VIE to change. See Note 13 included in these consolidated financial statements for further discussion of the Company’s VIEs.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short‑term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and statements of cash flows.

Restricted cash includes deposits required under certain Secured Funding Agreements (each individually defined in Note 5 included in these consolidated financial statements).

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of
	March 31, 2019	March 31, 2018
Cash and cash equivalents	$12,814	$5,201
Restricted cash	379	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$13,193	$5,580

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

Each loan classified as held for investment is evaluated for impairment on a quarterly basis. Loans are generally collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its loans held for investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. For the three months ended March 31, 2019 and 2018, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

Real Estate Owned

Real estate assets are carried at their estimated fair value at acquisition and are presented net of accumulated depreciation and impairment charges. The Company allocates the purchase price of acquired real estate assets based on the fair value of the acquired land, building, furniture, fixtures and equipment.

Real estate assets are depreciated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 15 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred.

Real estate assets are evaluated for impairment on a quarterly basis. Factors that the Company may consider in its impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon the Company’s estimate of a capitalization rate and discount rate.

Real estate assets are classified as held for sale when the Company commits to a plan to sell the asset, when the asset is being marketed for sale at a reasonable price and the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year. Real estate assets that are held for sale are carried at the lower of the asset’s carrying amount or its fair value less costs to sell.

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense in the Company’s consolidated statements of operations while the unamortized balance on (i) Secured Funding Agreements (each individually defined in Note 5 included in these consolidated financial statements) is included within other assets and (ii) the Secured Term Loan (defined in Note 5 included in these consolidated financial statements) and debt securitizations are both included as a reduction to the carrying amount of the liability, in the Company’s consolidated balance sheets.

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

Operating revenue from real estate owned represents revenue associated with the operations of a hotel property classified as real estate owned. Revenue from the operation of the hotel property are recognized when guestrooms are occupied, services have been rendered or fees have been earned. Revenues are recorded net of any discounts and sales and other taxes collected from customers. Revenues consist of room sales, food and beverage sales and other hotel revenues.

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, securitizations debt and the Secured Term Loan (individually defined in Note 5 included in these consolidated financial statements) in net interest margin. For the three months ended March 31, 2019 and 2018, interest expense is comprised of the following ($ in thousands):

	For the three months ended March 31,
	2019	2018
Secured funding agreements and securitizations debt	$13,484	$12,301
Secured term loan	2,256	1,998
Interest expense	$15,740	$14,299

Comprehensive Income
For the three months ended March 31, 2019 and 2018, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company adopted the new presentation for its consolidated statement of stockholders' equity in the first quarter of 2019.

3.   LOANS HELD FOR INVESTMENT

As of March 31, 2019, the Company’s portfolio included 45 loans held for investment, excluding 79 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.6 billion as of March 31, 2019. During the three months ended March 31, 2019, the Company funded approximately $121.2 million of outstanding principal, received repayments of $58.3 million of outstanding principal and converted one loan with outstanding principal of $38.6 million to real estate owned as described in more detail in the tables below. As of March 31, 2019, 92.2% of the Company’s loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1.48%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2019 and December 31, 2018 ($ in thousands):

	As of March 31, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,500,209	$1,510,103	6.9%	1.6
Subordinated debt and preferred equity investments	47,949	48,929	15.2%	3.7
Total loans held for investment portfolio	$1,548,158	$1,559,032	7.2%	1.7

	As of December 31, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,489,708	$1,498,530	7.0%	1.7
Subordinated debt and preferred equity investments	35,165	36,213	14.9%	4.3
Total loans held for investment portfolio	$1,524,873	$1,534,743	7.1%	1.8
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2019 and December 31, 2018 as weighted by the outstanding principal balance of each loan.

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of March 31, 2019 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Multifamily	FL	$89.7	$89.6	L+4.75%	7.8%	Sep 2019		I/O
Office	TX	68.4	68.1	L+3.60%	6.6%	July 2020		I/O
Hotel	Diversified	68.0	67.4	L+3.60%	6.6%	Sep 2021		I/O
Hotel	OR/WA	65.9	65.4	L+3.45%	6.5%	May 2021		I/O
Office	IL	64.4	64.0	L+3.75%	6.8%	Dec 2020		I/O
Office	IL	63.8	63.7	L+3.99%	6.9%	Aug 2019		I/O
Multifamily	UT	63.6	63.3	L+3.25%	6.0%	Dec 2020		I/O
Office	NJ	56.1	55.8	L+4.65%	7.7%	July 2020		I/O
Office	IL	54.1	53.8	L+3.95%	6.8%	June 2021		I/O
Industrial	MN	52.0	51.7	L+3.15%	6.1%	Dec 2020		I/O
Mixed-use	CA	49.0	48.7	L+4.00%	6.9%	Apr 2021		I/O
Multifamily	FL	45.4	45.3	L+4.75%	7.8%	Sep 2019		I/O
Multifamily	TX	42.7	42.5	L+3.30%	6.1%	Dec 2020		I/O
Student Housing	CA	41.8	41.6	L+3.95%	7.0%	July 2020		I/O
Multifamily	FL	41.4	41.1	L+2.60%	5.6%	Jan 2022		I/O
Student Housing	TX	41.0	40.7	L+4.75%	7.8%	Jan 2021		I/O
Mixed-use	FL	40.7	39.8	L+4.25%	7.7%	Feb 2021		I/O
Hotel	CA	40.0	39.8	L+4.12%	7.0%	Jan 2021		I/O
Multifamily	SC	38.9	38.7	L+3.36%	6.3%	May 2021		I/O
Multifamily	IL	37.5	37.2	L+3.50%	6.7%	Nov 2020		I/O
Hotel	MI	35.2	35.2	L+4.15%	6.6%	July 2019		I/O
Hotel	MN	31.5	31.3	L+3.55%	6.4%	Aug 2021		I/O
Multifamily	NY	30.1	30.0	L+3.20%	6.1%	Dec 2020		I/O
Student Housing	NC	30.0	29.8	L+3.15%	6.1%	Feb 2022		I/O
Hotel	IL	29.6	29.4	L+4.40%	7.4%	May 2021		I/O
Multifamily	PA	29.4	29.1	L+3.00%	6.0%	Dec 2021		I/O
Office	CO	27.6	27.3	L+4.15%	7.1%	June 2021		I/O
Multifamily	TX	27.5	27.4	L+3.20%	6.2%	Oct 2020		I/O
Multifamily	CA	26.8	26.7	L+3.85%	6.8%	July 2020		I/O
Student Housing	AL	24.1	24.0	L+4.45%	7.5%	Feb 2020		I/O
Student Housing	TX	24.0	23.8	L+4.10%	7.1%	Jan 2021		I/O
Multifamily	CA	20.0	19.9	L+3.30%	6.2%	Feb 2021		I/O
Self Storage	FL	19.5	19.3	L+3.50%	6.5%	Mar 2022		I/O
Multifamily	FL	19.2	19.1	L+4.00%	6.9%	Nov 2020		I/O
Office	FL	18.4	18.3	L+4.30%	7.4%	Apr 2020		I/O
Residential Condominium	FL	17.5	17.4	L+8.00%	11.9%	Apr 2020		I/O
Office	CA	17.5	17.3	L+3.40%	6.5%	Nov 2021		I/O
Residential	CA	9.8	9.6	12.00%	14.9%	Feb 2020		I/O
Office	NC	8.0	7.9	L+4.00%	7.0%	Nov 2022		I/O
Office	NC	—	(0.8)	L+4.25%	—	Mar 2021		I/O
Subordinated Debt and Preferred Equity Investments:
Office	NJ	17.0	16.4	12.00%	12.8%	Jan 2026		I/O	(5)
Mixed-use	IL	11.2	11.0	L+12.25%	15.7%	Nov 2021		I/O
Residential Condominium	NY	11.1	11.0	L+14.00%	17.4%	May 2021		I/O
Residential Condominium	HI	6.9	6.9	14.00%	18.8%	Oct 2019	(6)	I/O
Office	CA	2.7	2.7	L+8.25%	10.9%	Nov 2021		I/O
Total/Weighted Average		$1,559.0	$1,548.2		7.2%
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs. For the loans held for investment that represent co-investments with other investment vehicles managed by Ares Management (see Note 11 included in these consolidated financial statements for additional information on co-investments), only the portion of Carrying Amount and Outstanding Principal held by the Company is reflected.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of March 31, 2019 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2019 as weighted by the outstanding principal balance of each loan.

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

(5)
In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of March 31, 2019. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(6)	In March 2019, the Company and the borrower entered into an extension agreement, which extended the maturity date on the subordinated Hawaii loan to October 2019.

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

For the three months ended March 31, 2019, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2018	$1,524,873
Initial funding	86,461
Origination fees and discounts, net of costs	(2,271)
Additional funding	34,777
Amortizing payments	—
Loan payoffs	(58,312)
Loan converted to real estate owned (see Note 4)	(38,636)
Origination fee accretion	1,266
Balance at March 31, 2019	$1,548,158

As of March 31, 2019, all loans were paying in accordance with their contractual terms. No impairment charges have been recognized during the three months ended March 31, 2019 and 2018.

4.     REAL ESTATE OWNED

On March 8, 2019, the Company acquired legal title to a hotel property located in New York through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, the Company derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. As the Company does not expect to complete a sale of the hotel property within the next twelve months, the hotel property is considered held for use, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation and impairment charges. The Company did not recognize any gain or loss on the derecognition of the senior mortgage loan as the fair value of the hotel property of $36.9 million and the net assets held at the hotel property of $1.7 million at acquisition approximated the $38.6 million carrying value of the senior mortgage loan.  The assets and liabilities of the hotel property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as cash, restricted cash, trade receivables and payables and advance deposits.

The following table summarizes the Company’s real estate owned as of March 31, 2019 ($ in thousands):

March 31, 2019
Land	$10,200
Buildings and improvements	24,268
Furniture, fixtures and equipment	2,400
36,868
Less: Accumulated depreciation	(54)
Real estate owned, net	$36,814

The Company did not have any real estate owned as of December 31, 2018.

As of March 31, 2019, no impairment charges have been recognized for real estate owned.

For the three months ended March 31, 2019, the Company incurred depreciation expense of $54 thousand. Depreciation expense is included within depreciation of real estate owned in the Company’s consolidated statements of operations.

5.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of March 31, 2019 and December 31, 2018, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	March 31, 2019		December 31, 2018
	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
Wells Fargo Facility	$174,071	$500,000	$274,071	$500,000
Citibank Facility	180,128	325,000	184,003	325,000
BAML Facility	36,280	125,000	36,280	125,000
CNB Facility	—	50,000	—	50,000
MetLife Facility	136,983	180,000	135,145	180,000
U.S. Bank Facility	94,087	185,989	148,475	185,989
Secured Term Loan	110,000	110,000	110,000	110,000
Total	$731,549	$1,475,989	$887,974	$1,475,989

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is December 14, 2020, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2023. Since December 14, 2018, advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%. Prior to and including December 13, 2018, advances under the Wells Fargo Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.75% to 2.35%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three months ended March 31, 2019, the Company incurred a non-utilization fee of $133 thousand. For the three months ended March 31, 2018, the Company did not incur a non-utilization fee. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 13, 2021, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. Since December 13, 2018, advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. Prior to and including December 12, 2018, advances under the Citibank Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 2.25% to 2.50%, subject to certain exceptions. Since December 13, 2018, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. Prior to and including December 12, 2018, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility. For the three months ended March 31, 2019 and 2018, the Company incurred a non-utilization fee of $88 thousand and $51 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. The Company may request individual loans under the facility up to May 23, 2019. Individual advances under the BAML Facility generally have a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. The final maturity date of individual loans under the BAML Facility is May 23, 2022. Advances under the BAML Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.00%, subject to certain exceptions. The Company incurs a non-utilization fee of 12.5 basis points per annum on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility is utilized. For the three months ended March 31, 2019 and 2018, the Company incurred a non-utilization fee of $28 thousand and $11 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2019, the Company exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 10, 2020. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or the sum of one-month LIBOR plus 1.00%) plus 1.25%; provided that in no event shall the interest rate be less than 3.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of

0.375% per annum. For the three months ended March 31, 2019 and 2018, the Company incurred a non-utilization fee of $45 thousand and $46 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%. Effective in February 2018, the Company began incurring a non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized. For the three months ended March 31, 2019, the Company did not incur a non-utilization fee. For the three months ended March 31, 2018, the Company incurred a non-utilization fee of $6 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

U.S. Bank Facility

The Company and certain of its subsidiaries are party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the three months ended March 31, 2019, the Company incurred a non-utilization fee of $10 thousand. For the three months ended March 31, 2018, the Company did not incur a non-utilization fee. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The initial maturity date of the Secured Term Loan is December 22, 2020, subject to one 12-month extension, which may be exercised at the Company’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three months ended March 31, 2019 and 2018, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 8.2% and 7.3%, respectively.

6.   COMMITMENTS AND CONTINGENCIES

As of March 31, 2019 and December 31, 2018, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	March 31, 2019	December 31, 2018
Total commitments	$1,813,233	$1,677,615
Less: funded commitments	(1,559,032)	(1,534,743)
Total unfunded commitments	$254,201	$142,872

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of March 31, 2019, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

7.   STOCKHOLDERS’ EQUITY

Common Stock

There were no shares issued in public or private offerings for the three months ended March 31, 2019. See “Equity Incentive Plan” below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of March 31, 2019:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	August 31, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
June 24, 2015	July 1, 2015	25,555
April 25, 2016	July 1, 2016	10,000
June 27, 2016	July 1, 2016	24,680
April 25, 2017	April 25, 2018	81,710
June 7, 2017	July 1, 2017	18,224
October 17, 2017	January 2, 2018	7,278
December 15, 2017	January 2, 2018	8,948
May 14, 2018	July 2, 2018	31,766
June 26, 2018	July 1, 2019	67,918
December 14, 2018	March 31, 2019	57,065
March 7, 2019	April 1, 2020	102,300
Total		655,828

The following tables summarize the (i) non-vested shares of restricted stock and (ii) vesting schedule of shares of restricted stock for the Company’s directors and officers and employees of the Manager as of March 31, 2019:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	Total
Balance at December 31, 2018	22,554	179,456	202,010
Granted	—	102,300	102,300
Vested	(8,358)	(10,764)	(19,122)
Forfeited	(4,034)	(4,861)	(8,895)
Balance at March 31, 2019	10,162	266,131	276,293

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	Total
2019	7,660	51,539	59,199
2020	1,668	97,794	99,462
2021	834	70,552	71,386
2022	—	46,246	46,246
2023	—	—	—
Total	10,162	266,131	276,293

8.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018 ($ in thousands, except share and per share data):

	For the three months ended March 31,
	2019	2018
Net income attributable to common stockholders	$8,543	$9,318
Divided by:
Basic weighted average shares of common stock outstanding:	28,561,827	28,495,833
Weighted average non-vested restricted stock	219,153	103,083
Diluted weighted average shares of common stock outstanding:	28,780,980	28,598,916
Basic and diluted earnings per common share	$0.30	$0.33

9.   INCOME TAX

The Company wholly-owns ACRC Lender W TRS LLC, which is a taxable REIT subsidiary (“TRS”) formed in order to issue and hold certain loans intended for sale. The Company also wholly-owns ACRC 2017-FL3 TRS LLC, which is a TRS formed in order to hold a portion of the CLO Securitization (as defined below) to the extent it generates excess inclusion income. Additionally, the Company wholly-owns ACRC WM Tenant LLC, which is a TRS formed in order to operate the hotel property classified as real estate owned acquired on March 8, 2019.

The income tax provision for the Company and the TRSs consisted of the following for the three months ended March 31, 2019 and 2018 ($ in thousands):

	For the three months ended March 31,
	2019	2018
Current	$6	$6
Deferred	—	—
Excise tax	90	75
Total income tax expense, including excise tax	$96	$81

For the three months ended March 31, 2019 and 2018, the Company incurred an expense of $90 thousand and $75 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of March 31, 2019, tax years 2015 through 2018 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

10.   FAIR VALUE

The Company follows FASB ASC Topic 820-10, Fair Value Measurement (“ASC 820-10”), which expands the application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure requirements for fair value measurements. ASC 820-10 determines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. ASC 820-10 specifies a hierarchy of valuation techniques based on the inputs used in measuring fair value.

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

GAAP requires disclosure of fair value information about financial and nonfinancial assets and liabilities, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by the Company’s management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial and nonfinancial assets and liabilities could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.

As of March 31, 2019 and December 31, 2018, the Company did not have any financial and nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

The Company is required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. Real estate owned consists of a hotel property that was acquired by the Company on March 8, 2019 through a deed in lieu of foreclosure. See Note 4 included in these consolidated financial statements for more information on real estate owned. Real estate owned is recorded at fair value at acquisition and is evaluated for impairment on a quarterly basis. Real estate owned is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate owned over the estimated remaining holding period is less than the carrying amount of such real estate owned. An impairment charge is recorded equal to the excess of the carrying value of the real estate owned over the fair value. The fair value of the hotel property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of a hotel, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as booking pace, growth rates, occupancy, daily room rates, hotel specific operating costs and future capital expenditures; and (2) projected cash flows from the eventual disposition of the hotel based upon the Company’s estimation of a hotel specific capitalization rate, hotel specific discount rates and comparable selling prices in the market.

The following table summarizes the levels in the fair value hierarchy into which the Company’s nonfinancial assets that are recorded at fair value on a nonrecurring basis were categorized ($ in thousands):

	Net Carrying Value	Fair Value	Level 1	Level 2	Level 3
Real estate owned	$36,814	$36,868	—	—	$36,868

As of December 31, 2018, the Company did not have any nonfinancial assets required to be recorded at fair value on a nonrecurring basis. In addition, as of March 31, 2019 and December 31, 2018, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2019 and December 31, 2018, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		March 31, 2019		December 31, 2018
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,548,158	$1,559,032	$1,524,873	$1,534,743
Financial liabilities:
Secured funding agreements	2	$621,549	$621,549	$777,974	$777,974
Secured term loan	2	$108,537	$110,000	$108,345	$110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	$442,202	$445,600	$270,737	$272,927

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

11.   RELATED PARTY TRANSACTIONS

Management Agreement

The Company is party to a Management Agreement under which ACREM, subject to the supervision and oversight of the Company’s board of directors, is responsible for, among other duties, (a) performing all of the Company’s day-to-day functions, (b) determining the Company’s investment strategy and guidelines in conjunction with the Company’s board of directors, (c) sourcing, analyzing and executing investments, asset sales and financing, and (d) performing portfolio management duties. In addition, ACREM has an Investment Committee that oversees compliance with the Company’s investment strategy and guidelines, loans held for investment portfolio holdings and financing strategy.

In exchange for its services, ACREM is entitled to receive a base management fee, an incentive fee and expense reimbursements. In addition, ACREM and its personnel may receive grants of equity-based awards pursuant to the Company’s Amended and Restated 2012 Equity Incentive Plan and a termination fee, if applicable.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 7 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the three months ended March 31, 2019 and 2018, no incentive fees were incurred.

The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services.

The Company will not reimburse ACREM for the salaries and other compensation of its personnel, except for the allocable share of the salaries and other compensation of the Company’s (a) Chief Financial Officer, based on the percentage of his time spent on the Company’s affairs and (b) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of ACREM or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of their time spent on the Company’s affairs. The Company is also required to pay its pro-rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of ACREM and its affiliates that are required for the Company’s operations. The term of the Management Agreement ends on May 1, 2020, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

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

The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2019 and 2018 and amounts payable to the Company’s Manager as of March 31, 2019 and December 31, 2018 ($ in thousands):

	Incurred		Payable
	For the three months ended March 31,		As of
	2019	2018	March 31, 2019	December 31, 2018
Affiliate Payments
Management fees	$1,574	$1,558	$1,574	$1,576
Incentive fees	—	—	—	540
General and administrative expenses	659	924	659	996
Direct costs (1)	52	103	26	51
Total	$2,285	$2,585	$2,259	$3,163
______________________________________________________________________________

(1)	For the three months ended March 31, 2019 and 2018, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the total outstanding principal balance for co-investments held by the Company was $46.7 million and $34.0 million, respectively.

12.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2019 and 2018 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 21, 2019	March 29, 2019	April 16, 2019	$0.33	$9,520
Total cash dividends declared for the three months ended March 31, 2019			$0.33	$9,520

March 1, 2018	March 29, 2018	April 17, 2018	$0.28	$8,008
Total cash dividends declared for the three months ended March 31, 2018			$0.28	$8,008

13.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investment in the CLO Securitization (as defined below), which is considered to be a variable interest in a VIE.

CLO Securitization

On January 11, 2019, ACRE Commercial Mortgage 2017-FL3 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC (the “Co-Issuer”), both wholly-owned indirect subsidiaries of the Company, entered into an Amended and Restated Indenture (the “Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the approximately $504.1 million principal balance of secured floating rate notes (the “Notes”) issued by the Issuer and $52.9 million of preferred equity in the Issuer (the “CLO Securitization”). The Amended Indenture amends and restates, and replaces in its entirety, the indenture for the CLO securitization issued in March 2017, which governed the issuance of approximately $308.8 million principal balance of secured floating rate notes and $32.4 million of preferred equity in the Issuer.

As of March 31, 2019, the Notes were collateralized by interests in a pool of 17 mortgage assets having a total principal balance of $557.0 million (the “Mortgage Assets”) that were originated by a wholly-owned subsidiary of the Company. As of December 31, 2018, the Notes were collateralized by interests in a pool of eleven mortgage assets having a total principal balance of approximately $289.6 million that were originated by a wholly-owned subsidiary of the Company and approximately $51.6 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the reinvestment period ending on March 31, 2021, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

The contribution of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement between ACRC Lender LLC (the “Seller”), a wholly-owned subsidiary of the Company, and the Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the securitization, the Issuer and Co-Issuer offered and issued the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “Offered Notes”) to a third party. The Company retained (through one of its wholly-owned subsidiaries) approximately $58.5 million of the Notes and all of the $52.9 million of preferred equity in the Issuer, which totaled $111.4 million. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO.

 After January 16, 2023, the Issuer may redeem the Offered Notes subject to paying a make whole prepayment fee of 1.0% of the then outstanding balance of the Offered Notes. In addition, once the Class A Notes, Class A-S Notes, Class B Notes and Class C Notes have been repaid in full, the Issuer has the right to redeem the Class D Notes, subject to paying a make whole prepayment fee of 1.0% on the Class D Notes.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of March 31, 2019, the Company’s maximum risk of loss was $111.4 million, which represents the carrying value of its investment in the CLO Securitization. For the three months ended March 31, 2019 and 2018, the Company incurred interest expense related to the CLO Securitization of $4.5 million and $2.3 million, respectively. Interest expense related to the CLO Securitization is included within interest expense in the Company’s consolidated statements of operations.

14.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2019, except as disclosed below.

On April 17, 2019, the Company originated a $30.5 million senior mortgage loan on an office property located in North Carolina. At closing, the outstanding principal balance was approximately $12.7 million. The loan has a per annum interest rate of LIBOR plus a spread of 3.50% (plus fees) and an initial term of 4 years.

On April 18, 2019, the Company originated a $28.2 million senior mortgage loan on an office property located in Texas. At closing, the outstanding principal balance was approximately $11.5 million. The loan has a per annum interest rate of LIBOR plus 4.05% (plus fees) and an initial term of 2.5 years.

On May 1, 2019, the Company declared a cash dividend of $0.33 per common share for the second quarter of 2019. The second quarter 2019 dividend is payable on July 16, 2019 to common stockholders of record as of June 28, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•	allocation of investment opportunities to us by our Manager;

•	our ability to successfully identify, complete and integrate any acquisitions;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”);

•	our understanding of our competition;

•	general volatility of the securities markets in which we may invest;

•	adverse changes in the real estate, real estate capital and credit markets and the impact of a protracted decline in the liquidity of credit markets on our business;

•	the conditions and strength of the commercial real estate property market;

•	changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

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

Overview

We are a specialty finance company primarily engaged in originating and investing in commercial real estate (“CRE”) loans and related investments. We are externally managed by ACREM, a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to the terms of the management agreement dated April 25, 2012, as amended, between us and our Manager (the “Management Agreement”). From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

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

Developments During the First Quarter of 2019:

•	ACRE originated a $30.0 million senior mortgage loan on a student housing property located in North Carolina.

•	ACRE originated a $100.6 million senior mortgage loan on a mixed-use property located in Florida.

•	ACRE originated a $19.5 million senior mortgage loan on a self storage property located in Florida.

•	ACRE originated an $84.0 million senior mortgage loan on an office property located in North Carolina.

•	ACRE exercised a 12-month extension option on the CNB Facility (as defined below) to extend the maturity date to March 10, 2020.

•
ACRE acquired legal title to a hotel property located in New York through a deed in lieu of foreclosure. The hotel property previously collateralized a $38.6 million senior mortgage loan held by ACRE that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, ACRE derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned and also recognized the associated assets and liabilities held at the hotel property.

•
ACRE Commercial Mortgage 2017-FL3 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC (the “Co-Issuer”), both wholly-owned indirect subsidiaries of ACRE, entered into an Amended and Restated Indenture (the “Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the approximately $504.1 million principal balance of secured floating rate notes issued by the Issuer and $52.9 million of preferred equity in the Issuer (the “CLO Securitization”). The Amended Indenture amends and restates, and replaces in its entirety, the indenture for the CLO securitization issued in March 2017, which governed the issuance of approximately $308.8 million principal balance of secured floating rate notes and $32.4 million of preferred equity in the Issuer. After giving effect to the CLO Securitization, ACRE retained (through one of its wholly-owned subsidiaries) approximately $58.5 million of the non-investment grade notes and all of the $52.9 million of preferred equity in the Issuer, which notes and preferred equity were not offered to investors. The secured floating rate notes are collateralized by interests in a pool of 17 mortgage assets having a total principal balance of $557.0 million.

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

Loans Held for Investment Portfolio

As of March 31, 2019, our portfolio included 45 loans held for investment, excluding 79 loans that were repaid, sold or converted to real estate owned since inception. As of March 31, 2019, the aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.6 billion. During the three months ended March 31, 2019, we funded approximately $121.2 million of outstanding principal, received repayments of $58.3 million of outstanding principal and converted one loan with outstanding principal of $38.6 million to real estate owned. As of March 31, 2019, 92.2% of our loans have LIBOR floors, with a weighted average floor of 1.48%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of March 31, 2019, all loans were paying in accordance with their contractual terms. During the three months ended March 31, 2019, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of March 31, 2019 ($ in thousands):

	As of March 31, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,500,209	$1,510,103	6.9%	1.6
Subordinated debt and preferred equity investments	47,949	48,929	15.2%	3.7
Total loans held for investment portfolio	$1,548,158	$1,559,032	7.2%	1.7
_____________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of March 31, 2019 as weighted by the outstanding principal balance of each loan.

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2019 and 2018 ($ in thousands):

	For the three months ended March 31,
	2019	2018
Total revenue	$14,157	$13,137
Total expenses	5,518	3,738
Income before income taxes	8,639	9,399
Income tax expense, including excise tax	96	81
Net income attributable to common stockholders	$8,543	$9,318

The following tables set forth select details of our consolidated results of operations for the three months ended March 31, 2019 and 2018 ($ in thousands):

Net Interest Margin

	For the three months ended March 31,
	2019	2018
Interest income from loans held for investment	$27,986	$27,436
Interest expense	(15,740)	(14,299)
Net interest margin	$12,246	$13,137

For the three months ended March 31, 2019 and 2018, net interest margin was approximately $12.2 million and $13.1 million, respectively. For the three months ended March 31, 2019 and 2018, interest income from loans held for investment of $28.0 million and $27.4 million, respectively, was generated by weighted average earning assets of $1.6 billion and $1.7 billion, respectively, offset by $15.7 million and $14.3 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”) and securitization debt and the Secured Term Loan (defined below) were $1.2 billion for the three months ended March 31, 2019 and $1.3 billion for the three months ended March 31, 2018 (which included one facility which was subsequently paid in full). The increase in interest income from loans held for investment and interest expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily relates to an increase in 30-day LIBOR for the three months ended March 31, 2019, which was partially offset by a decrease in our weighted average earning assets and weighted average borrowings for the three months ended March 31, 2019.

Operating Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the three months ended March 31, 2019, operating revenue from real estate owned was $1.9 million. Revenues consist of room sales, food and beverage sales and other hotel revenues. See below for discussion of expenses incurred from real estate owned.

Operating Expenses

	For the three months ended March 31,
	2019	2018
Management and incentive fees to affiliate	$1,574	$1,558
Professional fees	478	482
General and administrative expenses	1,120	774
General and administrative expenses reimbursed to affiliate	659	924
Operating expenses from real estate owned	1,633	—
Depreciation of real estate owned	54	—
Total expenses	$5,518	$3,738

For the three months ended March 31, 2019 and 2018, we incurred operating expenses of $5.5 million and $3.7 million, respectively. As discussed below, the increase in operating expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily relates to the inclusion of operating expenses from real estate owned and depreciation of real estate owned for the three months ended March 31, 2019.

Related Party Expenses

For the three months ended March 31, 2019, related party expenses included $1.6 million in management fees due to our Manager and $0.7 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended March 31, 2018, related party expenses included $1.6 million in management fees due to our Manager and $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. No incentive fees were incurred for both the three months ended March 31, 2019 and 2018. The management fees due to our Manager were relatively consistent for both periods. The decrease in allocable general and administrative expenses due to our Manager for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily relates to a decrease in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For both the three months ended March 31, 2019 and 2018, professional fees were $0.5 million. For the three months ended March 31, 2019 and 2018, general and administrative expenses were $1.1 million and $0.8 million, respectively. The increase in general and administrative expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily relates to an increase in stock-based compensation expense due to new restricted stock grants awarded after March 31, 2018.

Real Estate Owned Expenses

For the three months ended March 31, 2019, operating expenses from real estate owned was $1.6 million. Operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. For the three months ended March 31, 2019, depreciation expense for real estate owned was $0.1 million.

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

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2019 and 2018 ($ in thousands):

	For the three months ended March 31,
	2019	2018
Net income	$8,543	$9,318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(1,754)	377
Net cash provided by (used in) operating activities	6,789	9,695
Net cash provided by (used in) investing activities	(8,985)	3,713
Net cash provided by (used in) financing activities	3,921	(36,550)
Change in cash, cash equivalents and restricted cash	$1,725	$(23,142)

During the three months ended March 31, 2019 and 2018, cash, cash equivalents and restricted cash increased (decreased) by $1.7 million and $(23.1) million, respectively.

Operating Activities

For the three months ended March 31, 2019 and 2018, net cash provided by operating activities totaled $6.8 million and $9.7 million, respectively. For the three months ended March 31, 2019, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $1.3 million and amortization of deferred financing costs of $1.7 million. For the three months ended March 31, 2018, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $1.9 million and amortization of deferred financing costs of $1.5 million.

Investing Activities

For the three months ended March 31, 2019 and 2018, net cash provided by (used in) investing activities totaled $(9.0) million and $3.7 million, respectively. This change in net cash provided by (used in) investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment exceeding the cash received from principal repayment of loans held for investment for the three months ended March 31, 2019.

Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities totaled $3.9 million and primarily related to proceeds from our Secured Funding Agreements of $107.0 million and proceeds from the issuance of debt of consolidated VIEs of $172.7 million, partially offset by repayments of our Secured Funding Agreements of $263.4 million and dividends paid of $8.9 million. For the three months ended March 31, 2018, net cash used in financing activities totaled $36.6 million and primarily related to repayments of our Secured Funding Agreements of $83.2 million and dividends paid of $7.7 million, partially offset by proceeds from our Secured Funding Agreements of $54.7 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	March 31, 2019					December 31, 2018
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000	$174,071	LIBOR+1.50 to 2.25%	December 14, 2020	(1)	$500,000	$274,071	LIBOR+1.50 to 2.25%	December 14, 2020	(1)
Citibank Facility	325,000	180,128	LIBOR+1.50 to 2.50%	December 13, 2021	(2)	325,000	184,003	LIBOR+1.50 to 2.50%	December 13, 2021	(2)
BAML Facility	125,000	36,280	LIBOR+2.00%	May 23, 2019	(3)	125,000	36,280	LIBOR+2.00%	May 23, 2019	(3)
CNB Facility	50,000	—	LIBOR+3.00%	March 10, 2020	(4)	50,000	—	LIBOR+3.00%	March 10, 2019	(4)
MetLife Facility	180,000	136,983	LIBOR+2.30%	August 12, 2020	(5)	180,000	135,145	LIBOR+2.30%	August 12, 2020	(5)
U.S. Bank Facility	185,989	94,087	LIBOR+1.65 to 2.25%	July 31, 2020	(6)	185,989	148,475	LIBOR+1.75 to 2.25%	July 31, 2020	(6)
Subtotal	$1,365,989	$621,549				$1,365,989	$777,974

Secured Term Loan	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(7)	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(7)
Total	$1,475,989	$731,549				$1,475,989	$887,974
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

(4)	In March 2019, we exercised a 12-month extension option on the secured revolving funding facility with City National Bank (the “CNB Facility”).

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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of March 31, 2019, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 5 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our loans held for investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of March 31, 2019, the carrying amount and outstanding principal of our CLO Securitization was $442.2 million and $445.6 million, respectively. See Note 13 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

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

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to continue to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our loans held for investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

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

Other than as set forth in this quarterly report on Form 10-Q, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

RECENT DEVELOPMENTS

On April 17, 2019, we originated a $30.5 million senior mortgage loan on an office property located in North Carolina. At closing, the outstanding principal balance was approximately $12.7 million. The loan has a per annum interest rate of LIBOR plus a spread of 3.50% (plus fees) and an initial term of 4 years.

On April 18, 2019, we originated a $28.2 million senior mortgage loan on an office property located in Texas. At closing, the outstanding principal balance was approximately $11.5 million. The loan has a per annum interest rate of LIBOR plus 4.05% (plus fees) and an initial term of 2.5 years.

On May 1, 2019, we declared a cash dividend of $0.33 per common share for the second quarter of 2019. The second quarter 2019 dividend is payable on July 16, 2019 to common stockholders of record as of June 28, 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As part of our risk management strategy, our Manager closely monitors our portfolio and actively manages the credit, interest rate, market, prepayment, real estate inflation and financing risks associated with holding a portfolio of our target investments. We manage our portfolio through an interactive process with our Manager and Ares Management. Our Manager has an Investment Committee that oversees compliance with our investment strategy and guidelines, loans held for investment portfolio holdings and financing strategy. We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks can be quantified from historical experience and seek to actively manage those risks, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

We are subject to varying degrees of credit risk in connection with holding our target investments. We have exposure to credit risk on our CRE loans and other target investments in our business. Our Manager seeks to manage credit risk by performing our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. Credit risk is also addressed through our Manager’s ongoing review of our loans held for investment portfolio. In addition, with respect to any particular target investment, our Manager’s investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

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

For the three months ended March 31, 2019, the following fluctuations in the average 30-day LIBOR would have resulted in the following increases in net interest margin on our loans held for investment ($ in millions):

Change in Average 30-Day LIBOR	For the three months ended March 31, 2019
Up 300 basis points	$2.7
Up 200 basis points	$1.8
Up 100 basis points	$0.9
Down to 0 basis points	$2.8
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2019, we were not subject to any material pending legal proceedings.

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. You should carefully consider the risk factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We are subject to various risks related to our ownership of certain real property, including hotel properties.

Real property we own and not used in the ordinary course of our operations, including hotel properties, subjects us to risks particular to CRE property. In particular, ownership of hotel properties subjects us to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties and non-hotel properties that provide nightly and short-term rentals;

•	over-building of hotels, which could adversely affect occupancy and revenues;

•	dependence on business and commercial travelers, conventions and tourism;

•	dependence on the operator/franchisor of the hotel, as management/franchise agreements are long-term in nature and have limited termination rights;

•
increases in energy costs, airplane fares, government taxes and fees, and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to increased operating expenses, including employment costs, inflation and other factors that may not be offset by increased room rates;

•	adverse effects of international, national, regional and local economic and market conditions;

•	potential claims, litigation and threatened litigation from guests, visitors to hotel properties, employees, vendors, contractors, sub-contractors and others;

•	costs associated with the ongoing need for renovations and other capital improvements, including the replacement of furniture, fixtures and equipment;

•	labor strikes, disputes or disruptions, including as a result of unionized labor;

•
unforeseen events beyond our control, such as terrorist attacks, cyber-attacks, travel-related health concerns including pandemics and epidemics, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

•	strength of the U.S. dollar which may reduce in-bound international travel and encourage out-bound international travel;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate.

Moreover, our ability to sell CRE, including hotel properties, is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any material decrease in market prices may lead to further CRE write-downs, with a corresponding expense in our statement of operations. Further write-downs on CRE or an inability to sell CRE properties could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, the management and resolution of CRE increases our costs and requires significant commitments of time from our management and directors, which can be detrimental to the performance of their other responsibilities.

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
10.1
Amended and Restated Indenture dated as of January 11, 2019 among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as advancing agent and note administrator.

10.2	Mortgage Asset Purchase Agreement dated as of January 11, 2019 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	May 1, 2019	By:	/s/ James A. Henderson
James A. Henderson
Chief Executive Officer, Chief Investment Officer and President (Principal Executive Officer)

Date:	May 1, 2019	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)