Form 10-Q
period 2019-06-30
Ares Commercial Real Estate Corp
filed 2019-07-26
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2019
Common stock, $0.01 par value	28,868,735

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$5,215	$11,089
Restricted cash	379	379
Loans held for investment ($434,187 and $289,576 related to consolidated VIEs, respectively)	1,487,735	1,524,873
Real estate owned, net	36,891	—
Other assets ($1,413 and $843 of interest receivable related to consolidated VIEs, respectively; $122,813 and $51,582 of other receivables related to consolidated VIEs, respectively)	141,227	66,983
Total assets	$1,671,447	$1,603,324
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$617,524	$777,974
Notes payable	54,960	—
Secured term loan	108,735	108,345
Collateralized loan obligation securitization debt (consolidated VIE)	442,715	270,737
Due to affiliate	3,163	3,163
Dividends payable	9,527	8,914
Other liabilities ($820 and $541 of interest payable related to consolidated VIEs, respectively)	9,066	8,604
Total liabilities	1,245,690	1,177,737
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at June 30, 2019 and December 31, 2018 and 28,868,735 and 28,755,665 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	283	283
Additional paid-in capital	422,658	421,739
Accumulated earnings	2,816	3,565
Total stockholders' equity	425,757	425,587
Total liabilities and stockholders' equity	$1,671,447	$1,603,324

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Interest income from loans held for investment	$29,993	$29,604	$57,979	$57,040
Interest expense	(16,675)	(15,968)	(32,415)	(30,267)
Net interest margin	13,318	13,636	25,564	26,773
Revenue from real estate owned	8,357	—	10,267	—
Total revenue	21,675	13,636	35,831	26,773
Expenses:
Management and incentive fees to affiliate	2,252	2,173	3,826	3,731
Professional fees	532	455	1,011	936
General and administrative expenses	1,029	789	2,148	1,563
General and administrative expenses reimbursed to affiliate	771	830	1,430	1,754
Expenses from real estate owned	7,118	—	8,806	—
Total expenses	11,702	4,247	17,221	7,984
Income before income taxes	9,973	9,389	18,610	18,789
Income tax expense, including excise tax	218	86	314	168
Net income attributable to common stockholders	$9,755	$9,303	$18,296	$18,621
Earnings per common share:
Basic earnings per common share	$0.34	$0.33	$0.64	$0.65
Diluted earnings per common share	$0.34	$0.33	$0.63	$0.65
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,599,282	28,524,775	28,580,658	28,510,384
Diluted weighted average shares of common stock outstanding	28,863,765	28,618,308	28,822,601	28,608,666
Dividends declared per share of common stock	$0.33	$0.28	$0.66	$0.56

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	28,598,916	$283	$420,637	$(1,750)	$419,170
Stock-based compensation	—	—	234	—	234
Net income	—	—	—	9,318	9,318
Dividends declared	—	—	—	(8,008)	(8,008)
Balance at March 31, 2018	28,598,916	$283	$420,871	$(440)	$420,714
Stock-based compensation	99,684	—	215	—	215
Net income	—	—	—	9,303	9,303
Dividends declared	—	—	—	(8,036)	(8,036)
Balance at June 30, 2018	28,698,600	$283	$421,086	$827	$422,196
Stock-based compensation	—	—	329	—	329
Net income	—	—	—	9,956	9,956
Dividends declared	—	—	—	(8,323)	(8,323)
Balance at September 30, 2018	28,698,600	$283	$421,415	$2,460	$424,158
Stock-based compensation	57,065	—	324	—	324
Net income	—	—	—	10,019	10,019
Dividends declared	—	—	—	(8,914)	(8,914)
Balance at December 31, 2018	28,755,665	$283	$421,739	$3,565	$425,587
Stock-based compensation	93,405	—	492	—	492
Net income	—	—	—	8,543	8,543
Dividends declared	—	—	—	(9,520)	(9,520)
Balance at March 31, 2019	28,849,070	$283	$422,231	$2,588	$425,102
Stock-based compensation	19,665	—	427	—	427
Net income	—	—	—	9,755	9,755
Dividends declared	—	—	—	(9,527)	(9,527)
Balance at June 30, 2019	28,868,735	$283	$422,658	$2,816	$425,757

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net income	$18,296	$18,621
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	3,317	2,906
Accretion of deferred loan origination fees and costs	(3,232)	(3,355)
Stock-based compensation	919	449
Depreciation of real estate owned	242	—
Changes in operating assets and liabilities:
Other assets	(3,103)	(1,103)
Due to affiliate	—	461
Other liabilities	(104)	146
Net cash provided by (used in) operating activities	16,335	18,125
Investing activities:
Issuance of and fundings on loans held for investment	(247,313)	(257,120)
Principal repayment of loans held for investment	177,131	186,548
Receipt of origination fees	3,158	2,931
Purchases of capitalized additions to real estate owned	(252)	—
Net cash provided by (used in) investing activities	(67,276)	(67,641)
Financing activities:
Proceeds from secured funding agreements	279,398	366,972
Repayments of secured funding agreements	(439,848)	(324,310)
Proceeds from notes payable	56,155	—
Payment of secured funding costs	(4,877)	(715)
Proceeds from issuance of debt of consolidated VIEs	172,673	—
Dividends paid	(18,434)	(15,729)
Net cash provided by (used in) financing activities	45,067	26,218
Change in cash, cash equivalents and restricted cash	(5,874)	(23,298)
Cash, cash equivalents and restricted cash, beginning of period	11,468	28,722
Cash, cash equivalents and restricted cash, end of period	$5,594	$5,424

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2019
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of
	June 30, 2019	June 30, 2018
Cash and cash equivalents	$5,215	$5,045
Restricted cash	379	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$5,594	$5,424

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. For the three and six months ended June 30, 2019 and 2018, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

Real estate assets are evaluated for impairment on a quarterly basis. Factors that the Company may consider in its impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon the Company’s estimate of a capitalization rate and discount rate.

The Company reviews its real estate assets, from time to time, in order to determine whether to sell such assets. Real estate assets are classified as held for sale when the Company commits to a plan to sell the asset, when the asset is being marketed for sale at a reasonable price and the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year. Real estate assets that are held for sale are carried at the lower of the asset’s carrying amount or its fair value less costs to sell.

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense, except as noted below, in the Company’s consolidated statements of operations while the unamortized balance on (i) Secured Funding Agreements (each individually defined in Note 5 included in these consolidated financial statements) is included within other assets and (ii) Notes Payable and the Secured Term Loan (both defined in Note 5 included in these consolidated financial statements) and debt securitizations are each included as a reduction to the carrying amount of the liability, in the Company’s consolidated balance sheets. Amortization of debt issuance costs for the note payable on the hotel property that is recognized as real estate owned in the Company’s consolidated balance sheets (see Note 5 included in these consolidated financial statements for additional information on the note payable) is included within expenses from real estate owned in the Company’s consolidated statements of operations.

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

Revenue from real estate owned represents revenue associated with the operations of a hotel property classified as real estate owned. Revenue from the operation of the hotel property is recognized when guestrooms are occupied, services have been rendered or fees have been earned. Revenues are recorded net of any discounts and sales and other taxes collected from customers. Revenues consist of room sales, food and beverage sales and other hotel revenues.

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, Notes Payable, securitizations debt and the Secured Term Loan (individually defined in Note 5 included in these consolidated financial statements) in net interest margin. For the three and six months ended June 30, 2019 and 2018, interest expense is comprised of the following ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Secured funding agreements	$8,972	$11,066	$17,430	$20,759
Notes payable (1)	181	—	181	—
Securitizations debt	5,246	2,794	10,272	5,402
Secured term loan	2,276	2,108	4,532	4,106
Interest expense	$16,675	$15,968	$32,415	$30,267
_______________________________________________________________________________

(1)
Excludes interest expense on the $28.3 million note payable, which is secured by a hotel property that is recognized as real estate owned in the Company’s consolidated balance sheets (see Note 5 included in these consolidated financial statements for additional information on the note payable). Interest expense on the $28.3 million note payable is included within expenses from real estate owned in the Company’s consolidated statements of operations.

Comprehensive Income
For the three and six months ended June 30, 2019 and 2018, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted after December 15, 2018, including interim periods within that reporting period. While the Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements, the Company expects that the adoption of ASU No. 2016-13 will result in an increased amount of provisions for potential loan losses. The Company currently does not have any provision for loan losses recorded in its consolidated financial statements.

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

3.   LOANS HELD FOR INVESTMENT

As of June 30, 2019, the Company’s portfolio included 45 loans held for investment, excluding 82 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $1.7 billion and outstanding principal was $1.5 billion as of June 30, 2019. During the six months ended June 30, 2019, the Company funded approximately $249.8 million of outstanding principal, received repayments of $248.4 million of outstanding principal and converted one loan with outstanding principal of $38.6 million to real estate owned as described in more detail in the tables below. As of June 30, 2019, 91.8% of the Company’s loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1.61%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of June 30, 2019 and December 31, 2018 ($ in thousands):

	As of June 30, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,435,696	$1,444,546	6.9%	1.6
Subordinated debt and preferred equity investments	52,039	52,987	14.7%	3.3
Total loans held for investment portfolio	$1,487,735	$1,497,533	7.2%	1.7

	As of December 31, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,489,708	$1,498,530	7.0%	1.7
Subordinated debt and preferred equity investments	35,165	36,213	14.9%	4.3
Total loans held for investment portfolio	$1,524,873	$1,534,743	7.1%	1.8
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2019 and December 31, 2018 as weighted by the outstanding principal balance of each loan.

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of June 30, 2019 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Multifamily	FL	$89.7	$89.6	L+4.75%	7.7%	September 2019		I/O
Hotel	Diversified	68.2	67.8	L+3.60%	6.5%	September 2021		I/O
Hotel	OR/WA	67.4	67.0	L+3.45%	6.4%	May 2021		I/O
Office	IL	66.1	65.8	L+3.75%	6.7%	December 2020		I/O
Multifamily	UT	63.6	63.3	L+3.25%	5.9%	December 2020		I/O
Office	NJ	56.2	56.0	L+4.65%	7.6%	July 2020		I/O
Office	IL	55.8	55.5	L+3.95%	6.7%	June 2021		I/O
Mixed-use	FL	51.7	50.8	L+4.25%	7.8%	February 2021		I/O
Mixed-use	CA	49.0	48.7	L+4.00%	6.8%	April 2021		I/O
Multifamily	FL	45.4	45.4	L+4.75%	7.7%	September 2019		I/O
Multifamily	TX	42.7	42.6	L+3.30%	6.0%	December 2020		I/O
Office	NC	42.5	41.7	L+4.25%	8.6%	March 2021		I/O
Student Housing	CA	41.8	41.6	L+3.95%	6.9%	July 2020		I/O
Multifamily	FL	41.7	41.4	L+2.60%	5.5%	January 2022		I/O
Student Housing	TX	41.0	40.8	L+4.75%	7.7%	January 2021		I/O
Hotel	CA	40.0	39.8	L+4.12%	6.9%	January 2021		I/O
Multifamily	SC	38.9	38.8	L+3.36%	6.2%	May 2021		I/O
Multifamily	IL	38.2	37.9	L+3.50%	6.6%	November 2020		I/O
Hotel	MI	35.2	35.2	L+4.15%	6.5%	July 2020	(5)	I/O
Industrial	NC	34.9	34.6	L+4.05%	6.7%	March 2024		I/O
Hotel	IL	32.4	32.2	L+4.40%	7.3%	May 2021		I/O
Hotel	MN	31.5	31.3	L+3.55%	6.3%	August 2021		I/O
Multifamily	NY	30.2	30.0	L+3.20%	6.0%	December 2020		I/O
Student Housing	NC	30.0	29.8	L+3.15%	6.0%	February 2022		I/O
Multifamily	PA	29.3	29.1	L+3.00%	5.9%	December 2021		I/O
Multifamily	TX	27.5	27.4	L+3.20%	6.1%	October 2020		I/O
Multifamily	CA	26.8	26.7	L+3.85%	6.7%	July 2020		I/O
Student Housing	AL	24.1	24.0	L+4.45%	7.4%	February 2020		I/O
Student Housing	TX	24.0	23.9	L+4.10%	7.0%	January 2021		I/O
Office	CO	23.5	23.4	L+4.15%	7.1%	June 2021		I/O
Multifamily	CA	20.4	20.3	L+3.30%	6.1%	February 2021		I/O
Self Storage	FL	19.5	19.3	L+3.50%	6.4%	March 2022		I/O
Multifamily	FL	19.2	19.1	L+4.00%	6.8%	November 2020		I/O
Office	FL	18.4	18.3	L+4.30%	7.3%	April 2020		I/O
Residential Condominium	FL	17.5	17.4	L+8.00%	11.8%	April 2020		I/O
Office	CA	17.5	17.3	L+3.40%	6.4%	November 2021		I/O
Office	NC	12.8	12.5	L+3.50%	6.6%	May 2023		I/O
Office	TX	11.6	11.4	L+4.05%	7.5%	November 2021		I/O
Residential	CA	10.3	10.1	12.00%	15.5%	February 2020		I/O
Office	NC	8.0	7.9	L+4.00%	6.9%	November 2022		I/O
Subordinated Debt and Preferred Equity Investments:
Office	NJ	17.0	16.4	12.00%	12.8%	January 2026		I/O	(6)
Mixed-use	IL	13.4	13.2	L+12.25%	15.6%	November 2021		I/O
Residential Condominium	NY	11.8	11.7	L+14.00%	17.3%	May 2021		I/O
Residential Condominium	HI	8.0	8.0	14.00%	14.5%	October 2019	(7)	I/O
Office	CA	2.8	2.7	L+8.25%	10.8%	November 2021		I/O
Total/Weighted Average		$1,497.5	$1,487.7		7.2%
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

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts)

and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of June 30, 2019 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2019 as weighted by the outstanding principal balance of each loan.

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

(4)	I/O = interest only, P/I = principal and interest.

(5)	In May 2019, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Michigan loan to July 2020.

(6)
In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of June 30, 2019. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(7)	In March 2019, the Company and the borrower entered into an extension agreement, which extended the maturity date on the subordinated Hawaii loan to October 2019.

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

For the six months ended June 30, 2019, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2018	$1,524,873
Initial funding	145,504
Origination fees and discounts, net of costs	(3,161)
Additional funding	104,285
Amortizing payments	—
Loan payoffs	(248,362)
Loan converted to real estate owned (see Note 4)	(38,636)
Origination fee accretion	3,232
Balance at June 30, 2019	$1,487,735

As of June 30, 2019, all loans were paying in accordance with their contractual terms. No impairment charges have been recognized during the three and six months ended June 30, 2019 and 2018.

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

The following table summarizes the Company’s real estate owned as of June 30, 2019 ($ in thousands):

June 30, 2019
Land	$10,200
Buildings and improvements	24,281
Furniture, fixtures and equipment	2,652
37,133
Less: Accumulated depreciation	(242)
Real estate owned, net	$36,891

The Company did not have any real estate owned as of December 31, 2018.

As of June 30, 2019, no impairment charges have been recognized for real estate owned.

For the three and six months ended June 30, 2019, the Company incurred depreciation expense of $188 thousand and $242 thousand, respectively. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

5.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of June 30, 2019 and December 31, 2018, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	June 30, 2019			December 31, 2018
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$171,562	$500,000		$274,071	$500,000
Citibank Facility	195,554	325,000		184,003	325,000
BAML Facility	36,280	36,280	(1)	36,280	125,000
CNB Facility	21,100	50,000	(2)	—	50,000
MetLife Facility	149,983	180,000		135,145	180,000
U.S. Bank Facility	43,045	185,989		148,475	185,989
Notes Payable	56,155	60,675		—	—
Secured Term Loan	110,000	110,000		110,000	110,000
Total	$783,679	$1,447,944		$887,974	$1,475,989

_______________________________________________________________________________

(1)
In May 2019, the Company’s borrowing period for new individual loans under the BAML Facility (as defined below) expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of June 30, 2019 represents the outstanding balance under the facility at the time the borrowing period expired, which is permitted to remain outstanding until September 2019, per the original terms of the BAML Facility.

(2)
In June 2019, the Company amended the CNB Facility (as defined below) to add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is December 14, 2020, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2023. Since December 14, 2018, advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%. Prior to and including December 13, 2018, advances under the Wells Fargo Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.75% to 2.35%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three and six months ended June 30, 2019, the Company incurred a non-utilization fee of $179 thousand and $312 thousand, respectively. For both the three and six months ended June 30, 2018, the Company incurred a non-utilization fee of $6 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 13, 2021, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. Since December 13, 2018, advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. Prior to and including December 12, 2018, advances under the Citibank Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 2.25% to 2.50%, subject to certain exceptions. Since December 13, 2018, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. Prior to and including December 12, 2018, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility. For the three and six months ended June 30, 2019, the Company incurred a non-utilization fee of $81 thousand and $169 thousand, respectively. For the three and six months ended June 30, 2018, the Company incurred a non-utilization fee of $28 thousand and $79 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations. See Note 14 included in these consolidated financial statements for a subsequent event related to the Citibank Facility.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. The Company was able to request individual loans under the facility up to May 23, 2019 and the term of the borrowing period was not extended. Individual advances under the BAML Facility have a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. As of June 30, 2019, the Company had one individual advance outstanding in the amount of $36.3 million that has a maturity date of September 5, 2019. Advances under the BAML Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.00%, subject to certain exceptions. The Company incurred a non-utilization fee of 12.5 basis points per annum up to May 23, 2019 on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility was utilized. For the three and six months ended June 30, 2019, the Company incurred a non-utilization fee of $16 thousand and $43 thousand, respectively. For the three and six months ended June 30, 2018, the Company incurred a non-utilization fee of $6 thousand and $17 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The initial maturity date of the CNB Facility is March 11, 2020. In June 2019, the Company amended the CNB Facility to, among other things, (1) add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year, (2) add two additional 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the CNB Facility to March 10, 2022 and (3) decrease the interest rate on advances to a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Previously the interest rate on advances was a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and six months ended June 30, 2019, the Company incurred a non-utilization fee of $33 thousand and $78 thousand, respectively. For the three and six months ended June 30, 2018, the Company incurred a non-utilization fee of $29 thousand and $76 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%. Effective in February 2018, the Company began incurring a non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized. For the three and six months ended June 30, 2019, the Company did not incur a non-utilization fee. For the three and six months ended June 30, 2018, the Company incurred a non-utilization fee of $1 thousand and $7 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

U.S. Bank Facility

The Company and certain of its subsidiaries are party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the three and six months ended June 30, 2019, the Company incurred a non-utilization fee of $57 thousand and $67 thousand, respectively. For both the three and six months ended June 30, 2018, the Company did not incur a non-utilization fee. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Notes Payable

Certain of the Company’s subsidiaries are party to two separate non-recourse note agreements with the lenders referred to therein, consisting of (1) a $32.4 million note that was closed in May 2019, which is secured by a $40.5 million senior mortgage loan held by the Company on an industrial property located in North Carolina and (2) a $28.3 million note that was closed in June 2019, which is secured by a hotel property located in New York that is recognized as real estate owned in the Company’s consolidated balance sheets. The $28.3 million loan amount may be increased to up to $30.0 million to fund certain construction costs of improvements at the hotel, subject to the satisfaction of certain conditions and the payment of a commitment fee.

The initial maturity date of the $32.4 million note is March 5, 2024, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date to March 5, 2025. Advances under the $32.4 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of June 30, 2019, the total outstanding principal balance of the note was $27.9 million.

The maturity date of the $28.3 million note is June 10, 2024. The loan may be prepaid at any time subject to the payment of a prepayment fee, if applicable. Initial advances under the $28.3 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%. If the hotel property that collateralizes the $28.3 million note achieves certain financial performance hurdles, the interest rate on advances will decrease to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of June 30, 2019, the total outstanding principal balance of the note was $28.3 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The initial maturity date of the Secured Term Loan is December 22, 2020, subject to one 12-month extension, which may be exercised at the Company’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For both the three and six months ended June 30, 2019, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 8.2%. For the three and six months ended June 30, 2018, the estimated per annum effective interest rate of the Secured Term Loan was 7.6% and 7.4%, respectively.

6.   COMMITMENTS AND CONTINGENCIES

As of June 30, 2019 and December 31, 2018, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	June 30, 2019	December 31, 2018
Total commitments	$1,703,379	$1,677,615
Less: funded commitments	(1,497,533)	(1,534,743)
Total unfunded commitments	$205,846	$142,872

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of June 30, 2019, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

7.   STOCKHOLDERS’ EQUITY

Common Stock

There were no shares issued in public or private offerings for the three and six months ended June 30, 2019. See “Equity Incentive Plan” below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of June 30, 2019:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	August 31, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
June 24, 2015	July 1, 2015	25,555
April 25, 2016	July 1, 2016	10,000
June 27, 2016	July 1, 2016	24,680
April 25, 2017	April 25, 2018	81,710
June 7, 2017	July 1, 2017	18,224
October 17, 2017	January 2, 2018	7,278
December 15, 2017	January 2, 2018	8,948
May 14, 2018	July 2, 2018	31,766
June 26, 2018	July 1, 2019	67,918
December 14, 2018	March 31, 2019	57,065
March 7, 2019	April 1, 2020	102,300
April 23, 2019	July 1, 2019	19,665
Total		675,493

The following tables summarize the (i) non-vested shares of restricted stock and (ii) vesting schedule of shares of restricted stock for the Company’s directors and officers and employees of the Manager as of June 30, 2019:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	Total
Balance at December 31, 2018	22,554	179,456	202,010
Granted	19,665	102,300	121,965
Vested	(15,184)	(38,001)	(53,185)
Forfeited	(4,034)	(4,861)	(8,895)
Balance at June 30, 2019	23,001	238,894	261,895

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	Total
2019	10,669	24,302	34,971
2020	11,498	97,794	109,292
2021	834	70,552	71,386
2022	—	46,246	46,246
2023	—	—	—
Total	23,001	238,894	261,895

8.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018 ($ in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$9,755	$9,303	$18,296	$18,621
Divided by:
Basic weighted average shares of common stock outstanding:	28,599,282	28,524,775	28,580,658	28,510,384
Weighted average non-vested restricted stock	264,483	93,533	241,943	98,282
Diluted weighted average shares of common stock outstanding:	28,863,765	28,618,308	28,822,601	28,608,666
Basic earnings per common share	$0.34	$0.33	$0.64	$0.65
Diluted earnings per common share	$0.34	$0.33	$0.63	$0.65

9.   INCOME TAX

The Company wholly-owns ACRC Lender W TRS LLC, which is a taxable REIT subsidiary (“TRS”) formed in order to issue and hold certain loans intended for sale. The Company also wholly-owns ACRC 2017-FL3 TRS LLC, which is a TRS formed in order to hold a portion of the CLO Securitization (as defined below), including the portion that generates excess inclusion income. Additionally, the Company wholly-owns ACRC WM Tenant LLC, which is a TRS formed to lease the hotel property classified as real estate owned acquired on March 8, 2019.

The income tax provision for the Company and the TRSs consisted of the following for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Current	$140	$3	$146	$10
Deferred	18	(7)	18	(7)
Excise tax	60	90	150	165
Total income tax expense, including excise tax	$218	$86	$314	$168

For the three and six months ended June 30, 2019, the Company incurred an expense of $60 thousand and $150 thousand, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2018, the Company incurred an expense of $90 thousand and $165 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of June 30, 2019, tax years 2015 through 2019 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of June 30, 2019 and December 31, 2018, the Company did not have any financial and nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

The Company is required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. Real estate owned consists of a hotel property that was acquired by the Company on March 8, 2019 through a deed in lieu of foreclosure. See Note 4 included in these consolidated financial statements for more information on real estate owned. Real estate owned is recorded at fair value at acquisition and is evaluated for impairment on a quarterly basis. Real estate owned is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate owned over the estimated remaining holding period is less than the carrying amount of such real estate owned. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate owned. An impairment charge is recorded equal to the excess of the carrying value of the real estate owned over the fair value. The fair value of the hotel property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of a hotel, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as booking pace, growth rates, occupancy, daily room rates, hotel specific operating costs and future capital expenditures; and (2) projected cash flows from the eventual disposition of the hotel based upon the Company’s estimation of a hotel specific capitalization rate, hotel specific discount rates and comparable selling prices in the market.

As of December 31, 2018, the Company did not have any nonfinancial assets required to be recorded at fair value on a nonrecurring basis. In addition, as of June 30, 2019 and December 31, 2018, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2019 and December 31, 2018, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		June 30, 2019		December 31, 2018
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,487,735	$1,497,533	$1,524,873	$1,534,743
Financial liabilities:
Secured funding agreements	2	$617,524	$617,524	$777,974	$777,974
Notes payable	2	$54,960	$56,155	$—	$—
Secured term loan	2	$108,735	$110,000	$108,345	$110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	$442,715	$445,600	$270,737	$272,927

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 7 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For both the three and six months ended June 30, 2019, the Company incurred incentive fees of $674 thousand. For both the three and six months ended June 30, 2018, the Company incurred incentive fees of $610 thousand.

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

The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2019 and 2018 and amounts payable to the Company’s Manager as of June 30, 2019 and December 31, 2018 ($ in thousands):

	Incurred				Payable
	For the three months ended June 30,		For the six months ended June 30,		As of
	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Affiliate Payments
Management fees	$1,578	$1,563	$3,152	$3,121	$1,578	$1,576
Incentive fees	674	610	674	610	674	540
General and administrative expenses	771	830	1,430	1,754	871	996
Direct costs (1)	77	39	129	141	40	51
Total	$3,100	$3,042	$5,385	$5,626	$3,163	$3,163
______________________________________________________________________________

(1)	For the three and six months ended June 30, 2019 and 2018, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the total outstanding principal balance for co-investments held by the Company was $50.7 million and $34.0 million, respectively.

Loan Purchases From Affiliate

An affiliate of the Company’s Manager maintains a $200 million real estate debt warehouse investment vehicle (the “Ares Warehouse Vehicle”) that holds Ares Management originated commercial real estate loans, which are made available to the Company and other Ares Management managed investment vehicles to purchase. From time to time, the Company may purchase loans from the Ares Warehouse Vehicle. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company once the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by the Ares Warehouse Vehicle. Loans purchased by the Company from the Ares Warehouse Vehicle are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors.

In May 2019, the Company purchased a senior mortgage loan from the Ares Warehouse Vehicle with a commitment amount of $40.5 million on an industrial property located in North Carolina. At the May 2019 purchase date, the senior mortgage loan had a total outstanding principal balance of $34.9 million, which is included within loans held for investment in the Company’s consolidated balance sheets.

12.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2019 and 2018 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 1, 2019	June 28, 2019	July 16, 2019	$0.33	$9,527
February 21, 2019	March 29, 2019	April 16, 2019	0.33	9,520
Total cash dividends declared for the six months ended June 30, 2019			$0.66	$19,047

May 1, 2018	June 29, 2018	July 17, 2018	$0.28	$8,036
March 1, 2018	March 29, 2018	April 17, 2018	0.28	8,008
Total cash dividends declared for the six months ended June 30, 2018			$0.56	$16,044

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

As of June 30, 2019, the Notes were collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $434.2 million (the “Mortgage Assets”) that were originated by a wholly-owned subsidiary of the Company and approximately $122.8 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2018, the Notes were collateralized by interests in a pool of 11 mortgage assets having a total principal balance of approximately $289.6 million that were originated by a wholly-owned subsidiary of the Company and approximately $51.6 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the reinvestment period ending on March 31, 2021, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of June 30, 2019, the Company’s maximum risk of loss was $111.4 million, which represents the carrying value of its investment in the CLO Securitization.

14.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2019, except as disclosed below.

On July 24, 2019, the Company entered into an amendment to the guarantee agreement relating to the Citibank Facility with respect to certain of its obligations in connection with the Citibank Facility.
On July 26, 2019, the Company declared a cash dividend of $0.33 per common share for the third quarter of 2019. The third quarter 2019 dividend is payable on October 15, 2019 to common stockholders of record as of September 30, 2019.

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

•	our opportunity to purchase mortgage loans from the $200 million real estate debt warehouse investment vehicle (the “Ares Warehouse Vehicle”);

•	allocation of investment opportunities to us by our Manager;

•	our ability to successfully identify, complete and integrate any acquisitions;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”);

•	our understanding of our competition;

•	general volatility of the securities markets in which we may invest;

•	adverse changes in the real estate, real estate capital and credit markets and the impact of a protracted decline in the liquidity of credit markets on our business;

•	the conditions and strength of the commercial real estate property market;

•	changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

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

Developments During the Second Quarter of 2019:

•	ACRE originated a $30.5 million senior mortgage loan on an office property located in North Carolina.

•	ACRE originated a $28.2 million senior mortgage loan on an office property located in Texas.

•
ACRE purchased a $40.5 million senior mortgage loan on an industrial property located in North Carolina from an affiliate of our Manager (see Note 11 included in these consolidated financial statements for additional information).

•
ACRE amended the CNB Facility (as defined below) to, among other things, (1) add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year, (2) add two additional 12-month extensions, each of which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the CNB Facility to March 10, 2022 and (3) decrease the interest rate on advances to a per annum rate equal to the sum of, at ACRE’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%.

•
ACRE closed a $32.4 million note financing, which is secured by a $40.5 million senior mortgage loan held by ACRE on an industrial property located in North Carolina. The initial maturity date of the $32.4 million note is March 5, 2024, subject to one 12-month extension, which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date to March 5, 2025. Advances under the $32.4 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%.

•
ACRE closed a $28.3 million note financing, which is secured by a hotel property owned by ACRE located in New York that is recognized as real estate owned in ACRE’s consolidated balance sheets. The loan amount may be increased to up to $30.0 million to fund certain construction costs of improvements at the hotel, subject to the satisfaction of certain conditions and the payment of a commitment fee. The maturity date of the $28.3 million note is June 10, 2024. Initial advances under the $28.3 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%.

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

Loans Held for Investment Portfolio

As of June 30, 2019, our portfolio included 45 loans held for investment, excluding 82 loans that were repaid, sold or converted to real estate owned since inception. As of June 30, 2019, the aggregate originated commitment under these loans at closing was approximately $1.7 billion and outstanding principal was $1.5 billion. During the six months ended June 30, 2019, we funded approximately $249.8 million of outstanding principal, received repayments of $248.4 million of outstanding principal and converted one loan with outstanding principal of $38.6 million to real estate owned. As of June 30, 2019, 91.8% of our loans have LIBOR floors, with a weighted average floor of 1.61%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of June 30, 2019, all loans were paying in accordance with their contractual terms. During the three and six months ended June 30, 2019, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of June 30, 2019 ($ in thousands):

	As of June 30, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,435,696	$1,444,546	6.9%	1.6
Subordinated debt and preferred equity investments	52,039	52,987	14.7%	3.3
Total loans held for investment portfolio	$1,487,735	$1,497,533	7.2%	1.7
_____________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of June 30, 2019 as weighted by the outstanding principal balance of each loan.

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Total revenue	$21,675	$13,636	$35,831	$26,773
Total expenses	11,702	4,247	17,221	7,984
Income before income taxes	9,973	9,389	18,610	18,789
Income tax expense, including excise tax	218	86	314	168
Net income attributable to common stockholders	$9,755	$9,303	$18,296	$18,621

The following tables set forth select details of our consolidated results of operations for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

Net Interest Margin

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Interest income from loans held for investment	$29,993	$29,604	$57,979	$57,040
Interest expense	(16,675)	(15,968)	(32,415)	(30,267)
Net interest margin	$13,318	$13,636	$25,564	$26,773

For the three months ended June 30, 2019 and 2018, net interest margin was approximately $13.3 million and $13.6 million, respectively. For the three months ended June 30, 2019 and 2018, interest income from loans held for investment of $30.0 million and $29.6 million, respectively, was generated by weighted average earning assets of $1.6 billion and $1.7 billion, respectively, offset by $16.7 million and $16.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below and excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), securitization debt and the Secured Term Loan (as defined below) were $1.2 billion for the three months ended June 30, 2019 and $1.4 billion for the three months ended June 30, 2018 (which included one facility which was subsequently paid in full). The increase in interest income from loans held for investment and interest expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily relates to an increase in 30-day LIBOR for the three months ended June 30, 2019, which was partially offset by a decrease in our weighted average earning assets and weighted average borrowings for the three months ended June 30, 2019.

For the six months ended June 30, 2019 and 2018, net interest margin was approximately $25.6 million and $26.8 million, respectively. For the six months ended June 30, 2019 and 2018, interest income from loans held for investment of
$58.0 million and $57.0 million, respectively, was generated by weighted average earning assets of $1.6 billion and $1.7 billion, respectively, offset by $32.4 million and $30.3 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable (excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), securitization debt and the Secured Term Loan were $1.2 billion for the six months ended June 30, 2019 and $1.3 billion for the six months ended June 30, 2018 (which included one facility which was subsequently paid in full). The increase in interest income from loans held for investment and interest expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily relates to an increase in 30-day LIBOR for the six months ended June 30, 2019, which was partially offset by a decrease in our weighted average earning assets and weighted average borrowings for the six months ended June 30, 2019.

Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the three and six months ended June 30, 2019, revenue from real estate owned was $8.4 million and $10.3 million, respectively. Revenues consist of room sales, food and beverage sales and other hotel revenues. See below for discussion of expenses from real estate owned.

Operating Expenses

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Management and incentive fees to affiliate	$2,252	$2,173	$3,826	$3,731
Professional fees	532	455	1,011	936
General and administrative expenses	1,029	789	2,148	1,563
General and administrative expenses reimbursed to affiliate	771	830	1,430	1,754
Expenses from real estate owned	7,118	—	8,806	—
Total expenses	$11,702	$4,247	$17,221	$7,984

For the three months ended June 30, 2019 and 2018, we incurred operating expenses of $11.7 million and $4.2 million, respectively. As discussed below, the increase in operating expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily relates to the inclusion of expenses from real estate owned for the three months ended June 30, 2019.

For the six months ended June 30, 2019 and 2018, we incurred operating expenses of $17.2 million and $8.0 million, respectively. As discussed below, the increase in operating expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily relates to the inclusion of expenses from real estate owned for the six months ended June 30, 2019.

Related Party Expenses

For the three months ended June 30, 2019, related party expenses included $2.3 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $1.6 million in management fees and $0.7 million in incentive fees. For the three months ended June 30, 2019, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended June 30, 2018, related party expenses included $2.2 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $1.6 million in management fees and $0.6 million in incentive fees. For the three months ended June 30, 2018, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management fees, incentive fees and the allocable general and administrative expenses due to our Manager were relatively consistent for both periods.

For the six months ended June 30, 2019, related party expenses included $3.8 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $3.2 million in management fees and $0.7 million in incentive fees. For the six months ended June 30, 2019, related party expenses also included $1.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the six months ended June 30, 2018, related party expenses included $3.7 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $3.1 million in management fees and $0.6 million in incentive fees. For the six months ended June 30, 2018, related party expenses also included $1.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management and incentive fees due to our Manager were relatively consistent for both periods. The decrease in allocable general and administrative expenses due to our Manager for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily relates to a decrease in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For both the three months ended June 30, 2019 and 2018, professional fees were $0.5 million. For the three months ended June 30, 2019 and 2018, general and administrative expenses were $1.0 million and $0.8 million, respectively. The increase in general and administrative expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily relates to an increase in stock-based compensation expense due to new restricted stock grants awarded after June 30, 2018.

For the six months ended June 30, 2019 and 2018, professional fees were $1.0 million and $0.9 million, respectively, which were relatively consistent for both periods. For the six months ended June 30, 2019 and 2018, general and administrative expenses were $2.1 million and $1.6 million, respectively. The increase in general and administrative expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily relates to an increase in stock-based compensation expense due to new restricted stock grants awarded after June 30, 2018.

Expenses From Real Estate Owned

For the three and six months ended June 30, 2019, expenses from real estate owned was comprised of the following ($ in thousands):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Hotel operating expenses	$6,833	$8,467
Interest expense on note payable	97	97
Depreciation expense	188	242
Expenses from real estate owned	$7,118	$8,806

For the three and six months ended June 30, 2019, hotel operating expenses were $6.8 million and $8.5 million, respectively. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. For both the three and six months ended June 30, 2019, interest expense on our note payable was $0.1 million. For the three and six months ended June 30, 2019, the weighted average borrowings under the Note Payable on the hotel property was $6.5 million and $3.3 million, respectively. For both the three and six months ended June 30, 2019, depreciation expense was $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to purchase our target investments, make principal and interest payments on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of unused borrowing capacity under our Secured Funding Agreements, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. However, principal repayments from mortgage loans in securitizations where we retain the subordinate securities are applied sequentially, first used to pay down the senior notes, and accordingly, we will not receive any proceeds from repayment of loans in the securitizations until all senior notes are repaid in full. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. We may seek to sell certain of our investments in order to manage liquidity needs, interest rate risk, meet other operating objectives and adapt to market conditions. In instances where we do not have sufficient available liquidity to originate mortgage loans, Ares Management or one of its investment vehicles, including the Ares Warehouse Vehicle, may originate such mortgage loans and we may have the opportunity to purchase such loans that are determined by our Manager in good faith to be appropriate for us, once we have sufficient available liquidity.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2019 and 2018 ($ in thousands):

	For the six months ended June 30,
	2019	2018
Net income	$18,296	$18,621
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(1,961)	(496)
Net cash provided by (used in) operating activities	16,335	18,125
Net cash provided by (used in) investing activities	(67,276)	(67,641)
Net cash provided by (used in) financing activities	45,067	26,218
Change in cash, cash equivalents and restricted cash	$(5,874)	$(23,298)

During the six months ended June 30, 2019 and 2018, cash, cash equivalents and restricted cash decreased by $5.9 million and $23.3 million, respectively.

Operating Activities

For the six months ended June 30, 2019 and 2018, net cash provided by operating activities totaled $16.3 million and $18.1 million, respectively. For the six months ended June 30, 2019, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $3.2 million and amortization of deferred financing costs of $3.3 million. For the six months ended June 30, 2018, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $3.4 million and amortization of deferred financing costs of $2.9 million.

Investing Activities

For the six months ended June 30, 2019 and 2018, net cash used in investing activities totaled $67.3 million and $67.6 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment exceeding the cash received from principal repayment of loans held for investment for the six months ended June 30, 2019 and 2018.

Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities totaled $45.1 million and primarily related to proceeds from our Secured Funding Agreements of $279.4 million, proceeds from Notes Payable of $56.2 million and proceeds from the issuance of debt of consolidated VIEs of $172.7 million, partially offset by repayments of our Secured Funding Agreements of $439.8 million and dividends paid of $18.4 million. For the six months ended June 30, 2018, net cash provided by financing activities totaled $26.2 million and primarily related to proceeds from our Secured Funding Agreements of $367.0 million, partially offset by repayments of our Secured Funding Agreements of $324.3 million and dividends paid of $15.7 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	June 30, 2019					December 31, 2018
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000	$171,562	LIBOR+1.50 to 2.25%	December 14, 2020	(1)	$500,000	$274,071	LIBOR+1.50 to 2.25%	December 14, 2020	(1)
Citibank Facility	325,000	195,554	LIBOR+1.50 to 2.50%	December 13, 2021	(2)	325,000	184,003	LIBOR+1.50 to 2.50%	December 13, 2021	(2)
BAML Facility	36,280	36,280	LIBOR+2.00%	September 5, 2019	(3)	125,000	36,280	LIBOR+2.00%	May 23, 2019	(3)
CNB Facility	50,000	21,100	LIBOR+2.65%	March 11, 2020	(4)	50,000	—	LIBOR+3.00%	March 10, 2019	(4)
MetLife Facility	180,000	149,983	LIBOR+2.30%	August 12, 2020	(5)	180,000	135,145	LIBOR+2.30%	August 12, 2020	(5)
U.S. Bank Facility	185,989	43,045	LIBOR+1.65 to 2.25%	July 31, 2020	(6)	185,989	148,475	LIBOR+1.75 to 2.25%	July 31, 2020	(6)
Subtotal	$1,277,269	$617,524				$1,365,989	$777,974

Notes Payable	$60,675	$56,155	LIBOR+2.50 to 3.00%	(7)		$—	$—	—	—

Secured Term Loan	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(8)	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(8)

Total	$1,447,944	$783,679				$1,475,989	$887,974
______________________________________________________________________________

(1)
The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(2)
The maturity date of the master repurchase facility with Citibank, N.A. (the “Citibank Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. See “Recent Developments” and Note 14 to our consolidated financial statements included in this quarterly report on Form 10-Q for a subsequent event related to the Citibank Facility.

(3)
Individual advances on loans under the Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. In May 2019, our borrowing period for new individual loans under the BAML Facility expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of June 30, 2019 represents the outstanding balance under the facility at the time the borrowing period expired, which is permitted to remain outstanding until September 5, 2019, per the original terms of the BAML Facility.

(4)
The maturity date of the secured revolving funding facility with City National Bank (the “CNB Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In June 2019, we amended the CNB Facility to, among other things, (1) add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year and (2) decrease the interest rate on advances to a per annum rate equal to the sum of, at our option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%.

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

(7)
Certain of our subsidiaries are party to two separate note agreements (the “Notes Payable”) with the lenders referred to therein, consisting of (1) a $32.4 million note that has an initial maturity date of March 5, 2024, subject to one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid and (2) a $28.3 million note that has a maturity date of June 10, 2024.

(8)
The maturity date of the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”), is subject to one 12-month extension at our option provided that certain conditions are met.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of June 30, 2019, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 5 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our loans held for investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of June 30, 2019, the carrying amount and outstanding principal of our CLO Securitization was $442.7 million and $445.6 million, respectively. See Note 13 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

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

RECENT DEVELOPMENTS

On July 24, 2019, we entered into an amendment to the guarantee agreement relating to the Citibank Facility with respect to certain of our obligations in connection with the Citibank Facility.

On July 26, 2019, we declared a cash dividend of $0.33 per common share for the third quarter of 2019. The third quarter 2019 dividend is payable on October 15, 2019 to common stockholders of record as of September 30, 2019.

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

The following table estimates the hypothetical increases in net interest margin on our loans held for investment for the twelve month period following June 30, 2019, assuming (1) an immediate increase or decrease in 30-day LIBOR as of June 30, 2019 and (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of June 30, 2019 ($ in millions):

Change in 30-Day LIBOR	Increase in Net Interest Margin
Up 300 basis points	$7.8
Up 200 basis points	$5.2
Up 100 basis points	$2.6
Down 100 basis points	$2.5
Down to 0 basis points	$15.4
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2019, we were not subject to any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. You should carefully consider the risk factors and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States' economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us.

The description that follows has been provided to us by Ares Management Corporation (“Ares”). Certain investment funds managed or advised by U.K.-based affiliates of Ares (the “Ares Entities”) own approximately 28.7% of the ordinary shares and 54.3% of the preferred shares of AgriBriefing 1364 Limited (“AgriBriefing”), a company based in London that provides price reporting data on a subscription basis to participants in the agricultural industry. Although the Ares Entities do not hold the largest voting position in AgriBriefing, their holdings of ordinary and preferred shares represent a majority of the outstanding equity interests in AgriBriefing.  In addition, the Ares Entities hold certain contractual veto rights and the right to appoint a director to the board of directors of AgriBriefing.  As a result, under applicable SEC definitions, the Ares Entities may be deemed to control AgriBriefing; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by AgriBriefing. The disclosure does not relate to any activities conducted by us and does not involve us or Ares. Neither we nor Ares had any involvement in or control over the disclosed activities of AgriBriefing, and we have not independently verified or participated in the preparation of this disclosure. We are not representing as to the accuracy or completeness of the disclosure and do not undertake any obligation to correct or update it.

We understand that Ares intends to disclose in its next quarterly SEC Report that:

“Subsequent to completion of the Ares Entities’ investment in AgriBriefing, in connection with Ares’ routine quarterly survey of its investment funds’ portfolio companies, AgriBriefing informed the Ares Entities that it had subscription contracts with five customers whose billing addresses were based in Iran. We have not been able to verify the identity or affiliations of these customers. As a result, it appears that we are required to provide this disclosure under ITRA and Section 13(r) of the Exchange Act.

These subscriptions generated annual gross revenues of less than €25,000 (less than 1% of AgriBriefing’s revenues) and de minimus net profits.

AgriBriefing has confirmed that each of the subscriptions commenced prior to the investment in AgriBriefing by the Ares Entities, and that it has terminated these subscriptions and does not intend to engage in any further dealings or transactions with these customers.

Based on currently available information, we and the Ares Entities have no reason to believe that any of the five customers are listed on the U.S. Treasury Department Office of Foreign Assets Control list of Specially Designated Nationals or that AgriBriefing has conducted any dealings in violation ITRA.”

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (2)
10.1*
Amendment Number Seven to Credit Agreement, dated as of June 5, 2019, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 7, 2019.
`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	July 26, 2019	By:	/s/ James A. Henderson
James A. Henderson
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Date:	July 26, 2019	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)