Form 10-Q
period 2019-09-30
Ares Commercial Real Estate Corp
filed 2019-11-08
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2019
Common stock, $0.01 par value	28,865,610

ARES COMMERCIAL REAL ESTATE CORPORATION

INDEX

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (unaudited)	3

	Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 (unaudited) and the year ended December 31, 2018	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	43

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$5,952	$11,089
Restricted cash	379	379
Loans held for investment ($521,489 and $289,576 related to consolidated VIEs, respectively)	1,538,393	1,524,873
Real estate owned, net	38,020	—
Other assets ($1,269 and $843 of interest receivable related to consolidated VIEs, respectively; $35,511 and $51,582 of other receivables related to consolidated VIEs, respectively)	91,953	66,983
Total assets	$1,674,697	$1,603,324
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$620,030	$777,974
Notes payable	55,014	—
Secured term loan	108,940	108,345
Collateralized loan obligation securitization debt (consolidated VIE)	442,916	270,737
Due to affiliate	2,627	3,163
Dividends payable	9,526	8,914
Other liabilities ($753 and $541 of interest payable related to consolidated VIEs, respectively)	9,900	8,604
Total liabilities	1,248,953	1,177,737
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2019 and December 31, 2018 and 28,865,610 and 28,755,665 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	283	283
Additional paid-in capital	423,137	421,739
Accumulated earnings	2,324	3,565
Total stockholders' equity	425,744	425,587
Total liabilities and stockholders' equity	$1,674,697	$1,603,324

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Interest income from loans held for investment	$28,269	$30,362	$86,248	$87,401
Interest expense	(15,124)	(16,378)	(47,539)	(46,645)
Net interest margin	13,145	13,984	38,709	40,756
Revenue from real estate owned	6,702	—	16,970	—
Total revenue	19,847	13,984	55,679	40,756
Expenses:
Management and incentive fees to affiliate	1,578	1,571	5,405	5,302
Professional fees	542	498	1,553	1,435
General and administrative expenses	1,005	852	3,153	2,415
General and administrative expenses reimbursed to affiliate	831	870	2,261	2,624
Expenses from real estate owned	6,838	—	15,644	—
Total expenses	10,794	3,791	28,016	11,776
Income before income taxes	9,053	10,193	27,663	28,980
Income tax expense, including excise tax	19	236	332	403
Net income attributable to common stockholders	$9,034	$9,957	$27,331	$28,577
Earnings per common share:
Basic earnings per common share	$0.32	$0.35	$0.96	$1.00
Diluted earnings per common share	$0.31	$0.35	$0.95	$1.00
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,634,514	28,542,828	28,598,807	28,521,317
Diluted weighted average shares of common stock outstanding	28,867,603	28,698,600	28,837,766	28,638,973
Dividends declared per share of common stock	$0.33	$0.29	$0.99	$0.85

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	28,598,916	$283	$420,637	$(1,750)	$419,170
Stock-based compensation	—	—	234	—	234
Net income	—	—	—	9,318	9,318
Dividends declared	—	—	—	(8,008)	(8,008)
Balance at March 31, 2018	28,598,916	$283	$420,871	$(440)	$420,714
Stock-based compensation	99,684	—	215	—	215
Net income	—	—	—	9,303	9,303
Dividends declared	—	—	—	(8,036)	(8,036)
Balance at June 30, 2018	28,698,600	$283	$421,086	$827	$422,196
Stock-based compensation	—	—	329	—	329
Net income	—	—	—	9,956	9,956
Dividends declared	—	—	—	(8,323)	(8,323)
Balance at September 30, 2018	28,698,600	$283	$421,415	$2,460	$424,158
Stock-based compensation	57,065	—	324	—	324
Net income	—	—	—	10,019	10,019
Dividends declared	—	—	—	(8,914)	(8,914)
Balance at December 31, 2018	28,755,665	$283	$421,739	$3,565	$425,587
Stock-based compensation	93,405	—	492	—	492
Net income	—	—	—	8,543	8,543
Dividends declared	—	—	—	(9,520)	(9,520)
Balance at March 31, 2019	28,849,070	$283	$422,231	$2,588	$425,102
Stock-based compensation	19,665	—	427	—	427
Net income	—	—	—	9,755	9,755
Dividends declared	—	—	—	(9,527)	(9,527)
Balance at June 30, 2019	28,868,735	$283	$422,658	$2,816	$425,757
Stock-based compensation	(3,125)	—	479	—	479
Net income	—	—	—	9,034	9,034
Dividends declared	—	—	—	(9,526)	(9,526)
Balance at September 30, 2019	28,865,610	$283	$423,137	$2,324	$425,744

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Operating activities:
Net income	$27,331	$28,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	4,954	4,317
Accretion of deferred loan origination fees and costs	(5,022)	(5,542)
Stock-based compensation	1,398	778
Depreciation of real estate owned	448	—
Changes in operating assets and liabilities:
Other assets	(4,305)	(197)
Due to affiliate	(536)	(116)
Other liabilities	608	471
Net cash provided by (used in) operating activities	24,876	28,288
Investing activities:
Issuance of and fundings on loans held for investment	(415,156)	(366,839)
Principal repayment of loans held for investment	343,948	381,477
Receipt of origination fees	4,982	4,004
Purchases of capitalized additions to real estate owned	(1,586)	—
Net cash provided by (used in) investing activities	(67,812)	18,642
Financing activities:
Proceeds from secured funding agreements	415,433	465,696
Repayments of secured funding agreements	(573,377)	(511,246)
Proceeds from notes payable	56,155	—
Payment of secured funding costs	(5,124)	(924)
Proceeds from issuance of debt of consolidated VIEs	172,673	—
Dividends paid	(27,961)	(23,765)
Net cash provided by (used in) financing activities	37,799	(70,239)
Change in cash, cash equivalents and restricted cash	(5,137)	(23,309)
Cash, cash equivalents and restricted cash, beginning of period	11,468	28,722
Cash, cash equivalents and restricted cash, end of period	$6,331	$5,413

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2019
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of
	September 30, 2019	September 30, 2018
Cash and cash equivalents	$5,952	$5,034
Restricted cash	379	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$6,331	$5,413

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, Notes Payable, securitizations debt and the Secured Term Loan (individually defined in Note 5 included in these consolidated financial statements) in net interest margin. For the three and nine months ended September 30, 2019 and 2018, interest expense is comprised of the following ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Secured funding agreements	$7,438	$11,250	$24,868	$32,008
Notes payable (1)	356	—	536	—
Securitizations debt	5,088	2,950	15,361	8,353
Secured term loan	2,242	2,178	6,774	6,284
Interest expense	$15,124	$16,378	$47,539	$46,645
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

Comprehensive Income
For the three and nine months ended September 30, 2019 and 2018, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted after December 15, 2018, including interim periods within that reporting period. ASU No. 2016-13 is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Subsequent increases and decreases to estimated expected credit losses will flow through the Company’s statement of operations. While the Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements, the Company expects that the adoption of ASU No. 2016-13 will result in an increased amount of provisions for potential loan losses. The Company currently does not have any provision for loan losses recorded in its consolidated financial statements.

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

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2019, the Company’s portfolio included 47 loans held for investment, excluding 85 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $1.8 billion and outstanding principal was $1.5 billion as of September 30, 2019. During the nine months ended September 30, 2019, the Company funded approximately $419.2 million of outstanding principal, received repayments of $367.0 million of outstanding principal and converted one loan with outstanding principal of $38.6 million to real estate owned as described in more detail in the tables below. As of September 30, 2019, 92.4% of the Company’s loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1.69%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2019 and December 31, 2018 ($ in thousands):

	As of September 30, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,479,713	$1,488,542	6.5%	1.6
Subordinated debt and preferred equity investments	58,680	59,682	15.0%	2.8
Total loans held for investment portfolio	$1,538,393	$1,548,224	6.9%	1.6

	As of December 31, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,489,708	$1,498,530	7.0%	1.7
Subordinated debt and preferred equity investments	35,165	36,213	14.9%	4.3
Total loans held for investment portfolio	$1,524,873	$1,534,743	7.1%	1.8
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2019 and December 31, 2018 as weighted by the outstanding principal balance of each loan.

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of September 30, 2019 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Multifamily	FL	$89.7	$89.6	L+4.75%		7.0%	February 2020	(5)	I/O
Multifamily	TX	75.0	74.6	L+2.85%		5.0%	October 2022		I/O
Hotel	Diversified	68.5	68.0	L+3.60%		6.2%	September 2021		I/O
Hotel	OR/WA	67.8	67.5	L+3.45%		6.0%	May 2021		I/O
Office	IL	67.4	67.1	L+3.75%		6.3%	December 2020		I/O
Multifamily	UT	63.6	63.4	L+3.25%		5.5%	December 2020		I/O
Mixed-use	FL	61.7	60.9	L+4.25%		7.8%	February 2021		I/O
Office	IL	56.8	56.6	L+3.95%		6.4%	June 2021		I/O
Mixed-use	CA	49.0	48.8	L+4.00%		6.4%	April 2021		I/O
Multifamily	FL	45.4	45.3	L+4.75%		7.0%	February 2020	(5)	I/O
Office	NC	44.9	44.3	L+4.25%		8.6%	March 2021		I/O
Multifamily	TX	42.7	42.6	L+3.30%		5.7%	December 2020		I/O
Multifamily	FL	42.0	41.7	L+2.60%		5.5%	January 2022		I/O
Student Housing	CA	41.7	41.6	L+3.95%		6.5%	July 2020		I/O
Student Housing	TX	41.0	40.8	L+4.75%		7.3%	January 2021		I/O
Hotel	CA	40.0	39.8	L+4.12%		6.5%	January 2021		I/O
Multifamily	IL	38.7	38.5	L+3.50%		6.4%	November 2020		I/O
Hotel	MI	35.2	35.2	L+4.40%		6.4%	July 2020	(6)	I/O
Industrial	NC	34.8	34.6	L+4.05%		6.3%	March 2024		I/O
Hotel	IL	32.8	32.7	L+4.40%		6.9%	May 2021		I/O
Mixed-use	TX	32.8	32.3	L+3.75%		6.7%	September 2022		I/O
Hotel	MN	31.5	31.3	L+3.55%		6.0%	August 2021		I/O
Multifamily	NY	30.1	30.0	L+3.20%		5.6%	December 2020		I/O
Student Housing	NC	30.0	29.8	L+3.15%		5.9%	February 2022		I/O
Multifamily	PA	29.4	29.1	L+3.00%		5.9%	December 2021		I/O
Multifamily	TX	27.5	27.4	L+3.20%		5.7%	October 2020		I/O
Multifamily	CA	26.8	26.7	L+3.85%		6.3%	July 2020		I/O
Student Housing	AL	24.1	24.1	L+4.45%		7.0%	February 2020		I/O
Student Housing	TX	24.0	23.9	L+4.10%		6.7%	January 2021		I/O
Student Housing	FL	22.0	21.8	L+3.25%		5.9%	August 2022		I/O
Multifamily	CA	20.6	20.5	L+3.30%		5.7%	February 2021		I/O
Self Storage	FL	19.5	19.3	L+3.50%		6.1%	March 2022		I/O
Multifamily	FL	19.2	19.1	L+4.00%		6.4%	November 2020		I/O
Office	FL	18.4	18.4	L+4.30%		6.9%	April 2020		I/O
Residential Condominium	FL	17.5	17.4	L+8.00%		11.7%	April 2020		I/O
Office	CA	17.5	17.3	L+3.40%		6.3%	November 2021		I/O
Office	NC	13.0	12.8	L+3.50%		6.4%	May 2023		I/O
Office	TX	12.4	12.1	L+4.05%		7.6%	November 2021		I/O
Industrial	CA	12.0	11.8	L+3.75%		6.3%	March 2023		I/O
Residential	CA	10.9	10.8	12.00%		15.7%	February 2020		I/O
Office	NC	8.6	8.5	L+4.00%		6.7%	November 2022		I/O
Multifamily	SC	2.0	1.7	L+6.50%		10.1%	September 2022		I/O
Subordinated Debt and Preferred Equity Investments:
Office	NJ	17.0	16.4	12.00%		12.8%	January 2026		I/O	(7)
Residential Condominium	NY	14.4	14.3	L+14.00%	(8)	18.8%	May 2021	(8)	I/O
Mixed-use	IL	13.9	13.7	L+12.25%		15.1%	November 2021		I/O
Residential Condominium	HI	11.6	11.5	14.00%		14.5%	March 2020	(9)	I/O
Office	CA	2.8	2.8	L+8.25%		10.4%	November 2021		I/O
Total/Weighted Average		$1,548.2	$1,538.4			6.9%
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

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of September 30, 2019 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2019 as weighted by the outstanding principal balance of each loan.

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

(4)	I/O = interest only, P/I = principal and interest.

(5)	In September 2019, the Company and the borrower entered into an extension agreement, which extended the maturity date on the senior Florida loan to February 2020.

(6)	In May 2019, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Michigan loan to July 2020.

(7)
In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of September 30, 2019. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(8)
In September 2019, the Company and the borrower entered into a modification agreement to, among other things, loan an additional $2.1 million to the borrower on the subordinated New York loan, for which such amount accrues interest at a per annum rate of 20.00% and has an initial maturity date of April 2020. The remaining outstanding principal balance of the subordinated New York loan continues to accrue interest at L + 14.00% and has an initial maturity date of May 2021.

(9)	In September 2019, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the subordinated Hawaii loan to March 2020.

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

For the nine months ended September 30, 2019, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2018	$1,524,873
Initial funding	289,273
Origination fees and discounts, net of costs	(4,984)
Additional funding	129,878
Amortizing payments	—
Loan payoffs	(367,033)
Loan converted to real estate owned (see Note 4)	(38,636)
Origination fee accretion	5,022
Balance at September 30, 2019	$1,538,393

As of September 30, 2019, all loans were paying in accordance with their contractual terms. No impairment charges have been recognized during the three and nine months ended September 30, 2019 and 2018.

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

The following table summarizes the Company’s real estate owned as of September 30, 2019 ($ in thousands):

September 30, 2019
Land	$10,200
Buildings and improvements	24,281
Furniture, fixtures and equipment	3,987
38,468
Less: Accumulated depreciation	(448)
Real estate owned, net	$38,020

The Company did not have any real estate owned as of December 31, 2018.

As of September 30, 2019, no impairment charges have been recognized for real estate owned.

For the three and nine months ended September 30, 2019, the Company incurred depreciation expense of $207 thousand and $448 thousand, respectively. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

5.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of September 30, 2019 and December 31, 2018, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	September 30, 2019			December 31, 2018
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$224,953	$500,000		$274,071	$500,000
Citibank Facility	164,440	325,000		184,003	325,000
BAML Facility	36,280	36,280	(1)	36,280	125,000
CNB Facility	22,700	50,000	(2)	—	50,000
MetLife Facility	128,612	180,000		135,145	180,000
U.S. Bank Facility	43,045	185,989		148,475	185,989
Notes Payable	56,155	60,675		—	—
Secured Term Loan	110,000	110,000		110,000	110,000
Total	$786,185	$1,447,944		$887,974	$1,475,989

_______________________________________________________________________________

(1)
In May 2019, the Company’s borrowing period for new individual loans under the BAML Facility (as defined below) expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of September 30, 2019 represents the outstanding balance under the facility at the time the borrowing period expired, which was permitted to remain outstanding until September 2019, per the original terms of the BAML Facility. In September 2019, the Company amended the BAML Facility to extend the maturity date for the outstanding balance to December 4, 2019.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is December 14, 2020, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2023. Since December 14, 2018, advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%. Prior to and including December 13, 2018, advances under the Wells Fargo Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.75% to 2.35%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three and nine months ended September 30, 2019, the Company incurred a non-utilization fee of $177 thousand and $489 thousand, respectively. For the three and nine months ended September 30, 2018, the Company incurred a non-utilization fee of $29 thousand and $35 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 13, 2021, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. Since December 13, 2018, advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. Prior to and including December 12, 2018, advances under the Citibank Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 2.25% to 2.50%, subject to certain exceptions. Since December 13, 2018, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. Prior to and including December 12, 2018, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility. For the three and nine months ended September 30, 2019, the Company incurred a non-utilization fee of $99 thousand and $268 thousand, respectively. For the three and nine months ended September 30, 2018, the Company incurred a non-utilization fee of $31 thousand and $109 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. The Company was able to request individual loans under the facility up to May 23, 2019 and the term of the borrowing period was not extended. Individual advances under the BAML Facility had a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. As of September 30, 2019, the Company had one individual advance outstanding in the amount of $36.3 million that had a maturity date of September 5, 2019 per the original terms of the BAML Facility. In September 2019, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to December 4, 2019. Advances under the BAML Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.00%, subject to certain exceptions. The Company incurred a non-utilization fee of 12.5 basis points per annum up to May 23, 2019 on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility was utilized. For the three months ended September 30, 2019, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2019, the Company incurred a non-utilization fee of $43 thousand. For the three months ended September 30, 2018, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2018, the Company incurred a non-utilization fee of $17 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The initial maturity date of the CNB Facility is March 11, 2020. In June 2019, the Company amended the CNB Facility to, among other things, (1) add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year, (2) add two additional 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the CNB Facility to March 10, 2022 and (3) decrease the interest rate on advances to a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Previously the interest rate on advances was a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2019, the Company incurred a non-utilization fee of $40 thousand and $117 thousand, respectively. For the three and nine months ended September 30, 2018, the Company incurred a non-utilization fee of $48 thousand and $123 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%. Effective in February 2018, the Company began incurring a non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized. For both the three and nine months ended September 30, 2019, the Company incurred a non-utilization fee of $5 thousand. For the three months ended September 30, 2018, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2018, the Company incurred a non-utilization fee of $7 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

U.S. Bank Facility

The Company and certain of its subsidiaries are party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the three and nine months ended September 30, 2019, the Company incurred a non-utilization fee of $89 thousand and $156 thousand, respectively. For both the three and nine months ended September 30, 2018, the Company did not incur a non-utilization fee. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

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

The initial maturity date of the $32.4 million note is March 5, 2024, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date to March 5, 2025. Advances under the $32.4 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of September 30, 2019, the total outstanding principal balance of the note was $27.9 million.

The maturity date of the $28.3 million note is June 10, 2024. The loan may be prepaid at any time subject to the payment of a prepayment fee, if applicable. Initial advances under the $28.3 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%. If the hotel property that collateralizes the $28.3 million note achieves certain financial performance hurdles, the interest rate on advances will decrease to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of September 30, 2019, the total outstanding principal balance of the note was $28.3 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The initial maturity date of the Secured Term Loan is December 22, 2020, subject to one 12-month extension, which may be exercised at the Company’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three and nine months ended September 30, 2019, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 8.0% and 8.1%, respectively. For the three and nine months ended September 30, 2018, the estimated per annum effective interest rate of the Secured Term Loan was 7.7% and 7.5%, respectively.

6.   COMMITMENTS AND CONTINGENCIES

As of September 30, 2019 and December 31, 2018, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2019	December 31, 2018
Total commitments	$1,775,455	$1,677,615
Less: funded commitments	(1,548,224)	(1,534,743)
Total unfunded commitments	$227,231	$142,872

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of September 30, 2019, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

7.   STOCKHOLDERS’ EQUITY

Common Stock

There were no shares issued in public or private offerings for the three and nine months ended September 30, 2019. See “Equity Incentive Plan” below for shares issued under the plan.

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

The following table details the restricted stock grants awarded as of September 30, 2019:

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

The following tables summarize the (i) non-vested shares of restricted stock and (ii) vesting schedule of shares of restricted stock for the Company’s directors and officers and employees of the Manager as of September 30, 2019:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	Total
Balance at December 31, 2018	22,554	179,456	202,010
Granted	19,665	102,300	121,965
Vested	(20,521)	(60,642)	(81,163)
Forfeited	(4,034)	(7,986)	(12,020)
Balance at September 30, 2019	17,664	213,128	230,792

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	Total
2019	5,332	1,661	6,993
2020	11,498	96,752	108,250
2021	834	69,510	70,344
2022	—	45,205	45,205
2023	—	—	—
Total	17,664	213,128	230,792

8.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018 ($ in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$9,034	$9,957	$27,331	$28,577
Divided by:
Basic weighted average shares of common stock outstanding:	28,634,514	28,542,828	28,598,807	28,521,317
Weighted average non-vested restricted stock	233,089	155,772	238,959	117,656
Diluted weighted average shares of common stock outstanding:	28,867,603	28,698,600	28,837,766	28,638,973
Basic earnings per common share	$0.32	$0.35	$0.96	$1.00
Diluted earnings per common share	$0.31	$0.35	$0.95	$1.00

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

The income tax provision for the Company and the TRSs consisted of the following for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Current	$(76)	$134	$69	$143
Deferred	30	7	48	—
Excise tax	65	95	215	260
Total income tax expense, including excise tax	$19	$236	$332	$403

For the three and nine months ended September 30, 2019, the Company incurred an expense of $65 thousand and $215 thousand, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2018, the Company incurred an expense of $95 thousand and $260 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of September 30, 2019, tax years 2016 through 2019 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of September 30, 2019 and December 31, 2018, the Company did not have any financial and nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.

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

As of December 31, 2018, the Company did not have any nonfinancial assets required to be recorded at fair value on a nonrecurring basis. In addition, as of September 30, 2019 and December 31, 2018, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2019 and December 31, 2018, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2019		December 31, 2018
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,538,393	$1,548,224	$1,524,873	$1,534,743
Financial liabilities:
Secured funding agreements	2	$620,030	$620,030	$777,974	$777,974
Notes payable	2	$55,014	$56,155	$—	$—
Secured term loan	2	$108,940	$110,000	$108,345	$110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	$442,916	$445,600	$270,737	$272,927

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 7 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the three months ended September 30, 2019, no incentive fees were incurred. For the nine months ended September 30, 2019, the Company incurred incentive fees of $674 thousand. For the three months ended September 30, 2018, no incentive fees were incurred. For the nine months ended September 30, 2018, the Company incurred incentive fees of $610 thousand.

The Company reimburses ACREM at cost for operating expenses that ACREM incurs on the Company’s behalf, including expenses relating to legal, financial, accounting, servicing, due diligence and other services, expenses in connection with the origination and financing of the Company’s investments, communications with the Company’s stockholders, information technology systems, software and data services used for the Company, travel, complying with legal and regulatory requirements, taxes, insurance maintained for the benefit of the Company as well as all other expenses actually incurred by ACREM that are reasonably necessary for the performance by ACREM of its duties and functions under the Management Agreement. Ares Management, from time to time, incurs fees, costs and expenses on behalf of more than one investment vehicle. To the extent such fees, costs and expenses are incurred for the account or benefit of more than one fund, each such investment vehicle, including the Company, will typically bear an allocable portion of any such fees, costs and expenses in proportion to the size of its investment in the activity or entity to which such expense relates (subject to the terms of each fund’s governing documents) or in such other manner as Ares Management considers fair and equitable under the circumstances, such as the relative fund size or capital available to be invested by such investment vehicles. Where an investment vehicle’s governing documents do not permit the payment of a particular expense, Ares Management will generally pay such investment vehicle’s allocable portion of such expense. In addition, the Company is responsible for its proportionate share of certain fees and expenses, including due diligence costs, as determined by ACREM and Ares Management, including legal, accounting and financial advisor fees and related costs, incurred in connection with evaluating and consummating investment opportunities, regardless of whether such transactions are ultimately consummated by the parties thereto.

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

The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2019 and 2018 and amounts payable to the Company’s Manager as of September 30, 2019 and December 31, 2018 ($ in thousands):

	Incurred				Payable
	For the three months ended September 30,		For the nine months ended September 30,		As of
	2019	2018	2019	2018	September 30, 2019	December 31, 2018
Affiliate Payments
Management fees	$1,578	$1,571	$4,730	$4,692	$1,578	$1,576
Incentive fees	—	—	674	610	—	540
General and administrative expenses	831	870	2,261	2,624	881	996
Direct costs (1)	19	30	148	172	168	51
Total	$2,428	$2,471	$7,813	$8,098	$2,627	$3,163
______________________________________________________________________________

(1)	For the three and nine months ended September 30, 2019 and 2018, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the total outstanding principal balance for co-investments held by the Company was $57.4 million and $34.0 million, respectively.

Loan Purchases From Affiliate

An affiliate of the Company’s Manager maintains a $200 million real estate debt warehouse investment vehicle (the “Ares Warehouse Vehicle”) that holds Ares Management originated commercial real estate loans, which are made available to purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase loans from the Ares Warehouse Vehicle. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company once the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by the Ares Warehouse Vehicle. Loans purchased by the Company from the Ares Warehouse Vehicle are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors.

In May 2019, the Company purchased a senior mortgage loan from the Ares Warehouse Vehicle with a commitment amount of $40.5 million on an industrial property located in North Carolina. At the May 2019 purchase date, the senior mortgage loan had a total outstanding principal balance of $34.9 million, which is included within loans held for investment in the Company’s consolidated balance sheets.

12.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2019 and 2018 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
July 26, 2019	September 30, 2019	October 15, 2019	$0.33	$9,526
May 1, 2019	June 28, 2019	July 16, 2019	0.33	9,527
February 21, 2019	March 29, 2019	April 16, 2019	0.33	9,520
Total cash dividends declared for the nine months ended September 30, 2019			$0.99	$28,573

July 26, 2018	September 28, 2018	October 16, 2018	$0.29	$8,323
May 1, 2018	June 29, 2018	July 17, 2018	0.28	8,036
March 1, 2018	March 29, 2018	April 17, 2018	0.28	8,008
Total cash dividends declared for the nine months ended September 30, 2018			$0.85	$24,367

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

As of September 30, 2019, the Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of $521.5 million (the “Mortgage Assets”) that were originated by a wholly-owned subsidiary of the Company and approximately $35.5 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2018, the Notes were collateralized by interests in a pool of 11 mortgage assets having a total principal balance of approximately $289.6 million that were originated by a wholly-owned subsidiary of the Company and approximately $51.6 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the reinvestment period ending on March 31, 2021, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of September 30, 2019, the Company’s maximum risk of loss was $111.4 million, which represents the carrying value of its investment in the CLO Securitization.

14.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2019, except as disclosed below.

On October 24, 2019, the Company originated and fully funded a $52.5 million senior mortgage loan on an industrial property located in Florida. The loan has a per annum interest rate of LIBOR plus 4.10% (plus fees) and an initial term of three years.

On October 31, 2019, the Company originated and fully funded a $35.8 million senior mortgage loan on a multifamily property located in Kansas. The loan has a per annum interest rate of LIBOR plus 3.25% (plus fees) and an initial term of three years.

On October 31, 2019, the Company originated a $37.2 million senior mortgage loan on an office property located in California. At closing, the outstanding principal balance was approximately $30.9 million. The loan has a per annum interest rate of LIBOR plus 3.35% (plus fees) and an initial term of three years.

On November 8, 2019, the Company declared a cash dividend of $0.33 per common share for the fourth quarter of 2019. The fourth quarter 2019 dividend is payable on January 15, 2020 to common stockholders of record as of December 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our business and investment strategy;

•	our projected operating results;

•	the return or impact of current and future investments;

•	the timing of cash flows, if any, from our investments;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	defaults by borrowers in paying amounts due on outstanding indebtedness and our ability to collect all amounts due according to the contractual terms of our investments;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	the amount of commercial mortgage loans requiring refinancing;

•	our expected investment capacity and available capital;

•	financing and advance rates for our target investments;

•	our expected leverage;

•	changes in interest rates, credit spreads and the market value of our investments;

•	the impact of the replacement of London Interbank Offered Rate (“LIBOR”) and changes in LIBOR on our operating results;

•	effects of hedging instruments on our target investments;

•	rates of default or decreased recovery rates on our target investments;

•	rates of prepayments on our mortgage loans and the effect on our business of such prepayments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;

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

Developments During the Third Quarter of 2019:

•	ACRE originated a $22.0 million senior mortgage loan on a student housing property located in Florida.

•	ACRE originated a $19.6 million senior mortgage loan on an industrial property located in California.

•	ACRE originated a $34.6 million senior mortgage loan on a multifamily property located in South Carolina.

•	ACRE originated a $42.2 million senior mortgage loan on a mixed-use property located in Texas.

•	ACRE originated a $75.0 million senior mortgage loan on a multifamily property located in Texas.

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

Loans Held for Investment Portfolio

As of September 30, 2019, our portfolio included 47 loans held for investment, excluding 85 loans that were repaid, sold or converted to real estate owned since inception. As of September 30, 2019, the aggregate originated commitment under these loans at closing was approximately $1.8 billion and outstanding principal was $1.5 billion. During the nine months ended September 30, 2019, we funded approximately $419.2 million of outstanding principal, received repayments of $367.0 million of outstanding principal and converted one loan with outstanding principal of $38.6 million to real estate owned. As of September 30, 2019, 92.4% of our loans have LIBOR floors, with a weighted average floor of 1.69%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of September 30, 2019, all loans were paying in accordance with their contractual terms. During the three and nine months ended September 30, 2019, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2019 ($ in thousands):

	As of September 30, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,479,713	$1,488,542	6.5%	1.6
Subordinated debt and preferred equity investments	58,680	59,682	15.0%	2.8
Total loans held for investment portfolio	$1,538,393	$1,548,224	6.9%	1.6
_____________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2019 as weighted by the outstanding principal balance of each loan.

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Total revenue	$19,847	$13,984	$55,679	$40,756
Total expenses	10,794	3,791	28,016	11,776
Income before income taxes	9,053	10,193	27,663	28,980
Income tax expense, including excise tax	19	236	332	403
Net income attributable to common stockholders	$9,034	$9,957	$27,331	$28,577

The following tables set forth select details of our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

Net Interest Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Interest income from loans held for investment	$28,269	$30,362	$86,248	$87,401
Interest expense	(15,124)	(16,378)	(47,539)	(46,645)
Net interest margin	$13,145	$13,984	$38,709	$40,756

For the three months ended September 30, 2019 and 2018, net interest margin was approximately $13.1 million and $14.0 million, respectively. For the three months ended September 30, 2019 and 2018, interest income from loans held for investment of $28.3 million and $30.4 million, respectively, was generated by weighted average earning assets of $1.5 billion and $1.7 billion, respectively, offset by $15.1 million and $16.4 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below and excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), securitization debt and the Secured Term Loan (as defined below) were $1.1 billion for the three months ended September 30, 2019 and $1.3 billion for the three months ended September 30, 2018 (which included one facility which was subsequently paid in full). The decrease in interest income from loans held for investment and interest expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily relates to a decrease in our weighted average earning assets and weighted average borrowings for the three months ended September 30, 2019, which was partially offset by an increase in 30-day LIBOR for the three months ended September 30, 2019.

For the nine months ended September 30, 2019 and 2018, net interest margin was approximately $38.7 million and $40.8 million, respectively. For the nine months ended September 30, 2019 and 2018, interest income from loans held for investment of $86.2 million and $87.4 million, respectively, was generated by weighted average earning assets of $1.6 billion and $1.7 billion, respectively, offset by $47.5 million and $46.6 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable (excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), securitization debt and the Secured Term Loan were $1.2 billion for the nine months ended September 30, 2019 and $1.3 billion for the nine months ended September 30, 2018 (which included one facility which was subsequently paid in full). The decrease in interest income from loans held for investment for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily relates to a decrease in our weighted average earning assets for the nine months ended September 30, 2019, which was partially offset by an increase in 30-day LIBOR for the nine months ended September 30, 2019. The increase in interest expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily relates to an increase in 30-day LIBOR for the nine months ended September 30, 2019.

Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the three and nine months ended September 30, 2019, revenue from real estate owned was $6.7 million and $17.0 million, respectively. Revenues consist of room sales, food and beverage sales and other hotel revenues. See below for discussion of expenses from real estate owned.

Operating Expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Management and incentive fees to affiliate	$1,578	$1,571	$5,405	$5,302
Professional fees	542	498	1,553	1,435
General and administrative expenses	1,005	852	3,153	2,415
General and administrative expenses reimbursed to affiliate	831	870	2,261	2,624
Expenses from real estate owned	6,838	—	15,644	—
Total expenses	$10,794	$3,791	$28,016	$11,776

For the three months ended September 30, 2019 and 2018, we incurred operating expenses of $10.8 million and $3.8 million, respectively. As discussed below, the increase in operating expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily relates to the inclusion of expenses from real estate owned for the three months ended September 30, 2019.

For the nine months ended September 30, 2019 and 2018, we incurred operating expenses of $28.0 million and $11.8 million, respectively. As discussed below, the increase in operating expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily relates to the inclusion of expenses from real estate owned for the nine months ended September 30, 2019.

Related Party Expenses

For the three months ended September 30, 2019, related party expenses included $1.6 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2019. For the three months ended September 30, 2019, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended September 30, 2018, related party expenses included $1.6 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2018. For the three months ended September 30, 2018, related party expenses also included $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management fees, incentive fees and the allocable general and administrative expenses due to our Manager were relatively consistent for both periods.

For the nine months ended September 30, 2019, related party expenses included $5.4 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $4.7 million in management fees and $0.7 million in incentive fees. For the nine months ended September 30, 2019, related party expenses also included $2.3 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2018, related party expenses included $5.3 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $4.7 million in management fees and $0.6 million in incentive fees. For the nine months ended September 30, 2018, related party expenses also included $2.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management and incentive fees due to our Manager were relatively consistent for both periods. The decrease in allocable general and administrative expenses due to our Manager for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily relates to a decrease in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For both the three months ended September 30, 2019 and 2018, professional fees were $0.5 million. For the three months ended September 30, 2019 and 2018, general and administrative expenses were $1.0 million and $0.9 million, respectively. The increase in general and administrative expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily relates to an increase in stock-based compensation expense due to new restricted stock grants awarded after September 30, 2018.

For the nine months ended September 30, 2019 and 2018, professional fees were $1.6 million and $1.4 million, respectively. The increase in professional fees for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily relates to an increase in our use of third-party professionals due to changes in transaction activity year over year. For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $3.2 million and $2.4 million, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily relates to an increase in stock-based compensation expense due to new restricted stock grants awarded after September 30, 2018.

Expenses From Real Estate Owned

For the three and nine months ended September 30, 2019, expenses from real estate owned was comprised of the following ($ in thousands):

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Hotel operating expenses	$6,212	$14,680
Interest expense on note payable	419	516
Depreciation expense	207	448
Expenses from real estate owned	$6,838	$15,644

For the three and nine months ended September 30, 2019, hotel operating expenses were $6.2 million and $14.7 million, respectively. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. For the three and nine months ended September 30, 2019, interest expense on our note payable was $0.4 million and $0.5 million, respectively. For the three and nine months ended September 30, 2019, the weighted average borrowings under the Note Payable on the hotel property was $28.3 million and $11.7 million, respectively. For the three and nine months ended September 30, 2019, depreciation expense was $0.2 million and $0.4 million, respectively.

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

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	For the nine months ended September 30,
	2019	2018
Net income	$27,331	$28,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(2,455)	(289)
Net cash provided by (used in) operating activities	24,876	28,288
Net cash provided by (used in) investing activities	(67,812)	18,642
Net cash provided by (used in) financing activities	37,799	(70,239)
Change in cash, cash equivalents and restricted cash	$(5,137)	$(23,309)

During the nine months ended September 30, 2019 and 2018, cash, cash equivalents and restricted cash decreased by $5.1 million and $23.3 million, respectively.

Operating Activities

For the nine months ended September 30, 2019 and 2018, net cash provided by operating activities totaled $24.9 million and $28.3 million, respectively. For the nine months ended September 30, 2019, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $5.0 million and amortization of deferred financing costs of $5.0 million. For the nine months ended September 30, 2018, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $5.5 million and amortization of deferred financing costs of $4.3 million.

Investing Activities

For the nine months ended September 30, 2019 and 2018, net cash provided by (used in) investing activities totaled $(67.8) million and $18.6 million, respectively. This change in net cash provided by (used in) investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment exceeding the cash received from principal repayment of loans held for investment for the nine months ended September 30, 2019.

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities totaled $37.8 million and primarily related to proceeds from our Secured Funding Agreements of $415.4 million, proceeds from Notes Payable of $56.2 million and proceeds from the issuance of debt of consolidated VIEs of $172.7 million, partially offset by repayments of our Secured Funding Agreements of $573.4 million and dividends paid of $28.0 million. For the nine months ended September 30,

2018, net cash used in financing activities totaled $70.2 million and primarily related to repayments of our Secured Funding Agreements of $511.2 million and dividends paid of $23.8 million, partially offset by proceeds from our Secured Funding Agreements of $465.7 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	September 30, 2019					December 31, 2018
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000	$224,953	LIBOR+1.50 to 2.25%	December 14, 2020	(1)	$500,000	$274,071	LIBOR+1.50 to 2.25%	December 14, 2020	(1)
Citibank Facility	325,000	164,440	LIBOR+1.50 to 2.50%	December 13, 2021	(2)	325,000	184,003	LIBOR+1.50 to 2.50%	December 13, 2021	(2)
BAML Facility	36,280	36,280	LIBOR+2.00%	December 4, 2019	(3)	125,000	36,280	LIBOR+2.00%	May 23, 2019	(3)
CNB Facility	50,000	22,700	LIBOR+2.65%	March 11, 2020	(4)	50,000	—	LIBOR+3.00%	March 10, 2019	(4)
MetLife Facility	180,000	128,612	LIBOR+2.30%	August 12, 2020	(5)	180,000	135,145	LIBOR+2.30%	August 12, 2020	(5)
U.S. Bank Facility	185,989	43,045	LIBOR+1.65 to 2.25%	July 31, 2020	(6)	185,989	148,475	LIBOR+1.75 to 2.25%	July 31, 2020	(6)
Subtotal	$1,277,269	$620,030				$1,365,989	$777,974

Notes Payable	$60,675	$56,155	LIBOR+2.50 to 3.00%	(7)		$—	$—	—	—

Secured Term Loan	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(8)	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(8)

Total	$1,447,944	$786,185				$1,475,989	$887,974
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

(3)
Individual advances on loans under the Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. In May 2019, our borrowing period for new individual loans under the BAML Facility expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of September 30, 2019 represents the outstanding balance under the facility at the time the borrowing period expired, which was permitted to remain outstanding until September 5, 2019, per the original terms of the BAML Facility. In September 2019, we amended the BAML Facility to extend the maturity date for the outstanding balance to December 4, 2019.

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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of September 30, 2019, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 5 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our loans held for investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of September 30, 2019, the carrying amount and outstanding principal of our CLO Securitization was $442.9 million and $445.6 million, respectively. See Note 13 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

Capital Markets

We may periodically raise additional capital through public offerings of debt and equity securities to fund new investments. On July 19, 2019, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective on August 2, 2019, in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.25 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units.

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

RECENT DEVELOPMENTS

On October 24, 2019, we originated and fully funded a $52.5 million senior mortgage loan on an industrial property located in Florida. The loan has a per annum interest rate of LIBOR plus 4.10% (plus fees) and an initial term of three years.

On October 31, 2019, we originated and fully funded a $35.8 million senior mortgage loan on a multifamily property located in Kansas.  The loan has a per annum interest rate of LIBOR plus 3.25% (plus fees) and an initial term of three years.

On October 31, 2019, we originated a $37.2 million senior mortgage loan on an office property located in California. At closing, the outstanding principal balance was approximately $30.9 million.  The loan has a per annum interest rate of LIBOR plus 3.35% (plus fees) and an initial term of three years.

On November 8, 2019, we declared a cash dividend of $0.33 per common share for the fourth quarter of 2019. The fourth quarter 2019 dividend is payable on January 15, 2020 to common stockholders of record as of December 30, 2019.

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

Interest Rate Effect on Net Income
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

The following table estimates the hypothetical increases in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR as of September 30, 2019 and (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of September 30, 2019 ($ in millions):

Change in 30-Day LIBOR	Increase in Net Income
Up 100 basis points	$1.5
Up 50 basis points	$0.1
Down 50 basis points	$2.2
Down 100 basis points	$5.8
Down to 0 basis points	$16.3
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

Prepayment and Securitizations Repayment Risk

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. When we originate our CRE loans, we anticipate that we will generate an expected yield. When borrowers prepay their CRE loans faster than we expect, we may be unable to replace these CRE loans with new CRE loans that will generate yields which are as high as the prepaid CRE loans. If prepayment rates decrease in a rising interest rate environment, borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. This could have a negative impact on our results of operations. In some situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses. Additionally, principal repayment proceeds from mortgage loans in the CLO Securitization are applied sequentially, first used to pay down the senior CLO Securitization notes. We will not receive any proceeds from the repayment of loans in the CLO Securitization until all senior notes are repaid in full.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2019, we were not subject to any material pending legal proceedings.

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

Ares disclosed the following in its quarterly report on Form 10-Q for the quarter ended June 30, 2019:

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

AgriBriefing confirmed that each of the subscriptions commenced prior to the investment in AgriBriefing by the Ares Entities, and that it terminated these subscriptions in July 2019 and does not intend to engage in any further dealings or transactions with these customers.

Based on currently available information, we and the Ares Entities have no reason to believe that any of the five customers are listed on the U.S. Treasury Department Office of Foreign Assets Control list of Specially Designated Nationals or that AgriBriefing has conducted any dealings in violation ITRA.”

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On November 7, 2019, Bryan P. Donohoe was appointed as Chief Executive Officer of the Company, effective December 5, 2019. Mr. Donohoe, 41, was a Managing Director for Commercial Real Estate Debt in the Real Estate Investment Group of AllianceBernstein, a global investment management firm. Prior to joining AllianceBernstein, from 2010 to 2013, Mr. Donohoe was also a senior professional at Ranieri Real Estate Partners. Prior to that, Mr. Donohoe spent approximately 10 years at Deutsche Bank, where he originated, structured and closed first mortgage loans in addition to structuring, pricing and disposing of over $4 billion of B-notes and mezzanine debt. Mr. Donohoe earned a B.A. degree in Political Science from Middlebury College.
Effective December 5, 2019, James A. Henderson will step down from his position as Chief Executive Officer and Chief Investment Officer of the Company. Mr. Henderson’s decision to step down did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Henderson will remain a director on the Company’s board of directors.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (2)
10.1	First Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of July 24, 2019, by and among Ares Commercial Real Estate Corporation, ACRC Lender C LLC and Citibank, N.A.
10.2
Amendment Letter to Bridge Loan Warehousing Credit and Security Agreement, dated as of September 5, 2019, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders, and acknowledged by Ares Commercial Real Estate Corporation, as Guarantor.

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

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	November 8, 2019	By:	/s/ James A. Henderson
James A. Henderson
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)