Form 10-K
period 2019-12-31
Ares Commercial Real Estate Corp
filed 2020-02-20
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2019, based on the closing price on that date of $14.86 on the New York Stock Exchange, was approximately $379,337,480. As of February 18, 2020, there were 33,389,008 shares of the registrant’s common stock outstanding.
Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition, some of the statements in this annual report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our business and investment strategy;

•	our projected operating results;

•	the return or impact of current and future investments;

•	the timing of cash flows, if any, from our investments;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	defaults by borrowers in paying amounts due on outstanding indebtedness and our ability to collect all amounts due according to the contractual terms of our investments;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	the amount of commercial mortgage loans requiring refinancing;

•	the demand for commercial real estate loans;

•	our expected investment capacity and available capital;

•	financing and advance rates for our target investments;

•	our expected leverage;

•	changes in interest rates, credit spreads and the market value of our investments;

•	the impact of changes in London Interbank Offered Rate on our operating results;

•	effects of hedging instruments on our target investments;

•	rates of default or decreased recovery rates on our target investments;

•	rates of prepayments on our mortgage loans and the effect on our business of such prepayments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;

•
the ability of Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”) to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

•	allocation of investment opportunities to us by our Manager;

•	our ability to successfully identify, complete and integrate any acquisitions;

•	our ability to maintain our qualification as a real estate investment trust for United States federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940;

•	our understanding of our competition;

•	general volatility of the securities markets in which we may invest;

•	adverse changes in the real estate, real estate capital and credit markets and the impact of a protracted decline in the liquidity of credit markets on our business;

•	changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

•
authoritative or policy changes from standard-setting bodies such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Internal Revenue Service, the stock exchange where we list our common stock, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business;

•	actions and initiatives of the United States Government or governments outside of the United States, and changes to United States Government policies;

•	the state of the United States, European Union and Asian economies generally or in specific geographic regions;

•	global economic trends and economic recoveries; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and the other information included in this Annual Report.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, registration statements on Form S-3, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1. Business

The following description of the business of Ares Commercial Real Estate Corporation (“ACRE”) should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2019. We refer to ACRE together with our consolidated subsidiaries as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our “Manager” or “ACREM” and the parent company of our Manager, Ares Management Corporation, together with its consolidated subsidiaries, as “Ares Management.”

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

We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering (the “IPO”) in May 2012. We have elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012. We generally will not be subject to United States federal income taxes on our REIT taxable income, as long as we annually distribute to stockholders an amount at least equal to our REIT taxable income prior to the deduction for dividends paid and comply with various other requirements as a REIT. We also operate our business in a manner that is intended to permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Direct Origination

We generally source new investments through our Manager’s national direct origination platform consisting of five offices across the United States as of December 31, 2019.

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

Ares Commercial Real Estate Management LLC and Ares Management Corporation

We are externally managed by our Manager, a subsidiary of Ares Management, pursuant to the terms of the Management Agreement. As of December 31, 2019, Ares Management had over 1,200 employees located in over 20 offices in more than 10 countries. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares Management believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of the greater whole.

Our Manager is responsible for administering our business activities and day-to-day operations and providing us our executive management team, principal investment team and appropriate support personnel. Pursuant to the Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee and expense reimbursements. In addition, under certain circumstances, our Manager will be entitled to receive a termination fee if the Management Agreement is terminated. Our Manager, including our officers and employees of our Manager, may also receive grants of equity-based awards pursuant to our equity incentive plan that was adopted on April 23, 2012 and amended and restated in June 2018 (the “Amended and Restated 2012 Equity Incentive Plan”). For more information on the terms of the Management Agreement, see Note 11 to our consolidated financial statements included in this annual report on Form 10-K.

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

Given current market conditions and our focus on senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the London Interbank Offered Rate (“LIBOR”) curve or another alternative interest index rate commonly used for floating rate loans.

Financing Agreements

We borrow funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility and the U.S. Bank Facility (as individually defined in Note 5 to the consolidated financial statements included in this annual report on Form 10-K, and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). We refer to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” While the borrowers under the Financing Agreements generally are our consolidated subsidiaries, the majority of such debt agreements are guaranteed by us in whole or in part. Generally, we seek to partially offset interest rate risk by matching the interest index of loans held for investment with the interest index of the Secured Funding Agreements used to fund them.

As of December 31, 2019, we had $110.0 million outstanding under our $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). As of December 31, 2019, we had $56.2 million outstanding under three separate non-recourse note agreements with the lenders referred to therein (the “Notes Payable”). As of December 31, 2019, our outstanding balance under the Financing Agreements was $894.7 million.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity And Capital Resources—Summary of Financing Agreements” included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2019.

Securitizations

In addition to Financing Agreements, we may also, to the extent available, securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitized portion of senior loans is reflected as securitization debt in our consolidated balance sheets. As of December 31, 2019, the outstanding balance of our CLO Securitization (as defined below) was $445.6 million.

TAXATION

We have elected and qualified to be taxed as a REIT for United States federal income tax purposes under the Code, commencing with our taxable year ended December 31, 2012. We generally will not be subject to United States federal income taxes on our REIT taxable income if we annually distribute all of our REIT taxable income to stockholders and comply with various other requirements as a REIT.

We formed a wholly-owned subsidiary, ACRC Lender W TRS LLC (“ACRC W TRS”), in December 2013 to issue and hold certain loans intended for sale. We formed another wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the non-investment grade notes and the preferred equity of ACRE Commercial Mortgage 2017-FL3 Ltd. (the “CLO Securitization”), including the portion that generates excess inclusion income. Additionally, we also formed a wholly-owned subsidiary, ACRC WM Tenant LLC (“ACRC WM”), in March 2019 in order to lease from an affiliate the hotel property classified as real estate owned, which was acquired on March 8, 2019. ACRC W TRS, FL3 TRS and ACRC WM filed elections seeking to be taxed as corporations and also filed elections, along with us, to be treated as taxable REIT subsidiaries (“TRS”). A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable United States federal, state, and local income tax on its taxable income. In addition, as a REIT, we may also be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis.

COMPETITION

Our net income depends, in part, on our ability to originate or acquire assets at favorable spreads over our borrowing costs. We operate in a competitive market for the origination and acquisition of attractive investment opportunities. We compete with other public or private REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, fund managers and other entities. In addition, there are numerous REITs with similar asset origination and acquisition objectives and others may be organized in the future. These other REITs may increase competition for the available supply of mortgage assets suitable for purchase and origination. Many of our competitors are significantly larger than we are and may have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the United States Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for originations of, and investments in, assets we target may lead to decreasing yields, which may further limit our ability to generate targeted returns.

In the face of this competition, we have access to our Manager’s and Ares Management’s professionals and their collective industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Risk Factors—Risks Related to Our Investments—We operate in a competitive market for investment opportunities and loan originations and competition may limit our ability to originate or acquire our target investments on attractive terms” included in this annual report on Form 10-K.

STAFFING

We are externally managed by our Manager pursuant to the Management Agreement. Our executive officers also serve as officers of our Manager and certain of its affiliates. For more information on the terms of the Management Agreement, see Note 11 to our consolidated financial statements included in this annual report on Form 10-K.

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

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of our Management Agreement expires on May 1, 2020, and will be automatically renewed for one-year terms thereafter. Furthermore, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

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

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Ares Management include:

Ares Management advisory activities. While our Manager and Ares Management have agreed that for so long as our Manager is managing us, neither Ares Management nor any of its affiliates will sponsor or manage any other United States publicly traded REIT that invests primarily in the same asset classes as us, affiliates of our Manager may manage other investment vehicles (including non-traded or perpetual life REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized in the future. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar investment opportunities. To the extent such existing vehicles or other Ares managed vehicles that may be organized in the future seek to acquire the same target assets as our Company, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager, Ares Management or their affiliates may also give advice to Ares managed investment vehicles that may differ from the advice given to us even though their investment objectives may be the same or similar to ours.

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

Ares warehouse line. Ares Management maintains a $200 million real estate debt warehouse investment vehicle that holds Ares Management originated real estate loans, which are made available to purchase by other investment vehicles, including us and other Ares Management managed investment vehicles. Although our Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by our Manager in good faith to be appropriate for us, it is possible that the interests of Ares Management could be in conflict with ours and the interests of our stockholders. Our opportunity to purchase loans from such vehicle may be on different and potentially less favorable economic terms than other Ares managed vehicles if our Manager deems such purchase as being otherwise in our best interests.

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

Our Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party, and the manner of determining the management fees may not provide sufficient incentive to our Manager to maximize risk-adjusted returns for our portfolio since it is based on our stockholders’ equity per annum and not on our performance.

We rely completely on our Manager to provide us with investment advisory services. Our executive officers also serve as officers of our Manager. Our Management Agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

We will pay our Manager substantial base management fees regardless of the performance of our portfolio. Pursuant to the terms of the Management Agreement, our Manager receives a base management fee that is calculated as 1.5% of our stockholders’ equity per annum, which is calculated and payable quarterly in arrears in cash, subject to certain adjustments. Our Manager’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Further, the management fee structure gives our Manager the incentive to maximize stockholders’ equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward our Manager primarily based on the size of our equity raised and not on our financial returns to stockholders. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

The current term of our Management Agreement expires on May 1, 2020. Thereafter, the Management Agreement automatically renews for one-year terms unless terminated upon 180 days’ written notice prior to the expiration of the then current term in accordance with its terms. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our investment strategy.

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

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is defined in our Management Agreement as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For the years ended December 31, 2019, 2018 and 2017, $1.1 million, $1.2 million and $381 thousand of incentive fees were incurred, respectively. In evaluating investments and other management strategies, the opportunity to earn incentive fees based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

Our Manager is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the United States Government and regulators to increase the rules and regulations governing, and oversight of, the United States financial system. This activity resulted in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect our Manager’s ability to manage our business. Our Manager must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. Our Manager has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), certain aspects of which were amended by the 2018 Economic Growth, Regulatory Relief and Consumer Protection Act. In addition, United States regulatory agencies continue to consider changes to regulations promulgated under the Dodd-Frank Act. Although the full impact of the Dodd-Frank Act on us may not be known for an extended period of time, the Dodd-Frank Act, including the rules implementing its provisions and the interpretation of those rules, may negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

On February 3, 2017, President Trump signed an Executive Order announcing the new Administration’s policy to regulate the United States financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the United States financial system. On June 12, 2017, the United States Department of the Treasury (“Treasury”) published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the United States regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. The Treasury released a fourth report on July 31, 2018 describing recommendations relating to non-bank financial institutions, financial technology and innovation. Subsequent reports are expected to address retail and institutional investment products and vehicles. At this time it is unclear what impact the Executive Order and the Administration’s policy will have on regulations that affect our and our competitors’ businesses.

On December 22, 2017, President Trump signed into law Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the Internal Revenue Service (the “IRS”) to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us or our business in the long-term.

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

United States regulators have elected to implement substantially all of the Basel III standards. As of 2019, financial institutions are required to fully comply with the Basel III standards, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.

In January 2018, United States regulators implemented rules requiring enhanced supplementary leverage ratio standards, which impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the United States. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by United States regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

In January 2016, the Basel Committee published its revised capital requirements for market risk, known as Fundamental Review of the Trading Book or FRTB, which are expected to generally result in higher global capital requirements for banks that could, in turn, reduce liquidity and increase financing and hedging costs. The impact of FRTB will not be known until after any resulting rules are finalized and implemented by the United States federal bank regulatory agencies.

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

Global economic, political and market conditions, including in the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Deterioration in the economic conditions globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, and market volatility and loss of investor confidence driven by political events. The Chinese capital markets have experienced periods of instability over the past several years and, more recently, market uncertainty and volatility have been magnified as a result of the upcoming 2020 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, as well as rising trade tensions between the United States and China and hostilities between the United States and Iran.

Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets affected by a financial crisis.
The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and travel-related health concerns including pandemics and epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide, which could adversely affect our business, financial condition or results of operations. Additionally, these market and economic disruptions cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies, which could negatively impact our business, financial condition and operating results.

The Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws and regulations, as well as anti-boycott regulations, may apply to and restrict our activities. If we were to violate any such laws or regulations, we may face significant legal and monetary penalties. The United States Government has indicated that it is focused on FCPA enforcement, which may increase the risk that we become the subject of such actual or threatened enforcement. As such, a violation of the FCPA or other applicable regulations could have a material adverse effect on us.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR‑indexed, floating‑rate debt securities or the cost of our borrowings.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be discontinued or modified by the end of 2021.

The United States Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large United States financial institutions, is considering replacing United States dollar LIBOR with a new index calculated by short‑term repurchase agreements, backed by Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”). The index that may replace LIBOR in the future is uncertain at this time. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR‑based loans, including our portfolio of LIBOR‑indexed, floating‑rate loans, or the cost of our borrowings. Additionally, the uncertainty around LIBOR may decrease the demand for floating-rate loans, which could adversely impact our business and financial condition. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based loans, including the value of our portfolio of LIBOR‑indexed, floating‑rate loans, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate and certain of our existing mortgage loans to replace LIBOR with the new standard that is established.
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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

RISKS RELATED TO SOURCES OF FINANCING AND HEDGING

We may incur significant debt, which may subject us to increased risk of loss and may reduce cash available for distributions to our stockholders.

We borrow funds under the Financing Agreements and the CLO Securitization. As of December 31, 2019, we had approximately $894.7 million of outstanding borrowings under the Financing Agreements and $445.6 million outstanding under the CLO Securitization. Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

We borrow funds under the Financing Agreements. The documents that govern the Financing Agreements and our securitizations contain, and any additional lending facilities would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities, make other restricted payments, impose asset concentration limits, impact our flexibility to determine our operating policies and investment strategies. For example, certain of the Financing Agreements contain negative covenants that limit, among other things, our ability to repurchase our common stock, distribute more than a certain amount of our net income to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect). Certain of the restrictive covenants that apply to the Financing Agreements are further described in Note 5 to our consolidated financial statements included in this annual report on Form 10-K. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral, including cash to satisfy margin calls, and foreclosure rights upon default. Further, these restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

Monetary policy actions by the United States Federal Reserve could adversely impact our financial condition.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve raised the federal funds rate nine times during the period between December 2015 and December 2018, and has announced its intention to determine what future adjustments are appropriate to the federal funds rate over time. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for CRE loans. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us.

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

We borrow funds under the Financing Agreements. We anticipate that we will also utilize additional bank credit facilities or repurchase agreements (including term loans and revolving facilities) to finance our assets if they become available on acceptable terms. Such financing arrangements would involve the risk that the value of the loans or securities pledged or sold by us to the provider of the bank credit facility or repurchase agreement counterparty may decline in value, in which case the lender may require us to provide additional collateral, including cash to satisfy margin calls, or to repay all or a portion of the funds advanced. With respect to certain facilities, subject to certain conditions, our lenders retain sole discretion over the market value of loans or securities that serve as collateral for the borrowings under such facilities for purposes of determining whether we are required to pay margin to such lenders. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities and repurchase agreement financing may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the United States Government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, continued uncertainty surrounding the referendum by British voters to exit the European Union and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets, including the markets in which we participate. There can be no assurance that these market conditions will not continue or worsen in the future.

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

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a TRS) to offset interest rate losses is limited by United States federal income tax provisions governing REITs;

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

Through its comprehensive new regulatory regime for derivatives, the Dodd-Frank Act currently imposes, or will impose, mandatory clearing, exchange-trading, recordkeeping, reporting, disclosure, margin and other regulatory requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” that are and will be subject to significant new capital, margin, registration, trading, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. Certain of these requirements remain to be clarified through rulemaking or interpretations by the United States Commodity Futures Trading Commission (the “CFTC”), the SEC, the Federal Reserve and other regulators in a regulatory implementation process that has occurred over the past several years and remains to be completed in some areas.

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

As of December 31, 2019 and 2018, our portfolio totaled 50 and 44 loans held for investment, respectively. The number of loans in which we are invested may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

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

•	strength of the United States dollar which may reduce in-bound international travel and encourage out-bound international travel;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate.

Moreover, our ability to sell CRE, including hotel properties, is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any material decrease in market prices may lead to CRE write-downs, with a corresponding expense in our statement of operations. Write-downs on CRE or an inability to sell CRE properties could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, the management and resolution of CRE increases our costs and requires significant commitments of time from our management and directors, which can be detrimental to the performance of their other responsibilities.

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

A number of entities compete with us to make the types of investments that we seek to make and originate the types of loans that we seek to originate. Our profitability depends, in large part, on our ability to originate or acquire our target investments on attractive terms. In originating or acquiring our target investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Ares Management), commercial and investment banks, CRE service providers, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Many of our anticipated competitors are significantly larger than we are and may have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the United States Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

New accounting standards may result in a significant change to our recognition of credit losses.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which goes into effect for us on January 1, 2020. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs from the incurred loss impairment methodology pursuant to GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the CECL model will affect how we determine our allowance for loan losses and will require us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model will create more volatility in the level of our allowance for loan losses. The increase to our level of allowance for loan losses may affect our business, financial condition and results of operations.  The CECL model requires us to recognize a one-time cumulative adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective, which will impact our book value per diluted share of common stock in the first quarter of 2020.
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

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.

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

To the extent we foreclose on properties with respect to which we have extended mortgage loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various United States federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

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

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•	changes in the value of our portfolio;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or REITs generally;

•	uncertainty surrounding the continued strength of the United States economy; and

•	concerns regarding volatility in the United States and global financial markets.

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

As of December 31, 2019 and 2018, we had 28,865,610 and 28,755,665 shares of common stock outstanding, respectively.

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

In order to qualify as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements. We currently intend to satisfy the distribution requirement through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

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

In addition, distributions that we make to our stockholders out of current or accumulated earnings and profits (as determined for United States federal income tax purposes), and not designated by us as capital gain dividends or qualified dividend income, generally will be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as capital gain dividends and generally will be taxable to our stockholders as long-term capital gain to the extent that such distributions do not exceed our actual net capital gain for the taxable year, without regard to the period for which the stockholder that receives such distribution has held its stock. Distributions in excess of our current and accumulated earnings and profits, as determined for United States federal income tax purposes, and not designated by us as capital gain dividends or qualified dividend income, may constitute a return of capital. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock, but not below zero.

Our distributions may exceed our cash flow from our operations and our net income.

We intend to make regular quarterly distributions to holders of our common stock. The regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities. However, there can be no assurance that our net income or cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as from offering proceeds, borrowings and asset sales, to fund portions of our future distributions. Our distributions for the year ended December 31, 2019 exceeded our cash flow from operating activities but our distributions did not exceed our cash flow from operating activities for the years ended December 31, 2018 and 2017. Our distributions for the years ended December 31, 2019 and 2017 exceeded our net income but our distributions did not exceed our net income for the year ended December 31, 2018.

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

We conduct our operations so that neither we nor any of our consolidated subsidiaries are required to register as an investment company under the 1940 Act. In order to maintain our exemption from registration under the 1940 Act, the assets in our portfolio are subject to certain restrictions that meaningfully limit our operations.

In relevant part, Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of United States Government securities and cash items) on an unconsolidated basis, or the “40% test.” The term “investment securities” generally includes all securities except United States Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of “investment company” under Sections 3(c)(1) or 3(c)(7) of the 1940 Act.

We are organized as a holding company that conducts its businesses primarily through wholly-owned and other majority-owned subsidiaries. We conduct our operations in a manner designed so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis consist of “investment securities.” As such, the securities issued by our wholly-owned or other majority-owned subsidiaries that are exempted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through such subsidiaries. In addition, the assets we and our consolidated subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we are not considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned and other majority-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.

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

In addition, we and our consolidated subsidiaries may rely upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that at least 55% of an entity’s assets comprise qualifying real estate assets and that at least 80% of its assets must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. Specifically, we expect each of our consolidated subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in mortgage loans, certain mezzanine loans and B-Notes and other interests in real estate that constitute qualifying real estate assets in accordance with SEC staff guidance, and approximately an additional 25% of its assets in other types of mortgages, securities of REITs and other real estate-related assets such as debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass-through entities of which substantially all of the assets consist of qualifying real estate assets and/or real estate-related assets.

We expect each of our consolidated subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may encounter. No assurance can be given that the SEC will concur with how we classify the assets of our consolidated subsidiaries.

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

Certain of our consolidated subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on the exemption provided by Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the SEC staff could require us to adjust our strategy accordingly.

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

Although we monitor our portfolio periodically and prior to each investment origination or acquisition, there can be no assurance that we will be able to maintain our exemptive status. If the value of securities issued by our consolidated subsidiaries that are exempted from the definition of “investment company” by Sections 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exemption from registration under the 1940 Act, we could, among other things, be required to (a) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

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

UNITED STATES FEDERAL INCOME TAX RISKS

Our failure to remain qualified as a REIT would subject us to United States federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2012. However, we may terminate our REIT election if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders. We may also inadvertently terminate our REIT election, as our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT and believe that we have qualified as a REIT since the year of our initial election. The REIT qualification requirements are extremely complex and interpretation of the United States federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be re-characterized by the IRS such re-characterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the United States federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to maintain our qualification as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to United States federal income tax on our taxable income at the corporate tax rate. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Furthermore, any REIT in which we invest directly or indirectly, including the REIT through which we own our interest in the CLO Securitization, ACRE 2017-FL3 Holder REIT LLC, is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to United States federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT could cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset or income tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of certain statutory relief provisions.

REITs, in certain circumstances, may incur tax liabilities that would reduce the cash available for distribution to our stockholders.

Even if we maintain our status as a REIT, we may be subject to United States federal income taxes and related state and local taxes. For example, net income from the sale of properties that are considered inventory or property held primarily for sale to customers by a REIT in the ordinary course of its trade or business (a “prohibited transaction” under the Code) will be subject to a 100% tax. Also, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the portion of our income that does not meet the income test requirements. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay United States federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file United States federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full United States federal, state, and local corporate-level income taxes. Finally, we may incur an excise tax applicable to REITs if we fail to make sufficient distributions to our stockholders during the course of a taxable year, along with any distributions declared in the fourth quarter of a year and paid in January of the following year. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements as a REIT. We will be subject to United States federal income tax on our undistributed REIT taxable income and net capital gain at corporate rates and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could inhibit our ability to finance our growth and cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid United States federal income taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

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

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for United States federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for United States federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

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

ACRC W TRS, FL3 TRS, ACRC WM and other TRSs that we may form will pay United States federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Our investments in certain debt instruments may cause us to recognize income for United States federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

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

We have entered into repurchase agreements under which we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for United States federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT if our remaining assets do not satisfy the asset tests or if our income does not satisfy the gross income tests.

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

Our qualification as a REIT and exemption from United States federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for United States federal income tax purposes, and also to what extent those securities constitute real estate assets for purposes of the asset tests and produce qualifying income for purposes of the 75% gross income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from United States corporate income tax and the qualification of interests in such securitization as debt for United States federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate level tax.

The taxable mortgage pool, or “TMP,” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Our CLO securitization resulted in the creation of a TMP for federal income tax purposes. Future securitizations by us or our consolidated subsidiaries could result in the creation of additional TMPs for United States federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-United States stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company (“RIC”), common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC or other pass through entity owning our common stock in record name will be subject to tax at the highest United States federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. The manner in which excess inclusion income is calculated is not clear under current law. As required by IRS guidance, we intend to make such determinations based on what we believe to be a reasonable method. However, there can be no assurance that the IRS will not challenge our method of making any such determinations. If the IRS were to disagree with any such determinations made or with the method used by us, the amount of any excess inclusion income required to be taken into account by one or more stockholders, including tax-exempt stockholders, non-United States stockholders and stockholders with net operating losses, could be significantly increased. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for United States federal income tax purposes that could not be included in any consolidated United States federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements as a REIT. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for United States federal income tax purposes. As a result, United States stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, United States stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a United States stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-United States stockholders, we may be required to withhold United States tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to United States stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of United States federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for United States federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to United States federal income tax as unrelated business taxable income under the Code.

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

We acquired legal title to a hotel property located in New York through a deed in lieu of foreclosure. Prior to our acquisition, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned.

Item 3.    Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2019, we were not subject to any material pending legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

COMMON STOCK

Our common stock is listed for trading on the NYSE     under the symbol “ACRE.” On February 14, 2020, the closing price of our common stock, as reported on the NYSE, was $16.88 per share.

HOLDERS

As of February 14, 2020, there were 83 holders of record of our common stock, including Cede & Co, which holds shares as nominee for the Depository Trust Company, which itself holds shares on behalf of the beneficial owners of shares of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

DISTRIBUTION POLICY

We elected to be taxed as a REIT for United States federal income tax purposes and, as such, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. This 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. For the year ended December 31, 2019, we plan to satisfy the REIT distribution requirement in part with dividends paid in 2020. For the year ended December 31, 2018, we elected to satisfy the REIT distribution requirement in part with dividends paid in 2019. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. For the years ended December 31, 2019, 2018 and 2017, we accrued an excise tax of $302 thousand, $362 thousand and $153 thousand, respectively. Excise tax payable is included in the line item “Other liabilities” in the consolidated balance sheets included in this annual report on Form 10-K. Excise tax expense is included in the line item “Income tax expense, including excise tax” in the consolidated statements of operations included in this annual report on Form 10-K.

We cannot assure our stockholders, however, that the current level of distributions will be sustained, as any distributions that we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could materially alter our expectations. Before we make any distributions, whether for United States federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on the Financing Agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Distributions that stockholders receive (not designated as capital gain dividends or qualified dividend income) will be taxed as ordinary income to the extent they are paid from our earnings and profits (as determined for United States federal income tax purposes), but may be eligible for a 20% deduction under section 199A of the Code. However, distributions that we designate as capital gain dividends generally will be taxable as long-term capital gain to our stockholders. Some portion of these distributions may not be subject to tax in the year in which they are received because depreciation expense reduces the amount of taxable income, but does not reduce cash available for distribution. The portion of our stockholders distribution that is not designated as a capital gain dividend and is in excess of our current and accumulated earnings and profits is considered a return of capital for United States federal income tax purposes and will reduce the adjusted tax basis of their investment, but not below zero, deferring such portion of their tax until their investment is sold or our company is liquidated, at which time they will be taxed at capital gain rates (subject to certain exceptions). If such portion of our stockholders distribution exceeds the adjusted tax basis of their investment, such excess will be treated as capital gain if they hold their shares of common stock as a capital asset for United States federal income tax purposes. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Please note that each stockholder’s tax considerations are different, and therefore, our stockholders should consult with their own tax advisors and financial planners prior to making an investment in our shares.

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

_______________________________________________________________________________

SOURCE:	S&P Global Market Intelligence

NOTES:
Assumes $100 invested on December 31, 2014 in ACRE, the S&P 500 Index and the SNL US Finance REIT Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
ACRE	100.00	108.24	141.63	143.88	158.10	209.24
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
SNL US Finance REIT Index	100.00	91.70	112.96	131.80	126.69	152.75

The stock performance graph and the table furnished above shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 23, 2012, we adopted an equity incentive plan. In April 2018, our board of directors authorized, and in June 2018, our stockholders approved, an amended and restated equity incentive plan (the “Amended and Restated 2012 Equity Incentive Plan”). Pursuant to our Amended and Restated 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our directors, our Manager and its personnel and other eligible awardees under the plan, subject to an aggregate limitation of 1,390,000 shares of common stock. As of December 31, 2019, 48% of the shares reserved under our Amended and Restated 2012 Equity Incentive Plan, or a total of 667,295 restricted shares of our common stock, restricted stock units and/or other equity-based awards, had been granted and 52% of the shares reserved, or 722,705 shares remained available for future issuance under our Amended and Restated 2012 Equity Incentive Plan. Aside from our Amended and Restated 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our Amended and Restated 2012 Equity Incentive Plan, see Note 7 to our consolidated financial statements included in this annual report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	722,705
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	722,705
_____________________________________________________________________________

(1)
The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our Amended and Restated 2012 Equity Incentive Plan.

Item 6.    Selected Financial Data

The following selected financial and other data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from our consolidated financial statements and related notes, which have been audited by Ernst & Young LLP, an independent registered public accounting firm whose report thereon is included elsewhere in this annual report on Form 10-K. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except share and per share data)

	For the years ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Net interest margin, excluding non-controlling interests held by third parties	$52,201	$55,282	$46,313	$40,568	$40,936
Revenue from real estate owned	25,058	—	—	—	—
Total expenses	39,753	16,240	14,970	14,426	13,671
Early extinguishment of debt costs	—	—	(768)	—	—
Net income from continuing operations	36,991	38,596	30,432	30,451	36,335
Net income from operations of discontinued operations, net of income taxes	—	—	—	4,221	6,985
Gain on sale of discontinued operations	—	—	—	10,196	—
Net income attributable to common stockholders	$36,991	$38,596	$30,407	$40,336	$34,285
Basic weighted average shares of common stock outstanding	28,609,282	28,529,439	28,478,237	28,461,853	28,501,897
Diluted weighted average shares of common stock outstanding	28,846,641	28,656,660	28,550,945	28,523,306	28,597,568
Basic earnings per common share:
Continuing operations	$1.29	$1.35	$1.07	$0.91	$0.96
Discontinued operations	—	—	—	0.51	0.25
Net income	$1.29	$1.35	$1.07	$1.42	$1.20
Diluted earnings per common share:
Continuing operations	$1.28	$1.35	$1.07	$0.91	$0.95
Discontinued operations	—	—	—	0.51	0.24
Net income	$1.28	$1.35	$1.07	$1.41	$1.20
Dividends declared per share of common stock	$1.32	$1.16	$1.08	$1.04	$1.00
Balance Sheet Data:
Loans held for investment	$1,682,498	$1,524,873	$1,726,283	$1,313,937	$1,174,391
Real estate owned, net	37,901	—	—	—	—
Total assets	1,784,134	1,603,324	1,770,219	1,373,703	1,378,982
Secured funding agreements	728,589	777,974	957,960	780,713	522,775
Notes payable	54,708	—	—	—	—
Secured term loan	109,149	108,345	107,595	149,878	69,762
Total securitizations debt	443,177	270,737	271,211	—	254,343
Total liabilities	1,357,795	1,177,737	1,351,049	944,030	922,494
Total stockholders' equity	426,339	425,587	419,170	419,029	409,471
Total equity	426,339	425,587	419,170	429,673	456,488

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

We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering in May 2012. We have elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2012. We generally will not be subject to United States federal income taxes on our REIT taxable income as long as we annually distribute to stockholders an amount at least equal to our REIT taxable income prior to the deduction for dividends paid and comply with various other requirements as a REIT.

We also operate our business in a manner that is intended to permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).

Below are significant developments during the year ended December 31, 2019 presented by quarter:

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

•
ACRE Commercial Mortgage 2017-FL3 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC (the “Co-Issuer”), both wholly-owned indirect subsidiaries of ACRE, entered into an Amended and Restated Indenture (the “Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the approximately $504.1 million principal balance of secured floating rate notes issued by the Issuer and $52.9 million of preferred equity in the Issuer (the “CLO Securitization”). The Amended Indenture amends and restates, and replaces in its entirety, the indenture for the CLO securitization issued in March 2017, which governed the issuance of approximately $308.8 million principal balance of secured floating rate notes and $32.4 million of preferred equity in the Issuer. After giving effect to the CLO Securitization, ACRE retained (through one of its wholly-owned subsidiaries) approximately $58.5 million of the non-investment grade notes and all of the $52.9 million of preferred equity in the Issuer, which notes and preferred equity were not offered to investors. The secured floating rate notes are collateralized by interests in a pool of 16 mortgage assets having a total principal balance of $515.9 million.

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

Developments During the Third Quarter of 2019:

•	ACRE originated a $22.0 million senior mortgage loan on a student housing property located in Florida.

•	ACRE originated a $19.6 million senior mortgage loan on an industrial property located in California.

•	ACRE originated a $34.6 million senior mortgage loan on a multifamily property located in South Carolina.

•	ACRE originated a $42.2 million senior mortgage loan on a mixed-use property located in Texas.

•	ACRE originated a $75.0 million senior mortgage loan on a multifamily property located in Texas.

Developments During the Fourth Quarter of 2019:

•	ACRE originated a $52.5 million senior mortgage loan on an industrial property located in Florida.

•	ACRE originated a $35.8 million senior mortgage loan on a multifamily property located in Kansas.

•	ACRE originated a $37.2 million senior mortgage loan on an office property located in California.

•	ACRE originated a $56.2 million senior mortgage loan on an office property located in Georgia.

•	ACRE originated a $26.6 million senior mortgage loan on an industrial property located in California.

•	ACRE originated a $41.9 million senior mortgage loan on an office property located in Illinois.

•
ACRE entered into an equity distribution agreement, pursuant to which ACRE may offer and sell, from time to time, shares of ACRE’s common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million (see Note 7 to our consolidated financial statements included in this annual report on Form 10-K for more information).

•
ACRE closed a $23.5 million note financing, which is secured by a $34.6 million senior mortgage loan held by ACRE on a multifamily property located in South Carolina. The initial maturity date of the $23.5 million note is September 5, 2022, subject to two 12-month extensions, each of which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to September 5, 2024. Advances under the $23.5 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.75%.

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

Loans are generally collateralized by real estate and as a result, the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower, are regularly evaluated. We monitor performance of our investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such impairment analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors. As of December 31, 2019 and 2018, all loans were paying in accordance with their contractual terms. There were no impairments during the years ended December 31, 2019, 2018 and 2017.

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

Investment Portfolio

As of December 31, 2019, our portfolio included 50 loans held for investment, excluding 88 loans that were repaid, sold or converted to real estate owned since inception. As of December 31, 2019, the aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion. During the year ended December 31, 2019, we funded approximately $679.2 million of outstanding principal, received repayments of $482.4 million of outstanding principal and converted one loan with outstanding principal of $38.6 million to real estate owned. As of December 31, 2019, 93.0% of our loans have London Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1.76%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of December 31, 2019, all loans were paying in accordance with their contractual terms. During the year ended December 31, 2019, there were no impairments with respect to our loans held for investment.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2019 ($ in thousands):

	As of December 31, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,622,666	$1,632,164	6.5%	1.5
Subordinated debt and preferred equity investments	59,832	60,730	15.1%	2.6
Total loans held for investment portfolio	$1,682,498	$1,692,894	6.8%	1.6
_____________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2019 as weighted by the outstanding principal balance of each loan.

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

RECENT DEVELOPMENTS

On January 16, 2020, we and a consolidated subsidiary of ours entered into a $150.0 million master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”). Pursuant to the Morgan Stanley Facility, we are permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing or self-storage properties. Morgan Stanley may approve the mortgage loans that are subject to the Morgan Stanley Facility in its sole discretion. The initial maturity date of the Morgan Stanley Facility is January 16, 2023, and the facility is subject to two 12- month extensions at our option upon the satisfaction of certain conditions, including the payment of an extension fee. The pricing rate under the Morgan Stanley Facility will accrue at a per annum rate equal to one-month LIBOR plus a spread ranging from 1.75% to 2.25% determined by Morgan Stanley depending upon the mortgage loan sold to Morgan Stanley in the applicable transaction. The Morgan Stanley Facility contains margin call provisions following the occurrence of certain mortgage loan credit events. The Morgan Stanley Facility is partially guaranteed by us for up to a maximum liability of 25% of the then currently outstanding repurchase price for all purchased assets. The agreements governing the Morgan Stanley Facility also contain various customary representations and warranties and provisions regarding events of default, and impose certain customary covenants, including that we are obligated to maintain certain ratios of debt to net worth, fixed charges, liquidity and other financial covenants.

On January 22, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”), by and among us, ACREM and Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters listed therein (collectively, the “Underwriters”). Pursuant to the terms of the Underwriting Agreement, we agreed to sell, and the Underwriters agreed to purchase, subject to the terms and conditions set forth in the Underwriting Agreement, an aggregate of 4,000,000 shares of the Company’s common stock, par value $0.01 per share. In addition, we granted to the Underwriters a 30-day option to purchase up to an additional 600,000 shares. The public offering closed on January 27, 2020 and generated estimated net proceeds of approximately $63.3 million, after deducting estimated transaction expenses. On January 30, 2020, we sold an additional 600,000 shares pursuant to the Underwriters option to purchase additional shares, generating additional estimated net proceeds of approximately $9.5 million.
On January 21, 2020, we purchased a $132.6 million senior mortgage loan on a portfolio of office properties located across multiple states from the $200 million real estate debt warehouse investment vehicle (the “Ares Warehouse Vehicle”). At the purchase date, the outstanding principal balance was approximately $107.1 million. The loan has a per annum interest rate of LIBOR plus 3.65% (plus fees) and an initial term of three years.

On January 28, 2020, we originated and fully funded a $29.6 million senior mortgage loan on a multifamily property located in Texas. The loan has a per annum interest rate of LIBOR plus 3.25% (plus fees) and an initial term of three years.

On January 30, 2020, we originated a $56.5 million senior mortgage loan on an industrial property located in New York. At closing, the outstanding principal balance was approximately $42.5 million. The loan has a per annum interest rate of LIBOR plus 5.00% (plus fees) and an initial term of one year.
On February 10, 2020, we originated a $19.0 million senior mortgage loan on a multifamily property located in Washington. At closing, the outstanding principal balance was approximately $18.6 million. The loan has a per annum interest rate of LIBOR plus 3.00% (plus fees) and an initial term of three years.

On February 20, 2020, we declared a cash dividend of $0.33 per common share for the first quarter of 2020. The first quarter 2020 dividend is payable on April 15, 2020 to common stockholders of record on March 31, 2020.

RESULTS OF OPERATIONS

For the years ended December 31, 2019 and 2018

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2019 and 2018 ($ in thousands).

	For the years ended December 31,
	2019	2018
Total revenue	$77,259	$55,282
Total expenses	39,753	16,240
Income before income taxes	37,506	39,042
Income tax expense, including excise tax	515	446
Net income attributable to common stockholders	$36,991	$38,596

The following tables set forth select details of our consolidated results of operations for the years ended December 31, 2019 and 2018 ($ in thousands):

Net Interest Margin

	For the years ended December 31,
	2019	2018
Interest income from loans held for investment	$114,784	$118,284
Interest expense	(62,583)	(63,002)
Net interest margin	$52,201	$55,282

For the years ended December 31, 2019 and 2018, net interest margin was approximately $52.2 million and $55.3 million, respectively. For the years ended December 31, 2019 and 2018, interest income from loans held for investment of $114.8 million and $118.3 million, respectively, was generated by weighted average earning assets of $1.6 billion and $1.7 billion, respectively, offset by $62.6 million and $63.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below and excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), securitization debt and the Secured Term Loan (as defined below) were $1.2 billion for the year ended December 31, 2019 and $1.3 billion for the year ended December 31, 2018 (which included one facility which was subsequently paid in full). The decrease in interest income from loans held for investment and interest expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily relates to a decrease in our weighted average earning assets and weighted average borrowings for the year ended December 31, 2019, which was partially offset by an increase in 30-day LIBOR for the year ended December 31, 2019.

Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the year ended December 31, 2019, revenue from real estate owned was $25.1 million. Revenues consist of room sales, food and beverage sales and other hotel revenues. See below for discussion of expenses from real estate owned.

Operating Expenses

	For the years ended December 31,
	2019	2018
Management and incentive fees to affiliate	$7,363	$7,418
Professional fees	2,194	1,945
General and administrative expenses	4,188	3,307
General and administrative expenses reimbursed to affiliate	3,026	3,570
Expenses from real estate owned	22,982	—
Total expenses	$39,753	$16,240

For the years ended December 31, 2019 and 2018, we incurred operating expenses of $39.8 million and $16.2 million, respectively. As discussed below, the increase in operating expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily relates to the inclusion of expenses from real estate owned for the year ended December 31, 2019.

Related Party Expenses

For the year ended December 31, 2019, related party expenses included $7.4 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $6.3 million in management fees and $1.1 million in incentive fees. For the year ended December 31, 2019, related party expenses also included $3.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2018, related party expenses included $7.4 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $6.3 million in management fees and $1.2 million in incentive fees. For the year ended December 31, 2018, related party expenses also included $3.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management and incentive fees due to our Manager were relatively consistent for both periods. The decrease in general and administrative expenses due to our Manager for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily relates to a decrease in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For the years ended December 31, 2019 and 2018, professional fees were $2.2 million and $1.9 million, respectively. The increase in professional fees for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily relates to an increase in our use of third party professionals due to changes in transaction activity year over year. For the years ended December 31, 2019 and 2018, general and administrative expenses were $4.2 million and $3.3 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily relates to an increase in stock-based compensation expense due to new restricted stock and restricted stock unit grants awarded after December 31, 2018.

Expenses From Real Estate Owned

For the year ended December 31, 2019, expenses from real estate owned was comprised of the following ($ in thousands):

For the year ended December 31, 2019
Hotel operating expenses	$21,383
Interest expense on note payable	932
Depreciation expense	667
Expenses from real estate owned	$22,982

For the year ended December 31, 2019, hotel operating expenses were $21.4 million. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. For the year ended December 31, 2019, interest expense on our note payable was $0.9 million. For the year ended December 31, 2019, the weighted average borrowings under the Note Payable on the hotel property was $15.9 million. For the year ended December 31, 2019, depreciation expense was $0.7 million.

For the years ended December 31, 2018 and 2017

The comparison of the fiscal years ended December 31, 2018 and 2017 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2018 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Equity Offerings

There were no shares issued in public offerings of our equity securities for the years ended December 31, 2019 and 2018.

See “Recent Developments” included in this annual report on Form 10-K for information regarding an offering of our common stock in January 2020.

Cash Flows

For the years ended December 31, 2019 and 2018

The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2019 and 2018 ($ in thousands).

	For the years ended December 31,
	2019	2018
Net income	$36,991	$38,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(4,539)	622
Net cash provided by (used in) operating activities	32,452	39,218
Net cash provided by (used in) investing activities	(174,426)	157,924
Net cash provided by (used in) financing activities	136,141	(214,396)
Change in cash, cash equivalents and restricted cash	$(5,833)	$(17,254)

During the years ended December 31, 2019 and 2018, cash, cash equivalents and restricted cash decreased by $5.8 million and $17.3 million, respectively.

Operating Activities

For the years ended December 31, 2019 and 2018, net cash provided by operating activities totaled $32.5 million and $39.2 million, respectively. For the year ended December 31, 2019, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $7.0 million, amortization of deferred financing costs of $6.6 million and change in other assets of $6.4 million. For the year ended December 31, 2018, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $6.9 million and amortization of deferred financing costs of $5.7 million.

Investing Activities

For the years ended December 31, 2019 and 2018, net cash provided by (used in) investing activities totaled $(174.4) million and $157.9 million, respectively. This change in net cash provided by (used in) investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment exceeding the cash received from principal repayment of loans held for investment for the year ended December 31, 2019.

Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities totaled $136.1 million and primarily related to proceeds from our Secured Funding Agreements of $793.8 million, proceeds from Notes Payable of $56.2 million and proceeds from the issuance of debt of consolidated VIEs of $172.7 million, partially offset by repayments of our Secured Funding Agreements of $843.2 million and dividends paid of $37.5 million.

For the year ended December 31, 2018, net cash used in financing activities totaled $214.4 million and primarily related to repayments of our Secured Funding Agreements of $822.2 million and dividends paid of $32.1 million, partially offset by proceeds from our Secured Funding Agreements of $642.2 million.

For the years ended December 31, 2018 and 2017

The comparison of the fiscal years ended December 31, 2018 and 2017 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2018 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of December 31,
	2019					2018
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000	$360,354	LIBOR+1.50 to 2.25%	December 14, 2020	(1)	$500,000	$274,071	LIBOR+1.50 to 2.25%	December 14, 2020	(1)
Citibank Facility	325,000	126,603	LIBOR+1.50 to 2.50%	December 13, 2021	(2)	325,000	184,003	LIBOR+1.50 to 2.50%	December 13, 2021	(2)
BAML Facility	36,280	36,280	LIBOR+2.00%	March 3, 2020	(3)	125,000	36,280	LIBOR+2.00%	May 23, 2019	(3)
CNB Facility	50,000	30,500	LIBOR+2.65%	March 11, 2020	(4)	50,000	—	LIBOR+3.00%	March 10, 2019	(4)
MetLife Facility	180,000	131,807	LIBOR+2.30%	August 12, 2020	(5)	180,000	135,145	LIBOR+2.30%	August 12, 2020	(5)
U.S. Bank Facility	185,989	43,045	LIBOR+1.65 to 2.25%	July 31, 2020	(6)	185,989	148,475	LIBOR+1.75 to 2.25%	July 31, 2020	(6)
Subtotal	$1,277,269	$728,589				$1,365,989	$777,974

Notes Payable	$84,155	$56,155	LIBOR+2.50 to 3.75%	(7)		$—	$—	—	—

Secured Term Loan	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(8)	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(8)
Total	$1,471,424	$894,744				$1,475,989	$887,974
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

(3)
Individual advances on loans under the Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. In May 2019, our borrowing period for new individual loans under the BAML Facility expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of December 31, 2019 represents the outstanding balance under the facility at the time the borrowing period expired, which was permitted to remain outstanding until September 5, 2019, per the original terms of the BAML Facility. In September 2019, we amended the BAML Facility to extend the maturity date for the outstanding balance to December 4, 2019. In addition, in December 2019, we amended the BAML Facility to extend the maturity date for the outstanding balance to March 3, 2020.

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

(7)
Certain of our consolidated subsidiaries are party to three separate note agreements (the “Notes Payable”) with the lenders referred to therein, consisting of (1) a $32.4 million note that has an initial maturity date of March 5, 2024, subject to one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid, (2) a $28.3 million note that has a maturity date of June 10, 2024 and (3) a $23.5 million note that has an initial maturity date of September 5, 2022, subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(8)
The maturity date of the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”), is subject to one 12-month extension at our option provided that certain conditions are met.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of December 31, 2019, we were in compliance with all financial covenants of each respective Financing Agreement. See Note 5 to our consolidated financial statements included in this annual report on Form 10-K for more information on our Financing Agreements.

Securitizations

We may seek to enhance the returns on our senior mortgage loan investments through securitizations, if available. To the extent available, we intend to securitize the senior portion of some of our loans, while retaining the subordinate securities in our loans held for investment portfolio. The securitization of this senior portion will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “loans held for investment” in our consolidated balance sheets, depending upon the structure of the securitization. As of December 31, 2019, the carrying amount and outstanding principal of our CLO Securitization was $443.2 million and $445.6 million, respectively. See Note 13 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our CLO Securitization.

Capital Markets

We may periodically raise additional capital through public offerings of debt and equity securities to fund new investments. On July 19, 2019, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective on August 2, 2019, in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.25 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units. See “Recent Developments” included in this annual report on Form 10-K for information regarding an offering of our common stock in January 2020.

On November 22, 2019, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. See Note 7 to our consolidated financial statements included in this annual report on Form 10-K for more information.

Other Sources of Financing

In addition to the sources of liquidity described above, in the future, we may also use other sources of financing to fund the origination or acquisition of our target investments or to refinance expiring Financing Agreements and securitizations, including other credit facilities, warehouse facilities, repurchase facilities, non-convertible or convertible debt, securitized financings and other public and private forms of borrowing. These financings may be issued by us or our consolidated subsidiaries, be collateralized or non-collateralized, accrue interest at either fixed or floating rates and may involve one or more lenders.

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to continue to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our loans held for investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations as of December 31, 2019 are described in the following table ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$360,354	$360,354	$—	$—	$—
Citibank Facility	126,603	—	126,603	—	—
BAML Facility	36,280	36,280	—	—	—
CNB Facility	30,500	30,500	—	—	—
MetLife Facility	131,807	131,807	—	—	—
U.S. Bank Facility	43,045	43,045	—	—	—
Notes Payable	56,155	—	—	56,155	—
Secured Term Loan	110,000	110,000	—	—	—
Future Loan Funding Commitments	216,190	20,847	151,209	44,134	—
Total	$1,110,934	$732,833	$277,812	$100,289	$—

The table above does not include the related interest expense under the Secured Funding Agreements, Notes Payable and the Secured Term Loan, as all our interest is variable. Additionally, the table above does not include extension options, as applicable, under the Secured Funding Agreements, Notes Payable and the Secured Term Loan.

We may enter into certain contracts that may contain a variety of indemnification obligations, principally with underwriters and counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

Management Agreement

We are also required to pay our Manager a base management fee of 1.5% of our stockholders' equity per year, an incentive fee and expense reimbursements pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. See Note 11 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of the fees payable under our Management Agreement.

DIVIDENDS

We elected to be taxed as a REIT for United States federal income tax purposes and, as such, anticipate annually distributing to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

Before we make any distributions, whether for United States federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our Financing Agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Interest Rate Effect on Net Income

     Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally is based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally increase while the yields earned on our leveraged fixed-rate mortgage assets remain static, which could result in a decline in our net interest spread and net interest margin. During a period of declining interest rates, our borrowing costs generally decrease while the yields earned on our leveraged fixed-rate mortgage assets remain static, which could result in an increase in our net interest spread and net interest margin.

The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR as of December 31, 2019 and (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of December 31, 2019 ($ in millions):

Change in 30-Day LIBOR	Increase/(Decrease) in Net Income
Up 100 basis points	$(0.5)
Up 50 basis points	$(1.6)
Down 50 basis points	$3.6
Down 100 basis points	$8.6
Down to 0 basis points	$17.5
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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We understand that Ares intends to disclose in its next annual SEC Report that:

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

Based on currently available information, we and the Ares Entities have no reason to believe that any of the five customers are listed on the United States Treasury Department Office of Foreign Assets Control list of Specially Designated Nationals or that AgriBriefing has conducted any dealings in violation ITRA.”

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

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

3.	Exhibits.

Exhibit Number		Exhibit Description
1.1	*
Equity Distribution Agreement, dated as of November 22, 2019, by and among Ares Commercial Real Estate Corporation, Ares Commercial Real Estate Management LLC, and JMP Securities LLC and Raymond James & Associates, Inc., as Placement Agents.(34)

3.1	*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation.(1)
3.2	*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation.(2)
4.1		Description of Securities.
10.1	*	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC.(3)
10.2	*	Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation.(4)
10.3	*	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC.(3)
10.4	*	Amended and Restated 2012 Equity Incentive Plan.(28)#
10.5	*	Form of Restricted Stock Agreement.(5)#
10.6	*	Form of Restricted Stock Agreement with officers.(28)#
10.7	*	Form of Restricted Stock Unit Award Agreement. (35)#
10.8	*	Form of Indemnification Agreement with directors and certain officers.(3)#
10.9	*	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC.(3)#
10.10	*
Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(6)

10.11	*
General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(6)

10.12	*	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent.(6)
10.13	*
Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(6)

10.14	*	Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(7)
10.15	*	Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(7)
10.16	*	Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer.(8)
10.17	*
Omnibus Amendment To Other Transaction Documents and Reaffirmation of Guaranty, dated as of December 8, 2014, by and among ACRC Lender C LLC, ACRC Lender LLC, Ares Commercial Real Estate Corporation and Citibank, N.A.(8)

Exhibit Number		Exhibit Description
10.18	*
Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(9)

10.19	*
Guaranty Agreement, dated as of May 27, 2015, by Ares Commercial Real Estate Corporation, in favor of Bank of America, N.A., as Administrative Agent and Lender and for the benefit of the other Lenders.(10)

10.20	*	Pledge and Security Agreement, dated as of May 27, 2015, by and between ACRC Lender LLC and Bank of America, N.A., as Administrative Agent and Lender and for the benefit of the other Lenders.(10)
10.21	*
Credit and Guaranty Agreement, dated as of December 9, 2015 by and among Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors, the lenders party thereto, Highbridge Principal Strategies, LLC, as administrative agent and DBD Credit Funding LLC, as collateral agent.(11)

10.22	*
Pledge and Security Agreement, dated as of December 9, 2015 among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC, ACRC Warehouse Holdings LLC and ACRC Lender and DBD Credit Funding LLC, as collateral agent for the lenders.(11)

10.23	*
Negative Pledge Agreement, dated as of December 9, 2015 by Ares Commercial Real Estate Corporation, ACRC KA JV Investor LLC, ACRC Lender LLC, ACRC Champions Investor LLC and ACRE Capital Holdings LLC in favor of DBD Credit Funding LLC, as collateral agent for the lenders.(11)

10.24	*
Amendment No. 3 to Credit Agreement dated as of February 26, 2016, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(12)

10.25	*
First Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(13)

10.26	*
Second Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(14)

10.27	*
Amendment No. 2 to Credit Agreement dated as of July 29, 2016, by and among ACRC Lender LLC, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(13)

10.28	*	Master Repurchase and Securities Contract dated as of August 1, 2016, between ACRC Lender US LLC and U.S. Bank National Association.(13)
10.29	*	Payment Guaranty, dated as of August 1, 2016, by Ares Commercial Real Estate Corporation in favor of U.S. Bank National Association.(13)
10.30	*
Amended and Restated Bridge Loan Warehousing Credit and Security Agreement, dated as of August 8, 2016, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders.(15)

10.31	*	Amendment to Guaranty, dated as of September 22, 2016, by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer.(16)
10.32	*
Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(25)

10.33	*
Reaffirmation and Consent to Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(25)

10.34	*
Amendment No. 5 to Credit Agreement dated as of March 2, 2017, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(17)

10.35	*
Indenture dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(17)

10.36	*	Mortgage Asset Purchase Agreement dated as of March 2, 2017 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.(17)

Exhibit Number		Exhibit Description
10.37	*
Amendment No. 6 to the Credit Agreement dated as of April 19, 2017, by and among, the several banks and other financial institutions and lenders from time to time party hereto, each individually as a lender and, collectively, as the lenders, and City National Bank, as administrative agent to the lenders, and ACRC Lender LLC, as the borrower.(18)

10.38	*
Second Amended and Restated Master Repurchase and Securities Contract dated as of May 1, 2017, by and among, ACRC Lender W LLC, as existing seller, ACRC Lender W TRS LLC, as new seller, and Wells Fargo Bank, National Association, as buyer.(18)

10.39	*	Reaffirmation Agreement dated as of May 1, 2017, by Ares Commercial Real Estate Corporation in favor of Wells Fargo Bank, National Association.(18)
10.40	*
Amendment No. 1 to Amended and Restated Bridge Loan Warehousing Credit and Security Agreement dated as of May 25, 2017, by and among ACRC Lender B LLC, as borrower, the Persons party to the Credit Agreement from time to time as lenders, and Bank of America, N.A., as lender and in its capacity as administrative agent for the Lenders under the Credit Agreement, as administrative agent.(19)

10.41	*
First Amendment to Master Repurchase and Securities Contract dated as of June 23, 2017, by and among ACRC Lender US LLC, as seller, and U.S. Bank National Association, as buyer, and acknowledged and agreed to by Ares Commercial Real Estate Corporation.(20)

10.42	*	First Amendment to Master Repurchase Agreement, dated as of August 4, 2017, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(21)
10.43	*	Reaffirmation of Guarantor, dated as of August 4, 2017, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(21)
10.44	*
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

10.45	*
Amendment No. 2 to Amended and Restated Bridge Loan Warehousing Credit and Security Agreement, dated as of October 2, 2017, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders.(23)

10.46	*
First Amendment to Credit and Guaranty Agreement dated as of December 22, 2017 and is entered into by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors.(24)

10.47	*
Second Amendment to Master Repurchase and Securities Contract, dated as of March 15, 2018, by and between ACRC Lender US LLC, as seller, and U.S. Bank National Association, as buyer, and acknowledged and agreed to by Ares Commercial Real Estate Corporation.(26)

10.48	*
Amendment No. 3 to Bridge Loan Warehousing Credit and Security Agreement, dated as of May 24, 2018, by and among ACRC Lender B LLC, Bank of America, N.A., as Administrative Agent and Lender and the other Lenders.(27)

10.49	*
Amended and Restated Fourth Amendment to Master Repurchase Agreement dated as of December 13, 2018, among ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer.(29)

10.50	*	Second Amended and Restated Substitute Guaranty Agreement, dated as of December 13, 2018, by Ares Commercial Real Estate Corporation in favor of Citibank, N.A.(29)
10.51	*
Amendment Number One to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 14, 2018, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(30)

10.52	*
Amended and Restated Indenture dated as of January 11, 2019 among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as advancing agent and note administrator.(31)

10.53	*	Mortgage Asset Purchase Agreement dated as of January 11, 2019 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.(31)
10.54	*
Amendment No. 7 to the Credit Agreement dated as of June 5, 2019, by and among, ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(32)

Exhibit Number		Exhibit Description
10.55	*
First Amendment to Second Amended Restated Substitute Guaranty Agreement, dated as of July 24, 2019, by and among Ares Commercial Real Estate Corporation, as Guarantor, Citibank, N.A., as Buyer, and ACRC Lender C LLC, as Seller.(33)

10.56	*
Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, dated as of September 5, 2019, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(33)

10.57
Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, dated as of December 4, 2019, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.

21.1		Subsidiaries of Ares Commercial Real Estate Corporation
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

*	Previously filed
#	Denotes a management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S‑8 (File No. 333‑181077), filed on May 1, 2012
(3)	Incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012.
(4)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 17, 2014.
(5)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S‑11/A (File No. 333‑176841), filed on April 12, 2012.
(6)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014.
(7)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on August 18, 2014.
(8)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 12, 2014.
(9)	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8‑K (File No. 001‑35517), filed on July 31, 2014.
(10)	Incorporated by reference to Exhibits 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on June 2, 2015.
(11)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 14, 2015.
(12)	Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(13)	Incorporated by reference to Exhibits 10.4, 10.6, 10.8 and 10.9, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 4, 2016.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on August 11, 2016.
(16)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-35517), filed on November 3, 2016.
(17)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017.
(18)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on May 30, 2017.
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 28, 2017.
(21)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017.
(22)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on November 1, 2017.
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on October 3, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 29, 2017.
(25)	Incorporated by reference to Exhibits 10.42 and 10.43, as applicable, to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2018.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on May 1, 2018.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on May 30, 2018.
(28)	Incorporated by reference to Exhibits 10.1 and 10.3, as applicable, to the Company’s Form S-8 (File No. 333-225891), filed on June 26, 2018.
(29)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2018.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 20, 2018.
(31)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 1, 2019.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 7, 2019.
(33)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on November 8, 2019.
(34)	Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 001-35517), filed on November 22, 2019.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 2, 2020.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Commercial Real Estate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ares Commercial Real Estate Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and our report dated February 20, 2020 expressed an unqualified opinion.

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
February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

February 20, 2020

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$5,256	$11,089
Restricted cash	379	379
Loans held for investment ($515,896 and $289,576 related to consolidated VIEs, respectively)	1,682,498	1,524,873
Real estate owned, net	37,901	—
Other assets ($1,309 and $843 of interest receivable related to consolidated VIEs, respectively; $41,104 and $51,582 of other receivables related to consolidated VIEs, respectively)	58,100	66,983
Total assets	$1,784,134	$1,603,324
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$728,589	$777,974
Notes payable	54,708	—
Secured term loan	109,149	108,345
Collateralized loan obligation securitization debt (consolidated VIE)	443,177	270,737
Due to affiliate	2,761	3,163
Dividends payable	9,546	8,914
Other liabilities ($718 and $541 of interest payable related to consolidated VIEs, respectively)	9,865	8,604
Total liabilities	1,357,795	1,177,737
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2019 and 2018 and 28,865,610 and 28,755,665 shares issued and outstanding at December 31, 2019 and 2018, respectively	283	283
Additional paid-in capital	423,619	421,739
Accumulated earnings	2,437	3,565
Total stockholders’ equity	426,339	425,587
Total liabilities and stockholders’ equity	$1,784,134	$1,603,324

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the years ended December 31,
	2019	2018	2017
Revenue:
Interest income from loans held for investment	$114,784	$118,284	$97,541
Interest expense	(62,583)	(63,002)	(51,193)
Net interest margin	52,201	55,282	46,348
Revenue from real estate owned	25,058	—	—
Total revenue	77,259	55,282	46,348
Expenses:
Management and incentive fees to affiliate	7,363	7,418	6,569
Professional fees	2,194	1,945	1,674
General and administrative expenses	4,188	3,307	2,828
General and administrative expenses reimbursed to affiliate	3,026	3,570	3,899
Expenses from real estate owned	22,982	—	—
Total expenses	39,753	16,240	14,970
Early extinguishment of debt costs	—	—	(768)
Income before income taxes	37,506	39,042	30,610
Income tax expense, including excise tax	515	446	178
Net income attributable to ACRE	36,991	38,596	30,432
Less: Net income attributable to non-controlling interests	—	—	(25)
Net income attributable to common stockholders	$36,991	$38,596	$30,407
Earnings per common share:
Basic earnings per common share	$1.29	$1.35	$1.07
Diluted earnings per common share	$1.28	$1.35	$1.07
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	28,609,282	28,529,439	28,478,237
Diluted weighted average shares of common stock outstanding	28,846,641	28,656,660	28,550,945

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2016	28,482,756	$283	$420,056	$(1,310)	$419,029	$10,644	$429,673
Stock‑based compensation	116,160	—	581	—	581	—	581
Net income	—	—	—	30,407	30,407	25	30,432
Dividends declared	—	—	—	(30,847)	(30,847)	—	(30,847)
Contributions from non-controlling interests	—	—	—	—	—	12	12
Distributions to non-controlling interests	—	—	—	—	—	(10,681)	(10,681)
Balance at December 31, 2017	28,598,916	$283	$420,637	$(1,750)	$419,170	$—	$419,170
Stock-based compensation	156,749	—	1,102	—	1,102	—	1,102
Net income	—	—	—	38,596	38,596	—	38,596
Dividends declared	—	—	—	(33,281)	(33,281)	—	(33,281)
Balance at December 31, 2018	28,755,665	$283	$421,739	$3,565	$425,587	$—	$425,587
Stock-based compensation	109,945	—	1,880	—	1,880	—	1,880
Net income	—	—	—	36,991	36,991	—	36,991
Dividends declared	—	—	—	(38,119)	(38,119)	—	(38,119)
Balance at December 31, 2019	28,865,610	$283	$423,619	$2,437	$426,339	$—	$426,339

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2019	2018	2017
Operating activities:
Net income	$36,991	$38,596	$30,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	6,569	5,720	7,608
Accretion of deferred loan origination fees and costs	(7,013)	(6,949)	(6,578)
Stock-based compensation	1,880	1,102	581
Depreciation of real estate owned	667	—	—
Early extinguishment of debt costs	—	—	768
Changes in operating assets and liabilities:
Other assets	(6,435)	198	(2,530)
Due to affiliate	(402)	535	(71)
Other liabilities	195	16	1,066
Net cash provided by (used in) operating activities	32,452	39,218	31,276
Investing activities:
Issuance of and fundings on loans held for investment	(673,160)	(543,077)	(900,289)
Principal repayment of loans held for investment	492,884	695,183	411,298
Proceeds from sale of mortgage loans held for sale	—	—	73,900
Receipt of origination fees	7,536	5,818	9,323
Purchases of capitalized additions to real estate owned	(1,686)	—	—
Net cash provided by (used in) investing activities	(174,426)	157,924	(405,768)
Financing activities:
Proceeds from secured funding agreements	793,801	642,241	923,882
Repayments of secured funding agreements	(843,186)	(822,227)	(746,635)
Proceeds from notes payable	56,155	—	—
Payment of secured funding costs	(5,731)	(2,322)	(8,405)
Proceeds from issuance of debt of consolidated VIEs	172,673	—	272,927
Repayments of secured term loan	—	—	(45,000)
Dividends paid	(37,487)	(32,088)	(30,531)
Payment of offering costs	(84)	—	—
Contributions from non-controlling interests	—	—	12
Distributions to non-controlling interests	—	—	(10,681)
Net cash provided by (used in) financing activities	136,141	(214,396)	355,569
Change in cash, cash equivalents and restricted cash	(5,833)	(17,254)	(18,923)
Cash, cash equivalents and restricted cash, beginning of period	11,468	28,722	47,645
Cash, cash equivalents and restricted cash, end of period	$5,635	$11,468	$28,722
Supplemental Information:
Interest paid during the period	$54,595	$56,719	$41,891
Income taxes paid during the period	$668	$360	$240
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$9,546	$8,914	$7,722
Other receivables related to consolidated VIEs	$41,104	$51,582	$—

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2019
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

The Company operates as one operating segment and is primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments, including commercial mortgage backed securities. These investments are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, senior-living, self storage, student housing, residential and other commercial real estate properties, or by ownership interests therein.

The Company has elected and qualified to be taxed as a real estate investment trust (“REIT”) for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2012. The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to stockholders and complies with various other requirements as a REIT.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	For the years ended December 31,
	2019	2018	2017
Cash and cash equivalents	$5,256	$11,089	$28,343
Restricted cash	379	379	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$5,635	$11,468	$28,722

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

In addition, the Company evaluates the entire portfolio to determine whether the portfolio has any impairment that requires a valuation allowance on the remainder of the loan portfolio. For the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any impairment charges with respect to its loans held for investment.

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

Real estate assets are evaluated for indicators of impairment on a quarterly basis. Factors that the Company may consider in its impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon the Company’s estimate of a capitalization rate and discount rate.

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

Net Interest Margin and Interest Expense

Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, Notes Payable, securitizations debt and the Secured Term Loan (individually defined in Note 5 included in these consolidated financial statements) in net interest margin. For the years ended December 31, 2019, 2018 and 2017, interest expense is comprised of the following ($ in thousands):

	For the years ended December 31,
	2019	2018	2017
Secured funding agreements	$32,859	$43,039	$29,272
Notes payable (1)	867	—	—
Securitizations debt	19,950	11,434	8,330
Secured term loan	8,907	8,529	13,591
Interest expense	$62,583	$63,002	$51,193
___________________________________________________________________________

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
Income Taxes

The Company has elected and qualified for taxation as a REIT commencing with its taxable year ended December 31, 2012. As a result of the Company’s REIT qualification and its distribution policy, the Company does not generally pay United States federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distributes annually to its stockholders at least 90% of the Company’s REIT taxable income prior to the deduction for dividends paid. To the extent that the Company distributes less than 100% of its REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), the Company will pay tax at regular corporate rates on that undistributed portion. Furthermore, if the Company distributes less than the sum of 1) 85% of its ordinary income for the calendar year, 2) 95% of its capital gain net income for the calendar year, and 3) any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if the Company elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that the Company’s estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in this annual report on Form 10-K.

The Company formed a wholly-owned subsidiary, ACRC Lender W TRS LLC (“ACRC W TRS”), in December 2013 in order to issue and hold certain loans intended for sale. The Company also formed a wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the CLO Securitization (as defined below), including the portion that generates excess inclusion income. Additionally, the Company also formed a wholly-owned subsidiary, ACRC WM Tenant LLC (“ACRC WM”), in March 2019 in order to lease the hotel property classified as real estate owned, which was acquired on March 8, 2019. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary (“TRS”) elections were made with respect to ACRC W TRS, FL3 TRS and ACRC WM. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company’s GAAP consolidated earnings recognized by ACRC W TRS, FL3 TRS and ACRC WM. The income tax provision is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in this annual report on Form 10-K.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2019 and 2018, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. ACRC W TRS, FL3 TRS and ACRC WM recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

For the years ended December 31, 2019, 2018 and 2017, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Stock‑Based Compensation

The Company recognizes the cost of stock‑based compensation, which is included within general and administrative expenses in the Company’s consolidated statements of operations. The fair value of the time vested restricted stock or restricted stock units (“RSUs”) granted is recorded to expense on a straight‑line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to directors and officers and employees of the Manager, the fair value is determined based upon the market price of the stock on the grant date.

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock, RSUs and convertible debt, except when doing so would be anti‑dilutive. See Note 8 included in these consolidated financial statements for the earnings per share calculations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on full commitment balances and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. ASU No. 2016-13 is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Subsequent increases and decreases to estimated expected credit losses will flow through the Company’s consolidated statements of operations. The CECL reserve required under ASU No. 2016-13 is a valuation account that is deducted from the carrying value of loans held for investment on the Company's consolidated balance sheets. Future funding commitments on the Company's loans are also subject to a CECL reserve. The CECL reserve related to future loan fundings is recorded as a component of other liabilities in the Company's consolidated balance sheets and changes in this component of the CECL reserve will flow through the Company’s consolidated statements of operations, similar to the accounting for the CECL reserve on funded amounts.

The Company plans to estimate its CECL reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each such individual loan. Estimating a CECL reserve requires significant judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) capital senior to us when we are the subordinate lender, and (iv) our current and future view of the macroeconomic environment. Upon adoption of ASU No. 2016-13 on January 1, 2020, the Company expects that, based on current expectations of future economic conditions, its allowance for credit losses on loans held for investment, including future loan funding commitments, will be between $4.8 million and $6.7 million or 0.25% and 0.35% of the Company's total loan commitment balance of $1.9 billion as of December 31, 2019. The Company currently does not have any provision for loan losses recorded in its consolidated financial statements.

3.     LOANS HELD FOR INVESTMENT

As of December 31, 2019, the Company’s portfolio included 50 loans held for investment, excluding 88 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion as of December 31, 2019. During the year ended December 31, 2019, the Company funded approximately $679.2 million of outstanding principal, received repayments of $482.4 million of outstanding principal and converted one loan with outstanding principal of $38.6 million to real estate owned as described in more detail in the tables below. As of December 31, 2019, 93.0% of the Company’s loans have London

Interbank Offered Rate (“LIBOR”) floors, with a weighted average floor of 1.76%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of December 31, 2019 and 2018 ($ in thousands):

	As of December 31, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,622,666	$1,632,164	6.5%	1.5
Subordinated debt and preferred equity investments	59,832	60,730	15.1%	2.6
Total loans held for investment portfolio	$1,682,498	$1,692,894	6.8%	1.6

	As of December 31, 2018
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,489,708	$1,498,530	7.0%	1.7
Subordinated debt and preferred equity investments	35,165	36,213	14.9%	4.3
Total loans held for investment portfolio	$1,524,873	$1,534,743	7.1%	1.8
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2019 and 2018 as weighted by the outstanding principal balance of each loan.

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of December 31, 2019 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)	Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Mixed-use	FL	$100.6	$99.9	L+4.25%		7.8%	Feb 2021		I/O
Multifamily	FL	89.7	89.6	L+4.75%		6.8%	Feb 2020	(5)	I/O
Multifamily	TX	75.0	74.7	L+2.85%		5.0%	Oct 2022		I/O
Office	IL	69.2	69.0	L+3.75%		6.1%	Dec 2020		I/O
Hotel	OR/WA	68.1	67.7	L+3.45%		5.9%	May 2021		I/O
Hotel	Diversified	58.9	58.6	L+3.60%		6.2%	Sep 2021		I/O
Office	IL	57.0	56.8	L+3.95%		6.3%	Jun 2021		I/O
Industrial	FL	52.5	52.0	L+6.10%		8.8%	Oct 2022		I/O
Office	NC	49.6	49.0	L+4.25%		8.6%	Mar 2021		I/O
Mixed-use	CA	49.0	48.8	L+4.00%		6.3%	Apr 2021		I/O
Multifamily	FL	45.4	45.3	L+4.75%		6.8%	Feb 2020	(5)	I/O
Multifamily	TX	42.7	42.6	L+3.30%		5.4%	Dec 2020		I/O
Multifamily	FL	42.4	42.1	L+2.60%		5.5%	Jan 2022		I/O
Student Housing	CA	41.7	41.7	L+3.95%		6.3%	Jul 2020		I/O
Student Housing	TX	41.0	40.8	L+4.75%		7.1%	Jan 2021		I/O
Hotel	CA	40.0	39.9	L+4.12%		6.2%	Jan 2021		I/O
Multifamily	IL	39.2	39.0	L+3.50%		6.5%	Nov 2020		I/O
Office	GA	36.9	36.3	L+3.05%		5.8%	Dec 2022		I/O
Multifamily	KS	35.8	35.5	L+3.25%		5.5%	Nov 2022		I/O
Hotel	MI	35.2	35.2	L+4.40%		6.2%	Jul 2020	(6)	I/O
Industrial	NC	34.8	34.6	L+4.05%		6.1%	Mar 2024		I/O
Mixed-use	TX	33.8	33.4	L+3.75%		6.7%	Sep 2022		I/O
Hotel	IL	32.9	32.7	L+4.40%		6.8%	May 2021		I/O
Hotel	MN	31.5	31.3	L+3.55%		6.0%	Aug 2021		I/O
Office	CA	30.9	30.6	L+3.35%		6.0%	Nov 2022		I/O
Multifamily	NY	30.2	30.1	L+3.20%		5.3%	Dec 2020		I/O
Student Housing	NC	30.0	29.8	L+3.15%		5.9%	Feb 2022		I/O
Multifamily	PA	29.3	29.2	L+3.00%		5.9%	Dec 2021		I/O
Multifamily	TX	27.5	27.4	L+3.20%		5.5%	Oct 2020		I/O
Office	IL	27.5	27.2	L+3.80%		6.2%	Jan 2023		I/O
Multifamily	CA	26.8	26.7	L+3.85%		6.1%	Jul 2020		I/O
Student Housing	AL	24.1	24.1	L+4.45%		6.8%	Feb 2020		I/O
Student Housing	TX	24.0	23.9	L+4.10%		6.4%	Jan 2021		I/O
Student Housing	FL	22.0	21.8	L+3.25%		5.9%	Aug 2022		I/O
Industrial	CA	21.0	20.8	L+4.50%		7.4%	Dec 2021		I/O
Self Storage	FL	19.5	19.4	L+3.50%		6.0%	Mar 2022		I/O
Multifamily	FL	19.2	19.1	L+4.00%		6.1%	Nov 2020		I/O
Office	FL	18.4	18.4	L+4.30%		6.6%	Apr 2020		I/O
Office	CA	17.7	17.6	L+3.40%		6.3%	Nov 2021		I/O
Office	NC	13.2	13.0	L+3.51%		6.7%	May 2023		I/O
Office	TX	13.1	12.8	L+4.05%		7.5%	Nov 2021		I/O
Industrial	CA	12.7	12.6	L+3.75%		6.3%	Mar 2023		I/O
Residential	CA	11.6	11.5	13.00%	(7)	22.5%	Feb 2020		I/O
Office	NC	8.6	8.5	L+4.00%		6.7%	Nov 2022		I/O
Multifamily	SC	2.0	1.7	L+6.50%		10.1%	Sep 2022		I/O
Subordinated Debt and Preferred Equity Investments:
Office	NJ	17.0	16.4	12.00%		12.8%	Jan 2026		I/O	(8)
Residential Condominium	NY	14.9	14.8	L+14.00%	(9)	19.1%	May 2021	(9)	I/O
Mixed-use	IL	14.5	14.3	L+12.25%		14.9%	Nov 2021		I/O
Residential Condominium	HI	11.5	11.5	14.00%		14.5%	Mar 2020	(10)	I/O
Office	CA	2.8	2.8	L+8.25%		10.2%	Nov 2021		I/O
Total/Weighted Average		$1,692.9	$1,682.5			6.8%
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

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of December 31, 2019 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2019 as weighted by the outstanding principal balance of each loan.

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

(7)
In November 2019, the Company and the borrowers entered into a modification agreement to, among other things, waive certain performance hurdles associated with the borrowers’ business plan and increase the interest rate from a per annum rate of 12.00% to 13.00% on the senior California loan.

(8)
In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of December 31, 2019. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

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

(10)	In September 2019, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the subordinated Hawaii loan to March 2020.

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

For the years ended December 31, 2019 and 2018, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2017	$1,726,283
Initial funding	510,529
Origination fees and discounts, net of costs	(5,816)
Additional funding	33,693
Amortizing payments	(645)
Loan payoffs	(746,120)
Origination fee accretion	6,949
Balance at December 31, 2018	$1,524,873
Initial funding	493,913
Origination fees and discounts, net of costs	(7,539)
Additional funding	185,281
Amortizing payments	—
Loan payoffs	(482,407)
Loan converted to real estate owned (see Note 4)	(38,636)
Origination fee accretion	7,013
Balance at December 31, 2019	$1,682,498

As of December 31, 2019, all loans were paying in accordance with their contractual terms. No impairment charges have been recognized during the years ended December 31, 2019, 2018 and 2017.

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

The following table summarizes the Company’s real estate owned as of December 31, 2019 ($ in thousands):

December 31, 2019
Land	$10,200
Buildings and improvements	24,281
Furniture, fixtures and equipment	4,087
38,568
Less: Accumulated depreciation	(667)
Real estate owned, net	$37,901

The Company did not have any real estate owned as of December 31, 2018.

As of December 31, 2019, no impairment charges have been recognized for real estate owned.

For the year ended December 31, 2019, the Company incurred depreciation expense of $667 thousand. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

5.     DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility and the U.S. Bank Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of December 31, 2019 and 2018, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of December 31,
	2019			2018
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$360,354	$500,000		$274,071	$500,000
Citibank Facility	126,603	325,000		184,003	325,000
BAML Facility	36,280	36,280	(1)	36,280	125,000
CNB Facility	30,500	50,000	(2)	—	50,000
MetLife Facility	131,807	180,000		135,145	180,000
U.S. Bank Facility	43,045	185,989		148,475	185,989
Notes Payable	56,155	84,155		—	—
Secured Term Loan	110,000	110,000		110,000	110,000
Total	$894,744	$1,471,424		$887,974	$1,475,989
______________________________________________________________________________

(1)
In May 2019, the Company’s borrowing period for new individual loans under the BAML Facility (as defined below) expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of December 31, 2019 represents the outstanding balance under the facility at the time the borrowing period expired, which was permitted to remain outstanding until September 2019, per the original terms of the BAML Facility. In September 2019, the Company amended the BAML Facility to extend the maturity date for the outstanding balance to December 4, 2019. In addition, in December 2019, the Company amended the BAML Facility to extend the maturity date for the outstanding balance to March 3, 2020.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is December 14, 2020, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2023. Since December 14, 2018, advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%. Prior to and including December 13, 2018, advances under the Wells Fargo Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.75% to 2.35%. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the years ended December 31, 2019, 2018 and 2017, the Company incurred a non-utilization fee of $618 thousand, $149 thousand and $362 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Wells Fargo Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2019, the Company was in compliance with all financial covenants of the Wells Fargo Facility.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 13, 2021, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. Since December 13, 2018, advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. Prior to and including December 12, 2018, advances under the Citibank Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 2.25% to 2.50%, subject to certain exceptions. Since December 13, 2018, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. Prior to and including December 12, 2018, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility. For the years ended December 31, 2019, 2018 and 2017, the Company incurred a non-utilization fee of $388 thousand, $143 thousand and $165 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Citibank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2019, the Company was in compliance with all financial covenants of the Citibank Facility.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. The Company was able to request individual loans under the facility up to May 23, 2019 and the term of the borrowing period was not extended. Individual advances under the BAML Facility had a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. As of December 31, 2019, the Company had one individual advance outstanding in the amount of $36.3 million that had a maturity date of September 5, 2019 per the original terms of the BAML Facility. In September 2019, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to December 4, 2019. In addition, in December 2019, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to March 3, 2020. Since October 2, 2017, advances under the BAML Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.00%, subject to certain exceptions. Prior to and including October 1, 2017, advances under the BAML Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread ranging from 2.25% to 2.75% depending upon the type of asset securing such advance. The Company incurred a non-utilization fee of 12.5 basis points per annum up to May 23, 2019 on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility was utilized. For the years ended December 31, 2019, 2018 and 2017, the Company incurred a non-utilization fee of $43 thousand, $21 thousand and $52 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The BAML Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events.  The agreements governing the BAML Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after September 30, 2013, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2019, the Company was in compliance with all financial covenants of the BAML Facility.

CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The initial maturity date of the CNB Facility is March 11, 2020. In June 2019, the Company amended the CNB Facility to, among other things, (1) add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year, (2) add two additional 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the CNB Facility to March 10, 2022 and (3) decrease the interest rate on advances to a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Previously, the interest rate on advances was a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the years ended December 31, 2019, 2018 and 2017, the Company incurred a non-utilization fee of $136 thousand, $166 thousand and $184 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events.  The agreements governing the CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2019, the Company was in compliance with all financial covenants of the CNB Facility.

MetLife Facility

The Company and certain of its subsidiaries are party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. Since August 4, 2017, advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%. Prior to and including August 3, 2017, advances under the MetLife Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.35%. Effective in February 2018, the Company began incurring a non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized. For the years ended December 31, 2019 and 2018, the Company incurred a non-utilization fee of $5 thousand and $7 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The MetLife Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default and (d) limitations on dispositions of assets.  The agreements governing the MetLife Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after August 13, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, and (v) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the MetLife Facility, the Company may be required to repay certain amounts under the MetLife Facility. As of December 31, 2019, the Company was in compliance with all financial covenants of the MetLife Facility.

U.S. Bank Facility

The Company and certain of its subsidiaries are party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the years ended December 31, 2019 and 2017, the Company incurred a non-utilization fee of $246 thousand and $83 thousand, respectively. For the year ended December 31, 2018, the Company did not incur a non-utilization fee. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The U.S. Bank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after September 30, 2013, (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the U.S. Bank Facility, the Company may be required to repay certain amounts under the U.S. Bank Facility and (k) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity). As of December 31, 2019, the Company was in compliance with all financial covenants of the U.S. Bank Facility.

Notes Payable

Certain of the Company’s subsidiaries are party to three separate non-recourse note agreements (collectively, the “Notes Payable”) with the lenders referred to therein, consisting of (1) a $32.4 million note that was closed in May 2019, which is secured by a $40.5 million senior mortgage loan held by the Company on an industrial property located in North Carolina, (2) a $28.3 million note that was closed in June 2019, which is secured by a hotel property located in New York that is recognized as real estate owned in the Company’s consolidated balance sheets and (3) a $23.5 million note that was closed in November 2019, which is secured by a $34.6 million senior mortgage loan held by the Company on a multifamily property located in South Carolina.

The initial maturity date of the $32.4 million note is March 5, 2024, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date to March 5, 2025. Advances under the $32.4 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of December 31, 2019, the total outstanding principal balance of the note was $27.9 million.

The maturity date of the $28.3 million note is June 10, 2024. The loan may be prepaid at any time subject to the payment of a prepayment fee, if applicable. Initial advances under the $28.3 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%. If the hotel property that collateralizes the $28.3 million note achieves certain financial performance hurdles, the interest rate on advances will decrease to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The $28.3 million loan amount may be increased to up to $30.0 million to fund certain construction costs of improvements at the hotel, subject to the satisfaction of certain conditions and the payment of a commitment fee. As of December 31, 2019, the total outstanding principal balance of the note was $28.3 million.

The initial maturity date of the $23.5 million note is September 5, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to September 5, 2024. Advances under the $23.5 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.75%. As of December 31, 2019, there was no outstanding principal balance on the note.

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

The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the years ended December 31, 2019 and 2018, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 8.0% and 7.6%, respectively. For the year ended December 31, 2017, the estimated per annum effective interest rate of the Secured Term Loan was 8.7% prior to and including December 21, 2017 and 7.2% subsequent to December 21, 2017.

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

The Secured Term Loan contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing agreements, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the Secured Term Loan also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2015, plus 80% of the net cash proceeds raised in subsequent equity issuances by the Company, (iii) maintaining an asset coverage ratio greater than 110%, (iv) maintaining an unencumbered asset ratio greater than 120%, (v) limitations on mergers, consolidations, transfers of assets and similar transactions, (vi) maintaining its status as a REIT and (vii) maintaining at least 65% of loans held for investment as senior commercial real estate loans, as measured by the average daily outstanding principal balance of all loans held for investment during a fiscal quarter and as adjusted for non-controlling interests. As of December 31, 2019, the Company was in compliance with all financial covenants of the Secured Term Loan.

Financing Agreements Maturities

At December 31, 2019, approximate principal maturities of the Company’s Financing Agreements are as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	BAML Facility	CNB Facility	MetLife Facility	U.S. Bank Facility	Notes Payable	Secured Term Loan	Total
2020	$360,354	$—	$36,280	$30,500	$131,807	$43,045	$—	$110,000	$711,986
2021	—	126,603	—	—	—	—	—	—	126,603
2022	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	56,155	—	56,155
Thereafter	—	—	—	—	—	—	—	—	—
	$360,354	$126,603	$36,280	$30,500	$131,807	$43,045	$56,155	$110,000	$894,744

6.     COMMITMENTS AND CONTINGENCIES

As of December 31, 2019 and 2018, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of December 31,
	2019	2018
Total commitments	$1,909,084	$1,677,615
Less: funded commitments	(1,692,894)	(1,534,743)
Total unfunded commitments	$216,190	$142,872

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of December 31, 2019, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

7.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the year ended December 31, 2019, the Company did not issue or sell any shares of common stock under the Equity Distribution Agreement.

Common Stock

There were no shares issued in public or private offerings for the years ended December 31, 2019, 2018 and 2017. See “Equity Incentive Plan” below for shares issued under the plan.

Equity Incentive Plan

On April 23, 2012, the Company adopted an equity incentive plan. In April 2018, the Company’s board of directors authorized, and in June 2018, the Company’s stockholders approved, an amended and restated equity incentive plan that increased the total amount of shares of common stock the Company may grant thereunder to 1,390,000 shares (the “Amended and Restated 2012 Equity Incentive Plan”). Pursuant to the Amended and Restated 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, RSUs and/or other equity-based awards to the Company’s outside directors, employees of the Manager, officers, ACREM and other eligible awardees under the plan. Any restricted shares of the Company’s common stock and RSUs will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation, resulting in stock-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or RSUs.

Restricted stock and RSU grants generally vest ratably over a one to four year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock or RSU grant, classified as dividends paid, equal to the per-share dividends received by common stockholders.

The following table details the restricted stock and RSU grants awarded as of December 31, 2019:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	August 31, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
June 24, 2015	July 1, 2015	25,555
April 25, 2016	July 1, 2016	10,000
June 27, 2016	July 1, 2016	24,680
April 25, 2017	April 25, 2018	81,710
June 7, 2017	July 1, 2017	18,224
October 17, 2017	January 2, 2018	7,278
December 15, 2017	January 2, 2018	8,948
May 14, 2018	July 2, 2018	31,766
June 26, 2018	July 1, 2019	67,918
December 14, 2018	March 31, 2019	57,065
March 7, 2019	April 1, 2020	102,300
April 23, 2019	July 1, 2019	19,665
December 20, 2019	March 31, 2020	61,594	(1)
Total		737,087
______________________________________________________________________________

(1)    Represents an RSU grant.

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of December 31, 2019:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2018	22,554	179,456	—	202,010
Granted	19,665	102,300	61,594	183,559
Vested	(25,853)	(62,303)	—	(88,156)
Forfeited	(4,034)	(7,986)	—	(12,020)
Balance at December 31, 2019	12,332	211,467	61,594	285,393

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
2020	11,498	96,752	9,944	118,194
2021	834	69,510	17,222	87,566
2022	—	45,205	17,219	62,424
2023	—	—	17,209	17,209
2024	—	—	—	—
Total	12,332	211,467	61,594	285,393

The following table summarizes the restricted stock and RSU compensation expense included within general and administrative expenses in the Company’s consolidated statements of operations, the total fair value of shares vested and the weighted average grant date fair value of the restricted stock and RSUs granted to the Company’s directors and officers and employees of the Manager for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	For the years ended December 31,
	2019			2018			2017
	Restricted Stock and RSU Grants			Restricted Stock Grants			Restricted Stock Grants
	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total
Compensation expense	$343	$1,537	$1,880	$427	$675	$1,102	$317	$264	$581
Total fair value of shares vested (1)	373	939	1,312	405	449	854	347	—	347
Weighted average grant date fair value	302	2,527	2,829	427	1,759	2,186	338	1,254	1,592
______________________________________________________________________________

(1)    Based on the closing price of the Company’s common stock on the NYSE on each vesting date.

As of December 31, 2019, 2018 and 2017, the total compensation cost related to non-vested awards not yet recognized totaled $3.1 million, $2.3 million and $1.2 million, respectively, and the weighted average period over which the non-vested awards are expected to be recognized is 2.3 years, 2.1 years and 1.9 years, respectively.

8.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the years ended December 31, 2019, 2018 and 2017 ($ in thousands, except share and per share data):

	For the years ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$36,991	$38,596	$30,407
Divided by:
Basic weighted average shares of common stock outstanding:	28,609,282	28,529,439	28,478,237
Weighted average non-vested restricted stock and RSUs	237,359	127,221	72,708
Diluted weighted average shares of common stock outstanding:	28,846,641	28,656,660	28,550,945
Basic earnings per common share	$1.29	$1.35	$1.07
Diluted earnings per common share	$1.28	$1.35	$1.07

9.   INCOME TAX

The Company wholly-owns ACRC Lender W TRS LLC, which is a TRS formed to issue and hold certain loans intended for sale. The Company also wholly-owns ACRC 2017-FL3 TRS LLC, which is a TRS formed to hold a portion of the

CLO Securitization (as defined below), including the portion that generates excess inclusion income. Additionally, the Company wholly-owns ACRC WM Tenant LLC, which is a TRS formed to lease from an affiliate the hotel property classified as real estate owned acquired on March 8, 2019. ACRC WM Tenant LLC engaged a third-party hotel management company to operate the hotel under a management contract.

The income tax provision for the Company and the TRSs consisted of the following for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	For the years ended December 31,
	2019	2018	2017
Current	$114	$84	$25
Deferred	99	—	—
Excise tax	302	362	153
Total income tax expense, including excise tax	$515	$446	$178

For the years ended December 31, 2019, 2018 and 2017, the Company incurred an expense of $302 thousand, $362 thousand and $153 thousand, respectively, for United States federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of December 31, 2019, tax years 2016 through 2019 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of December 31, 2019 and 2018, the Company did not have any financial and nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

The Company is required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. Real estate owned consists of a hotel property that was acquired by the Company on March 8, 2019 through a deed in lieu of foreclosure. See Note 4 included in these consolidated financial statements for more information on real estate owned. Real estate owned is recorded at fair value at acquisition using Level 3 inputs and is evaluated for indicators of impairment on a quarterly basis. Real estate owned is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate owned over the estimated remaining holding period is less than the carrying amount of such real estate owned. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate owned. An impairment charge is recorded equal to the excess of the carrying value of the real estate owned over the fair value. The fair value of the hotel property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of a hotel, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as booking pace, growth rates, occupancy, daily room rates, hotel specific operating costs and future capital expenditures; and (2) projected cash flows from the eventual disposition of the hotel based upon the Company’s estimation of a hotel specific capitalization rate, hotel specific discount rates and comparable selling prices in the market.

As of December 31, 2018, the Company did not have any nonfinancial assets required to be recorded at fair value on a nonrecurring basis. In addition, as of December 31, 2019 and 2018, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2019 and 2018, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2019		2018
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,682,498	$1,692,894	$1,524,873	$1,534,743
Financial liabilities:
Secured funding agreements	2	$728,589	$728,589	$777,974	$777,974
Notes payable	2	54,708	56,155	—	—
Secured term loan	2	109,149	110,000	108,345	110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	443,177	445,600	270,737	272,927

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, restricted stock units or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 7 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the years ended December 31, 2019, 2018 and 2017, the Company incurred incentive fees of $1.1 million, $1.2 million and $381 thousand, respectively.

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

The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2019, 2018 and 2017 and amounts payable to the Company’s Manager as of December 31, 2019 and 2018 ($ in thousands):

	Incurred			Payable
	For the years ended December 31,			As of December 31,
	2019	2018	2017	2019	2018
Affiliate Payments
Management fees	$6,311	$6,268	$6,188	$1,581	$1,576
Incentive fees	1,052	1,150	381	378	540
General and administrative expenses	3,026	3,570	3,899	789	996
Direct costs (1)	192	224	304	13	51
Total	$10,581	$11,212	$10,772	$2,761	$3,163
______________________________________________________________________________

(1)	For the years ended December 31, 2019, 2018 and 2017, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of December 31, 2019 and 2018, the total outstanding principal balance for co-investments held by the Company was $40.9 million and $34.0 million, respectively.

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

12.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2019, 2018 and 2017 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
November 8, 2019	December 30, 2019	January 15, 2020	$0.33	$9,546
July 26, 2019	September 30, 2019	October 15, 2019	0.33	9,526
May 1, 2019	June 28, 2019	July 16, 2019	0.33	9,527
February 21, 2019	March 29, 2019	April 16, 2019	0.33	9,520
Total cash dividends declared for the year ended December 31, 2019			$1.32	$38,119
October 30, 2018	December 28, 2018	January 15, 2019	$0.31	$8,914
July 26, 2018	September 28, 2018	October 16, 2018	0.29	8,323
May 1, 2018	June 29, 2018	July 17, 2018	0.28	8,036
March 1, 2018	March 29, 2018	April 17, 2018	0.28	8,008
Total cash dividends declared for the year ended December 31, 2018			$1.16	$33,281
November 1, 2017	December 29, 2017	January 16, 2018	$0.27	$7,722
August 3, 2017	September 29, 2017	October 16, 2017	0.27	7,717
May 2, 2017	June 30, 2017	July 17, 2017	0.27	7,718
March 7, 2017	March 31, 2017	April 17, 2017	0.27	7,690
Total cash dividends declared for the year ended December 31, 2017			$1.08	$30,847

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

As of December 31, 2019, the Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of $515.9 million (the “Mortgage Assets”) that were originated by a wholly-owned subsidiary of the Company and approximately $41.1 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2018, the Notes were collateralized by interests in a pool of 11 mortgage assets having a total principal balance of approximately $289.6 million that were originated by a wholly-owned subsidiary of the Company and approximately $51.6 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the reinvestment period ending on March 31, 2021, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of December 31, 2019, the Company’s maximum risk of loss was $111.4 million, which represents the carrying value of its investment in the CLO Securitization.

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s quarterly financial results for each quarter for the years ended December 31, 2019 and 2018 ($ in thousands, except per share data):

	For the three month period ended,
	March 31	June 30	September 30	December 31
2019:
Net interest margin	$12,246	$13,318	$13,145	$13,492
Net income attributable to common stockholders	$8,543	$9,755	$9,034	$9,660
Net income per common share-Basic	$0.30	$0.34	$0.32	$0.34
Net income per common share-Diluted	$0.30	$0.34	$0.31	$0.33
2018:
Net interest margin	$13,137	$13,636	$13,984	$14,525
Net income attributable to common stockholders	$9,318	$9,303	$9,957	$10,018
Net income per common share-Basic and Diluted	$0.33	$0.33	$0.35	$0.35

15.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2019, except as disclosed below.

On January 16, 2020, the Company and a consolidated subsidiary of the Company entered into a $150.0 million master repurchase and securities contract agreement (the “Morgan Stanley Facility”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”). Pursuant to the Morgan Stanley Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing or self-storage properties. Morgan Stanley may approve the mortgage loans that are subject to the Morgan Stanley Facility in its sole discretion. The initial maturity date of the Morgan Stanley Facility is January 16, 2023, and the facility is subject to two 12- month extensions at the Company’s option upon the satisfaction of certain conditions, including the payment of an extension fee. The pricing rate under the Morgan Stanley Facility will accrue at a per annum rate equal to one-month LIBOR plus a spread ranging from 1.75% to 2.25% determined by Morgan Stanley depending upon the mortgage loan sold to Morgan Stanley in the applicable transaction. The Morgan Stanley Facility contains margin call provisions following the occurrence of certain mortgage loan credit events. The Morgan Stanley Facility is partially guaranteed by the Company for up to a maximum liability of 25% of the then currently outstanding repurchase price for all purchased assets. The agreements governing the Morgan Stanley Facility also contain various customary representations and warranties and provisions regarding events of default, and impose certain customary covenants, including that the Company is obligated to maintain certain ratios of debt to net worth, fixed charges, liquidity and other financial covenants.

On January 22, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”), by and among the Company, ACREM, and Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters listed therein (collectively, the “Underwriters”). Pursuant to the terms of the Underwriting Agreement, the Company agreed to sell, and the Underwriters agreed to purchase, subject to the terms and conditions set forth in the Underwriting Agreement, an aggregate of 4,000,000 shares of the Company’s common stock, par value $0.01 per share. In addition, the Company granted to the Underwriters a 30-day option to purchase up to an additional 600,000 shares. The public offering closed on January 27, 2020 and generated estimated net proceeds of approximately $63.3 million, after deducting estimated transaction expenses. On January 30, 2020, the Company sold an additional 600,000 shares pursuant to the Underwriters option to purchase additional shares, generating additional estimated net proceeds of approximately $9.5 million.
On January 21, 2020, the Company purchased a $132.6 million senior mortgage loan on a portfolio of office properties located across multiple states from the Ares Warehouse Vehicle. At the purchase date, the outstanding principal balance was approximately $107.1 million. The loan has a per annum interest rate of LIBOR plus 3.65% (plus fees) and an initial term of three years.

On January 28, 2020, the Company originated and fully funded a $29.6 million senior mortgage loan on a multifamily property located in Texas. The loan has a per annum interest rate of LIBOR plus 3.25% (plus fees) and an initial term of three years.

On January 30, 2020, the Company originated a $56.5 million senior mortgage loan on an industrial property located in New York. At closing, the outstanding principal balance was approximately $42.5 million. The loan has a per annum interest rate of LIBOR plus 5.00% (plus fees) and an initial term of one year.

On February 10, 2020, the Company originated a $19.0 million senior mortgage loan on a multifamily property located in Washington. At closing, the outstanding principal balance was approximately $18.6 million. The loan has a per annum interest rate of LIBOR plus 3.00% (plus fees) and an initial term of three years.

On February 20, 2020, the Company declared a cash dividend of $0.33 per common share for the first quarter of 2020. The first quarter 2020 dividend is payable on April 15, 2020 to common stockholders of record as of March 31, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated:	February 20, 2020	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Dated:	February 20, 2020	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 20, 2020	By:	/s/ Bryan Donohoe
Bryan Donohoe Chief Executive Officer (Principal Executive Officer)
Dated:	February 20, 2020	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated:	February 20, 2020	By:	/s/ William S. Benjamin
William S. Benjamin Chairman, Director
Dated:	February 20, 2020	By:	/s/ Rand S. April
Rand S. April Director
Dated:	February 20, 2020	By:	/s/ Michael J Arougheti
Michael J Arougheti Director
Dated:	February 20, 2020	By:	/s/ Caroline E. Blakely
Caroline E. Blakely Director
Dated:	February 20, 2020	By:	/s/ William L. Browning
William L. Browning Director
Dated:	February 20, 2020	By:	/s/ James E. Skinner
James E. Skinner Director
Dated:	February 20, 2020	By:	/s/ Edmond N. Moriarty, III
Edmond N. Moriarty, III Director