Form 10-Q
period 2020-03-31
Ares Commercial Real Estate Corp
filed 2020-05-08
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2020
Common stock, $0.01 par value	33,441,937

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$74,498	$5,256
Restricted cash	379	379
Loans held for investment ($425,817 and $515,896 related to consolidated VIEs, respectively)	1,870,639	1,682,498
Current expected credit loss reserve	(29,143)	—
Loans held for investment, net of current expected credit loss reserve	1,841,496	1,682,498
Real estate owned, net	37,907	37,901
Other assets ($1,010 and $1,309 of interest receivable related to consolidated VIEs, respectively; $131,183 and $41,104 of other receivables related to consolidated VIEs, respectively)	147,075	58,100
Total assets	$2,101,355	$1,784,134
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$990,564	$728,589
Notes payable and secured borrowings	65,047	54,708
Secured term loan	109,378	109,149
Collateralized loan obligation securitization debt (consolidated VIE)	443,558	443,177
Due to affiliate	2,836	2,761
Dividends payable	11,057	9,546
Other liabilities ($691 and $718 of interest payable related to consolidated VIEs, respectively)	12,850	9,865
Total liabilities	1,635,290	1,357,795
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2020 and December 31, 2019 and 33,398,952 and 28,865,610 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	329	283
Additional paid-in capital	496,689	423,619
Accumulated earnings (deficit)	(30,953)	2,437
Total stockholders' equity	466,065	426,339
Total liabilities and stockholders' equity	$2,101,355	$1,784,134

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Revenue:
Interest income from loans held for investment	$31,448	$27,986
Interest expense	(15,534)	(15,740)
Net interest margin	15,914	12,246
Revenue from real estate owned	5,220	1,911
Total revenue	21,134	14,157
Expenses:
Management and incentive fees to affiliate	1,773	1,574
Professional fees	903	478
General and administrative expenses	868	1,120
General and administrative expenses reimbursed to affiliate	1,051	659
Expenses from real estate owned	6,676	1,687
Total expenses	11,271	5,518
Provision for current expected credit losses	27,117	—
Income (loss) before income taxes	(17,254)	8,639
Income tax expense, including excise tax	9	96
Net income (loss) attributable to common stockholders	$(17,263)	$8,543
Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share	$(0.54)	$0.30
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	31,897,952	28,561,827
Diluted weighted average shares of common stock outstanding	31,897,952	28,780,980
Dividends declared per share of common stock	$0.33	$0.33

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	28,755,665	$283	$421,739	$3,565	$425,587
Stock-based compensation	93,405	—	492	—	492
Net income	—	—	—	8,543	8,543
Dividends declared	—	—	—	(9,520)	(9,520)
Balance at March 31, 2019	28,849,070	$283	$422,231	$2,588	$425,102
Stock-based compensation	19,665	—	427	—	427
Net income	—	—	—	9,755	9,755
Dividends declared	—	—	—	(9,527)	(9,527)
Balance at June 30, 2019	28,868,735	$283	$422,658	$2,816	$425,757
Stock-based compensation	(3,125)	—	479	—	479
Net income	—	—	—	9,034	9,034
Dividends declared	—	—	—	(9,526)	(9,526)
Balance at September 30, 2019	28,865,610	$283	$423,137	$2,324	$425,744
Stock-based compensation	—	—	482	—	482
Net income	—	—	—	9,660	9,660
Dividends declared	—	—	—	(9,547)	(9,547)
Balance at December 31, 2019	28,865,610	$283	$423,619	$2,437	$426,339
Sale of common stock	4,600,000	46	73,186	—	73,232
Offering costs	—	—	(341)	—	(341)
Stock-based compensation	(66,658)	—	225	—	225
Net loss	—	—	—	(17,263)	(17,263)
Dividends declared	—	—	—	(11,076)	(11,076)
Impact of adoption of CECL (Note 2)	—	—	—	(5,051)	(5,051)
Balance at March 31, 2020	33,398,952	$329	$496,689	$(30,953)	$466,065

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$(17,263)	$8,543
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,622	1,665
Accretion of deferred loan origination fees and costs	(1,967)	(1,266)
Stock-based compensation	225	492
Depreciation of real estate owned	221	54
Provision for current expected credit losses	27,117	—
Changes in operating assets and liabilities:
Other assets	(1,343)	(1,694)
Due to affiliate	75	(904)
Other liabilities	(420)	(101)
Net cash provided by (used in) operating activities	8,267	6,789
Investing activities:
Issuance of and fundings on loans held for investment	(294,733)	(120,305)
Principal repayment of loans held for investment	17,471	109,894
Receipt of origination fees	3,538	1,426
Purchases of capitalized additions to real estate owned	(227)	—
Net cash provided by (used in) investing activities	(273,951)	(8,985)
Financing activities:
Proceeds from secured funding agreements	355,083	107,019
Repayments of secured funding agreements	(93,108)	(263,444)
Proceeds from notes payable and secured borrowings	10,555	—
Payment of secured funding costs	(1,005)	(3,413)
Proceeds from issuance of debt of consolidated VIEs	—	172,673
Dividends paid	(9,565)	(8,914)
Proceeds from sale of common stock	73,232	—
Payment of offering costs	(266)	—
Net cash provided by (used in) financing activities	334,926	3,921
Change in cash, cash equivalents and restricted cash	69,242	1,725
Cash, cash equivalents and restricted cash, beginning of period	5,635	11,468
Cash, cash equivalents and restricted cash, end of period	$74,877	$13,193

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2020
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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

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

Interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2020.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. As of the filing date of this Quarterly Report, there is an outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency, and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which the Company and its borrowers operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter, which could adversely affect the Company’s business, financial condition and results of operations. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020, however, uncertainty over the ultimate impact the COVID-19 pandemic will have on the global economy and the Company’s business, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Actual results could differ from those estimates.

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

The Company performs an ongoing reassessment of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding its involvement with a VIE cause the Company’s consolidation conclusion regarding the VIE to change. See Note 14 included in these consolidated financial statements for further discussion of the Company’s VIEs.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of March 31,
	2020	2019
Cash and cash equivalents	$74,498	$12,814
Restricted cash	379	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$74,877	$13,193

Loans Held for Investment

The Company originates CRE debt and related instruments generally to be held for investment. Loans that are held for investment are carried at cost, net of unamortized loan fees and origination costs (the “carrying value”). Loans are generally collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its loans held for investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

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

Loan balances that are deemed to be uncollectible are written off as a realized loss and are deducted from the current expected credit loss reserve. The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment.

Current Expected Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). ASU No. 2016-13 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. ASU No. 2016-13 was adopted by the Company on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020. Subsequent period increases and decreases to expected credit losses will impact earnings and are recorded within provision for current expected credit losses in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held for investment in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company's consolidated balance sheets. See Note 4 included in these consolidated financial statements for CECL related disclosures.

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

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense, except as noted below, in the Company’s consolidated statements of operations while the unamortized balance on (i) Secured Funding Agreements (each individually defined in Note 6 included in these consolidated financial statements) is included within other assets and (ii) Notes Payable and Secured Borrowings and the Secured Term Loan (both defined in Note 6 included in these consolidated financial statements) and debt securitizations are each included as a reduction to the carrying amount of the liability, in the Company’s consolidated balance sheets. Amortization of debt issuance costs for the note payable on the hotel property that is recognized as real estate owned in the Company’s consolidated balance sheets (see Note 6 included in these consolidated financial statements for additional information on the note payable) is included within expenses from real estate owned in the Company’s consolidated statements of operations.

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

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, Notes Payable and Secured Borrowings, securitizations debt and the Secured Term Loan (individually defined in Note 6 included in these consolidated financial statements) in net interest margin. For the three months ended March 31, 2020 and 2019, interest expense is comprised of the following ($ in thousands):

	For the three months ended March 31,
	2020	2019
Secured funding agreements	$8,847	$8,457
Notes payable and secured borrowings (1)	365	—
Securitizations debt	4,257	5,027
Secured term loan	2,065	2,256
Interest expense	$15,534	$15,740
_______________________________________________________________________________

(1)
Excludes interest expense on the $28.3 million note payable, which is secured by a hotel property that is recognized as real estate owned in the Company’s consolidated balance sheets (see Note 6 included in these consolidated financial statements for additional information on the note payable). Interest expense on the $28.3 million note payable is included within expenses from real estate owned in the Company’s consolidated statements of operations.

Comprehensive Income
For the three months ended March 31, 2020 and 2019, comprehensive income (loss) equaled net income (loss); therefore, a separate consolidated statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

3.   LOANS HELD FOR INVESTMENT

As of March 31, 2020, the Company’s portfolio included 53 loans held for investment, excluding 92 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $2.2 billion and outstanding principal was $1.9 billion as of March 31, 2020. During the three months ended March 31, 2020, the Company funded approximately $297.3 million of outstanding principal and received repayments of $107.1 million of outstanding principal as described in more detail in the tables below. As of March 31, 2020, 93.7% of the Company’s loans have LIBOR floors, with a weighted average floor of 1.77%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2020 and December 31, 2019 ($ in thousands):

	As of March 31, 2020
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,783,789	$1,795,079	5.9%	(2)	6.2%	(3)	1.5
Subordinated debt and preferred equity investments	86,850	88,008	13.5%	(2)	13.5%	(3)	2.5
Total loans held for investment portfolio	$1,870,639	$1,883,087	6.2%	(2)	6.6%	(3)	1.6

	As of December 31, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,622,666	$1,632,164	6.5%	1.5
Subordinated debt and preferred equity investments	59,832	60,730	15.1%	2.6
Total loans held for investment portfolio	$1,682,498	$1,692,894	6.8%	1.6
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2020 and December 31, 2019 as weighted by the outstanding principal balance of each loan.

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of March 31, 2020 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2020).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of March 31, 2020 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	Diversified	$107.5	$106.9	L+3.65%		5.7%		Jan 2023		I/O
Mixed-use	FL	100.6	100.0	L+4.25%		7.8%		Feb 2021		I/O
Multifamily	FL	89.7	89.7	L+4.75%		5.7%		May 2020	(5)	I/O
Multifamily	TX	75.0	74.7	L+2.85%		5.0%		Oct 2022		I/O
Office	IL	69.5	69.3	L+3.75%		5.6%		Dec 2020		I/O
Hotel	OR/WA	68.1	67.8	L+3.45%		4.6%	(6)	May 2021		I/O
Hotel	Diversified	60.3	60.0	L+3.60%		6.2%		Sep 2021		I/O
Office	IL	57.2	57.0	L+3.95%		6.3%		Jun 2021		I/O
Office	NC	53.9	53.4	L+4.25%		8.5%		Mar 2021		I/O
Industrial	FL	52.5	52.0	L+6.10%		8.8%		Oct 2022		I/O
Mixed-use	CA	49.0	48.8	L+4.00%		6.3%		Apr 2021		I/O
Multifamily	FL	45.4	45.4	L+4.75%		5.7%		May 2020	(5)	I/O
Industrial	NY	43.8	43.4	L+5.00%		8.3%		Feb 2021		I/O
Multifamily	FL	42.8	42.5	L+2.60%		5.5%		Jan 2022		I/O
Student Housing	CA	41.7	41.7	L+3.95%		5.7%		Jul 2020		I/O
Multifamily	NJ	41.0	40.7	L+3.05%		4.9%		Mar 2022		I/O
Student Housing	TX	41.0	40.9	L+4.75%		6.3%		Jan 2021		I/O
Hotel	CA	40.0	39.9	L+4.12%		5.9%		Jan 2021		I/O
Multifamily	IL	39.4	39.3	L+3.50%		6.5%		Nov 2020		I/O
Office	GA	37.2	36.7	L+3.05%		5.8%		Dec 2022		I/O
Multifamily	KS	35.8	35.5	L+3.25%		5.5%		Nov 2022		I/O
Hotel	MI	35.2	35.2	L+4.40%		—%	(7)	Jul 2020		I/O
Industrial	NC	34.8	34.6	L+4.05%		5.9%		Mar 2024		I/O
Mixed-use	TX	34.3	34.0	L+3.75%		6.7%		Sep 2022		I/O
Hotel	IL	32.9	32.7	L+4.40%		—%	(7)	May 2021		I/O
Hotel	MN	31.5	31.4	L+3.55%		6.0%		Aug 2021		I/O
Office	CA	30.9	30.6	L+3.35%		6.0%		Nov 2022		I/O
Multifamily	NY	30.1	30.1	L+3.20%		4.9%		Dec 2020		I/O
Student Housing	NC	30.0	29.9	L+3.15%		5.9%		Feb 2022		I/O
Multifamily	TX	29.6	29.3	L+3.25%		5.5%		Feb 2023		I/O
Multifamily	PA	29.3	29.2	L+3.00%		5.9%		Dec 2021		I/O
Office	IL	27.5	27.2	L+3.80%		6.2%		Jan 2023		I/O
Multifamily	TX	27.5	27.5	L+3.20%		4.9%		Oct 2020		I/O
Student Housing	TX	24.6	24.3	L+3.45%		5.5%		Feb 2023		I/O
Student Housing	AL	24.1	23.6	L+4.45%		—%	(7)	Aug 2020	(8)	I/O
Student Housing	FL	22.0	21.8	L+3.25%		5.9%		Aug 2022		I/O
Industrial	CA	21.1	20.9	L+4.50%		7.4%		Dec 2021		I/O
Mixed-use	CA	19.7	19.3	L+4.10%		6.4%		Mar 2023		I/O
Self Storage	FL	19.5	19.4	L+3.50%		6.0%		Mar 2022		I/O
Multifamily	WA	18.6	18.4	L+3.00%		5.1%		Mar 2023		I/O
Office	CA	17.8	17.7	L+3.40%		6.3%		Nov 2021		I/O
Office	TX	13.5	13.3	L+4.05%		7.7%		Nov 2021		I/O
Office	NC	13.3	12.6	L+3.53%		7.7%		May 2023		I/O
Industrial	CA	13.0	12.8	L+3.75%		6.3%		Mar 2023		I/O
Residential	CA	12.2	12.2	13.00%		14.4%		Aug 2020	(9)	I/O
Office	NC	8.6	8.5	L+4.00%		6.7%		Nov 2022		I/O
Multifamily	SC	2.1	1.7	L+6.50%		10.2%		Sep 2022		I/O
Subordinated Debt and Preferred Equity Investments:
Office	IL	26.2	25.8	L+8.00%		10.2%		Mar 2023		I/O
Office	NJ	17.0	16.4	12.00%		12.8%		Jan 2026		I/O	(10)
Residential Condominium	NY	15.5	15.4	L+14.00%	(11)	19.1%		May 2021	(11)	I/O
Mixed-use	IL	14.9	14.8	L+12.25%		14.6%		Nov 2021		I/O
Residential Condominium	HI	11.5	11.5	14.00%		14.5%		Oct 2020	(12)	I/O
Office	CA	2.9	2.9	L+8.25%		9.7%		Nov 2021		I/O
Total/Weighted Average		$1,883.1	$1,870.6			6.2%

_________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs. For the loans held for investment that represent co-investments with other investment vehicles managed by Ares Management (see Note 12 included in these consolidated financial statements for additional information on co-investments), only the portion of Carrying Amount and Outstanding Principal held by the Company is reflected.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of March 31, 2020 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2020 as weighted by the outstanding principal balance of each loan.

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

(4)	I/O = interest only, P/I = principal and interest.

(5)	In March 2020, the Company and the borrower entered into an extension agreement, which extended the maturity date on the senior Florida loan to May 2020.

(6)
At origination, the Oregon/Washington loan was structured as both a senior and mezzanine loan with the Company holding both positions. The mezzanine position of this loan, which had an outstanding principal balance of $13.1 million as of March 31, 2020, was on non-accrual status as of March 31, 2020 and therefore, the Unleveraged Effective Yield presented is for the senior position only as the mezzanine position is non-interest accruing.

(7)	Loan was on non-accrual status as of March 31, 2020 and therefore, there is no Unleveraged Effective Yield as the loan is non-interest accruing.

(8)	In February 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Alabama loan to August 2020.

(9)	In February 2020, the Company and the borrowers entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to August 2020.

(10)
In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of March 31, 2020. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(11)
The subordinated New York loan includes a $2.1 million loan to the borrower, for which such amount accrues interest at a per annum rate of 20.00% and has an initial maturity date of April 2020. The remaining outstanding principal balance of the subordinated New York loan accrues interest at L + 14.00% and has an initial maturity date of May 2021.

(12)	In March 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the subordinated Hawaii loan to October 2020.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers and sponsors regarding the potential impacts of the COVID-19 pandemic on the Company’s loans. Some of the Company’s borrowers, in particular, borrowers with properties exposed to the hospitality, student housing and retail industries, have indicated that due to the impact of the COVID-19 pandemic, they may be unable to timely execute their business plans, are experiencing cash flow pressure, have had to temporarily close their businesses or have experienced other negative business consequences. Certain borrowers have requested temporary interest deferral or forbearance or other modifications of their loans. Based on these discussions with borrowers, the Company has made certain loan modifications subsequent to the three months ended March 31, 2020. These modifications could include deferrals or capitalization of interest, amendments in extension, future funding or performance tests, extension of the maturity date, repurposing of reserves or covenant waivers on loans secured by properties directly or indirectly impacted by the COVID-19 pandemic.

For the three months ended March 31, 2020, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2019	$1,682,498
Initial funding	284,562
Origination fees and discounts, net of costs	(3,538)
Additional funding	12,700
Amortizing payments	(482)
Loan payoffs	(107,068)
Origination fee accretion	1,967
Balance at March 31, 2020	$1,870,639

As of March 31, 2020, all loans were paying in accordance with their contractual terms. However, the Company placed four loans on non-accrual status due to the impact of the COVID-19 pandemic. As of March 31, 2020, the carrying value of loans held for investment on non-accrual status was $104.6 million.

4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Estimating the CECL Reserve requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) capital senior to the Company when the Company is the subordinate lender, (iv) certain risk drivers of loans, including change in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type, geographic location and (v) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued from 1998 through March 31, 2018, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that forecasts a recession over the next several quarters due to the uncertainty of the short and long-term economic implications of the COVID-19 pandemic and its financial impact on the Company. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses has increased from January 1, 2020 to March 31, 2020 due to the likelihood of a recession caused by the impact of the COVID-19 pandemic, which was not known as of January 1, 2020 and thus, did not have an impact on the Company’s current expected credit loss reserve as of January 1, 2020. The CECL Reserve takes into consideration the macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment.

As of March 31, 2020, the Company’s CECL Reserve for its loans held for investment portfolio is $32.2 million or 149 basis points of the Company’s total loan commitment balance of $2.2 billion and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held for investment of $29.1 million and a liability for unfunded commitments of $3.0 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three months ended March 31, 2020 was as follows ($ in thousands):

Balance at December 31, 2019	$—
Impact of adoption of CECL	4,440
Provision for current expected credit losses	24,703
Write-offs	—
Recoveries	—
Balance at March 31, 2020 (1)	$29,143
______________________________

(1)
As of March 31, 2020, the CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company's consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three months ended March 31, 2020 was as follows ($ in thousands):

Balance at December 31, 2019	$—
Impact of adoption of CECL	611
Provision for current expected credit losses	2,414
Write-offs	—
Recoveries	—
Balance at March 31, 2020 (1)	$3,025
______________________________

(1)	As of March 31, 2020, the CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company's consolidated balance sheets.

The Company continuously evaluates the credit quality of each loan by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, loan structure and exit plan, loan-to-value ratio, debt service coverage ratio, project sponsorship, and other factors deemed necessary. Based on a 5-point scale, the Company’s loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

Ratings	Definition
1	Very Low Risk
2	Low Risk
3	Medium Risk
4	High Risk/Potential for Loss: Asset performance is trailing underwritten expectations. Loan at risk of impairment without material improvement to performance
5	Impaired/Loss Likely: A loan that has a significantly increased probability of default or principal loss

The risk ratings are primarily based on historical data and may take into account future economic conditions. The Company made qualitative overrides to its risk ratings as of March 31, 2020 to take into account the impact of the COVID-19 pandemic on certain higher risk loans held for investment.

As of March 31, 2020, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Risk rating:
1	$—	$—	$—	$—	$—	$—	$—
2	—	161,343	8,521	57,544	—	—	227,408
3	283,765	451,948	286,438	179,028	151,440	—	1,352,619
4	—	—	191,899	63,513	—	35,200	290,612
5	—	—	—	—	—	—	—
Total	$283,765	$613,291	$486,858	$300,085	$151,440	$35,200	$1,870,639

Accrued Interest Receivable

The Company elected not to measure a current expected credit loss reserve on accrued interest receivable. As of March 31, 2020, interest receivable of $9.8 million is included within other assets in the Company's consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it would write it off in a timely manner by recognizing credit loss expense and no longer accrue for these amounts.

5.     REAL ESTATE OWNED

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

The following table summarizes the Company’s real estate owned as of March 31, 2020 and December 31, 2019 ($ in thousands):

	As of
	March 31, 2020	December 31, 2019
Land	$10,200	$10,200
Buildings and improvements	24,281	24,281
Furniture, fixtures and equipment	4,314	4,087
	38,795	38,568
Less: Accumulated depreciation	(888)	(667)
Real estate owned, net	$37,907	$37,901

As of March 31, 2020, no impairment charges have been recognized for real estate owned.

For the three months ended March 31, 2020 and 2019, the Company incurred depreciation expense of $221 thousand and $54 thousand, respectively. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the U.S. Bank Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable and Secured Borrowings (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and Secured Borrowings and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of March 31, 2020 and December 31, 2019, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	March 31, 2020			December 31, 2019
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Wells Fargo Facility	$472,888	$500,000		$360,354	$500,000
Citibank Facility	122,542	325,000		126,603	325,000
BAML Facility	36,280	36,280	(1)	36,280	36,280	(1)
CNB Facility	50,000	50,000	(2)	30,500	50,000	(2)
MetLife Facility	152,455	180,000		131,807	180,000
U.S. Bank Facility	39,177	185,989		43,045	185,989
Morgan Stanley Facility	117,222	150,000		—	—
Notes Payable and Secured Borrowings	66,710	108,555		56,155	84,155
Secured Term Loan	110,000	110,000		110,000	110,000
Total	$1,167,274	$1,645,824		$894,744	$1,471,424

______________________________

(1)
In May 2019, the Company’s borrowing period for new individual loans under the BAML Facility (as defined below) expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of March 31, 2020 represents the outstanding balance under the facility at the time the borrowing period expired, which was permitted to remain outstanding until September 2019, per the original terms of the BAML Facility. In September 2019, the Company amended the BAML Facility to extend the maturity date for the outstanding balance to December 4, 2019. In addition, in December 2019, the Company amended the BAML Facility to extend the maturity date for the outstanding balance to March 3, 2020. In addition, effective February 2020, the Company amended the BAML Facility to extend the maturity date for the outstanding balance to July 1, 2020.

(2)
The CNB Facility (as defined below) has an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is December 14, 2020, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2023. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three months ended March 31, 2020 and 2019, the Company incurred a non-utilization fee of $19 thousand and $133 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 13, 2021, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. For the three months ended March 31, 2020 and 2019, the Company incurred a non-utilization fee of $130 thousand and $88 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

BAML Facility

The Company is party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company may obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America may approve the loans on which advances are made under the BAML Facility in its sole discretion. The Company was able to request individual loans under the facility up to May 23, 2019 and the term of the borrowing period was not extended. Individual advances under the BAML Facility had a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. As of March 31, 2020, the Company had one individual advance outstanding in the amount of $36.3 million that had a maturity date of September 5, 2019 per the original terms of the BAML Facility. In September 2019, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to December 4, 2019. In addition, in December 2019, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to March 3, 2020. In addition, effective February 2020, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to July 1, 2020. Advances under the BAML Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.00%, subject to certain exceptions. The Company incurred a non-utilization fee of 12.5 basis points per annum up to May 23, 2019 on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility was utilized. For the three months ended March 31, 2020, the Company did not incur a non-utilization fee. For the three months ended March 31, 2019, the Company incurred a non-utilization fee of $28 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2020, the Company exercised a 12-month extension option on the CNB Facility to extend the initial maturity date to March 10, 2021. In June 2019, the Company amended the CNB Facility to, among other things, (1) add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year, (2) add two additional 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the CNB Facility to March 10, 2022 and (3) decrease the interest rate on advances to a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Previously the interest rate on advances was a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three months ended March 31, 2020 and 2019, the Company incurred a non-utilization fee of $32 thousand and $45 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized. For the three months ended March 31, 2020 and 2019, the Company did not incur a non-utilization fee.

U.S. Bank Facility

The Company is party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the three months ended March 31, 2020 and 2019, the Company incurred a non-utilization fee of $90 thousand and $10 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Morgan Stanley Facility

In January 2020, the Company entered into a $150.0 million master repurchase and securities contract with Morgan Stanley Bank, N.A. (“Morgan Stanley”) (the “Morgan Stanley Facility”). Under the Morgan Stanley Facility, the Company is permitted to sell, and later repurchase, certain qualifying commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing or self-storage properties. Morgan Stanley may approve the mortgage loans that are subject to the Morgan Stanley Facility in its sole discretion. The initial maturity date of the Morgan Stanley Facility is January 16, 2023, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Morgan Stanley Facility to January 16, 2025. Advances under the Morgan Stanley Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread ranging from 1.75% to 2.25%, determined by Morgan Stanley, depending upon the mortgage loan sold to Morgan Stanley in the applicable transaction.
Notes Payable and Secured Borrowings

Certain of the Company’s subsidiaries are party to three separate non-recourse note agreements and a secured borrowing agreement on a transferred loan (collectively, the “Notes Payable and Secured Borrowings”) with the lenders referred to therein, consisting of (1) a $32.4 million note that was closed in May 2019, which is secured by a $40.5 million senior mortgage loan held by the Company on an industrial property located in North Carolina, (2) a $28.3 million note that was closed in June 2019, which is secured by a hotel property located in New York that is recognized as real estate owned in the Company’s consolidated balance sheets, (3) a $23.5 million note that was closed in November 2019, which is secured by a $34.6 million senior mortgage loan held by the Company on a multifamily property located in South Carolina and (4) a secured borrowing that was closed in February 2020, which is secured by a $24.4 million senior mortgage loan on an office property located in North Carolina that was originated by the Company.

The initial maturity date of the $32.4 million note is March 5, 2024, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date to March 5, 2025. Advances under the $32.4 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of March 31, 2020, the total outstanding principal balance of the note was $27.9 million.

The maturity date of the $28.3 million note is June 10, 2024. The loan may be prepaid at any time subject to the payment of a prepayment fee, if applicable. Initial advances under the $28.3 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%. If the hotel property that collateralizes the $28.3 million note achieves certain financial performance hurdles, the interest rate on advances will decrease to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The $28.3 million loan amount may be increased to up to $30.0 million to fund certain construction costs of improvements at the hotel, subject to the satisfaction of certain conditions and the payment of a commitment fee. As of March 31, 2020, the total outstanding principal balance of the note was $28.3 million.

The initial maturity date of the $23.5 million note is September 5, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to September 5, 2024. Advances under the $23.5 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.75%. As of March 31, 2020, there was no outstanding principal balance on the note.

In April 2019, the Company originated a $30.5 million loan on an office property located in North Carolina, which was bifurcated between a $24.4 million senior mortgage loan and a $6.1 million mezzanine loan. In February 2020, the Company transferred its interest in the $24.4 million senior mortgage loan to a third party and retained the $6.1 million mezzanine loan. The Company evaluated whether the transfer of the $24.4 million senior mortgage loan met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of effective control – and determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing is May 5, 2023, subject to one 12-month extension, which may be exercised at the transferee’s option, which, if exercised, would extend the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of March 31, 2020, the total outstanding principal balance of the secured borrowing was $10.6 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The initial maturity date of the Secured Term Loan is December 22, 2020, subject to one 12-month extension, which may be exercised at the Company’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three months ended March 31, 2020 and 2019, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 7.4% and 8.2%, respectively.

7.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy and the Company’s business is uncertain. As of March 31, 2020, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of the COVID-19 pandemic, however, if the global pandemic continues and market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of March 31, 2020 and December 31, 2019, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	March 31, 2020	December 31, 2019
Total commitments	$2,158,059	$1,909,084
Less: funded commitments	(1,883,087)	(1,692,894)
Total unfunded commitments	$274,972	$216,190

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of March 31, 2020, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

8.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the three months ended March 31, 2020, the Company did not issue or sell any shares of common stock under the Equity Distribution Agreement.

Equity Offerings

On January 22, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”), by and among the Company, ACREM, and Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters listed therein (collectively, the “Underwriters”). Pursuant to the terms of the Underwriting Agreement, the Company agreed to sell, and the Underwriters agreed to purchase, subject to the terms and conditions set forth in the Underwriting Agreement, an aggregate of 4,000,000 shares of the Company’s common stock, par value $0.01 per share. In addition, the Company granted to the Underwriters a 30-day option to purchase up to an additional 600,000 shares. The public offering closed on January 27, 2020 and generated net proceeds of approximately $63.3 million, after deducting transaction expenses. On January 30, 2020, the Company sold an additional 600,000 shares pursuant to the Underwriters option to purchase additional shares, generating additional net proceeds of approximately $9.6 million.

Equity Incentive Plan

On April 23, 2012, the Company adopted an equity incentive plan. In April 2018, the Company’s board of directors authorized, and in June 2018, the Company’s stockholders approved, an amended and restated equity incentive plan that increased the total amount of shares of common stock the Company may grant thereunder to 1,390,000 shares (the “Amended and Restated 2012 Equity Incentive Plan”). Pursuant to the Amended and Restated 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units (“RSUs”) and/or other equity-based awards to the Company’s outside directors, employees of the Manager, officers, ACREM and other eligible awardees under the plan. Any restricted shares of the Company’s common stock and RSUs will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation, resulting in stock-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or RSUs.

Restricted stock and RSU grants generally vest ratably over a one to four year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock or RSU grant, classified as dividends paid, equal to the per-share dividends received by common stockholders.

The following table details the restricted stock and RSU grants awarded as of March 31, 2020:

Grant Date	Vesting Start Date	Shares Granted
May 1, 2012	July 1, 2012	35,135
June 18, 2012	July 1, 2012	7,027
July 9, 2012	October 1, 2012	25,000
June 26, 2013	July 1, 2013	22,526
November 25, 2013	November 25, 2016	30,381
January 31, 2014	August 31, 2015	48,273
February 26, 2014	February 26, 2014	12,030
February 27, 2014	August 27, 2014	22,354
June 24, 2014	June 24, 2014	17,658
June 24, 2015	July 1, 2015	25,555
April 25, 2016	July 1, 2016	10,000
June 27, 2016	July 1, 2016	24,680
April 25, 2017	April 25, 2018	81,710
June 7, 2017	July 1, 2017	18,224
October 17, 2017	January 2, 2018	7,278
December 15, 2017	January 2, 2018	8,948
May 14, 2018	July 2, 2018	31,766
June 26, 2018	July 1, 2019	67,918
December 14, 2018	March 31, 2019	57,065
March 7, 2019	April 1, 2020	102,300
April 23, 2019	July 1, 2019	19,665
December 20, 2019	March 31, 2020	61,594	(1)
January 6, 2020	January 1, 2021	59,457	(1)
Total		796,544
______________________________________
(1)    Represents an RSU grant.

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of March 31, 2020:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2019	12,332	211,467	61,594	285,393
Granted	—	—	59,457	59,457
Vested	(5,332)	(36,340)	(9,944)	(51,616)
Forfeited	—	(76,602)	(2,600)	(79,202)
Balance at March 31, 2020	7,000	98,525	108,507	214,032

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
2020	6,166	29,402	—	35,568
2021	834	40,047	36,176	77,057
2022	—	29,076	36,171	65,247
2023	—	—	36,160	36,160
2024	—	—	—	—
Total	7,000	98,525	108,507	214,032

9.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2020 and 2019 ($ in thousands, except share and per share data):

	For the three months ended March 31,
	2020	2019
Net income (loss) attributable to common stockholders	$(17,263)	$8,543
Divided by:
Basic weighted average shares of common stock outstanding:	31,897,952	28,561,827
Weighted average non-vested restricted stock and RSUs (1)	—	219,153
Diluted weighted average shares of common stock outstanding:	31,897,952	28,780,980
Basic and diluted earnings (loss) per common share	$(0.54)	$0.30
_____________________________

(1)    For the three months ended March 31, 2020, the weighted average non-vested restricted stock and RSUs of 223,022 shares were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

10.   INCOME TAX

The Company wholly owns ACRC Lender W TRS LLC, which is a taxable REIT subsidiary (“TRS”) formed to issue and hold certain loans intended for sale. The Company also wholly owns ACRC 2017-FL3 TRS LLC, which is a TRS formed to hold a portion of the CLO Securitization (as defined below), including the portion that generates excess inclusion income. Additionally, the Company wholly owns ACRC WM Tenant LLC, which is a TRS formed to lease from an affiliate the hotel property classified as real estate owned acquired on March 8, 2019. ACRC WM Tenant LLC engaged a third-party hotel management company to operate the hotel under a management contract.

The income tax provision for the Company and the TRSs consisted of the following for the three months ended March 31, 2020 and 2019 ($ in thousands):

	For the three months ended March 31,
	2020	2019
Current	$18	$6
Deferred	(99)	—
Excise tax	90	90
Total income tax expense, including excise tax	$9	$96

For both the three months ended March 31, 2020 and 2019, the Company incurred an expense of $90 thousand for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of March 31, 2020, tax years 2016 through 2019 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

11.   FAIR VALUE

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

As of March 31, 2020 and December 31, 2019, the Company did not have any financial and nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

The Company is required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. Real estate owned consists of a hotel property that was acquired by the Company on March 8, 2019 through a deed in lieu of foreclosure. See Note 5 included in these consolidated financial statements for more information on real estate owned. Real estate owned is recorded at fair value at acquisition using Level 3 inputs and is evaluated for indicators of impairment on a quarterly basis. Real estate owned is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate owned over the estimated remaining holding period is less than the carrying amount of such real estate owned. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate owned. An impairment charge is recorded equal to the excess of the carrying value of the real estate owned over the fair value. The fair value of the hotel property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of a hotel, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as booking pace, growth rates, occupancy, daily room rates, hotel specific operating costs and future capital expenditures; and (2) projected cash flows from the eventual disposition of the hotel based upon the Company’s estimation of a hotel specific capitalization rate, hotel specific discount rates and comparable selling prices in the market.

As of March 31, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2020 and December 31, 2019, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		March 31, 2020		December 31, 2019
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,870,639	$1,831,481	$1,682,498	$1,692,894
Financial liabilities:
Secured funding agreements	2	$990,564	$990,564	$728,589	$728,589
Notes payable and secured borrowings	3	65,047	66,490	54,708	56,155
Secured term loan	3	109,378	109,040	109,149	110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	443,558	419,069	443,177	445,600

The carrying values of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses, which are all categorized as Level 2 within the fair value hierarchy, approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Company determined the fair value of loans held for investment based on a discounted cash flow methodology, taking into consideration various factors including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and comparable selling prices in the market. The Secured Funding Agreements are recorded at outstanding principal, which is the Company’s best estimate of the fair value. The Company determined the fair value of the Notes Payable and Secured Borrowings and the collateralized loan obligation (“CLO”) securitization debt based on a discounted cash flow methodology.

12.   RELATED PARTY TRANSACTIONS

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 8 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For both the three months ended March 31, 2020 and 2019, no incentive fees were incurred.

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

The term of the Management Agreement ends on May 1, 2021, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2020 and 2019 and amounts payable to the Company’s Manager as of March 31, 2020 and December 31, 2019 ($ in thousands):

	Incurred		Payable
	For the three months ended March 31,		As of
	2020	2019	March 31, 2020	December 31, 2019
Affiliate Payments
Management fees	$1,773	$1,574	$1,773	$1,581
Incentive fees	—	—	—	378
General and administrative expenses	1,051	659	1,051	789
Direct costs (1)	53	52	12	13
Total	$2,877	$2,285	$2,836	$2,761
______________________________________________________________________________

(1)	For the three months ended March 31, 2020 and 2019, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the total outstanding principal balance for co-investments held by the Company was $41.9 million and $40.9 million, respectively.

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

In January 2020, the Company purchased a senior mortgage loan from the Ares Warehouse Vehicle with a commitment amount of $132.6 million on a portfolio of office properties located across multiple states. At the January 2020 purchase date, the senior mortgage loan had a total outstanding principal balance of $107.1 million, which is included within loans held for investment in the Company’s consolidated balance sheets.

13.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2020 and 2019 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 20, 2020	March 31, 2020	April 15, 2020	$0.33	$11,057
Total cash dividends declared for the three months ended March 31, 2020			$0.33	$11,057

February 21, 2019	March 29, 2019	April 16, 2019	$0.33	$9,520
Total cash dividends declared for the three months ended March 31, 2019			$0.33	$9,520

14.   VARIABLE INTEREST ENTITIES

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

As of March 31, 2020, the Notes were collateralized by interests in a pool of 12 mortgage assets having a total principal balance of $425.8 million (the “Mortgage Assets”) that were originated by a wholly-owned subsidiary of the Company and approximately $131.2 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2019, the Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of approximately $515.9 million that were originated by a wholly-owned subsidiary of the Company and approximately $41.1 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the reinvestment period ending on March 31, 2021, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of March 31, 2020, the Company’s maximum risk of loss was $111.4 million, which represents the carrying value of its investment in the CLO Securitization.

15.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our business and investment strategy;

•	our projected operating results;

•	the return or impact of current and future investments;

•	the severity and duration of the novel coronavirus (“COVID-19”) pandemic;

•	the impact of the COVID-19 pandemic, on our business and the United States and global economies;

•
the impact of the COVID-19 pandemic on the real estate industry and our borrowers, the performance of the properties securing our loans that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	whether, or how much, we or our borrowers will be able to benefit from government stimulus programs in response to the COVID-19 pandemic;

•	management’s current estimate of expected credit losses and current expected credit loss reserve;

•	the collectability and timing of cash flows, if any, from our investments;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	defaults by borrowers in paying amounts due on outstanding indebtedness and our ability to collect all amounts due according to the contractual terms of our investments;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	the amount of commercial mortgage loans requiring refinancing;

•	the demand for commercial real estate loans;

•	our expected investment capacity and available capital;

•	financing and advance rates for our target investments;

•	our expected leverage;

•	changes in interest rates, credit spreads and the market value of our investments;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;

•	effects of hedging instruments on our target investments;

•	rates of default or decreased recovery rates on our target investments;

•	rates of prepayments on our mortgage loans and the effect on our business of such prepayments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;

•
the ability of Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”) to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

•	allocation of investment opportunities to us by our Manager;

•	our ability to successfully identify, complete and integrate any acquisitions;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”) for United States federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”);

•	our understanding of our competition;

•	general volatility of the securities markets in which we may invest;

•	adverse changes in the real estate, real estate capital and credit markets and the impact of a protracted decline in the liquidity of credit markets on our business;

•	changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

•
authoritative or policy changes from standard-setting bodies such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Internal Revenue Service, the stock exchange where we list our common stock, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business;

•	actions and initiatives of the United States Government or governments outside of the United States, and changes to United States Government policies;

•	the state of the United States, European Union and Asian economies generally or in specific geographic regions;

•	global economic trends and economic conditions; and

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and financial condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and the other information included in our Annual Report on Form 10-K and elsewhere in this quarterly report on Form 10-Q.

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

We were formed and commenced operations in late 2011. We are a Maryland corporation and completed our initial public offering in May 2012. We have elected and qualified to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2012. We generally will not be subject to United States federal income taxes on our REIT taxable income as long as we annually distribute to stockholders an amount at least equal to our REIT taxable income prior to the deduction for dividends paid and comply with various other requirements as a REIT. We also operate our business in a manner that is intended to permit us to maintain our exemption from registration under the 1940 Act.

Developments During the First Quarter of 2020:

•
ACRE purchased a $132.6 million senior mortgage loan on a portfolio of office properties located across multiple states from the $200 million real estate debt warehouse investment vehicle maintained by an affiliate of the Company’s Manager (the “Ares Warehouse Vehicle”).

•	ACRE originated a $29.6 million senior mortgage loan on a multifamily property located in Texas.

•	ACRE originated a $56.5 million senior mortgage loan on an industrial property located in New York.

•	ACRE originated a $19.0 million senior mortgage loan on a multifamily property located in Washington.

•	ACRE originated a $39.6 million senior mortgage loan on a mixed-use property located in California.

•	ACRE originated a $37.6 million mezzanine loan on an office property located in Illinois.

•	ACRE originated a $41.0 million senior mortgage loan on a multifamily property located in New Jersey.

•
ACRE closed the $150.0 million Morgan Stanley Facility (as defined below). The initial maturity date of the Morgan Stanley Facility is January 16, 2023, subject to two 12-month extensions, each of which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Morgan Stanley Facility to January 16, 2025. Advances under the Morgan Stanley Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread ranging from 1.75% to 2.25%, determined by Morgan Stanley, depending upon the mortgage loan sold to Morgan Stanley in the applicable transaction.

•
ACRE entered into an underwriting agreement (the “Underwriting Agreement”) in which ACRE agreed to sell an aggregate of 4,600,000 shares of ACRE’s common stock, par value $0.01 per share. The public offering generated net proceeds of approximately $72.9 million, after deducting transaction expenses.

•
ACRE transferred its interest in a $24.4 million senior mortgage loan on an office property located in North Carolina to a third party and retained a $6.1 million mezzanine loan on the same property. ACRE determined that the transfer did not qualify as a sale and therefore treated it as a financing transaction. As such, ACRE did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in its consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing is May 5, 2023, subject to one 12-month extension, which may be exercised at the transferee’s option, which, if exercised, would extend the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%.

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

Loans Held for Investment Portfolio

As of March 31, 2020, our portfolio included 53 loans held for investment, excluding 92 loans that were repaid, sold or converted to real estate owned since inception. As of March 31, 2020, the aggregate originated commitment under these loans at closing was approximately $2.2 billion and outstanding principal was $1.9 billion. During the three months ended March 31, 2020, we funded approximately $297.3 million of outstanding principal and received repayments of $107.1 million of outstanding principal. As of March 31, 2020, 93.7% of our loans have LIBOR floors, with a weighted average floor of 1.77%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of March 31, 2020, all loans were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of March 31, 2020 ($ in thousands):

	As of March 31, 2020
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,783,789	$1,795,079	5.9%	(2)	6.2%	(3)	1.5
Subordinated debt and preferred equity investments	86,850	88,008	13.5%	(2)	13.5%	(3)	2.5
Total loans held for investment portfolio	$1,870,639	$1,883,087	6.2%	(2)	6.6%	(3)	1.6
_______________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of March 31, 2020 as weighted by the outstanding principal balance of each loan.

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of March 31, 2020 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2020).

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K. See Note 2 to our consolidated financial statements included in this quarterly report on Form 10-Q, which describes factors which may impact management’s estimates and assumptions and the recently issued accounting pronouncements that were adopted or not yet required to be adopted by us.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2020 and 2019 ($ in thousands):

	For the three months ended March 31,
	2020	2019
Total revenue	$21,134	$14,157
Total expenses	11,271	5,518
Provision for current expected credit losses	27,117	—
Income (loss) before income taxes	(17,254)	8,639
Income tax expense, including excise tax	9	96
Net income (loss) attributable to common stockholders	$(17,263)	$8,543

The following tables set forth select details of our consolidated results of operations for the three months ended March 31, 2020 and 2019 ($ in thousands):

Net Interest Margin

	For the three months ended March 31,
	2020	2019
Interest income from loans held for investment	$31,448	$27,986
Interest expense	(15,534)	(15,740)
Net interest margin	$15,914	$12,246

For the three months ended March 31, 2020 and 2019, net interest margin was approximately $15.9 million and $12.2 million, respectively. For the three months ended March 31, 2020 and 2019, interest income from loans held for investment of $31.4 million and $28.0 million, respectively, was generated by weighted average earning assets of $1.9 billion and $1.6 billion, respectively, offset by $15.5 million and $15.7 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the U.S. Bank Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable and Secured Borrowings (as defined below and excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), securitization debt and the Secured Term Loan (as defined below) were $1.5 billion for the three months ended March 31, 2020 and $1.2 billion for the three months ended March 31, 2019. The increase in net interest margin for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the three months ended March 31, 2020 as well as the benefit received from the impact of LIBOR floors on our loans held for investment due to a decrease in 30-day LIBOR for the three months ended March 31, 2020. As of March 31, 2020, 93.7% of our loans held for investment as measured by outstanding principal balance have LIBOR floors, with a weighted average floor of 1.77%, calculated based on loans with LIBOR floors, while 8% of our borrowings have LIBOR floors.

Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the three months ended March 31, 2020 and 2019, revenue from real estate owned was $5.2 million and $1.9 million, respectively. Revenues consist of room sales, food and beverage sales and other hotel revenues. The increase in revenue from real estate owned for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily due to the inclusion of a full quarter of operations for the three months ended March 31, 2020, whereas the three months ended March 31, 2019 only included a partial month of operations as the hotel property was acquired on March 8, 2019. The impact of the COVID-19 pandemic significantly reduced occupancy and overall revenue at the hotel property for the three months ended March 31, 2020.

Operating Expenses

	For the three months ended March 31,
	2020	2019
Management and incentive fees to affiliate	$1,773	$1,574
Professional fees	903	478
General and administrative expenses	868	1,120
General and administrative expenses reimbursed to affiliate	1,051	659
Expenses from real estate owned	6,676	1,687
Total expenses	$11,271	$5,518

For the three months ended March 31, 2020 and 2019, we incurred operating expenses of $11.3 million and $5.5 million, respectively. As discussed below, the increase in operating expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily relates to the inclusion of a full quarter of expenses from real estate owned for the three months ended March 31, 2020.

Related Party Expenses

For the three months ended March 31, 2020, related party expenses included $1.8 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended March 31, 2020. For the three months ended March 31, 2020, related party expenses also included $1.1 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended March 31, 2019, related party expenses included $1.6 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended March 31, 2019. For the three months ended March 31, 2019, related party expenses also included $0.7 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily relates to an increase in our stockholders’ equity for the three months ended March 31, 2020 as a result of the public offering of 4,600,000 shares of our common stock in January 2020, which generated net proceeds of approximately $72.9 million. The increase in allocable general and administrative expenses due to our Manager for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For the three months ended March 31, 2020 and 2019, professional fees were $0.9 million and $0.5 million, respectively. The increase in professional fees for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily relates to an increase in our use of third party professionals due to changes in transaction activity year over year. For the three months ended March 31, 2020 and 2019, general and administrative expenses were $0.9 million and $1.1 million, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily relates to a decrease in stock-based compensation expense due to the reversal of previously recognized expense related to restricted stock forfeitures for the three months ended March 31, 2020.

Expenses From Real Estate Owned

For the three months ended March 31, 2020 and 2019, expenses from real estate owned was comprised of the following ($ in thousands):

	For the three months ended March 31,
	2020	2019
Hotel operating expenses	$6,043	$1,633
Interest expense on note payable	412	—
Depreciation expense	221	54
Expenses from real estate owned	$6,676	$1,687

For the three months ended March 31, 2020 and 2019, hotel operating expenses were $6.0 million and $1.6 million, respectively. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. The increase in hotel operating expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily due to the inclusion of a full quarter of operations for the three months ended March 31, 2020, whereas the three months ended March 31, 2019 only included a partial month of operations as the hotel property was acquired on March 8, 2019. For the three months ended March 31, 2020, interest expense on our note payable was $0.4 million. For the three months ended March 31, 2020, the weighted average borrowings under the Note Payable on the hotel property was $28.3 million. The Note Payable on the hotel property was not outstanding during the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, depreciation expense was $0.2 million and $0.1 million, respectively.

Provision for Current Expected Credit Losses

We adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. For the three months ended March 31, 2020, the provision for current expected credit losses was $27.1 million. Management’s current estimate of expected credit losses has increased from January 1, 2020 to March 31, 2020 due to the likelihood of a recession caused by the impact of the COVID-19 pandemic, which was not contemplated to have an impact on our current expected credit loss reserve as of January 1, 2020.

The current expected credit loss reserve (the “CECL Reserve”) takes into consideration the macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on our loans held for investment. Additionally, the CECL Reserve is not an indicator of what we expect our CECL Reserve would have been absent the current and potential future impacts of the COVID-19 pandemic.

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

Due to the impact of the COVID-19 pandemic, we may experience borrowers who are unable to pay interest and principal payments timely, including at the maturity date of the borrower’s loan, if at all, and expected prepayments by our borrowers may not occur, which could impact our liquidity. Our Secured Funding Agreements contains margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. Given the impact of the COVID-19 pandemic on the real estate industry and the potential impact on our borrowers, to mitigate the risk of future margin calls, we have proactively engaged in discussions with certain of our lenders to modify the terms of our borrowings on certain assets within these facilities, in order to potentially, among other things, reduce the amounts we are borrowing against such assets and/or increase the borrowing spreads. We may not receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

We are focused on preserving our liquidity in order to satisfy our cash requirements, including future commitments to fund on our loans, make interest, principal and other payments pursuant to our financing obligations and to potentially originate new loans and make opportunistic new investments. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of enhancing our liquidity will be financing, to the extent available to us, through credit, secured funding and other lending facilities, other sources of private financing, including warehouse and repurchase facilities, and public or private offerings of our equity or debt securities. On July 19, 2019, we filed a registration statement on Form S-3 with the SEC, which became effective on August 2, 2019, in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.25 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our “At the Market Stock Offering Program” which was established in November 2019 pursuant to which we may sell, from time to time, up to $100.0 million of shares of our common stock. Furthermore, we may seek to sell certain of our mortgage loans, or interests therein, in order to manage liquidity needs. Subject to maintaining our qualification as a REIT, we may also change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or making dividends that are payable in cash and shares of our common stock for some period of time. We are also able to access additional liquidity through the reinvestment provisions in our collateralized loan obligation securitization debt (“CLO Securitization”), which allows us to replace mortgage assets in our CLO Securitization which have repaid, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets. There can be no assurance that the conditions for reinvestment will be satisfied and whether our CLO Securitization will acquire any additional mortgage assets.

Ares Management or one of its investment vehicles, including the Ares Warehouse Vehicle, may originate mortgage loans and we may have the opportunity to purchase such loans that are determined by our Manager in good faith to be appropriate for us, once we have sufficient available liquidity. Ares Management or one of its investment vehicles may also acquire mortgage loans from us.

As of May 7, 2020, we had approximately $50 million in unrestricted cash.

Equity Offerings

On January 22, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”), by and among us, ACREM, and Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters listed therein (collectively, the “Underwriters”). Pursuant to the terms of the Underwriting Agreement, we agreed to sell, and the Underwriters agreed to purchase, subject to the terms and conditions set forth in the Underwriting Agreement, an aggregate of 4,000,000 shares of our common stock, par value $0.01 per share. In addition, we granted to the Underwriters a 30-day option to purchase up to an additional 600,000 shares. The public offering closed on January 27, 2020 and generated net proceeds of approximately $63.3 million, after deducting transaction expenses. On January 30, 2020, we sold an additional 600,000 shares pursuant to the Underwriters option to purchase additional shares, generating additional net proceeds of approximately $9.6 million.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2020 and 2019 ($ in thousands):

	For the three months ended March 31,
	2020	2019
Net income (loss)	$(17,263)	$8,543
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	25,530	(1,754)
Net cash provided by (used in) operating activities	8,267	6,789
Net cash provided by (used in) investing activities	(273,951)	(8,985)
Net cash provided by (used in) financing activities	334,926	3,921
Change in cash, cash equivalents and restricted cash	$69,242	$1,725

During the three months ended March 31, 2020 and 2019, cash, cash equivalents and restricted cash increased by $69.2 million and $1.7 million, respectively.

Operating Activities

For the three months ended March 31, 2020 and 2019, net cash provided by operating activities totaled $8.3 million and $6.8 million, respectively. For the three months ended March 31, 2020, adjustments to net loss related to operating activities primarily included the provision for current expected credit losses of $27.1 million, accretion of deferred loan origination fees and costs of $2.0 million and amortization of deferred financing costs of $1.6 million. For the three months ended March 31, 2019, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $1.3 million and amortization of deferred financing costs of $1.7 million.

Investing Activities

For the three months ended March 31, 2020 and 2019, net cash used in investing activities totaled $274.0 million and $9.0 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment exceeding the cash received from principal repayment of loans held for investment for the three months ended March 31, 2020.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities totaled $334.9 million and primarily related to proceeds from our Secured Funding Agreements of $355.1 million, proceeds from Notes Payable and Secured Borrowings of $10.6 million and proceeds from the sale of our common stock of $73.2 million, partially offset by repayments of our Secured Funding Agreements of $93.1 million and dividends paid of $9.6 million. For the three months ended March 31, 2019, net cash provided by financing activities totaled $3.9 million and primarily related to proceeds from our Secured Funding Agreements of $107.0 million and proceeds from the issuance of debt of consolidated VIEs of $172.7 million, partially offset by repayments of our Secured Funding Agreements of $263.4 million and dividends paid of $8.9 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and Secured Borrowings and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	March 31, 2020					December 31, 2019
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000	$472,888	LIBOR+1.45 to 2.25%	December 14, 2020	(1)	$500,000	$360,354	LIBOR+1.45 to 2.25%	December 14, 2020	(1)
Citibank Facility	325,000	122,542	LIBOR+1.50 to 2.50%	December 13, 2021	(2)	325,000	126,603	LIBOR+1.50 to 2.50%	December 13, 2021	(2)
BAML Facility	36,280	36,280	LIBOR+2.00 to 2.75%	July 1, 2020	(3)	36,280	36,280	LIBOR+2.00%	March 3, 2020	(3)
CNB Facility	50,000	50,000	LIBOR+2.65%	March 10, 2021	(4)	50,000	30,500	LIBOR+2.65%	March 11, 2020	(4)
MetLife Facility	180,000	152,455	LIBOR+2.10 to 2.30%	August 12, 2020	(5)	180,000	131,807	LIBOR+2.30%	August 12, 2020	(5)
U.S. Bank Facility	185,989	39,177	LIBOR+1.65 to 2.25%	July 31, 2020	(6)	185,989	43,045	LIBOR+1.65 to 2.25%	July 31, 2020	(6)
Morgan Stanley Facility	150,000	117,222	LIBOR+1.75 to 2.85%	January 16, 2023	(7)	—	—	—	—
Subtotal	$1,427,269	$990,564				$1,277,269	$728,589

Notes Payable and Secured Borrowings	$108,555	$66,710	LIBOR+2.50 to 3.75%	(8)		$84,155	$56,155	LIBOR+2.50 to 3.75%	(8)

Secured Term Loan	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(9)	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(9)
Total	$1,645,824	$1,167,274				$1,471,424	$894,744
_____________________________

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

(3)
Individual advances on loans under the Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) generally have a two-year maturity, subject to a 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. In May 2019, our borrowing period for new individual loans under the BAML Facility expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of March 31, 2020 represents the outstanding balance under the facility at the time the borrowing period expired, which was permitted to remain outstanding until September 5, 2019, per the original terms of the BAML Facility. In September 2019, we amended the BAML Facility to extend the maturity date for the outstanding balance to December 4, 2019. In addition, in December 2019, we amended the BAML Facility to extend the maturity date for the outstanding balance to March 3, 2020. In addition, effective February 2020, the Company amended the BAML Facility to extend the maturity date for the outstanding balance to July 1, 2020.

(4)
In March 2020, we exercised a 12-month extension option on the secured revolving funding facility with City National Bank (the “CNB Facility”). The CNB Facility is subject to one additional 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. In June 2019, we amended the CNB Facility to, among other things, (1) add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year and (2) decrease the interest rate on advances to a per annum rate equal to the sum of, at our option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%.

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

(7)
The maturity date of the master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(8)
Certain of our consolidated subsidiaries are party to three separate note agreements and a secured borrowing agreement on a transferred loan (collectively, the “Notes Payable and Secured Borrowings”) with the lenders referred to therein, consisting of (1) a $32.4 million note that has an initial maturity date of March 5, 2024, subject to one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid, (2) a $28.3 million note that has a maturity date of June 10, 2024, (3) a $23.5 million note that has an initial maturity date of September 5, 2022, subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid and (4) a $24.4 million secured borrowing that has an initial maturity date of May 5, 2023, subject to one 12-month extension at the transferee’s option.

(9)
The maturity date of the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”), is subject to one 12-month extension at our option provided that certain conditions are met.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of March 31, 2020, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of March 31, 2020, the carrying amount and outstanding principal of our CLO Securitization was $443.6 million and $445.6 million, respectively. See Note 14 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to continue to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, our liquidity position, the anticipated liquidity and price volatility of the assets in our loans held for investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the impact of the COVID-19 pandemic on the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

Dividends

We elected to be taxed as a REIT for United States federal income tax purposes and, as such, anticipate annually distributing to our stockholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have commitments to fund various senior mortgage loans, as well as subordinated debt and preferred equity investments in our portfolio. As a result of the COVID-19 pandemic, the progress of capital expenditures, construction and leasing is anticipated to be slower than otherwise expected, and the pace of the funding of our unfunded commitments may be slower.

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

RECENT DEVELOPMENTS

As of the filing date of this Quarterly Report, there is an outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency, and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our borrowers operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. The COVID-19 pandemic (including the preventative measures taken by governments and businesses in response thereto) may (i) create significant business disruption issues for us, and (ii) materially and adversely impact the value of our portfolio of loan investments and the ability of the borrowers to which we lend to continue to meet loan covenants or to make payments on their loans on a timely basis or at all, which may require us to restructure our loan investments or increase our CECL Reserve.

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

In this current environment, prepayments may slow down, borrowers may not be able to repay principal upon the loan maturity or qualify for loan extensions. Additionally, if tenants are not able to pay rent to their landlords, property owners may not be able to make payments to their lenders. We have been in regular dialogue with our borrowers and our financing providers to assess this credit risk. See Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q for a more detailed description of the potential impacts of the COVID-19 pandemic on our loan investments.

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
The following table estimates the hypothetical increases/(decreases) in net income (loss) for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR as of March 31, 2020 and (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of March 31, 2020 ($ in millions):

Change in 30-Day LIBOR	Increase/(Decrease) in Net Income (Loss)
Up 100 basis points	$(9.9)
Up 50 basis points	$(6.1)
Down 50 basis points	$6.3
Down to 0 basis points	$13.3
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

Market Risk

The estimated fair values of our investments fluctuate primarily due to changes in interest rates, changes in credit and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted.

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

Financing Risk

We borrow funds under our Financing Agreements to finance our target assets. The COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. In reaction to market conditions, banks and other lenders have generally restricted lending activity and, in some cases, have requested margin posting or repayments where applicable for secured loans collateralized by assets with depressed valuations. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. Given the impact of the COVID-19 pandemic on the real estate industry and the potential impact on our borrowers, to mitigate the risk of future margin calls, we have proactively engaged in discussions with certain of our lenders to modify the terms of our borrowings on certain assets within these facilities, including reducing the amounts we are borrowing against such assets and/or increasing the borrowing spreads. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

Real Estate Risk

Our real estate investments are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; local markets with a significant exposure to the energy sector; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. The COVID-19 pandemic is having a particularly adverse impact on industries whose properties serve as collateral for some of our portfolio of loan investments. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2020, we were not subject to any material pending legal proceedings. If the global pandemic continues and market conditions worsen, litigation may increase to the extent we find it necessary to foreclose on loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are not the only risks facing our Company.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our business and operations.

As of the filing date of this Quarterly Report, there is an outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency, and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our borrowers operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States.

The COVID-19 pandemic is having a particularly adverse impact on industries whose properties serve as collateral for some of our portfolio of loan investments. Certain of our investments in loans collateralized by properties within other industries have also been significantly impacted by the COVID-19 pandemic. The inability of our borrowers’ tenants to pay rent on their leases or our borrowers’ inability to re-lease space that becomes vacant, may adversely impact the ability of the borrowers to which we lend to continue to meet loan covenants or to make payments on their loans on a timely basis or at all. We may seek to restructure our loan investments and amend the terms, including the payment terms, which could cause us to incur losses. Potential declines in value and net operating income at properties that serve as collateral for our portfolio of loan investments significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, we or certain of our borrowers will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance.

The impact of the COVID-19 pandemic on our borrowers will likely reduce the availability of our liquidity sources, but our requirements for liquidity, future commitments to fund on our loans, make interest, principal and other payments pursuant to our financing obligations, including potential margin calls, likely will not be reduced. If we did not have funds available to meet our obligations, we would have to raise capital from alternative sources, which may be at unfavorable terms or may not be available to us due to the impacts of the COVID-19 pandemic. We expect that the adverse impact of the COVID-19 pandemic will likely adversely affect our liquidity position and the execution of our business strategy. We are focused on preserving our liquidity in order to satisfy our cash requirements and we expect that our primary sources of enhancing our liquidity will be financing, to the extent available to us, public or private offerings of our equity or debt securities, asset sales and changes in our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or making dividends that are payable in cash and shares of our common stock for some period of time.

Provisions in our financing agreements require us to pay margin call provisions following the occurrence of certain mortgage loan credit events. We may not have the funds available to satisfy such margin calls or repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our financing agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights, which could materially and adversely affect our financial condition and ability to implement our investment strategy. See “Risk Factors - The Financing Agreements and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be offered at a higher cost and on less favorable terms and conditions than what we currently receive, including in potentially rising interest rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new loan commitments or to fund existing commitments on our portfolio of loan investments. See “Risk Factors-Risks Relating to Sources of Financing and Hedging-Our access to sources of financing may be limited and thus our ability to grow our business and to maximize our returns may be adversely affected” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Despite actions of the United States federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic and other factors have contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock. The volatility and disruption to the global economy from the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our loan investments. The illiquidity of our loan investments may make it difficult for us to sell such loan investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our loan investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our loan investments as a result, may affect the pace of our investment activity and have an adverse impact on our financial condition or results of operations.

The effects on our portfolio of loan investments described above may require us to increase the current expected credit loss (“CECL”) reserve in our consolidated balance sheets (“CECL Reserve”) related to certain of our investments, and may in the future require us to undertake similar actions with respect to other of our investments. As a result of the impact of the COVID-19 pandemic and other factors, we have increased, and may continue to increase, our assessment of CECL on our loans held for investment. Our loans held for investment are carried at cost, net of unamortized loan fees and origination costs, however, under the CECL methodology we adopted pursuant to Accounting Standards Update No. 2016-13, we are required to estimate expected credit losses on such loans using a range of historical experience adjusted for current conditions. Based on certain factors, including the impact of the COVID-19 pandemic, our current estimate of expected credit losses has increased from January 1, 2020 to March 31, 2020, and may continue to increase as the impact of the COVID-19 pandemic develops and we receive additional collateral financial data.

In response to the COVID-19 pandemic, Ares Management Corporation instituted a work from home policy until it is deemed safe to return to the office. Such policy of an extended period of remote working by our Manager’s and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, COVID-19 presents a significant threat to our Manager’s and/or its affiliate’s employees’ well-being and morale, and we may experience potential loss of productivity.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. In addition to the foregoing, COVID-19 may exacerbate the potential adverse effects on our business, financial performance, operating results, cash flows and financial condition described in the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (2)
10.1*	Form of Restricted Stock Unit Award Agreement (3)
10.2
Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, effective as of February 3, 2020, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.
(3)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-35517), filed on January 2, 2020.
`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	May 8, 2020	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)