Form 10-Q
period 2020-06-30
Ares Commercial Real Estate Corp
filed 2020-08-06
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2020
Common stock, $0.01 par value	33,441,937

ARES COMMERCIAL REAL ESTATE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$72,987	$5,256
Restricted cash	—	379
Loans held for investment ($525,817 and $515,896 related to consolidated VIEs, respectively)	1,794,049	1,682,498
Current expected credit loss reserve	(26,063)	—
Loans held for investment, net of current expected credit loss reserve	1,767,986	1,682,498
Loans held for sale, at fair value	96,404	—
Real estate owned, net	37,693	37,901
Other assets ($996 and $1,309 of interest receivable related to consolidated VIEs, respectively; $31,183 and $41,104 of other receivables related to consolidated VIEs, respectively)	46,163	58,100
Total assets	$2,021,233	$1,784,134
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$876,842	$728,589
Notes payable	54,819	54,708
Secured term loan	109,588	109,149
Collateralized loan obligation securitization debt (consolidated VIE)	443,467	443,177
Secured borrowings	47,533	—
Due to affiliate	3,217	2,761
Dividends payable	11,072	9,546
Other liabilities ($371 and $718 of interest payable related to consolidated VIEs, respectively)	9,569	9,865
Total liabilities	1,556,107	1,357,795
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at June 30, 2020 and December 31, 2019 and 33,441,937 and 28,865,610 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	329	283
Additional paid-in capital	497,054	423,619
Accumulated earnings (deficit)	(32,257)	2,437
Total stockholders' equity	465,126	426,339
Total liabilities and stockholders' equity	$2,021,233	$1,784,134

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Interest income from loans held for investment	$29,835	$29,993	$61,283	$57,979
Interest expense	(13,042)	(16,675)	(28,576)	(32,415)
Net interest margin	16,793	13,318	32,707	25,564
Revenue from real estate owned	1,189	8,357	6,409	10,267
Total revenue	17,982	21,675	39,116	35,831
Expenses:
Management and incentive fees to affiliate	2,152	2,252	3,924	3,826
Professional fees	660	532	1,563	1,011
General and administrative expenses	959	1,029	1,827	2,148
General and administrative expenses reimbursed to affiliate	1,038	771	2,089	1,430
Expenses from real estate owned	3,254	7,118	9,930	8,806
Total expenses	8,063	11,702	19,333	17,221
Provision for current expected credit losses	(4,007)	—	23,111	—
Unrealized losses on loans held for sale	3,998	—	3,998	—
Income (loss) before income taxes	9,928	9,973	(7,326)	18,610
Income tax expense, including excise tax	160	218	169	314
Net income (loss) attributable to common stockholders	$9,768	$9,755	$(7,495)	$18,296
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.29	$0.34	$(0.23)	$0.64
Diluted earnings (loss) per common share	$0.29	$0.34	$(0.23)	$0.63
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	33,316,933	28,599,282	32,607,442	28,580,658
Diluted weighted average shares of common stock outstanding	33,539,580	28,863,765	32,607,442	28,822,601
Dividends declared per share of common stock	$0.33	$0.33	$0.66	$0.66

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	28,755,665	$283	$421,739	$3,565	$425,587
Stock-based compensation	93,405	—	492	—	492
Net income	—	—	—	8,543	8,543
Dividends declared	—	—	—	(9,520)	(9,520)
Balance at March 31, 2019	28,849,070	$283	$422,231	$2,588	$425,102
Stock-based compensation	19,665	—	427	—	427
Net income	—	—	—	9,755	9,755
Dividends declared	—	—	—	(9,527)	(9,527)
Balance at June 30, 2019	28,868,735	$283	$422,658	$2,816	$425,757
Stock-based compensation	(3,125)	—	479	—	479
Net income	—	—	—	9,034	9,034
Dividends declared	—	—	—	(9,526)	(9,526)
Balance at September 30, 2019	28,865,610	$283	$423,137	$2,324	$425,744
Stock-based compensation	—	—	482	—	482
Net income	—	—	—	9,660	9,660
Dividends declared	—	—	—	(9,547)	(9,547)
Balance at December 31, 2019	28,865,610	$283	$423,619	$2,437	$426,339
Sale of common stock	4,600,000	46	73,186	—	73,232
Offering costs	—	—	(341)	—	(341)
Stock-based compensation	(66,658)	—	225	—	225
Net loss	—	—	—	(17,263)	(17,263)
Dividends declared	—	—	—	(11,076)	(11,076)
Impact of adoption of CECL (Note 2)	—	—	—	(5,051)	(5,051)
Balance at March 31, 2020	33,398,952	$329	$496,689	$(30,953)	$466,065
Stock-based compensation	42,985	—	365	—	365
Net income	—	—	—	9,768	9,768
Dividends declared	—	—	—	(11,072)	(11,072)
Balance at June 30, 2020	33,441,937	$329	$497,054	$(32,257)	$465,126

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$(7,495)	$18,296
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	3,257	3,317
Accretion of deferred loan origination fees and costs	(3,643)	(3,232)
Stock-based compensation	590	919
Depreciation of real estate owned	445	242
Provision for current expected credit losses	23,111	—
Unrealized losses on loans held for sale	3,998	—
Changes in operating assets and liabilities:
Other assets	(4,689)	(3,103)
Due to affiliate	456	—
Other liabilities	(1,867)	(104)
Net cash provided by (used in) operating activities	14,163	16,335
Investing activities:
Issuance of and fundings on loans held for investment	(451,805)	(247,313)
Principal repayment of loans held for investment	255,119	177,131
Receipt of origination fees	3,888	3,158
Purchases of capitalized additions to real estate owned	(237)	(252)
Net cash provided by (used in) investing activities	(193,035)	(67,276)
Financing activities:
Proceeds from secured funding agreements	355,083	279,398
Repayments of secured funding agreements	(206,830)	(439,848)
Proceeds from notes payable	—	56,155
Proceeds from secured borrowings	48,055	—
Payment of secured funding costs	(2,393)	(4,877)
Proceeds from issuance of debt of consolidated VIEs	—	172,673
Dividends paid	(20,622)	(18,434)
Proceeds from sale of common stock	73,232	—
Payment of offering costs	(301)	—
Net cash provided by (used in) financing activities	246,224	45,067
Change in cash, cash equivalents and restricted cash	67,352	(5,874)
Cash, cash equivalents and restricted cash, beginning of period	5,635	11,468
Cash, cash equivalents and restricted cash, end of period	$72,987	$5,594

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2020
(in thousands, except share and per share data, percentages and as otherwise indicated)
(unaudited)

1.   ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company primarily engaged in originating and investing in commercial real estate loans and related investments. Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, it has investment professionals strategically located across the United States and Europe who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement (the “Management Agreement”).

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. As of the filing date of this Quarterly Report, there is an outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. Many states, including those in which the Company and its borrowers operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter, which could adversely affect the Company’s business, financial condition and results of operations. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020, however, uncertainty over the ultimate impact the COVID-19 pandemic will have on the global economy and the Company’s business, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Actual results could differ from those estimates.

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

Restricted cash includes deposits required under certain Secured Funding Agreements (each individually defined in Note 6 included in these consolidated financial statements).

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of June 30,
	2020	2019
Cash and cash equivalents	$72,987	$5,215
Restricted cash	—	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$72,987	$5,594

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

Loans Held for Sale
Although the Company generally holds its target investments as long-term investments, the Company may occasionally classify some of its investments as held for sale. Investments held for sale are carried at fair value within loans held for sale, at fair value in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings.
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

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense, except as noted below, in the Company’s consolidated statements of operations while the unamortized balance on (i) Secured Funding Agreements (each individually defined in Note 6 included in these consolidated financial statements) is included within other assets and (ii) Notes Payable, the Secured Term Loan (each defined in Note 6 included in these consolidated financial statements) and Secured Borrowings (defined in Note 7 included in these consolidated financial statements) and debt securitizations are each included as a reduction to the carrying amount of the liability, in the Company’s consolidated balance sheets. Amortization of debt issuance costs for the note payable on the hotel property that is recognized as real estate owned in the Company’s consolidated balance sheets (see Note 6 included in these consolidated financial statements for additional information on the note payable) is included within expenses from real estate owned in the Company’s consolidated statements of operations.

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

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans held for investment as compared to its use of debt leverage. The Company includes interest income from its loans held for investment and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and Secured Borrowings (defined in Note 7 included in these consolidated financial statements) in net interest margin. For the three and six months ended June 30, 2020 and 2019, interest expense is comprised of the following ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Secured funding agreements	$7,600	$8,972	$16,448	$17,430
Notes payable (1)	304	181	616	181
Securitization debt	3,104	5,246	7,360	10,272
Secured term loan	1,737	2,276	3,802	4,532
Secured borrowings	297	—	350	—
Interest expense	$13,042	$16,675	$28,576	$32,415

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

Comprehensive Income
For the three and six months ended June 30, 2020 and 2019, comprehensive income (loss) equaled net income (loss); therefore, a separate consolidated statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

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

3.   LOANS HELD FOR INVESTMENT

As of June 30, 2020, the Company’s portfolio included 50 loans held for investment, excluding 97 loans that were repaid, sold, converted to real estate owned or transferred to held for sale since inception. The aggregate originated commitment under these loans at closing was approximately $2.1 billion and outstanding principal was $1.8 billion as of June 30, 2020. During the six months ended June 30, 2020, the Company funded approximately $458.2 million of outstanding principal, received repayments of $244.1 million of outstanding principal and transferred three loans to held for sale with outstanding principal of $100.8 million as described in more detail in the tables below. As of June 30, 2020, 93.4% of the Company’s loans have LIBOR floors, with a weighted average floor of 1.77%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of June 30, 2020 and December 31, 2019 ($ in thousands):

	As of June 30, 2020
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,702,425	$1,713,456	6.0%	(2)	6.3%	(3)	1.5
Subordinated debt and preferred equity investments	91,624	92,814	13.6%	(2)	13.6%	(3)	2.3
Total loans held for investment portfolio	$1,794,049	$1,806,270	6.4%	(2)	6.7%	(3)	1.5

	As of December 31, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,622,666	$1,632,164	6.5%	1.5
Subordinated debt and preferred equity investments	59,832	60,730	15.1%	2.6
Total loans held for investment portfolio	$1,682,498	$1,692,894	6.8%	1.6
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2020 and December 31, 2019 as weighted by the outstanding principal balance of each loan.

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of June 30, 2020 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of June 30, 2020).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of June 30, 2020 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	Diversified	$107.9	$107.4	L+3.65%		5.7%		Jan 2023		I/O
Mixed-use	FL	100.6	100.2	L+4.25%		7.8%		Feb 2021		I/O
Multifamily	FL	91.3	90.6	L+5.00%		6.7%		Jun 2022		I/O
Multifamily	TX	75.0	74.7	L+2.85%		5.0%		Oct 2022		I/O
Office	IL	69.6	69.5	L+3.75%		5.6%		Dec 2020		I/O
Hotel	OR/WA	68.1	67.7	L+3.45%		4.6%	(7)	May 2021		I/O
Hotel	Diversified	60.8	60.6	L+3.60%		6.2%		Sep 2021		I/O
Office	NC	59.4	59.1	L+4.25%		8.4%		Mar 2021		I/O
Office	IL	57.3	57.2	L+3.95%		6.3%		Jun 2021		I/O
Industrial	FL	52.5	52.1	L+6.10%		8.8%		Oct 2022		I/O
Mixed-use	CA	50.9	50.6	L+4.00%		6.2%		Apr 2022	(5)	I/O
Industrial	NY	46.9	46.5	L+5.00%		8.3%		Feb 2021		I/O
Multifamily	FL	46.2	46.0	L+5.00%		6.6%		Jun 2022		I/O
Multifamily	FL	43.1	42.8	L+2.60%		5.5%		Jan 2022		I/O
Student Housing	TX	41.0	40.9	L+4.75%		5.5%		Jan 2021		I/O
Multifamily	NJ	41.0	40.7	L+3.05%		4.9%		Mar 2022		I/O
Hotel	CA	40.0	39.9	L+4.12%		5.9%		Jan 2021		I/O
Student Housing	CA	39.7	39.7	L+3.95%		5.2%		Jul 2021	(6)	I/O
Office	GA	38.6	38.2	L+3.05%		5.8%		Dec 2022		I/O
Multifamily	KS	35.8	35.5	L+3.25%		5.5%		Nov 2022		I/O
Hotel	MI	35.2	35.2	L+4.40%		4.6%		Jul 2020		I/O
Industrial	NC	34.8	34.6	L+4.05%		5.9%		Mar 2024		I/O
Mixed-use	TX	34.7	34.4	L+3.75%		6.7%		Sep 2022		I/O
Hotel	IL	32.9	32.6	L+4.40%		—%	(8)	May 2021		I/O
Office	CA	31.1	30.8	L+3.35%		6.0%		Nov 2022		I/O
Multifamily	NY	30.2	30.1	L+3.20%		4.9%		Dec 2020		I/O
Student Housing	NC	30.0	29.9	L+3.15%		5.9%		Feb 2022		I/O
Multifamily	PA	29.3	29.2	L+3.00%		5.9%		Dec 2021		I/O
Office	IL	28.0	27.7	L+3.80%		6.2%		Jan 2023		I/O
Multifamily	TX	27.5	27.5	L+3.20%		4.9%		Oct 2020		I/O
Student Housing	TX	24.6	24.3	L+3.45%		5.5%		Feb 2023		I/O
Student Housing	AL	24.1	23.3	L+4.45%		—%	(8)	Aug 2020	(9)	I/O
Student Housing	FL	22.0	21.8	L+3.25%		5.9%		Aug 2022		I/O
Industrial	CA	21.5	21.3	L+4.50%		7.3%		Dec 2021		I/O
Mixed-use	CA	20.8	20.4	L+4.10%		6.4%		Mar 2023		I/O
Self Storage	FL	19.5	19.4	L+3.50%		6.0%		Mar 2022		I/O
Multifamily	WA	18.6	18.4	L+3.00%		5.1%		Mar 2023		I/O
Office	CA	18.0	17.9	L+3.40%		6.3%		Nov 2021		I/O
Office	TX	14.7	14.5	L+4.05%		7.6%		Nov 2021		I/O
Office	NC	13.3	12.7	L+3.53%		7.7%		May 2023		I/O
Industrial	CA	13.2	13.1	L+3.75%		6.3%		Mar 2023		I/O
Residential	CA	13.1	13.1	13.00%		14.4%		Aug 2020	(10)	I/O
Office	NC	8.6	8.5	L+4.00%		6.7%		Nov 2022		I/O
Multifamily	SC	2.1	1.8	L+6.50%		14.2%		Sep 2022		I/O
Subordinated Debt and Preferred Equity Investments:
Office	IL	29.7	29.4	L+8.00%		10.1%		Mar 2023		I/O
Office	NJ	17.0	16.4	12.00%		12.8%		Jan 2026		I/O	(11)
Residential Condominium	NY	16.2	16.1	L+14.00%	(12)	18.0%		May 2021	(12)	I/O
Mixed-use	IL	15.5	15.3	L+12.25%		14.5%		Nov 2021		I/O
Residential Condominium	HI	11.5	11.5	14.00%		17.0%		Oct 2020	(13)	I/O
Office	CA	2.9	2.9	L+8.25%		9.7%		Nov 2021		I/O
Total/Weighted Average		$1,806.3	$1,794.0			6.4%

_________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs. For the loans held for investment that represent co-investments with other investment vehicles managed by Ares Management (see Note 13 included in these consolidated financial statements for additional information on co-investments), only the portion of Carrying Amount and Outstanding Principal held by the Company is reflected.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of June 30, 2020 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2020 as weighted by the outstanding principal balance of each loan.

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

(4)	I/O = interest only, P/I = principal and interest.

(5)	In May 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to April 2022.

(6)	In May 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to July 2021.

(7)
At origination, the Oregon/Washington loan was structured as both a senior and mezzanine loan with the Company holding both positions. The mezzanine position of this loan, which had an outstanding principal balance of $13.1 million as of June 30, 2020, was on non-accrual status as of June 30, 2020 and therefore, the Unleveraged Effective Yield presented is for the senior position only as the mezzanine position is non-interest accruing.

(8)	Loan was on non-accrual status as of June 30, 2020 and therefore, there is no Unleveraged Effective Yield as the loan is non-interest accruing.

(9)	In February 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Alabama loan to August 2020.

(10)	In February 2020, the Company and the borrowers entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to August 2020.

(11)
In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of June 30, 2020. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(12)
The subordinated New York loan includes a $2.2 million loan to the borrower, for which such amount accrues interest at a per annum rate of 20.00% and has an initial maturity date of October 2020 upon the borrower exercising a 6-month extension option in April 2020 in accordance with the loan agreement. The remaining outstanding principal balance of the subordinated New York loan accrues interest at L + 14.00% and has an initial maturity date of May 2021.

(13)	In March 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the subordinated Hawaii loan to October 2020.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers and sponsors regarding the potential impacts of the COVID-19 pandemic on the Company’s loans. Some of the Company’s borrowers, in particular, borrowers with properties exposed to the hospitality, student housing and retail industries, have indicated that due to the impact of the COVID-19 pandemic, they may be unable to timely execute their business plans, are experiencing cash flow pressure, have had to temporarily close their businesses or have experienced other negative business consequences. Certain borrowers have requested temporary interest deferral or forbearance or other modifications of their loans. Based on these discussions with borrowers, the Company has made six loan modifications, representing an aggregate principal balance of $292.3 million, during the three months ended June 30, 2020. These modifications included deferrals or capitalization of interest, amendments in extension, future funding or performance tests, extension of the maturity date, repurposing of reserves or covenant waivers on loans secured by properties directly or indirectly impacted by the COVID-19 pandemic. None of these loan modifications met the requirements for accounting as troubled debt restructurings.

For the six months ended June 30, 2020, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2019	$1,682,498
Initial funding	422,062
Origination fees and discounts, net of costs	(4,825)
Additional funding	36,170
Amortizing payments	(1,095)
Loan payoffs	(244,104)
Loans transferred to held for sale (1)	(100,300)
Origination fee accretion	3,643
Balance at June 30, 2020	$1,794,049

_________________________

(1)
In June 2020, the Company entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $31.5 million, which is collateralized by a hotel property located in Minnesota. As of June 30, 2020, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and is carried at fair value in the Company's consolidated balance sheets. The Company recognized an unrealized loss of $2.2 million in the Company's consolidated statements of operations upon reclassifying the loan to held for sale as the carrying value exceeded fair value as determined by the agreed upon sale price of the loan. In addition, as of June 30, 2020, it was the Company’s intent to sell two senior mortgage loans to a third party with outstanding principal of $39.7 million and $29.6 million, respectively, which are collateralized by multifamily properties located in Illinois and Texas, respectively. As such, the two loans were reclassified from held for investment to held for sale and are carried at fair value in the Company’s consolidated balance sheets. The Company recognized a net unrealized loss of $1.8 million in the Company’s consolidated statements of operations upon reclassifying these two loans to held for sale as the carrying value exceeded fair value as determined by the anticipated transaction prices with the third party. The three senior mortgage loans discussed above were previously classified as held for investment and are being sold in order to rebalance and optimize the Company’s loan portfolio. See Note 16 included in these consolidated financial statements for a subsequent event related to the sale of these senior mortgage loans.

As of June 30, 2020, all loans held for investment were paying in accordance with their contractual terms. As of June 30, 2020, the Company had three loans held for investment on non-accrual status due to the impact of the COVID-19 pandemic with a carrying value of $68.7 million.

4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Estimating the CECL Reserve requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) capital senior to the Company when the Company is the subordinate lender, (iv) certain risk drivers of loans, including change in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type, geographic location and (v) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession; however, the short and long-term economic implications of the COVID-19 pandemic and its financial impact on the Company are highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses decreased from March 31, 2020 to June 30, 2020 due to changes in the portfolio, including payoffs and transfers to loans held for sale, shorter average remaining loan term and, to a lesser extent, the slight forecasted improvement in macroeconomic factors toward the end of 2020. The CECL Reserve takes into consideration the macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment.

As of June 30, 2020, the Company’s CECL Reserve for its loans held for investment portfolio is $28.2 million or 137 basis points of the Company’s total loans held for investment commitment balance of $2.1 billion and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held for investment of $26.1 million and a liability for unfunded commitments of $2.1 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three and six months ended June 30, 2020 was as follows ($ in thousands):

Balance at March 31, 2020	$29,143
Provision for current expected credit losses	(3,080)
Write-offs	—
Recoveries	—
Balance at June 30, 2020 (1)	$26,063

Balance at December 31, 2019	$—
Impact of adoption of CECL	4,440
Provision for current expected credit losses	21,623
Write-offs	—
Recoveries	—
Balance at June 30, 2020 (1)	$26,063
______________________________

(1)	As of June 30, 2020, the CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company's consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three and six months ended June 30, 2020 was as follows ($ in thousands):

Balance at March 31, 2020	$3,025
Provision for current expected credit losses	(926)
Write-offs	—
Recoveries	—
Balance at June 30, 2020 (1)	$2,099

Balance at December 31, 2019	$—
Impact of adoption of CECL	611
Provision for current expected credit losses	1,488
Write-offs	—
Recoveries	—
Balance at June 30, 2020 (1)	$2,099
______________________________

(1)	As of June 30, 2020, the CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company's consolidated balance sheets.

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

The risk ratings are primarily based on historical data as well as taking into account future economic conditions.

As of June 30, 2020, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Risk rating:
1	$—	$—	$—	$—	$—	$—	$—
2	—	161,428	26,390	57,587	—	—	245,405
3	399,496	462,483	294,184	217,245	16,457	—	1,389,865
4	—	—	100,283	23,296	—	35,200	158,779
5	—	—	—	—	—	—	—
Total	$399,496	$623,911	$420,857	$298,128	$16,457	$35,200	$1,794,049

Accrued Interest Receivable

The Company elected not to measure a current expected credit loss reserve on accrued interest receivable. As of June 30, 2020, interest receivable of $8.6 million is included within other assets in the Company's consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

The following table summarizes the Company’s real estate owned as of June 30, 2020 and December 31, 2019 ($ in thousands):

	As of
	June 30, 2020	December 31, 2019
Land	$10,200	$10,200
Buildings and improvements	24,281	24,281
Furniture, fixtures and equipment	4,324	4,087
	38,805	38,568
Less: Accumulated depreciation	(1,112)	(667)
Real estate owned, net	$37,693	$37,901

As of June 30, 2020, no impairment charges have been recognized for real estate owned.

For the three and six months ended June 30, 2020, the Company incurred depreciation expense of $224 thousand and $445 thousand, respectively. For the three and six months ended June 30, 2019, the Company incurred depreciation expense of $188 thousand and $242 thousand, respectively. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the U.S. Bank Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of June 30, 2020 and December 31, 2019, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	June 30, 2020			December 31, 2019
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$465,388	$500,000		$360,354	$500,000
Citibank Facility	120,507	325,000		126,603	325,000
BAML Facility	—	—	(1)	36,280	36,280	(1)
CNB Facility	50,000	50,000	(2)	30,500	50,000	(2)
MetLife Facility	84,548	180,000		131,807	180,000
U.S. Bank Facility	39,177	185,989		43,045	185,989
Morgan Stanley Facility	117,222	150,000		—	—
Subtotal	$876,842	$1,390,989		$728,589	$1,277,269

Notes Payable	$56,155	$84,155		$56,155	$84,155

Secured Term Loan	$110,000	$110,000		$110,000	$110,000
Total	$1,042,997	$1,585,144		$894,744	$1,471,424

______________________________

(1)
In May 2019, the Company’s borrowing period for new individual loans under the BAML Facility (as defined below) expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of December 31, 2019 represented the outstanding balance under the facility at the time the borrowing period expired. In June 2020, the BAML Facility was repaid in full and its term was not extended.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is December 14, 2020, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2023. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For both the three and six months ended June 30, 2020, the Company incurred a non-utilization fee of $19 thousand. For the three and six months ended June 30, 2019, the Company incurred a non-utilization fee of $179 thousand and $312 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 13, 2021, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. For the three and six months ended June 30, 2020, the Company incurred a non-utilization fee of $127 thousand and $257 thousand, respectively. For the three and six months ended June 30, 2019, the Company incurred a non-utilization fee of $81 thousand and $169 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

BAML Facility

The Company was party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company was able to obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America approved the loans on which advances were made under the BAML Facility in its sole discretion. The Company was able to request individual loans under the facility up to May 23, 2019 and the term of the borrowing period was not extended. Individual advances under the BAML Facility had a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. At the time the term of the borrowing period expired, the Company had one individual advance outstanding in the amount of $36.3 million that had a maturity date of September 5, 2019 per the original terms of the BAML Facility. In September 2019, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to December 4, 2019. In addition, in December 2019, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to March 3, 2020. In addition, effective February 2020, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to July 1, 2020. In June 2020, the BAML Facility was repaid in full and its term was not extended. Advances under the BAML Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.00%, subject to certain exceptions. The Company incurred a non-utilization fee of 12.5 basis points per annum up to May 23, 2019 on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility was utilized. For the three and six months ended June 30, 2020, the Company did not incur a non-utilization fee. For the three and six months ended June 30, 2019, the Company incurred a non-utilization fee of $16 thousand and $43 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2020, the Company exercised a 12-month extension option on the CNB Facility to extend the initial maturity date to March 10, 2021. In June 2019, the Company amended the CNB Facility to, among other things, (1) add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year, (2) add two additional 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the CNB Facility to March 10, 2022 and (3) decrease the interest rate on advances to a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Previously the interest rate on advances was a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For both the three and six months ended June 30, 2020, the Company incurred a non-utilization fee of $32 thousand. For the three and six months ended June 30, 2019, the Company incurred a non-utilization fee of $33 thousand and $78 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 12, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 12, 2022. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility to the extent less than 65% of the MetLife Facility is utilized. For both the three and six months ended June 30, 2020, the Company incurred a non-utilization fee of $3 thousand. For the three and six months ended June 30, 2019, the Company did not incur a non-utilization fee. See Note 16 included in these consolidated financial statements for a subsequent event related to the MetLife Facility.

U.S. Bank Facility

The Company is party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank may approve the mortgage loans that are subject to the U.S. Bank Facility in its sole discretion. The initial maturity date of the U.S. Bank Facility is July 31, 2020, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the U.S. Bank Facility to July 31, 2022. Advances under the U.S. Bank Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility is utilized. For the three and six months ended June 30, 2020, the Company incurred a non-utilization fee of $92 thousand and $182 thousand, respectively. For the three and six months ended June 30, 2019, the Company incurred a non-utilization fee of $57 thousand and $67 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations. See Note 16 included in these consolidated financial statements for a subsequent event related to the U.S. Bank Facility.

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
Notes Payable

Certain of the Company’s subsidiaries are party to three separate non-recourse note agreements (the “Notes Payable”) with the lenders referred to therein, consisting of (1) a $32.4 million note that was closed in May 2019, which is secured by a $40.5 million senior mortgage loan held by the Company on an industrial property located in North Carolina, (2) a $28.3 million note that was closed in June 2019, which is secured by a hotel property located in New York that is recognized as real estate owned in the Company’s consolidated balance sheets and (3) a $23.5 million note that was closed in November 2019, which is secured by a $34.6 million senior mortgage loan held by the Company on a multifamily property located in South Carolina.

The initial maturity date of the $32.4 million note is March 5, 2024, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date to March 5, 2025. Advances under the $32.4 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of June 30, 2020, the total outstanding principal balance of the note was $27.9 million.

The maturity date of the $28.3 million note is June 10, 2024, subject to one 6-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, which, if exercised, would extend the maturity date to December 10, 2024. The loan may be prepaid at any time subject to the payment of a prepayment fee, if applicable. Initial advances under the $28.3 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%. If the hotel property that collateralizes the $28.3 million note achieves certain financial performance hurdles, the interest rate on advances will decrease to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The $28.3 million loan amount may be increased to up to $30.0 million to fund certain construction costs of improvements at the hotel, subject to the satisfaction of certain conditions and the payment of a commitment fee. As of June 30, 2020, the total outstanding principal balance of the note was $28.3 million.

The initial maturity date of the $23.5 million note is September 5, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to September 5, 2024. Advances under the $23.5 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.75%. As of June 30, 2020, there was no outstanding principal balance on the note.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The initial maturity date of the Secured Term Loan is December 22, 2020, subject to one 12-month extension, which may be exercised at the Company’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three and six months ended June 30, 2020, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 6.2% and 6.8%, respectively. For both the three and six months ended June 30, 2019, the estimated per annum effective interest rate of the Secured Term Loan was 8.2%.

7.   SECURED BORROWINGS

Certain of the Company’s subsidiaries are party to three separate secured borrowing arrangements related to transferred loans, consisting of (1) a secured borrowing that was closed in February 2020, which is secured by a $24.4 million senior mortgage loan on an office property located in North Carolina that was originated by the Company, (2) a secured borrowing that was closed in June 2020, which is secured by a $24.9 million subordinated loan on a multifamily property located in Florida that was originated by the Company and (3) a secured borrowing that was closed in June 2020, which is secured by a $12.6 million subordinated loan on a multifamily property located in Florida that was originated by the Company (collectively, the “Secured Borrowings”).
In April 2019, the Company originated a $30.5 million loan on an office property located in North Carolina, which was bifurcated between a $24.4 million senior mortgage loan and a $6.1 million mezzanine loan. In February 2020, the Company transferred its interest in the $24.4 million senior mortgage loan to a third party and retained the $6.1 million mezzanine loan. The Company evaluated whether the transfer of the $24.4 million senior mortgage loan met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of effective control – and determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing is May 5, 2023, subject to one 12-month extension, which may be exercised at the transferee’s option, which, if exercised, would extend the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of June 30, 2020, the total outstanding principal balance of the secured borrowing was $10.6 million.
In June 2020, the Company originated a $91.8 million senior mortgage loan on a multifamily property located in Florida, which the Company subsequently bifurcated between a $66.9 million senior participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $24.9 million subordinated participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $24.9 million subordinated participation to a third party and retained the $66.9 million senior participation. The Company evaluated whether the transfer of the $24.9 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $66.9 million senior participation and the $24.9 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $91.8 million senior mortgage loan are not allocated pro rata to the participation holders and there is a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.9 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.9 million secured borrowing is June 5, 2022, subject to one 12-month extension, which may be exercised at the borrower’s option, which, if exercised, would extend the maturity date to June 5, 2023. As of June 30, 2020, the total outstanding principal balance of the secured borrowing was $24.9 million.
In June 2020, the Company closed the purchase of a $46.7 million senior mortgage loan on a multifamily property located in Florida (see Note 13), which the Company subsequently bifurcated between a $34.1 million senior participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $12.6 million subordinated participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $12.6 million subordinated participation to a third party and retained the $34.1 million senior participation. The Company evaluated whether the transfer of the $12.6 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $34.1 million senior participation and the $12.6 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $46.7 million senior mortgage loan are not allocated pro rata to the participation holders and there is a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $12.6 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $12.6 million secured borrowing is June 5, 2022, subject to one 12-month extension, which may be exercised at the borrower’s option, which, if exercised, would extend the maturity date to June 5, 2023. As of June 30, 2020, the total outstanding principal balance of the secured borrowing was $12.6 million.
8.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy and the Company’s business is uncertain. As of June 30, 2020, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of the COVID-19 pandemic, however, if the global pandemic continues and market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of June 30, 2020 and December 31, 2019, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment or loans held for sale ($ in thousands):

	As of
	June 30, 2020	December 31, 2019
Total commitments	$2,159,821	$1,909,084
Less: funded commitments	(1,907,021)	(1,692,894)
Total unfunded commitments	$252,800	$216,190

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of June 30, 2020, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

9.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the six months ended June 30, 2020, the Company did not issue or sell any shares of common stock under the Equity Distribution Agreement.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of June 30, 2020:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2019	12,332	211,467	61,594	285,393
Granted	42,985	—	59,457	102,442
Vested	(10,664)	(54,775)	(9,944)	(75,383)
Forfeited	—	(76,602)	(2,600)	(79,202)
Balance at June 30, 2020	44,653	80,090	108,507	233,250

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
2020	22,329	10,967	—	33,296
2021	22,324	40,047	36,176	98,547
2022	—	29,076	36,171	65,247
2023	—	—	36,160	36,160
2024	—	—	—	—
Total	44,653	80,090	108,507	233,250

10.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2020 and 2019 ($ in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$9,768	$9,755	$(7,495)	$18,296
Divided by:
Basic weighted average shares of common stock outstanding:	33,316,933	28,599,282	32,607,442	28,580,658
Weighted average non-vested restricted stock and RSUs (1)	222,647	264,483	—	241,943
Diluted weighted average shares of common stock outstanding:	33,539,580	28,863,765	32,607,442	28,822,601
Basic earnings (loss) per common share	$0.29	$0.34	$(0.23)	$0.64
Diluted earnings (loss) per common share	$0.29	$0.34	$(0.23)	$0.63
_____________________________

(1)
For the six months ended June 30, 2020, the weighted average non-vested restricted stock and RSUs of 222,835 shares were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

11.   INCOME TAX

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

The income tax provision for the Company and the TRSs consisted of the following for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Current	$85	$140	$103	$146
Deferred	—	18	(99)	18
Excise tax	75	60	165	150
Total income tax expense, including excise tax	$160	$218	$169	$314

For the three and six months ended June 30, 2020, the Company incurred an expense of $75 thousand and $165 thousand, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2019, the Company incurred an expense of $60 thousand and $150 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of June 30, 2020, tax years 2016 through 2020 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

12.   FAIR VALUE

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

Recurring Fair Value Measurements

As of June 30, 2020, the Company had three loans held for sale. Loans held for sale are required to be recorded at fair value on a recurring basis in accordance with GAAP. The Company determined the fair value based on the anticipated transaction prices to be received from the respective third parties that are expected to purchase the loans and are classified as Level 3 in the fair value hierarchy as the loans are not traded in an active market. During the quarter, the loans were transferred into Level 3 with a total carrying value of $100.3 million. Upon transfer, the Company recorded the loans at fair value, which resulted in the recognition of an aggregate net unrealized loss of $4.0 million and an ending aggregate fair value of $96.4 million as of June 30, 2020.

As of June 30, 2020, the Company did not have any financial liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis. As of December 31, 2019, the Company did not have any financial and nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

As of June 30, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2020 and December 31, 2019, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		June 30, 2020		December 31, 2019
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,794,049	$1,777,110	$1,682,498	$1,692,894
Financial liabilities:
Secured funding agreements	2	$876,842	$876,842	$728,589	$728,589
Notes payable	3	54,819	56,155	54,708	56,155
Secured term loan	3	109,588	107,686	109,149	110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	443,467	431,782	443,177	445,600
Secured borrowings	3	47,533	48,055	—	—

The carrying values of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses, which are all categorized as Level 2 within the fair value hierarchy, approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Company determined the fair value of loans held for investment based on a discounted cash flow methodology, taking into consideration various factors including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and comparable selling prices in the market. The Secured Funding Agreements are recorded at outstanding principal, which is the Company’s best estimate of the fair value. The Company determined the fair value of the Notes Payable, Secured Term Loan, collateralized loan obligation (“CLO”) securitization debt and Secured Borrowings based on a discounted cash flow methodology.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 9 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For both the three and six months ended June 30, 2020, the Company incurred incentive fees of $303 thousand. For both the three and six months ended June 30, 2019, the Company incurred incentive fees of $674 thousand.

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

The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2020 and 2019 and amounts payable to the Company’s Manager as of June 30, 2020 and December 31, 2019 ($ in thousands):

	Incurred				Payable
	For the three months ended June 30,		For the six months ended June 30,		As of
	2020	2019	2020	2019	June 30, 2020	December 31, 2019
Affiliate Payments
Management fees	$1,849	$1,578	$3,621	$3,152	$1,849	$1,581
Incentive fees	303	674	303	674	303	378
General and administrative expenses	1,038	771	2,089	1,430	1,038	789
Direct costs (1)	15	77	68	129	27	13
Total	$3,205	$3,100	$6,081	$5,385	$3,217	$2,761
______________________________________________________________________________

(1)	For the three and six months ended June 30, 2020 and 2019, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the total outstanding principal balance for co-investments held by the Company was $43.2 million and $40.9 million, respectively.

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

In June 2020, the Company purchased a senior mortgage loan from the Ares Warehouse Vehicle with a commitment amount of $46.7 million on a multifamily property located in Florida. At the June 2020 purchase date, the senior mortgage loan had a total outstanding principal balance of $46.2 million, which is included within loans held for investment in the Company’s consolidated balance sheets.
14.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2020 and 2019 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
June 19, 2020	June 30, 2020	July 15, 2020	$0.33	$11,072
February 20, 2020	March 31, 2020	April 15, 2020	0.33	11,057
Total cash dividends declared for the six months ended June 30, 2020			$0.66	$22,129

May 1, 2019	June 28, 2019	July 16, 2019	$0.33	$9,527
February 21, 2019	March 29, 2019	April 16, 2019	0.33	9,520
Total cash dividends declared for the six months ended June 30, 2019			$0.66	$19,047

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

As of June 30, 2020, the Notes were collateralized by interests in a pool of 14 mortgage assets having a total principal balance of $525.8 million (the “Mortgage Assets”) that were originated by a wholly-owned subsidiary of the Company and approximately $31.2 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2019, the Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of approximately $515.9 million that were originated by a wholly-owned subsidiary of the Company and approximately $41.1 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the reinvestment period ending on March 31, 2021, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of June 30, 2020, the Company’s maximum risk of loss was $111.4 million, which represents the carrying value of its investment in the CLO Securitization.

16.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2020, except as disclosed below.

On July 28, 2020, the Company closed the sale of a senior mortgage loan with outstanding principal of $31.5 million as of June 30, 2020, which is collateralized by a hotel property located in Minnesota. As of June 30, 2020, the loan was classified as held for sale and was carried at fair value of $29.1 million, which was equal to the final sale price.
On July 31, 2020, the U.S. Bank Facility matured. The U.S. Bank Facility had been repaid in full and its term was not extended.

On August 4, 2020, ACRC Lender ML LLC (“ACRC Lender ML”), a subsidiary of the Company, entered into an amendment to the MetLife Facility with Metropolitan Life Insurance Company. The purpose of the amendment to the MetLife Facility was to, among other things, extend the initial maturity date of the MetLife Facility to August 13, 2022. The initial maturity date of the MetLife Facility is subject to two one-year extensions (the first extension option extending the maturity date to August 13, 2023 and the second extension option extending the maturity date to August 13, 2024), each of which may be exercised at ACRC Lender ML's option, subject to the satisfaction of certain conditions and applicable extension fees being paid. The interest rate on advances with respect to loans financed under the MetLife Facility after the date of the amendment will increase to a rate of one-month LIBOR plus 2.50%. The interest rate on advances with respect to existing loans financed under the MetLife Facility will continue to be one-month LIBOR plus 2.30%, subject to certain exceptions. The non-utilization fee of 25 basis points per annum which is owed if less than 65% of the MetLife Facility is utilized will be waived for a period of nine months.

On August 5, 2020, the Company closed the sale of a senior mortgage loan with outstanding principal of $39.7 million as of June 30, 2020, which is collateralized by a multifamily property located in Illinois. As of June 30, 2020, the loan was classified as held for sale and was carried at fair value of $37.7 million, which was equal to the final sale price.

On August 5, 2020, the Company closed the sale of a senior mortgage loan with outstanding principal of $29.6 million as of June 30, 2020, which is collateralized by a multifamily property located in Texas. As of June 30, 2020, the loan was classified as held for sale and was carried at fair value of $29.6 million, which was equal to the final sale price.

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

•	whether, or how much, we or our borrowers have benefited or may benefit from government stimulus programs in response to the COVID-19 pandemic;

•	management’s current estimate of expected credit losses and current expected credit loss reserve;

•	the collectability and timing of cash flows, if any, from our investments;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	defaults by borrowers in paying amounts due on outstanding indebtedness and our ability to collect all amounts due according to the contractual terms of our investments;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	the amount of commercial mortgage loans requiring refinancing;

•	the demand for commercial real estate loans;

•	our expected investment capacity and available capital;

•	financing and advance rates for our target investments;

•	our expected leverage;

•	changes in interest rates, credit spreads and the market value of our investments;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;

•	effects of hedging instruments on our target investments;

•	rates of default or decreased recovery rates on our target investments;

•	rates of prepayments on our mortgage loans and the effect on our business of such prepayments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;

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

Developments During the Second Quarter of 2020:

•
ACRE originated a $91.8 million senior mortgage loan on a multifamily property located in Florida. Subsequent to the origination date, we bifurcated the senior mortgage loan between a $66.9 million senior participation and a $24.9 million subordinated participation. In June 2020, we transferred our interest in the $24.9 million subordinated participation to a third party and retained the $66.9 million senior participation. We determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, we did not derecognize the $24.9 million subordinated participation and recorded a secured borrowing liability in our consolidated balance sheets.

•
ACRE purchased a $46.7 million senior mortgage loan on a multifamily property located in Florida from the $200 million real estate debt warehouse investment vehicle maintained by an affiliate of our Manager (the “Ares Warehouse Vehicle”). Subsequent to the origination date, we bifurcated the senior mortgage loan between a $34.1 million senior participation and a $12.6 million subordinated participation. In June 2020, we transferred our interest in the $12.6 million subordinated participation to a third party and retained the $34.1 million senior participation. We determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, we did not derecognize the $12.6 million subordinated participation and recorded a secured borrowing liability in our consolidated balance sheets.

•
ACRE entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $31.5 million, which is collateralized by a hotel property located in Minnesota. As of June 30, 2020, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and is carried at fair value. ACRE recognized an unrealized loss of $2.2 million upon reclassifying the loan to held for sale as the carrying value exceeded fair value as determined by the agreed upon sale price of the loan.

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

Loans Held for Investment Portfolio

As of June 30, 2020, our portfolio included 50 loans held for investment, excluding 97 loans that were repaid, sold, converted to real estate owned or transferred to held for sale since inception. As of June 30, 2020, the aggregate originated commitment under these loans at closing was approximately $2.1 billion and outstanding principal was $1.8 billion. During the six months ended June 30, 2020, we funded approximately $458.2 million of outstanding principal, received repayments of $244.1 million of outstanding principal and transferred three loans to held for sale with outstanding principal of $100.8 million. As of June 30, 2020, 93.4% of our loans have LIBOR floors, with a weighted average floor of 1.77%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of June 30, 2020, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of June 30, 2020 ($ in thousands):

	As of June 30, 2020
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,702,425	$1,713,456	6.0%	(2)	6.3%	(3)	1.5
Subordinated debt and preferred equity investments	91,624	92,814	13.6%	(2)	13.6%	(3)	2.3
Total loans held for investment portfolio	$1,794,049	$1,806,270	6.4%	(2)	6.7%	(3)	1.5
_______________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of June 30, 2020 as weighted by the outstanding principal balance of each loan.

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of June 30, 2020 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of June 30, 2020).

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Total revenue	$17,982	$21,675	$39,116	$35,831
Total expenses	8,063	11,702	19,333	17,221
Provision for current expected credit losses	(4,007)	—	23,111	—
Unrealized losses on loans held for sale	3,998	—	3,998	—
Income (loss) before income taxes	9,928	9,973	(7,326)	18,610
Income tax expense, including excise tax	160	218	169	314
Net income (loss) attributable to common stockholders	$9,768	$9,755	$(7,495)	$18,296

The following tables set forth select details of our consolidated results of operations for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

Net Interest Margin

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Interest income from loans held for investment	$29,835	$29,993	$61,283	$57,979
Interest expense	(13,042)	(16,675)	(28,576)	(32,415)
Net interest margin	$16,793	$13,318	$32,707	$25,564

For the three months ended June 30, 2020 and 2019, net interest margin was approximately $16.8 million and $13.3 million, respectively. For the three months ended June 30, 2020 and 2019, interest income from loans held for investment of $29.8 million and $30.0 million, respectively, was generated by weighted average earning assets of $1.9 billion and $1.6 billion, respectively, offset by $13.0 million and $16.7 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the U.S. Bank Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below and excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, Secured Borrowings and securitization debt (as defined below) were $1.6 billion for the three months ended June 30, 2020 and $1.2 billion for the three months ended June 30, 2019. The increase in net interest margin for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the three months ended June 30, 2020 as well as the benefit received from the impact of LIBOR floors on our loans held for investment due to a decrease in 30-day LIBOR for the three months ended June 30, 2020. As of June 30, 2020, 93.4% of our loans held for investment as measured by outstanding principal balance have LIBOR floors, with a weighted average floor of 1.77%, calculated based on loans with LIBOR floors, while 14.0% of our borrowings have LIBOR floors, with a weighted average floor of 0.96%.

For the six months ended June 30, 2020 and 2019, net interest margin was approximately $32.7 million and $25.6 million, respectively. For the six months ended June 30, 2020 and 2019, interest income from loans held for investment of $61.3 million and $58.0 million, respectively, was generated by weighted average earning assets of $1.9 billion and $1.6 billion, respectively, offset by $28.6 million and $32.4 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable (excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, Secured Borrowings and securitization debt were $1.5 billion for the six months ended June 30, 2020 and $1.2 billion for the six months ended June 30, 2019. The increase in net interest margin for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the six months ended June 30, 2020 as well as the benefit received from the impact of LIBOR floors on our loans held for investment due to a decrease in 30-day LIBOR for the six months ended June 30, 2020.

Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the three months ended June 30, 2020 and 2019, revenue from real estate owned was $1.2 million and $8.4 million, respectively. Revenues consist of room sales, food and beverage sales and other hotel revenues. The decrease in revenue from real estate owned for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is primarily due to the impact of the COVID-19 pandemic, which significantly reduced occupancy and overall revenue at the hotel property for the three months ended June 30, 2020. For the six months ended June 30, 2020 and 2019, revenue from real estate owned was $6.4 million and $10.3 million, respectively. The decrease in revenue from real estate owned for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is primarily due to the impact of the COVID-19 pandemic, which significantly reduced occupancy and overall revenue at the hotel property for the six months ended June 30, 2020. This was partially offset due to the inclusion of a full six months of operations for the six months ended June 30, 2020, whereas the six months ended June 30, 2019 only included approximately four months of operations as the hotel property was acquired on March 8, 2019.

Operating Expenses

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Management and incentive fees to affiliate	$2,152	$2,252	$3,924	$3,826
Professional fees	660	532	1,563	1,011
General and administrative expenses	959	1,029	1,827	2,148
General and administrative expenses reimbursed to affiliate	1,038	771	2,089	1,430
Expenses from real estate owned	3,254	7,118	9,930	8,806
Total expenses	$8,063	$11,702	$19,333	$17,221

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the decrease in operating expenses for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.

Related Party Expenses

For the three months ended June 30, 2020, related party expenses included $2.2 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $1.8 million in management fees and $0.3 million in incentive fees. For the three months ended June 30, 2020, related party expenses also included $1.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended June 30, 2019, related party expenses included $2.3 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $1.6 million in management fees and $0.7 million in incentive fees. For the three months ended June 30, 2019, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily relates to an increase in our stockholders’ equity for the three months ended June 30, 2020 as a result of the public offering of 4,600,000 shares of our common stock in January 2020, which generated net proceeds of approximately $72.9 million. The decrease in incentive fees for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily relates to our Core Earnings (as defined below) for the twelve months ended June 30, 2020 exceeding the 8% minimum return by a lower margin than the twelve months ended June 30, 2019. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. The increase in allocable general and administrative expenses due to our Manager for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

For the six months ended June 30, 2020, related party expenses included $3.9 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $3.6 million in management fees and $0.3 million in incentive fees. For the six months ended June 30, 2020, related party expenses also included $2.1 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the six months ended June 30, 2019, related party expenses included $3.8 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $3.2 million in management fees and $0.7 million in incentive fees. For the six months ended June 30, 2019, related party expenses also included $1.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily relates to an increase in our stockholders’ equity for the six months ended June 30, 2020 as a result of the public offering of 4,600,000 shares of our common stock in January 2020, which generated net proceeds of approximately $72.9 million. The decrease in incentive fees for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily relates to our Core Earnings for the twelve months ended June 30, 2020 exceeding the 8% minimum return by a lower margin than the twelve months ended June 30, 2019. The increase in allocable general and administrative expenses due to our Manager for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For the three months ended June 30, 2020 and 2019, professional fees were $0.7 million and $0.5 million, respectively. The increase in professional fees for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily relates to an increase in our use of third party professionals due to changes in transaction activity year over year. For both the three months ended June 30, 2020 and 2019, general and administrative expenses were $1.0 million.

For the six months ended June 30, 2020 and 2019, professional fees were $1.6 million and $1.0 million, respectively. The increase in professional fees for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily relates to an increase in our use of third-party professionals due to changes in transaction activity year over year. For the six months ended June 30, 2020 and 2019, general and administrative expenses were $1.8 million and $2.1 million, respectively. The decrease in general and administrative expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily relates to a decrease in stock-based compensation expense due to the reversal of previously recognized expense related to restricted stock forfeitures for the six months ended June 30, 2020.

Expenses From Real Estate Owned

For the three and six months ended June 30, 2020 and 2019, expenses from real estate owned was comprised of the following ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Hotel operating expenses	$2,611	$6,833	$8,654	$8,467
Interest expense on note payable	419	97	831	97
Depreciation expense	224	188	445	242
Expenses from real estate owned	$3,254	$7,118	$9,930	$8,806

For the three months ended June 30, 2020 and 2019, hotel operating expenses were $2.6 million and $6.8 million, respectively. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. The decrease in hotel operating expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is primarily due to the impact of the COVID-19 pandemic, which significantly reduced occupancy and forced us to implement plans to reduce overall operating expenses at the hotel property for the three months ended June 30, 2020. For the three months ended June 30, 2020 and 2019, interest expense on our note payable was $0.4 million and $0.1 million, respectively. For the three months ended June 30, 2020 and 2019, the weighted average borrowings under the Note Payable on the hotel property was

$28.3 million and $6.5 million, respectively. For both the three months ended June 30, 2020 and 2019, depreciation expense was $0.2 million.

For the six months ended June 30, 2020 and 2019, hotel operating expenses were $8.7 million and $8.5 million, respectively. The increase in hotel operating expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is primarily due to the inclusion of a full six months of operations for the six months ended June 30, 2020, whereas the six months ended June 30, 2019 only included approximately four months of operations as the hotel property was acquired on March 8, 2019. This was partially offset by the impact of the COVID-19 pandemic, which significantly reduced occupancy and forced us to implement plans to reduce overall operating expenses at the hotel property for the six months ended June 30, 2020. For the six months ended June 30, 2020 and 2019, interest expense on our note payable was $0.8 million and $0.1 million, respectively. For the six months ended June 30, 2020 and 2019, the weighted average borrowings under the Note Payable on the hotel property was $28.3 million and $3.3 million, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense was $0.4 million and $0.2 million, respectively. The increase in depreciation expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is primarily due to the inclusion of a full six months of depreciation expense for the six months ended June 30, 2020, whereas the six months ended June 30, 2019 only included approximately four months of depreciation expense as the hotel property was acquired on March 8, 2019.

Provision for Current Expected Credit Losses

We adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. For the three and six months ended June 30, 2020, the provision for current expected credit losses was $(4.0) million and $23.1 million, respectively. Management’s current estimate of expected credit losses decreased from March 31, 2020 to June 30, 2020 due to changes in the portfolio, including payoffs and transfers to loans held for sale, shorter average remaining loan term and, to a lesser extent, the slight forecasted improvement in macroeconomic factors toward the end of 2020.

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

Unrealized Losses on Loans Held for Sale

In June 2020, we entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $31.5 million, which was collateralized by a hotel property located in Minnesota. As of June 30, 2020, the sale had not yet closed and the loan was reclassified from held for investment to held for sale. We recognized an unrealized loss of $2.2 million in our consolidated statements of operations upon reclassifying the loan to held for sale as the carrying value exceeded fair value as determined by the agreed upon sale price of the loan. In addition, as of June 30, 2020, it was our intent to sell two senior mortgage loans to a third party with outstanding principal of $39.7 million and $29.6 million, respectively, which are collateralized by multifamily properties located in Illinois and Texas, respectively. As such, the two loans were reclassified from held for investment to held for sale. We recognized a net unrealized loss of $1.8 million in our consolidated statements of operations upon reclassifying these two loans to held for sale as the carrying value exceeded fair value as determined by the anticipated transaction prices with the third party.

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

We are focused on preserving our liquidity in order to satisfy our cash requirements, including future commitments to fund on our loans, make interest, principal and other payments pursuant to our financing obligations and to potentially originate new loans and make opportunistic new investments. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of enhancing our liquidity will be financing, to the extent available to us, through credit, secured funding and other lending facilities, other sources of private financing, including warehouse and repurchase facilities, and public or private offerings of our equity or debt securities. On July 19, 2019, we filed a registration statement on Form S-3 with the SEC, which became effective on August 2, 2019, in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.25 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our “At the Market Stock Offering Program” which was established in November 2019 pursuant to which we may sell, from time to time, up to $100.0 million of shares of our common stock. Furthermore, we have sold, and may continue to sell certain of our mortgage loans, or interests therein, in order to manage liquidity needs. Subject to maintaining our qualification as a REIT, we may also change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or making dividends that are payable in cash and shares of our common stock for some period of time. We are also able to access additional liquidity through the reinvestment provisions in our collateralized loan obligation securitization debt (“CLO Securitization”), which allows us to replace mortgage assets in our CLO Securitization which have repaid, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets. There can be no assurance that the conditions for reinvestment will be satisfied and whether our CLO Securitization will acquire any additional mortgage assets.

Ares Management or one of its investment vehicles, including the Ares Warehouse Vehicle, may originate mortgage loans and we may have the opportunity to purchase such loans that are determined by our Manager in good faith to be appropriate for us, once we have sufficient available liquidity. Ares Management or one of its investment vehicles may also acquire mortgage loans from us.

As of August 5, 2020, we had approximately $80 million in unrestricted cash.

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

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2020 and 2019 ($ in thousands):

	For the six months ended June 30,
	2020	2019
Net income (loss)	$(7,495)	$18,296
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	21,658	(1,961)
Net cash provided by (used in) operating activities	14,163	16,335
Net cash provided by (used in) investing activities	(193,035)	(67,276)
Net cash provided by (used in) financing activities	246,224	45,067
Change in cash, cash equivalents and restricted cash	$67,352	$(5,874)

During the six months ended June 30, 2020 and 2019, cash, cash equivalents and restricted cash increased (decreased) by $67.4 million and $(5.9) million, respectively.

Operating Activities

For the six months ended June 30, 2020 and 2019, net cash provided by operating activities totaled $14.2 million and $16.3 million, respectively. For the six months ended June 30, 2020, adjustments to net loss related to operating activities primarily included the provision for current expected credit losses of $23.1 million, accretion of deferred loan origination fees and costs of $3.6 million, amortization of deferred financing costs of $3.3 million and change in other assets of $4.7 million. For the six months ended June 30, 2019, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $3.2 million and amortization of deferred financing costs of $3.3 million.

Investing Activities

For the six months ended June 30, 2020 and 2019, net cash used in investing activities totaled $193.0 million and $67.3 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment exceeding the cash received from principal repayment of loans held for investment for the six months ended June 30, 2020.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities totaled $246.2 million and primarily related to proceeds from our Secured Funding Agreements of $355.1 million, proceeds from Secured Borrowings of $48.1 million and proceeds from the sale of our common stock of $73.2 million, partially offset by repayments of our Secured Funding Agreements of $206.8 million and dividends paid of $20.6 million. For the six months ended June 30, 2019, net cash provided by financing activities totaled $45.1 million and primarily related to proceeds from our Secured Funding Agreements of $279.4 million, proceeds from Notes Payable of $56.2 million and proceeds from the issuance of debt of consolidated VIEs of $172.7 million, partially offset by repayments of our Secured Funding Agreements of $439.8 million and dividends paid of $18.4 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	June 30, 2020					December 31, 2019
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000	$465,388	LIBOR+1.45 to 2.25%	December 14, 2020	(1)	$500,000	$360,354	LIBOR+1.45 to 2.25%	December 14, 2020	(1)
Citibank Facility	325,000	120,507	LIBOR+1.50 to 2.50%	December 13, 2021	(2)	325,000	126,603	LIBOR+1.50 to 2.50%	December 13, 2021	(2)
BAML Facility	—	—	—	—	(3)	36,280	36,280	LIBOR+2.00%	March 3, 2020	(3)
CNB Facility	50,000	50,000	LIBOR+2.65%	March 10, 2021	(4)	50,000	30,500	LIBOR+2.65%	March 11, 2020	(4)
MetLife Facility	180,000	84,548	LIBOR+2.10 to 2.30%	August 12, 2020	(5)	180,000	131,807	LIBOR+2.30%	August 12, 2020	(5)
U.S. Bank Facility	185,989	39,177	LIBOR+1.65 to 2.25%	July 31, 2020	(6)	185,989	43,045	LIBOR+1.65 to 2.25%	July 31, 2020	(6)
Morgan Stanley Facility	150,000	117,222	LIBOR+1.75 to 2.85%	January 16, 2023	(7)	—	—	—	—
Subtotal	$1,390,989	$876,842				$1,277,269	$728,589

Notes Payable	$84,155	$56,155	LIBOR+2.50 to 3.75%	(8)		$84,155	$56,155	LIBOR+2.50 to 3.75%	(8)

Secured Term Loan	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(9)	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(9)
Total	$1,585,144	$1,042,997				$1,471,424	$894,744
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

(3)
Individual advances on loans under the Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) generally had a two-year maturity, subject to a 12-month extension at our option provided that certain conditions were met and applicable extension fees were paid. In May 2019, our borrowing period for new individual loans under the BAML Facility expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of December 31, 2019 represented the outstanding balance under the facility at the time the borrowing period expired. In June 2020, the BAML Facility was repaid in full and its term was not extended.

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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of June 30, 2020, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of June 30, 2020, the carrying amount and outstanding principal of our CLO Securitization was $443.5 million and $445.6 million, respectively. See Note 15 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

Secured Borrowings

As of June 30, 2020, the carrying amount and outstanding principal of our secured borrowings was $47.5 million and $48.1 million, respectively. See Note 7 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our secured borrowings.

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

RECENT DEVELOPMENTS

As of the filing date of this Quarterly Report, there is an outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many states, including those in which we and our borrowers operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. The COVID-19 pandemic (including the preventative measures taken by governments and businesses in response thereto) may (i) create significant business disruption issues for us, and (ii) materially and adversely impact the value of our portfolio of loan investments and the ability of the borrowers to which we lend to continue to meet loan covenants or to make payments on their loans on a timely basis or at all, which may require us to restructure our loan investments or increase our CECL Reserve.

On July 28, 2020, we closed the sale of a senior mortgage loan with outstanding principal of $31.5 million as of June 30, 2020, which is collateralized by a hotel property located in Minnesota. As of June 30, 2020, the loan was classified as held for sale and was carried at fair value of $29.1 million, which was equal to the final sale price.
On July 31, 2020, the U.S. Bank Facility matured. The U.S. Bank Facility had been repaid in full and its term was not extended.

On August 4, 2020, ACRC Lender ML LLC (“ACRC Lender ML”), a subsidiary of ours, entered into an amendment to the MetLife Facility with Metropolitan Life Insurance Company. The purpose of the amendment to the MetLife Facility was to, among other things, extend the initial maturity date of the MetLife Facility to August 13, 2022. The initial maturity date of the MetLife Facility is subject to two one-year extensions (the first extension option extending the maturity date to August 13, 2023 and the second extension option extending the maturity date to August 13, 2024), each of which may be exercised at ACRC Lender ML's option, subject to the satisfaction of certain conditions and applicable extension fees being paid. The interest rate on advances with respect to loans financed under the MetLife Facility after the date of the amendment will increase to a rate of one-month LIBOR plus 2.50%. The interest rate on advances with respect to existing loans financed under the MetLife Facility will continue to be one-month LIBOR plus 2.30%, subject to certain exceptions. The non-utilization fee of 25 basis points per annum which is owed if less than 65% of the MetLife Facility is utilized will be waived for a period of nine months.

On August 5, 2020, we closed the sale of a senior mortgage loan with outstanding principal of $39.7 million as of June 30, 2020, which is collateralized by a multifamily property located in Illinois. As of June 30, 2020, the loan was classified as held for sale and was carried at fair value of $37.7 million, which was equal to the final sale price.

On August 5, 2020, we closed the sale of a senior mortgage loan with outstanding principal of $29.6 million as of June 30, 2020, which is collateralized by a multifamily property located in Texas. As of June 30, 2020, the loan was classified as held for sale and was carried at fair value of $29.6 million, which was equal to the final sale price.

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

The following table estimates the hypothetical increases/(decreases) in net income (loss) for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR as of June 30, 2020 and (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of June 30, 2020 ($ in millions):

Change in 30-Day LIBOR	Increase/(Decrease) in Net Income (Loss)
Up 100 basis points	$(12.1)
Up 50 basis points	$(6.2)
LIBOR at 0 basis points	$1.9
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2020, we were not subject to any material pending legal proceedings. If the global pandemic continues and market conditions worsen, litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The rapid development and fluidity of the ongoing COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. In addition to the foregoing, COVID-19 may exacerbate the potential adverse effects on our business, financial performance, operating results, cash flows and financial condition described in the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission.

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our business and operations.

As of the filing date of this Quarterly Report, there is an outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many states, including those in which we and our borrowers operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. While several countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.

The COVID-19 pandemic is having a particularly adverse impact on industries whose properties serve as collateral for some of our portfolio of loan investments. Certain of our investments in loans collateralized by properties within other industries have also been significantly impacted by the COVID-19 pandemic. The inability of our borrowers’ tenants to pay rent on their leases or our borrowers’ inability to re-lease space that becomes vacant, may adversely impact the ability of the borrowers to which we lend to continue to meet loan covenants or to make payments on their loans on a timely basis or at all. We may seek to restructure our loan investments and amend the terms, including the payment terms, which could cause us to incur losses. Potential declines in value and net operating income at properties that serve as collateral for our portfolio of loan investments significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, we or certain of our borrowers have benefited or may benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance.

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

Despite actions of the United States federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic and other factors have contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock. The volatility and disruption to the global economy from the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our loan investments. The illiquidity of our loan investments may make it difficult for us to sell such loan investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our loan investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our loan investments as a result, may affect the pace of our investment activity and the size of our portfolio, which may have an adverse impact on our financial condition or results of operations, including our total interest income.

The effects on our portfolio of loan investments described above may require us to increase the current expected credit loss (“CECL”) reserve in our consolidated balance sheets (“CECL Reserve”) related to certain of our investments, and may in the future require us to undertake similar actions with respect to other of our investments. As a result of the impact of the COVID-19 pandemic and other factors, from January 1, 2020 to March 31, 2020 we increased, and may continue to increase, our assessment of CECL on our loans held for investment. Our loans held for investment are carried at cost, net of unamortized loan fees and origination costs, however, under the CECL methodology we adopted pursuant to Accounting Standards Update No. 2016-13, we are required to estimate expected credit losses on such loans using a range of historical experience adjusted for current conditions. Based on certain factors, our current estimate of expected credit losses has decreased from March 31, 2020 to June 30, 2020, and may continue to fluctuate as the impact of the COVID-19 pandemic develops and we receive additional collateral financial data.

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

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	August 6, 2020	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)