Form 10-Q
period 2020-09-30
Ares Commercial Real Estate Corp
filed 2020-10-29
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2020
Common stock, $0.01 par value	33,441,937

ARES COMMERCIAL REAL ESTATE CORPORATION

INDEX

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited)	3

	Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 (unaudited) and the year ended December 31, 2019	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	47

Part II.	Other Information

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$81,295	$5,256
Restricted cash	—	379
Loans held for investment ($495,167 and $515,896 related to consolidated VIEs, respectively)	1,778,199	1,682,498
Current expected credit loss reserve	(25,454)	—
Loans held for investment, net of current expected credit loss reserve	1,752,745	1,682,498
Real estate owned, net	37,476	37,901
Other assets ($896 and $1,309 of interest receivable related to consolidated VIEs, respectively; $61,833 and $41,104 of other receivables related to consolidated VIEs, respectively)	77,542	58,100
Total assets	$1,949,058	$1,784,134
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$791,136	$728,589
Notes payable	57,848	54,708
Secured term loan	109,803	109,149
Collateralized loan obligation securitization debt (consolidated VIE)	443,860	443,177
Secured borrowings	54,617	—
Due to affiliate	2,670	2,761
Dividends payable	11,072	9,546
Other liabilities ($368 and $718 of interest payable related to consolidated VIEs, respectively)	8,703	9,865
Total liabilities	1,479,709	1,357,795
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2020 and December 31, 2019 and 33,441,937 and 28,865,610 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	329	283
Additional paid-in capital	497,421	423,619
Accumulated earnings (deficit)	(28,401)	2,437
Total stockholders' equity	469,349	426,339
Total liabilities and stockholders' equity	$1,949,058	$1,784,134

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Interest income	$30,626	$28,269	$91,908	$86,248
Interest expense	(11,875)	(15,124)	(40,450)	(47,539)
Net interest margin	18,751	13,145	51,458	38,709
Revenue from real estate owned	3,623	6,702	10,032	16,970
Total revenue	22,374	19,847	61,490	55,679
Expenses:
Management and incentive fees to affiliate	1,847	1,578	5,771	5,405
Professional fees	639	542	2,202	1,553
General and administrative expenses	969	1,005	2,797	3,153
General and administrative expenses reimbursed to affiliate	802	831	2,890	2,261
Expenses from real estate owned	4,046	6,838	13,976	15,644
Total expenses	8,303	10,794	27,636	28,016
Provision for current expected credit losses	(1,048)	—	22,063	—
Realized losses on loans sold	4,008	—	4,008	—
Change in unrealized losses on loans held for sale	(3,998)	—	—	—
Income before income taxes	15,109	9,053	7,783	27,663
Income tax expense, including excise tax	181	19	350	332
Net income attributable to common stockholders	$14,928	$9,034	$7,433	$27,331
Earnings per common share:
Basic earnings per common share	$0.45	$0.32	$0.23	$0.96
Diluted earnings per common share	$0.44	$0.31	$0.22	$0.95
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	33,337,445	28,634,514	32,852,553	28,598,807
Diluted weighted average shares of common stock outstanding	33,550,444	28,867,603	33,072,085	28,837,766
Dividends declared per share of common stock	$0.33	$0.33	$0.99	$0.99

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	28,755,665	$283	$421,739	$3,565	$425,587
Stock-based compensation	93,405	—	492	—	492
Net income	—	—	—	8,543	8,543
Dividends declared	—	—	—	(9,520)	(9,520)
Balance at March 31, 2019	28,849,070	$283	$422,231	$2,588	$425,102
Stock-based compensation	19,665	—	427	—	427
Net income	—	—	—	9,755	9,755
Dividends declared	—	—	—	(9,527)	(9,527)
Balance at June 30, 2019	28,868,735	$283	$422,658	$2,816	$425,757
Stock-based compensation	(3,125)	—	479	—	479
Net income	—	—	—	9,034	9,034
Dividends declared	—	—	—	(9,526)	(9,526)
Balance at September 30, 2019	28,865,610	$283	$423,137	$2,324	$425,744
Stock-based compensation	—	—	482	—	482
Net income	—	—	—	9,660	9,660
Dividends declared	—	—	—	(9,547)	(9,547)
Balance at December 31, 2019	28,865,610	$283	$423,619	$2,437	$426,339
Sale of common stock	4,600,000	46	73,186	—	73,232
Offering costs	—	—	(341)	—	(341)
Stock-based compensation	(66,658)	—	225	—	225
Net loss	—	—	—	(17,263)	(17,263)
Dividends declared	—	—	—	(11,076)	(11,076)
Impact of adoption of CECL (Note 2)	—	—	—	(5,051)	(5,051)
Balance at March 31, 2020	33,398,952	$329	$496,689	$(30,953)	$466,065
Stock-based compensation	42,985	—	365	—	365
Net income	—	—	—	9,768	9,768
Dividends declared	—	—	—	(11,072)	(11,072)
Balance at June 30, 2020	33,441,937	$329	$497,054	$(32,257)	$465,126
Stock-based compensation	—	—	367	—	367
Net income	—	—	—	14,928	14,928
Dividends declared	—	—	—	(11,072)	(11,072)
Balance at September 30, 2020	33,441,937	$329	$497,421	$(28,401)	$469,349

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net income	$7,433	$27,331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	4,906	4,954
Accretion of deferred loan origination fees and costs	(5,732)	(5,022)
Stock-based compensation	956	1,398
Depreciation of real estate owned	668	448
Provision for current expected credit losses	22,063	—
Realized losses on loans sold	4,008	—
Changes in operating assets and liabilities:
Other assets	(9,302)	(4,305)
Due to affiliate	(91)	(536)
Other liabilities	(2,165)	608
Net cash provided by (used in) operating activities	22,744	24,876
Investing activities:
Issuance of and fundings on loans held for investment	(485,913)	(415,156)
Principal repayment of loans held for investment	280,318	343,948
Proceeds from sale of loans held for sale	96,597	—
Receipt of origination fees	3,978	4,982
Purchases of capitalized additions to real estate owned	(243)	(1,586)
Net cash provided by (used in) investing activities	(105,263)	(67,812)
Financing activities:
Proceeds from secured funding agreements	466,778	415,433
Repayments of secured funding agreements	(404,231)	(573,377)
Proceeds from notes payable	3,000	56,155
Proceeds from secured borrowings	55,095	—
Payment of secured funding costs	(3,700)	(5,124)
Proceeds from issuance of debt of consolidated VIEs	—	172,673
Dividends paid	(31,694)	(27,961)
Proceeds from sale of common stock	73,232	—
Payment of offering costs	(301)	—
Net cash provided by (used in) financing activities	158,179	37,799
Change in cash, cash equivalents and restricted cash	75,660	(5,137)
Cash, cash equivalents and restricted cash, beginning of period	5,635	11,468
Cash, cash equivalents and restricted cash, end of period	$81,295	$6,331

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2020
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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. As of the filing date of this Quarterly Report, there is an outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. Many states, including those in which the Company and its borrowers operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence or delay of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020, however, uncertainty over the ultimate impact the COVID-19 pandemic will have on the global economy and the Company’s business, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Actual results could differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of September 30,
	2020	2019
Cash and cash equivalents	$81,295	$5,952
Restricted cash	—	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$81,295	$6,331

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

Revenue Recognition

Interest income is accrued based on the outstanding principal amount and the contractual terms of each loan. For loans held for investment, the origination fees, contractual exit fees and direct loan origination costs are also recognized in interest income over the initial loan term as a yield adjustment using the effective interest method.

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

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans as compared to its use of debt leverage. The Company includes interest income from its loans and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and Secured Borrowings (defined in Note 7 included in these consolidated financial statements) in net interest margin. For the three and nine months ended September 30, 2020 and 2019, interest expense is comprised of the following ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Secured funding agreements	$6,000	$7,438	$22,447	$24,868
Notes payable (1)	337	356	952	536
Securitization debt	2,518	5,088	9,879	15,361
Secured term loan	1,668	2,242	5,469	6,774
Secured borrowings	1,352	—	1,703	—
Interest expense	$11,875	$15,124	$40,450	$47,539

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

Comprehensive Income
For the three and nine months ended September 30, 2020 and 2019, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2020, the Company’s portfolio included 49 loans held for investment, excluding 98 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $2.0 billion and outstanding principal was $1.8 billion as of September 30, 2020. During the nine months ended September 30, 2020, the Company funded approximately $496.4 million of outstanding principal, received repayments of $299.2 million of outstanding principal and sold three loans with outstanding principal of $101.0 million to third parties as described in more detail in the tables below. As of September 30, 2020, 95.2% of the Company’s loans have LIBOR floors, with a weighted average floor of 1.74%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2020 and December 31, 2019 ($ in thousands):

	As of September 30, 2020
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,680,529	$1,690,473	5.9%	(2)	6.2%	(3)	1.3
Subordinated debt and preferred equity investments	97,670	98,672	13.4%	(2)	13.4%	(3)	2.1
Total loans held for investment portfolio	$1,778,199	$1,789,145	6.3%	(2)	6.6%	(3)	1.3

	As of December 31, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,622,666	$1,632,164	6.5%	1.5
Subordinated debt and preferred equity investments	59,832	60,730	15.1%	2.6
Total loans held for investment portfolio	$1,682,498	$1,692,894	6.8%	1.6
_______________________________________________________________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2020 and December 31, 2019 as weighted by the outstanding principal balance of each loan.

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of September 30, 2020 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2020).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of September 30, 2020 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	Diversified	$108.6	$108.2	L+3.65%		5.7%		Jan 2023		I/O
Mixed-use	FL	99.0	98.7	L+4.25%		7.8%		Feb 2021		I/O
Multifamily	FL	91.3	90.7	L+5.00%		6.7%		Jun 2022		I/O
Multifamily	TX	75.0	74.7	L+2.85%		5.0%		Oct 2022		I/O
Office	IL	69.6	69.6	L+3.75%		5.6%		Dec 2020		I/O
Hotel	OR/WA	68.1	67.6	L+3.45%		4.6%	(5)	May 2021		I/O
Office	NC	61.0	60.8	L+4.25%		8.4%		Mar 2021		I/O
Hotel	Diversified	60.8	60.6	L+3.60%		6.2%		Sep 2021		I/O
Office	IL	57.3	57.2	L+3.95%		6.3%		Jun 2021		I/O
Mixed-use	CA	51.2	51.0	L+4.00%		6.2%		Apr 2022	(6)	I/O
Industrial	NY	49.8	49.6	L+5.00%		8.3%		Feb 2021		I/O
Multifamily	FL	46.2	46.0	L+5.00%		6.6%		Jun 2022		I/O
Multifamily	FL	43.3	43.1	L+2.60%		5.5%		Jan 2022		I/O
Student Housing	TX	41.0	40.9	L+4.75%		5.4%		Jan 2021		I/O
Multifamily	NJ	41.0	40.8	L+3.05%		4.9%		Mar 2022		I/O
Office	GA	40.2	39.7	L+3.05%		5.7%		Dec 2022		I/O
Hotel	CA	40.0	40.0	L+4.12%		5.9%		Jan 2021		I/O
Student Housing	CA	39.7	39.7	L+3.95%		5.2%		Jul 2021	(7)	I/O
Multifamily	KS	35.8	35.5	L+3.25%		5.5%		Nov 2022		I/O
Mixed-use	TX	35.2	34.9	L+3.75%		6.7%		Sep 2022		I/O
Industrial	NC	34.8	34.6	L+4.05%		5.9%		Mar 2024		I/O
Hotel	MI	34.2	34.1	L+3.95%		4.3%		Jul 2022	(8)	I/O
Hotel	IL	32.9	32.4	L+4.40%		—%	(9)	May 2021		I/O
Office	CA	31.1	30.8	L+3.35%		6.0%		Nov 2022		I/O
Multifamily	NY	30.1	30.1	L+3.20%		4.9%		Dec 2020		I/O
Student Housing	NC	30.0	29.9	L+3.15%		5.9%		Feb 2022		I/O
Multifamily	PA	29.4	29.2	L+3.00%		5.9%		Dec 2021		I/O
Office	IL	28.0	27.7	L+3.80%		6.2%		Jan 2023		I/O
Multifamily	TX	27.5	27.5	L+3.20%		4.9%		Oct 2021	(10)	I/O
Student Housing	TX	24.6	24.3	L+3.45%		5.5%		Feb 2023		I/O
Student Housing	AL	24.1	23.0	L+4.45%		—%	(9)	Dec 2020	(11)	I/O
Office	CA	22.8	22.8	L+3.40%		6.2%		Nov 2021		I/O
Mixed-use	CA	22.5	22.2	L+4.10%		6.5%		Mar 2023		I/O
Office	NC	22.1	21.5	L+3.52%		6.8%		May 2023		I/O
Student Housing	FL	22.0	21.9	L+3.25%		5.9%		Aug 2022		I/O
Industrial	CA	21.5	21.4	L+4.50%		7.3%		Dec 2021		I/O
Self Storage	FL	19.5	19.4	L+3.50%		6.0%		Mar 2022		I/O
Multifamily	WA	18.6	18.5	L+3.00%		5.1%		Mar 2023		I/O
Office	TX	15.8	15.6	L+4.05%		7.6%		Nov 2021		I/O
Residential	CA	13.7	13.7	13.00%		13.0%		Feb 2021	(12)	I/O
Industrial	CA	13.5	13.3	L+3.75%		6.3%		Mar 2023		I/O
Multifamily	SC	9.1	8.8	L+6.50%		10.1%		Sep 2022		I/O
Office	NC	8.6	8.5	L+4.00%		6.7%		Nov 2022		I/O
Subordinated Debt and Preferred Equity Investments:
Office	IL	34.5	34.2	L+8.00%		10.0%		Mar 2023		I/O
Office	NJ	17.0	16.5	12.00%		12.8%		Jan 2026		I/O	(13)
Residential Condominium	NY	16.8	16.8	L+14.00%	(14)	18.0%		May 2021	(14)	I/O
Mixed-use	IL	15.9	15.8	L+12.25%		14.5%		Nov 2021		I/O
Residential Condominium	HI	11.5	11.5	14.00%		17.0%		Oct 2020	(15)	I/O
Office	CA	2.9	2.9	L+8.25%		9.7%		Nov 2021		I/O
Total/Weighted Average		$1,789.1	$1,778.2			6.3%

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

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of September 30, 2020 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2020 as weighted by the outstanding principal balance of each loan.

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

(5)
At origination, the Oregon/Washington loan was structured as both a senior and mezzanine loan with the Company holding both positions. The mezzanine position of this loan, which had an outstanding principal balance of $13.1 million as of September 30, 2020, was on non-accrual status as of September 30, 2020 and therefore, the Unleveraged Effective Yield presented is for the senior position only as the mezzanine position is non-interest accruing.

(6)	In May 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to April 2022.

(7)	In May 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to July 2021.

(8)	In August 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Michigan loan to July 2022.

(9)	Loan was on non-accrual status as of September 30, 2020 and therefore, there is no Unleveraged Effective Yield as the loan is non-interest accruing.

(10)	In September 2020, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Texas loan to October 2021.

(11)	In July 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Alabama loan to December 2020.

(12)	In August 2020, the Company and the borrowers entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to February 2021.

(13)
In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of September 30, 2020. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(14)
The subordinated New York loan includes a $2.4 million loan to the borrower, for which such amount accrues interest at a per annum rate of 20.00% and has an initial maturity date of April 2021 upon the borrower exercising a 6-month extension option in September 2020 in accordance with the loan agreement. The remaining outstanding principal balance of the subordinated New York loan accrues interest at L + 14.00% and has an initial maturity date of May 2021.

(15)	In March 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the subordinated Hawaii loan to October 2020.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers and sponsors regarding the potential impacts of the COVID-19 pandemic on the Company’s loans. Some of the Company’s borrowers, in particular, borrowers with properties exposed to the hospitality, student housing and retail industries, have indicated that due to the impact of the COVID-19 pandemic, they may be unable to timely execute their business plans, are experiencing cash flow pressure, have had to temporarily close their businesses or have experienced other negative business consequences. Certain borrowers have requested temporary interest deferral or forbearance or other modifications of their loans. Based on these discussions with borrowers, the Company has made four loan modifications, representing an aggregate principal balance of $108.0 million, during the three months ended September 30, 2020. These modifications included deferrals or capitalization of interest, amendments in extension, future funding or performance tests, extension of the maturity date, amendments to the interest rate, repurposing of reserves or covenant waivers on loans secured by properties directly or indirectly impacted by the COVID-19 pandemic. None of these loan modifications met the requirements for accounting as troubled debt restructurings.

For the nine months ended September 30, 2020, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2019	$1,682,498
Initial funding	422,062
Origination fees and discounts, net of costs	(4,915)
Additional funding	74,372
Amortizing payments	(1,819)
Loan payoffs	(299,227)
Loans sold to third parties (1)	(100,504)
Origination fee accretion	5,732
Balance at September 30, 2020	$1,778,199

_________________________

(1)
In July 2020, the Company closed the sale of a senior mortgage loan with outstanding principal of $31.5 million, which was collateralized by a hotel property located in Minnesota, to a third party. In addition, in August 2020, the Company closed the sale of two senior mortgage loans to a third party with outstanding principal of $39.9 million and $29.6 million, respectively, which were collateralized by multifamily properties located in Illinois and Texas, respectively. As of June 30, 2020, it was the Company’s intent to sell these three senior mortgage loans and thus, the three loans were reclassified from held for investment to held for sale and were carried at fair value in the Company's consolidated balance sheets. For the three months ended June 30, 2020, the Company recognized an aggregate net unrealized loss of $4.0 million in the Company's consolidated statements of operations upon reclassifying the three loans from held for investment to held for sale as the carrying value exceeded fair value as determined by the sale prices of the loans. This aggregate net unrealized loss was realized during the three months ended September 30, 2020. The three senior mortgage loans discussed above were previously classified as held for investment and were sold in order to rebalance and optimize the Company’s loan portfolio.

As of September 30, 2020, all loans held for investment were paying in accordance with their contractual terms. As of September 30, 2020, the Company had three loans held for investment on non-accrual status due to the impact of the COVID-19 pandemic with a carrying value of $68.0 million.

4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating-rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession; however, the short and long-term economic implications of the COVID-19 pandemic and its financial impact on the Company are highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses decreased from June 30, 2020 to September 30, 2020 due to changes in the portfolio, including contractual reduction in loan commitments, loan paydowns and shorter average remaining loan term. The CECL Reserve takes into consideration the macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment.

As of September 30, 2020, the Company’s CECL Reserve for its loans held for investment portfolio is $27.1 million or 135 basis points of the Company’s total loans held for investment commitment balance of $2.0 billion and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held for investment of $25.5 million and a liability for unfunded commitments of $1.7 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2020 was as follows ($ in thousands):

Balance at June 30, 2020	$26,063
Provision for current expected credit losses	(609)
Write-offs	—
Recoveries	—
Balance at September 30, 2020 (1)	$25,454

Balance at December 31, 2019	$—
Impact of adoption of CECL	4,440
Provision for current expected credit losses	21,014
Write-offs	—
Recoveries	—
Balance at September 30, 2020 (1)	$25,454
______________________________

(1)
As of September 30, 2020, the CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company's consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2020 was as follows ($ in thousands):

Balance at June 30, 2020	$2,099
Provision for current expected credit losses	(439)
Write-offs	—
Recoveries	—
Balance at September 30, 2020 (1)	$1,660

Balance at December 31, 2019	$—
Impact of adoption of CECL	611
Provision for current expected credit losses	1,049
Write-offs	—
Recoveries	—
Balance at September 30, 2020 (1)	$1,660
______________________________

(1)	As of September 30, 2020, the CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company's consolidated balance sheets.

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

As of September 30, 2020, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Risk rating:
1	$—	$—	$8,538	$—	$—	$—	$8,538
2	—	109,385	22,753	27,500	—	—	159,638
3	410,038	482,374	296,576	247,540	16,474	—	1,453,002
4	—	—	99,929	22,974	—	34,118	157,021
5	—	—	—	—	—	—	—
Total	$410,038	$591,759	$427,796	$298,014	$16,474	$34,118	$1,778,199

Accrued Interest Receivable

The Company elected not to measure a current expected credit loss reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of September 30, 2020, interest receivable of $9.2 million is included within other assets in the Company's consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

The following table summarizes the Company’s real estate owned as of September 30, 2020 and December 31, 2019 ($ in thousands):

	As of
	September 30, 2020	December 31, 2019
Land	$10,200	$10,200
Buildings and improvements	24,281	24,281
Furniture, fixtures and equipment	4,331	4,087
	38,812	38,568
Less: Accumulated depreciation	(1,336)	(667)
Real estate owned, net	$37,476	$37,901

As of September 30, 2020, no impairment charges have been recognized for real estate owned.

For the three and nine months ended September 30, 2020, the Company incurred depreciation expense of $224 thousand and $668 thousand, respectively. For the three and nine months ended September 30, 2019, the Company incurred depreciation expense of $207 thousand and $448 thousand, respectively. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the U.S. Bank Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of September 30, 2020 and December 31, 2019, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	September 30, 2020			December 31, 2019
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$375,301	$500,000		$360,354	$500,000
Citibank Facility	120,506	325,000		126,603	325,000
BAML Facility	—	—	(1)	36,280	36,280	(1)
CNB Facility	50,000	50,000	(2)	30,500	50,000	(2)
MetLife Facility	104,124	180,000		131,807	180,000
U.S. Bank Facility	—	—	(3)	43,045	185,989
Morgan Stanley Facility	141,205	150,000		—	—
Subtotal	$791,136	$1,205,000		$728,589	$1,277,269

Notes Payable	$59,155	$84,155		$56,155	$84,155

Secured Term Loan	$110,000	$110,000		$110,000	$110,000
Total	$960,291	$1,399,155		$894,744	$1,471,424

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

(3)	In July 2020, the U.S. Bank Facility matured and its term was not extended. The U.S. Bank Facility had been repaid in full prior to its maturity.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $500.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is December 14, 2020, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2023. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility is utilized. For the three months ended September 30, 2020, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2020, the Company incurred a non-

utilization fee of $19 thousand. For the three and nine months ended September 30, 2019, the Company incurred a non-utilization fee of $177 thousand and $489 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 13, 2021, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. For the three and nine months ended September 30, 2020, the Company incurred a non-utilization fee of $129 thousand and $386 thousand, respectively. For the three and nine months ended September 30, 2019, the Company incurred a non-utilization fee of $99 thousand and $268 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

BAML Facility

The Company was party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company was able to obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America approved the loans on which advances were made under the BAML Facility in its sole discretion. The Company was able to request individual loans under the facility up to May 23, 2019 and the term of the borrowing period was not extended. Individual advances under the BAML Facility had a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. At the time the term of the borrowing period expired, the Company had one individual advance outstanding in the amount of $36.3 million that had a maturity date of September 5, 2019 per the original terms of the BAML Facility. In September 2019, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to December 4, 2019. In addition, in December 2019, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to March 3, 2020. In addition, effective February 2020, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to July 1, 2020. In June 2020, the BAML Facility was repaid in full and its term was not extended. Advances under the BAML Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.00%, subject to certain exceptions. The Company incurred a non-utilization fee of 12.5 basis points per annum up to May 23, 2019 on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility was utilized. For the three and nine months ended September 30, 2020 and for the three months ended September 30, 2019, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2019, the Company incurred a non-utilization fee of $43 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
CNB Facility

The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2020, the Company exercised a 12-month extension option on the CNB Facility to extend the initial maturity date to March 10, 2021. In June 2019, the Company amended the CNB Facility to, among other things, (1) add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year, (2) add two additional 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the CNB Facility to March 10, 2022 and (3) decrease the interest rate on advances to a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Previously the interest rate on advances was a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2020, the Company incurred a non-utilization fee of $6 thousand and $38 thousand, respectively. For the three and nine months ended September 30, 2019, the Company incurred a non-utilization fee of $40 thousand and $117 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. In August 2020, the Company amended the MetLife Facility to, among other things, (1) extend the initial maturity date of the MetLife Facility to August 13, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 13, 2024, (2) increase the interest rate on new advances subsequent to the date of the amendment to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The interest rate on advances with respect to existing loans financed under the MetLife Facility prior to the amendment will continue to accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%, subject to certain exceptions and (3) waive the non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility, which is owed if less than 65% of the MetLife Facility is utilized, for a period of nine months subsequent to the date of the amendment. For the three and nine months ended September 30, 2020, the Company incurred a non-utilization fee of $5 thousand and $7 thousand, respectively. For both the three and nine months ended September 30, 2019, the Company incurred a non-utilization fee of $5 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

U.S. Bank Facility

The Company was party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company was permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank approved the mortgage loans that were subject to the U.S. Bank Facility in its sole discretion. On July 31, 2020, the U.S. Bank Facility matured and its term was not extended. The U.S. Bank Facility had been repaid in full prior to its maturity. Advances under the U.S. Bank Facility generally accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility was utilized. For the three and nine months ended September 30, 2020, the Company incurred a non-utilization fee of $34 thousand and $216 thousand, respectively. For the three and nine months ended September 30, 2019, the Company incurred a non-utilization fee of $89 thousand and $156 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

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

The initial maturity date of the $32.4 million note is March 5, 2024, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date to March 5, 2025. Advances under the $32.4 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of September 30, 2020, the total outstanding principal balance of the note was $27.9 million.

The maturity date of the $28.3 million note is June 10, 2024, subject to one 6-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, which, if exercised, would extend the maturity date to December 10, 2024. The loan may be prepaid at any time subject to the payment of a prepayment fee, if applicable. Initial advances under the $28.3 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%. If the hotel property that collateralizes the $28.3 million note achieves certain financial performance hurdles, the interest rate on advances will decrease to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The $28.3 million loan amount may be increased to up to $30.0 million to fund certain construction costs of improvements at the hotel, subject to the satisfaction of certain conditions and the payment of a commitment fee. As of September 30, 2020, the total outstanding principal balance of the note was $28.3 million.

The initial maturity date of the $23.5 million note is September 5, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to September 5, 2024. Advances under the $23.5 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.75%. As of September 30, 2020, the total outstanding principal balance of the note was $3.0 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The initial maturity date of the Secured Term Loan is December 22, 2020, subject to one 12-month extension, which may be exercised at the Company’s option, provided there are no existing events of default under the Secured Term Loan, which, if exercised, would extend the maturity date of the Secured Term Loan to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three and nine months ended September 30, 2020, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 5.9% and 6.5%, respectively. For the three and nine months ended September 30, 2019, the estimated per annum effective interest rate of the Secured Term Loan was 8.0% and 8.1%, respectively.

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

In April 2019, the Company originated a $30.5 million loan on an office property located in North Carolina, which was bifurcated between a $24.4 million senior mortgage loan and a $6.1 million mezzanine loan. In February 2020, the Company transferred its interest in the $24.4 million senior mortgage loan to a third party and retained the $6.1 million mezzanine loan. The Company evaluated whether the transfer of the $24.4 million senior mortgage loan met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of effective control – and determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing is May 5, 2023, subject to one 12-month extension, which may be exercised at the transferee’s option, which, if exercised, would extend the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of September 30, 2020, the total outstanding principal balance of the secured borrowing was $17.6 million.
In June 2020, the Company originated a $91.8 million senior mortgage loan on a multifamily property located in Florida, which the Company subsequently bifurcated between a $66.9 million senior participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $24.9 million subordinated participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $24.9 million subordinated participation to a third party and retained the $66.9 million senior participation. The Company evaluated whether the transfer of the $24.9 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $66.9 million senior participation and the $24.9 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $91.8 million senior mortgage loan are not allocated pro rata to the participation holders and there is a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.9 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.9 million secured borrowing is June 5, 2022, subject to one 12-month extension, which may be exercised at the borrower’s option, which, if exercised, would extend the maturity date to June 5, 2023. As of September 30, 2020, the total outstanding principal balance of the secured borrowing was $24.9 million.
In June 2020, the Company closed the purchase of a $46.7 million senior mortgage loan on a multifamily property located in Florida (see Note 13), which the Company subsequently bifurcated between a $34.1 million senior participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $12.6 million subordinated participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $12.6 million subordinated participation to a third party and retained the $34.1 million senior participation. The Company evaluated whether the transfer of the $12.6 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $34.1 million senior participation and the $12.6 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $46.7 million senior mortgage loan are not allocated pro rata to the participation holders and there is a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $12.6 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $12.6 million secured borrowing is June 5, 2022, subject to one 12-month extension, which may be exercised at the borrower’s option, which, if exercised, would extend the maturity date to June 5, 2023. As of September 30, 2020, the total outstanding principal balance of the secured borrowing was $12.6 million.
8.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy and the Company’s business is uncertain. As of September 30, 2020, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of the COVID-19 pandemic, however, if the global pandemic continues and market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of September 30, 2020 and December 31, 2019, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2020	December 31, 2019
Total commitments	$2,001,644	$1,909,084
Less: funded commitments	(1,789,145)	(1,692,894)
Total unfunded commitments	$212,499	$216,190

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of September 30, 2020, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

9.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the nine months ended September 30, 2020, the Company did not issue or sell any shares of common stock under the Equity Distribution Agreement.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of September 30, 2020:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2019	12,332	211,467	61,594	285,393
Granted	42,985	—	59,457	102,442
Vested	(21,831)	(64,081)	(9,944)	(95,856)
Forfeited	—	(76,602)	(2,600)	(79,202)
Balance at September 30, 2020	33,486	70,784	108,507	212,777

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
2020	11,162	1,661	—	12,823
2021	22,324	40,047	36,176	98,547
2022	—	29,076	36,171	65,247
2023	—	—	36,160	36,160
2024	—	—	—	—
Total	33,486	70,784	108,507	212,777

10.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019 ($ in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$14,928	$9,034	$7,433	$27,331
Divided by:
Basic weighted average shares of common stock outstanding:	33,337,445	28,634,514	32,852,553	28,598,807
Weighted average non-vested restricted stock and RSUs	212,999	233,089	219,532	238,959
Diluted weighted average shares of common stock outstanding:	33,550,444	28,867,603	33,072,085	28,837,766
Basic earnings per common share	$0.45	$0.32	$0.23	$0.96
Diluted earnings per common share	$0.44	$0.31	$0.22	$0.95

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

The income tax provision for the Company and the TRSs consisted of the following for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Current	$76	$(76)	$179	$69
Deferred	—	30	(99)	48
Excise tax	105	65	270	215
Total income tax expense, including excise tax	$181	$19	$350	$332

For the three and nine months ended September 30, 2020, the Company incurred an expense of $105 thousand and $270 thousand, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2019, the Company incurred an expense of $65 thousand and $215 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of September 30, 2020, tax years 2016 through 2020 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of September 30, 2020 and December 31, 2019, the Company did not have any financial and nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

As of September 30, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2020 and December 31, 2019, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2020		December 31, 2019
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,778,199	$1,765,198	$1,682,498	$1,692,894
Financial liabilities:
Secured funding agreements	2	$791,136	$791,136	$728,589	$728,589
Notes payable	3	57,848	59,155	54,708	56,155
Secured term loan	3	109,803	107,298	109,149	110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	443,860	440,655	443,177	445,600
Secured borrowings	3	54,617	55,095	—	—

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 9 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For both the three months ended September 30, 2020 and 2019, no incentive fees were incurred. For the nine months ended September 30, 2020 and 2019, the Company incurred incentive fees of $303 thousand and $674 thousand, respectively.

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

The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2020 and 2019 and amounts payable to the Company’s Manager as of September 30, 2020 and December 31, 2019 ($ in thousands):

	Incurred				Payable
	For the three months ended September 30,		For the nine months ended September 30,		As of
	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Affiliate Payments
Management fees	$1,847	$1,578	$5,468	$4,730	$1,847	$1,581
Incentive fees	—	—	303	674	—	378
General and administrative expenses	802	831	2,890	2,261	802	789
Direct costs (1)	31	19	99	148	21	13
Total	$2,680	$2,428	$8,760	$7,813	$2,670	$2,761
______________________________________________________________________________

(1)	For the three and nine months ended September 30, 2020 and 2019, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the total outstanding principal balance for co-investments held by the Company was $44.3 million and $40.9 million, respectively.

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
14.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2020 and 2019 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
September 16, 2020	September 30, 2020	October 15, 2020	$0.33	$11,072
June 19, 2020	June 30, 2020	July 15, 2020	0.33	11,072
February 20, 2020	March 31, 2020	April 15, 2020	0.33	11,057
Total cash dividends declared for the nine months ended September 30, 2020			$0.99	$33,201

July 26, 2019	September 30, 2019	October 15, 2019	$0.33	$9,526
May 1, 2019	June 28, 2019	July 16, 2019	0.33	9,527
February 21, 2019	March 29, 2019	April 16, 2019	0.33	9,520
Total cash dividends declared for the nine months ended September 30, 2019			$0.99	$28,573

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

As of September 30, 2020, the Notes were collateralized by interests in a pool of 14 mortgage assets having a total principal balance of $495.2 million (the “Mortgage Assets”) that were originated by a wholly-owned subsidiary of the Company and approximately $61.8 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2019, the Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of approximately $515.9 million that were originated by a wholly-owned subsidiary of the Company and approximately $41.1 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the reinvestment period ending on March 31, 2021, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of September 30, 2020, the Company’s maximum risk of loss was $111.4 million, which represents the carrying value of its investment in the CLO Securitization.

16.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2020.

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

•	whether, or how much, we or our borrowers have benefited or may benefit from government stimulus programs in response to the COVID-19 pandemic;

•	management’s current estimate of expected credit losses and current expected credit loss reserve;

•	the collectability and timing of cash flows, if any, from our investments;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	defaults by borrowers in paying amounts due on outstanding indebtedness and our ability to collect all amounts due according to the contractual terms of our investments;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	the amount of commercial mortgage loans requiring refinancing;

•	the demand for commercial real estate loans;

•	our expected investment capacity and available capital;

•	financing and advance rates for our target investments;

•	our expected leverage;

•	changes in interest rates, credit spreads and the market value of our investments;

•	the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) on our operating results;

•	effects of hedging instruments on our target investments;

•	rates of default or decreased recovery rates on our target investments;

•	rates of prepayments on our mortgage loans and the effect on our business of such prepayments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	availability of investment opportunities in mortgage-related and real estate-related investments and securities;

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

Developments During the Third Quarter of 2020:

•
ACRE closed the sale of a senior mortgage loan with outstanding principal of $31.5 million, which was collateralized by a hotel property located in Minnesota, to a third party. In addition, ACRE closed the sale of two senior mortgage loans to a third party with outstanding principal of $39.9 million and $29.6 million, respectively, which were collateralized by multifamily properties located in Illinois and Texas, respectively. ACRE recognized an aggregate net realized loss of $4.0 million upon the closing of the sale of the three loans as the carrying value exceeded the sale prices of the loans.

•	The U.S. Bank Facility (as defined below) matured and its term was not extended. The U.S. Bank Facility had been repaid in full prior to the maturity date.

•
ACRE amended the MetLife Facility (as defined below) to, among other things, (1) extend the initial maturity date of the MetLife Facility to August 13, 2022, subject to two 12-month extensions, each of which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 13, 2024, (2) increase the interest rate on new advances subsequent to the date of the amendment to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The interest rate on advances with respect to existing loans financed under the MetLife Facility prior to the amendment will continue to accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%, subject to certain exceptions and (3) waive the non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility, which is owed if less than 65% of the MetLife Facility is utilized, for a period of nine months subsequent to the date of the amendment.

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

Loans Held for Investment Portfolio

As of September 30, 2020, our portfolio included 49 loans held for investment, excluding 98 loans that were repaid, sold or converted to real estate owned since inception. As of September 30, 2020, the aggregate originated commitment under these loans at closing was approximately $2.0 billion and outstanding principal was $1.8 billion. During the nine months ended September 30, 2020, we funded approximately $496.4 million of outstanding principal, received repayments of $299.2 million of outstanding principal and sold three loans with outstanding principal of $101.0 million to third parties. As of September 30, 2020, 95.2% of our loans have LIBOR floors, with a weighted average floor of 1.74%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of September 30, 2020, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2020 ($ in thousands):

	As of September 30, 2020
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,680,529	$1,690,473	5.9%	(2)	6.2%	(3)	1.3
Subordinated debt and preferred equity investments	97,670	98,672	13.4%	(2)	13.4%	(3)	2.1
Total loans held for investment portfolio	$1,778,199	$1,789,145	6.3%	(2)	6.6%	(3)	1.3
_______________________________

(1)
The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2020 as weighted by the outstanding principal balance of each loan.

(3)
Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of September 30, 2020 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2020).

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

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Total revenue	$22,374	$19,847	$61,490	$55,679
Total expenses	8,303	10,794	27,636	28,016
Provision for current expected credit losses	(1,048)	—	22,063	—
Realized losses on loans sold	4,008	—	4,008	—
Change in unrealized losses on loans held for sale	(3,998)	—	—	—
Income before income taxes	15,109	9,053	7,783	27,663
Income tax expense, including excise tax	181	19	350	332
Net income attributable to common stockholders	$14,928	$9,034	$7,433	$27,331

The following tables set forth select details of our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

Net Interest Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Interest income	$30,626	$28,269	$91,908	$86,248
Interest expense	(11,875)	(15,124)	(40,450)	(47,539)
Net interest margin	$18,751	$13,145	$51,458	$38,709

For the three months ended September 30, 2020 and 2019, net interest margin was approximately $18.8 million and $13.1 million, respectively. For the three months ended September 30, 2020 and 2019, interest income of $30.6 million and $28.3 million, respectively, was generated by weighted average earning assets of $1.8 billion and $1.5 billion, respectively, offset by $11.9 million and $15.1 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility, the U.S. Bank Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below and excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, Secured Borrowings and securitization debt (as defined below) were $1.5 billion for the three months ended September 30, 2020 and $1.1 billion for the three months ended September 30, 2019 (which included one facility which was subsequently paid in full). The increase in net interest margin for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the three months ended September 30, 2020 as well as the benefit received from the impact of LIBOR floors on our loans held for investment due to a decrease in 30-day LIBOR for the three months ended September 30, 2020. As of September 30, 2020, 95.2% of our loans held for investment as measured by outstanding principal balance have LIBOR floors, with a weighted average floor of 1.74%, calculated based on loans with LIBOR floors, while 18.1% of our borrowings have LIBOR floors, with a weighted average floor of 0.95%.

For the nine months ended September 30, 2020 and 2019, net interest margin was approximately $51.5 million and $38.7 million, respectively. For the nine months ended September 30, 2020 and 2019, interest income of $91.9 million and $86.2 million, respectively, was generated by weighted average earning assets of $1.9 billion and $1.6 billion, respectively, offset by $40.5 million and $47.5 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable (excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, Secured Borrowings and securitization debt were $1.5 billion for the nine months ended September 30, 2020 and $1.2 billion for the nine months ended September 30, 2019. The increase in net interest margin for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the nine months ended September 30, 2020 as well as the benefit received from the impact of LIBOR floors on our loans held for investment due to a decrease in 30-day LIBOR for the nine months ended September 30, 2020.

Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the three months ended September 30, 2020 and 2019, revenue from real estate owned was $3.6 million and $6.7 million, respectively. Revenues consist of room sales, food and beverage sales and other hotel revenues. The decrease in revenue from real estate owned for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 is primarily due to the impact of the COVID-19 pandemic, which significantly reduced occupancy and overall revenue at the hotel property for the three months ended September 30, 2020. For the nine months ended September 30, 2020 and 2019, revenue from real estate owned was $10.0 million and $17.0 million, respectively. The decrease in revenue from real estate owned for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily due to the impact of the COVID-19 pandemic, which significantly reduced occupancy and overall revenue at the hotel property for the nine months ended September 30, 2020. This was partially offset due to the inclusion of a full nine months of operations for the nine months ended September 30, 2020, whereas the nine months ended September 30, 2019 only included approximately seven months of operations as the hotel property was acquired on March 8, 2019.

Operating Expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Management and incentive fees to affiliate	$1,847	$1,578	$5,771	$5,405
Professional fees	639	542	2,202	1,553
General and administrative expenses	969	1,005	2,797	3,153
General and administrative expenses reimbursed to affiliate	802	831	2,890	2,261
Expenses from real estate owned	4,046	6,838	13,976	15,644
Total expenses	$8,303	$10,794	$27,636	$28,016

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the decrease in operating expenses for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019.

Related Party Expenses

For the three months ended September 30, 2020, related party expenses included $1.8 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2020. For the three months ended September 30, 2020, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended September 30, 2019, related party expenses included $1.6 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2019. For the three months ended September 30, 2019, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily relates to an increase in our stockholders’ equity for the three months ended September 30, 2020 as a result of the public offering of 4,600,000 shares of our common stock in January 2020, which generated net proceeds of approximately $72.9 million. The allocable general and administrative expenses due to our Manager were relatively consistent for both periods.

For the nine months ended September 30, 2020, related party expenses included $5.8 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $5.5 million in management fees and $0.3 million in incentive fees. For the nine months ended September 30, 2020, related party expenses also included $2.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2019, related party expenses included $5.4 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $4.7 million in management fees and $0.7 million in incentive fees. For the nine months ended September 30, 2019, related party expenses also included $2.3 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily relates to an increase in our stockholders’ equity for the nine months ended September 30, 2020 as a result of the public offering of 4,600,000 shares of our common stock in January 2020, which generated net proceeds of approximately $72.9 million. The decrease in incentive fees for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily relates to our Core Earnings (as defined below) for the twelve months ended September 30, 2020 exceeding the 8% minimum return by a lower margin than the twelve months ended September 30, 2019. “Core Earnings” is a non-GAAP measure and is defined as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. The increase in allocable general and administrative expenses due to our Manager for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For the three months ended September 30, 2020 and 2019, professional fees were $0.6 million and $0.5 million, respectively. The increase in professional fees for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily relates to an increase in our use of third party professionals due to changes in transaction activity year over year. For both the three months ended September 30, 2020 and 2019, general and administrative expenses were $1.0 million.

For the nine months ended September 30, 2020 and 2019, professional fees were $2.2 million and $1.6 million, respectively. The increase in professional fees for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily relates to an increase in our use of third-party professionals due to changes in transaction activity year over year. For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $2.8 million and $3.2 million, respectively. The decrease in general and administrative expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily relates to a decrease in stock-based compensation expense due to the reversal of previously recognized expense related to restricted stock forfeitures for the nine months ended September 30, 2020.

Expenses From Real Estate Owned

For the three and nine months ended September 30, 2020 and 2019, expenses from real estate owned was comprised of the following ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Hotel operating expenses	$3,404	$6,212	$12,059	$14,680
Interest expense on note payable	418	419	1,249	516
Depreciation expense	224	207	668	448
Expenses from real estate owned	$4,046	$6,838	$13,976	$15,644

For the three months ended September 30, 2020 and 2019, hotel operating expenses were $3.4 million and $6.2 million, respectively. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. The decrease in hotel operating expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 is primarily due to the impact of the COVID-19 pandemic, which significantly reduced occupancy and forced us to implement plans to reduce overall operating expenses at the hotel property for the three months ended September

30, 2020. For both the three months ended September 30, 2020 and 2019, interest expense on our note payable was $0.4 million. For both the three months ended September 30, 2020 and 2019, the weighted average borrowings under the Note Payable on the hotel property was $28.3 million. For both the three months ended September 30, 2020 and 2019, depreciation expense was $0.2 million.

For the nine months ended September 30, 2020 and 2019, hotel operating expenses were $12.1 million and $14.7 million, respectively. The decrease in hotel operating expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily due to the impact of the COVID-19 pandemic, which significantly reduced occupancy and forced us to implement plans to reduce overall operating expenses at the hotel property for the nine months ended September 30, 2020. This was partially offset due to the inclusion of a full nine months of operations for the nine months ended September 30, 2020, whereas the nine months ended September 30, 2019 only included approximately seven months of operations as the hotel property was acquired on March 8, 2019. For the nine months ended September 30, 2020 and 2019, interest expense on our note payable was $1.2 million and $0.5 million, respectively. For the nine months ended September 30, 2020 and 2019, the weighted average borrowings under the Note Payable on the hotel property was $28.3 million and $11.7 million, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense was $0.7 million and $0.4 million, respectively. The increase in depreciation expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily due to the inclusion of a full nine months of depreciation expense for the nine months ended September 30, 2020, whereas the nine months ended September 30, 2019 only included approximately seven months of depreciation expense as the hotel property was acquired on March 8, 2019.

Provision for Current Expected Credit Losses

We adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. For the three and nine months ended September 30, 2020, the provision for current expected credit losses was $(1.0) million and $22.1 million, respectively. Management’s current estimate of expected credit losses decreased from June 30, 2020 to September 30, 2020 due to changes in the portfolio, including contractual reduction in loan commitments, loan paydowns and shorter average remaining loan term.

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

Realized Losses on Loans Sold and Change in Unrealized Losses on Loans Held for Sale

In July 2020, we closed the sale of a senior mortgage loan with outstanding principal of $31.5 million, which was collateralized by a hotel property located in Minnesota, to a third party. In addition, in August 2020, we closed the sale of two senior mortgage loans to a third party with outstanding principal of $39.9 million and $29.6 million, respectively, which were collateralized by multifamily properties located in Illinois and Texas, respectively. As of June 30, 2020, it was our intent to sell these three senior mortgage loans and thus, the three loans were reclassified from held for investment to held for sale and were carried at fair value in our consolidated balance sheets. For the three months ended June 30, 2020, we recognized an aggregate net unrealized loss of $4.0 million in our consolidated statements of operations upon reclassifying the three loans from held for investment to held for sale as the carrying value exceeded fair value as determined by the sale prices of the loans. This aggregate net unrealized loss was realized during the three months ended September 30, 2020. For the three months ended September 30, 2020, the $4.0 million net realized loss recognized upon the sale of the loans is included within realized losses on loans sold in our consolidated statements of operations while the reversal of the net unrealized loss is included within change in unrealized losses on loans held for sale in our consolidated statements of operations.
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

As of October 28, 2020, we had approximately $91 million in unrestricted cash.

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

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	For the nine months ended September 30,
	2020	2019
Net income	$7,433	$27,331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	15,311	(2,455)
Net cash provided by (used in) operating activities	22,744	24,876
Net cash provided by (used in) investing activities	(105,263)	(67,812)
Net cash provided by (used in) financing activities	158,179	37,799
Change in cash, cash equivalents and restricted cash	$75,660	$(5,137)

During the nine months ended September 30, 2020 and 2019, cash, cash equivalents and restricted cash increased (decreased) by $75.7 million and $(5.1) million, respectively.

Operating Activities

For the nine months ended September 30, 2020 and 2019, net cash provided by operating activities totaled $22.7 million and $24.9 million, respectively. For the nine months ended September 30, 2020, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $22.1 million, accretion of deferred loan origination fees and costs of $5.7 million, amortization of deferred financing costs of $4.9 million and change in other assets of $9.3 million. For the nine months ended September 30, 2019, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $5.0 million, amortization of deferred financing costs of $5.0 million and change in other assets of $4.3 million.

Investing Activities

For the nine months ended September 30, 2020 and 2019, net cash used in investing activities totaled $105.3 million and $67.8 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment exceeding the cash received from principal repayment of loans held for investment and the sale of loans held for sale for the nine months ended September 30, 2020.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities totaled $158.2 million and primarily related to proceeds from our Secured Funding Agreements of $466.8 million, proceeds from Secured Borrowings of $55.1 million and proceeds from the sale of our common stock of $73.2 million, partially offset by repayments of our Secured Funding Agreements of $404.2 million and dividends paid of $31.7 million. For the nine months ended September 30, 2019, net cash provided by financing activities totaled $37.8 million and primarily related to proceeds from our Secured Funding Agreements of $415.4 million, proceeds from Notes Payable of $56.2 million and proceeds from the issuance of debt of consolidated VIEs of $172.7 million, partially offset by repayments of our Secured Funding Agreements of $573.4 million and dividends paid of $28.0 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	September 30, 2020					December 31, 2019
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$500,000	$375,301	LIBOR+1.45 to 2.25%	December 14, 2020	(1)	$500,000	$360,354	LIBOR+1.45 to 2.25%	December 14, 2020	(1)
Citibank Facility	325,000	120,506	LIBOR+1.50 to 2.25%	December 13, 2021	(2)	325,000	126,603	LIBOR+1.50 to 2.50%	December 13, 2021	(2)
BAML Facility	—	—	—	—	(3)	36,280	36,280	LIBOR+2.00%	March 3, 2020	(3)
CNB Facility	50,000	50,000	LIBOR+2.65%	March 10, 2021	(4)	50,000	30,500	LIBOR+2.65%	March 11, 2020	(4)
MetLife Facility	180,000	104,124	LIBOR+2.10 to 2.50%	August 13, 2022	(5)	180,000	131,807	LIBOR+2.30%	August 12, 2020	(5)
U.S. Bank Facility	—	—	—	—	(6)	185,989	43,045	LIBOR+1.65 to 2.25%	July 31, 2020	(6)
Morgan Stanley Facility	150,000	141,205	LIBOR+1.75 to 2.85%	January 16, 2023	(7)	—	—	—	—
Subtotal	$1,205,000	$791,136				$1,277,269	$728,589

Notes Payable	$84,155	$59,155	LIBOR+2.50 to 3.75%	(8)		$84,155	$56,155	LIBOR+2.50 to 3.75%	(8)

Secured Term Loan	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(9)	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(9)
Total	$1,399,155	$960,291				$1,471,424	$894,744
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

(5)
The maturity date of the revolving master repurchase facility with Metropolitan Life Insurance Company (the “MetLife Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In August 2020, we amended the MetLife Facility to, among other things, (1) extend the initial maturity date of the MetLife Facility to August 13, 2022 and (2) increase the interest rate on new advances subsequent to the date of the amendment to a per annum rate equal to the sum of one-month LIBOR plus a spread 2.50%. The interest rate on advances with respect to existing loans financed under the MetLife Facility prior to the amendment continues to accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%, subject to certain exceptions.

(6)
The maturity date of the master repurchase and securities contract with U.S. Bank National Association (the “U.S. Bank Facility”) was subject to two 12-month extensions at our option provided that certain conditions were met and applicable extension fees were paid. In July 2020, the U.S. Bank Facility matured and its term was not extended. The U.S. Bank Facility had been repaid in full prior to its maturity.

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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of September 30, 2020, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of September 30, 2020, the carrying amount and outstanding principal of our CLO Securitization was $443.9 million and $445.6 million, respectively. See Note 15 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitization.

Secured Borrowings

As of September 30, 2020, the carrying amount and outstanding principal of our secured borrowings was $54.6 million and $55.1 million, respectively. See Note 7 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our secured borrowings.

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
The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR as of September 30, 2020 and (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of September 30, 2020 ($ in millions):

Change in 30-Day LIBOR	Increase/(Decrease) in Net Income
Up 100 basis points	$(11.9)
Up 50 basis points	$(6.0)
LIBOR at 0 basis points	$1.7
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2020, we were not subject to any material pending legal proceedings. If the global pandemic continues and market conditions worsen, litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

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

As of the filing date of this Quarterly Report, there is an outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many states, including those in which we and our borrowers operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence or delay of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.

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

The effects on our portfolio of loan investments described above may require us to increase the current expected credit loss (“CECL”) reserve in our consolidated balance sheets (“CECL Reserve”) related to certain of our investments, and may in the future require us to undertake similar actions with respect to other of our investments. As a result of the impact of the COVID-19 pandemic and other factors, from January 1, 2020 to March 31, 2020 we increased, and may continue to increase, our assessment of CECL on our loans held for investment. Our loans held for investment are carried at cost, net of unamortized loan fees and origination costs, however, under the CECL methodology we adopted pursuant to Accounting Standards Update No. 2016-13, we are required to estimate expected credit losses on such loans using a range of historical experience adjusted for current conditions. Based on certain factors, our current estimate of expected credit losses has decreased slightly from June 30, 2020 to September 30, 2020, and may continue to fluctuate as the impact of the COVID-19 pandemic develops and we receive additional collateral financial data.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation.
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (1)
10.1	Second Amendment to Master Repurchase Agreement, dated August 4, 2020, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.
10.2	Reaffirmation of Guarantor dated August 4, 2020, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.
`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	October 29, 2020	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2020	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)