Form 10-K
period 2020-12-31
Ares Commercial Real Estate Corp
filed 2021-02-18
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, based on the closing price on that date of $9.12 on the New York Stock Exchange, was approximately $274,443,403. As of February 16, 2021, there were 33,477,841 shares of the registrant’s common stock outstanding.
Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition, some of the statements in this annual report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•our business and investment strategy;

•our projected operating results;

•the return or impact of current and future investments;

•the severity and duration of the novel coronavirus (“COVID-19”) pandemic;

•the impact of the COVID-19 pandemic, on our business and the United States and global economies;

•the impact of the COVID-19 pandemic on the real estate industry and our borrowers, the performance of the properties securing our loans that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•whether, or how much, we or our borrowers have benefited or may benefit from government stimulus programs in response to the COVID-19 pandemic;

•the length of the economic slowdown resulting from the COVID-19 pandemic as well as the rate and extent of any economic recovery;

•management’s current estimate of expected credit losses and current expected credit loss reserve;

•the collectability and timing of cash flows, if any, from our investments;

•estimates relating to our ability to make distributions to our stockholders in the future;

•defaults by borrowers in paying amounts due on outstanding indebtedness and our ability to collect all amounts due according to the contractual terms of our investments;

•our ability to obtain and maintain financing arrangements, including securitizations;

•market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•the amount of commercial mortgage loans requiring refinancing;

•the demand for commercial real estate loans;

•our expected investment capacity and available capital;

•financing and advance rates for our target investments;

•our expected leverage;

•changes in interest rates, credit spreads and the market value of our investments;

•the impact of the replacement of the London Interbank Offered Rate (“LIBOR”) on our operating results;

•effects of hedging instruments;

•on our target investments;

•rates of default or decreased recovery rates on our target investments;

•rates of prepayments on our mortgage loans and the effect on our business of such prepayments;

•the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•availability of investment opportunities in mortgage-related and real estate-related investments and securities;

•the ability of Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”) to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

•allocation of investment opportunities to us by our Manager;

•our ability to successfully identify, complete and integrate any acquisitions;

•our ability to maintain our qualification as a real estate investment trust (“REIT”) for United States federal income tax purposes;

•our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”);

•our understanding of our competition;

•general volatility of the securities markets in which we may invest;

•adverse changes in the real estate, real estate capital and credit markets and the impact of a protracted decline in the liquidity of credit markets on our business;

•changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

•authoritative or policy changes from standard-setting bodies such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Internal Revenue Service, the stock exchange where we list our common stock, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business;

•actions and initiatives of the United States Government or governments outside of the United States, and changes to United States Government policies;

•the state of the United States, European Union and Asian economies generally or in specific geographic regions;

•global economic trends and economic conditions; and

•market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

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

PART I

Item 1. Business

The following description of the business of Ares Commercial Real Estate Corporation (“ACRE”) should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2020. We refer to ACRE together with our consolidated subsidiaries as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our “Manager” or “ACREM” and the parent company of our Manager, Ares Management Corporation, together with its consolidated subsidiaries, as “Ares Management.”

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

Direct Origination

We generally source new investments through our Manager’s national direct origination platform consisting of five offices across the United States as of December 31, 2020.

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

Targeted Investments

•Senior Mortgage Loans: These mortgage loans are typically secured by first liens on commercial properties, including the following property types: office, multifamily, self storage, retail, hotel, healthcare, student housing, industrial, mixed-use, residential and residential condominium. Our senior mortgage loans may include construction loans. In some cases, first lien mortgages may be divided into an A-Note and a B-Note. The A-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties that is senior to a B-Note secured by the same first mortgage property or group.

•Subordinated Debt: These loans may include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. As noted above, a B-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties and is subordinate to an A-Note secured by the same first mortgage property or group. The subordination of a B-Note or junior participation typically is evidenced by participations or intercreditor agreements with other holders of interests in the note. B-Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-Note.

•Mezzanine Loans: Like B‑Notes, these loans are also subordinated CRE loans, but are usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. In a liquidation, these loans are generally junior to any mortgage liens on the underlying property, but senior to any preferred equity or common equity interests in the entity that owns the property. Investor rights are usually governed by intercreditor agreements.

•Preferred Equity: Real estate preferred equity investments are subordinate to first mortgage loans and are not collateralized by the property underlying the investment. As a holder of preferred equity, we seek to enhance our position with covenants that limit the activities of the entity in which we have an interest and protect our equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur on our investment.

•Other CRE Investments: To a lesser extent, we may invest in other loans and securities, subject to maintaining our qualification as a REIT, including but not limited to commercial mortgage-backed securities, loans to real estate or hospitality companies, debtor-in-possession loans and selected other income producing equity investments, such as triple net lease equity.

Ares Commercial Real Estate Management LLC and Ares Management Corporation

We are externally managed by our Manager, a subsidiary of Ares Management, pursuant to the terms of the Management Agreement. As of December 31, 2020, Ares Management had over 1,450 employees located in over 25 offices in more than 10 countries. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares Management believes each of its distinct but complementary investment groups in Credit, Private Equity, Real Estate and Strategic Initiatives is a market leader based on investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of the greater whole. Ares Management has advised us that it believes that its people and culture are the most critical strategic drivers of its success as a firm. Ares Management has also advised us that it believes creating a welcoming and inclusive work environment with opportunities for growth and development is essential to attracting and retaining a high-performance team, which is in turn necessary to drive differentiated outcomes. Ares Management believes that the unique culture, which centers upon values of collaboration, responsibility, entrepreneurialism, self-awareness and trustworthiness, makes it a preferred place for top talent at all levels to build a long-term career within the alternative asset management industry. Ares Management invests heavily in its human capital efforts, including (i) talent management, (ii) diversity, equity and inclusion, (iii) employee health and wellness and (iv) philanthropy.

We do not currently have any employees and rely on our Manager to provide us with investment advisory services. These services are provided by individuals who are employees of our Manager or one of its affiliates and each of our officers is an employee of our Manager or one of its affiliates. Our executive officers also serve as officers of our Manager and certain of its affiliates. Our Manager is responsible for administering our business activities and day-to-day operations and providing us our executive management team, principal investment team and appropriate support personnel. Pursuant to the Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee and expense reimbursements. In addition, under certain circumstances, our Manager will be entitled to receive a termination fee if the Management Agreement is terminated. Our Manager, including our officers and employees of our Manager and its affiliates, may also receive grants of equity-based awards pursuant to our equity incentive plan that was adopted on April 23, 2012 and amended and restated in June 2018 (the “Amended and Restated 2012 Equity Incentive Plan”). For more information on the terms of the Management Agreement, see Note 13 to our consolidated financial statements included in this annual report on Form 10-K.

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

Financing Agreements

We borrow funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (as individually defined in Note 6 to the consolidated financial statements included in this annual report on Form 10-K, and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). We refer to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” While the borrowers under the Financing Agreements generally are our consolidated subsidiaries, the majority of such debt agreements are guaranteed by us in whole or in part. Generally, we seek to partially offset interest rate risk by matching the interest index of loans held for investment with the interest index of the Secured Funding Agreements used to fund them.

As of December 31, 2020, we had $110.0 million outstanding under our $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). As of December 31, 2020, we had $63.1 million outstanding under three separate non-recourse note agreements with the lenders referred to therein (the “Notes Payable”). As of December 31, 2020, our outstanding balance under the Financing Agreements was $928.7 million.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity And Capital Resources—Summary of Financing Agreements” included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2020.

Securitizations

In addition to Financing Agreements, we may also, to the extent available, securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitized portion of senior loans is reflected as securitization debt in our consolidated balance sheets. As of December 31, 2020, the outstanding balance of our CLO Securitization (as defined below) was $445.6 million.

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

Item 1A.    Risk Factors

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that you should carefully consider before investing in our securities.

•The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.
•We are subject to risks related to COVID-19.
•Difficult economic, political and market conditions could adversely affect our business, financial condition and results of operations.
•Our failure to remain qualified as a REIT would subject us to United States federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
•We are dependent upon certain key personnel of Ares for our future success and upon their access to other Ares investment professionals.
•Our indebtedness may subject us to increased risk of loss and may reduce cash available for distribution.
•There are significant potential conflicts of interest that could impact our investment returns.
•We operate in a competitive market for investment opportunities and loan originations, and competition may limit our ability to originate or acquire assets on attractive terms.
•We are exposed to risks associated with changes in interest rates.
•Our mezzanine loan assets involve greater risks of loss than senior loans secured by real properties, and investments in preferred equity involve a greater risk of loss than traditional debt financing.
•Our loans and investments expose us to risks associated with debt-oriented real estate investments generally.
•Our investments may be concentrated and could be subject to risk of default.
•The lack of liquidity in our investments may adversely affect our business.
•We will allocate our available capital without input from our stockholders.
•We are subject to various risks related to our ownership of certain real property, including hotel properties.
•We may experience a decline in the fair value of our assets.
•We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
•Maintenance of our exemption from registration under the 1940 Act imposes significant limits on our operations.
•Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities.

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

RISKS RELATED TO OUR BUSINESS

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our business and operations.

    As of the filing date of this Annual Report, there is an outbreak of the COVID-19 pandemic, which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many states, including those in which we and our borrowers operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration authorized certain vaccines for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the global economy including the U.S. is likely to continue to experience the lingering effects of the economic shock caused by COVID-19 containment measures including a prolonged recessionary environment in the United States.

    The COVID-19 pandemic is having a particularly adverse impact on industries whose properties serve as collateral for some of our portfolio of loan investments. Certain of our investments in loans collateralized by properties within other industries have also been significantly impacted by the COVID-19 pandemic. The inability of our borrowers’ tenants to pay rent on their leases, or our borrowers’ inability to re-lease space that becomes vacant, may adversely impact the ability of the borrowers to which we lend to continue to meet loan covenants or to make payments on their loans on a timely basis or at all. We may seek to restructure our loan investments and amend the terms, including the payment terms, which could cause us to incur losses. Potential declines in value and net operating income at properties that serve as collateral for our portfolio of loan investments significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Although the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, and a second stimulus package on December 27, 2020, which provides $900 billion in resources to small businesses and individuals as well as certain industries that have been adversely affected by the COVID-19 pandemic, it is uncertain whether, or how much, we or certain of our borrowers have benefited or may benefit from such legislation or any other subsequent legislation intended to provide financial relief or assistance.

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

    Provisions in our financing agreements require us to pay margin call provisions following the occurrence of certain mortgage loan credit events. We may not have the funds available to satisfy such margin calls or repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our financing agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights, which could materially and adversely affect our financial condition and ability to implement our investment strategy. See “Risk Factors—The Financing Agreements and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt” included in this annual report on Form 10-K.

    Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be offered at a higher cost and on less favorable terms and conditions than what we currently receive, including in potentially rising interest rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new loan commitments or to fund existing commitments on our portfolio of loan investments. See “Risk Factors—Risks Relating to Sources of Financing and Hedging—Our access to sources of financing may be limited and thus our ability to grow our business and to maximize our returns may be adversely affected” included in this annual report on Form 10-K.

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

The effects on our portfolio of loan investments described above may require us to increase the current expected credit loss (“CECL”) reserve in our consolidated balance sheets (“CECL Reserve”) related to certain of our investments. As a result of the impact of the COVID-19 pandemic and other factors, from January 1, 2020 to March 31, 2020, we increased, and may continue to increase, our assessment of CECL on our loans held for investment. Our loans held for investment are carried at cost, net of unamortized loan fees and origination costs, however, under the CECL methodology we adopted pursuant to Accounting Standards Update No. 2016-13, we are required to estimate expected credit losses on such loans using a range of historical experience adjusted for current and future conditions. Based on certain factors, our current estimate of expected credit losses has decreased slightly from March 31, 2020 to December 31, 2020 and may continue to fluctuate as the impact of the COVID-19 pandemic develops and we receive additional collateral financial data.

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

Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our borrowers. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a REIT or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

State licensing requirements will cause us to incur expenses and our failure to comply with such requirements may have a material adverse effect on us and our operations.

Nonbank companies are generally required to hold licenses in a number of U.S. states to conduct lending activities. State licensing statutes vary from state to state and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses will cause us to incur expenses and failure to be properly licensed under state law or otherwise may have a material adverse effect on us and our operations.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR‑indexed, floating‑rate debt securities or the cost of our borrowings.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the Federal Reserve Board and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD Libor tenors. The consultation and feedback period ended on January 25, 2021; however, no official statement has been made as of the date of this report. Concurrently, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation provided supervisory guidance encouraging banks to stop issuing new LIBOR-based contracts by the end of 2021. Such announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be replaced, modified or disfavored by the end of 2021.

As of December 31, 2020, our loan portfolio included $1.8 billion of floating rate investments with maximum maturities extending past 2021 for which the interest rate was tied to LIBOR. Additionally, we had $1.2 billion of floating rate debt with maximum maturities extending past 2021 tied to LIBOR. The United States Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large United States financial institutions, is considering replacing United States dollar LIBOR with a new index calculated by short‑term repurchase agreements, backed by Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”). Our loan agreements generally allow us to choose a new index based upon comparable information if the current index is no longer available. The index that may replace LIBOR in the future is uncertain at this time. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR‑based loans, including our portfolio of LIBOR‑indexed, floating‑rate loans, or the cost of our borrowings. Moreover, the replacement of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. Additionally, the uncertainty around LIBOR may decrease the demand for floating-rate loans, which could adversely impact our business and financial condition. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based loans, including the value of our portfolio of LIBOR‑indexed, floating‑rate loans, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate and certain of our existing mortgage loans to replace LIBOR with the new standard that is established, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant replacement reference index. We are assessing the impact of a potential transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

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

We borrow funds under the Financing Agreements and the CLO Securitization. As of December 31, 2020, we had approximately $928.7 million of outstanding borrowings under the Financing Agreements and $445.6 million outstanding under the CLO Securitization. Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (a) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (c) the loss of some or all of our assets to foreclosure or sale;

•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes;

•we are not able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all; and

•as the holder of the subordinated classes of a securitization, we may be required to absorb losses.

Our CLO Securitization contains certain senior note overcollateralization ratio tests and future securitizations may be subject to similar tests. The value of loans in our CLO Securitization which are subject to default or are materially modified are reduced for the purposes of the senior note overcollateralization ratio in accordance with the indenture. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities which we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy the senior note overcollateralization ratio and we may incur significant losses. There can be no assurance that our leveraging strategy will be successful.

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

Monetary policy actions by the United States Federal Reserve, including a continuation of the historically low interest rate environment, could adversely impact our financial condition.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. After steadily increasing the target federal funds rate in 2018 and 2017, the Federal Reserve in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic, decreased the federal funds rate by an additional 150 basis point decrease to a range of 0.00% to 0.25% as of March 31, 2020. The Federal Reserve could make additional changes during 2021 subject to economic conditions. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for CRE loans. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could adversely affect us.

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

Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•general economic or market conditions;

•the market’s view of the quality of our assets;

•the market’s perception of our growth potential;

•our current and potential future earnings and cash distributions; and

•the market price of the shares of our common stock.

From time to time, capital markets may experience periods of disruption and instability. See “Risk Factors—Risks Related to Our Business—The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our business and operations” for several examples of instability in the capital markets caused by the COVID-19 pandemic. There can be no assurance that these market conditions will not continue or worsen in the future.

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

Lender consent rights under our warehouse facilities may limit our ability to originate or acquire assets

In order to borrow funds to originate or acquire assets under our warehouse facilities, the lenders thereunder have the right to approve the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to originate or acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets.

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

The pools of commercial loans that we may originate, securitize or acquire as asset-backed securities and for which we act as special servicer are structures commonly referred to as securitizations. As a result of the dislocation of the credit markets, and in anticipation of more extensive regulation, including regulations promulgated pursuant to the Dodd-Frank Act, the securitization industry has crafted and continues to craft changes to securitization practices, including changes to representations and warranties in securitization transaction documents, new underwriting guidelines and disclosure guidelines. Pursuant to the Dodd-Frank Act, various federal agencies, including the SEC (collectively, “the agencies”) have promulgated regulations with respect to issues that affect securitizations. In August 2014, the SEC adopted amendments to Regulation AB and other rules that impose significant additional disclosure, review and reporting requirements on issuers in connection with registered offerings of asset-backed securities. These rules took effect beginning in late 2014 and throughout 2015, with some provisions taking effect in late 2016. The SEC has indicated that similar disclosure requirements for private offerings of asset-backed securities remain under consideration. In October 2014, the agencies adopted rules that require securitizers in both public and private securitization transactions to retain at least 5% of the risk associated with the securities, subject to certain exceptions, which we are subject to in our securitizations. These regulations, and other proposed regulations affecting securitization, could alter the structure of securitizations in the future, pose additional risks to our participation in future securitizations or reduce or eliminate the economic incentives for participating in future securitizations, increase the costs associated with our origination, securitization or acquisition activities, or otherwise increase the risks or costs of our doing business.

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

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates or currencies. This hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•due to a credit loss, the duration of the hedge may not match the duration of the related liability;

•the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a TRS) to offset interest rate losses is limited by United States federal income tax provisions governing REITs;

•legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies;

•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

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

We intend to record derivative and hedging transactions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the FASB ASC 815 definition of a derivative (such as short sales), we fail to satisfy FASB ASC 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because unrealized losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

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

Rules under the Dodd-Frank Act have established a comprehensive regulatory framework for derivative contracts commonly referred to as “swaps.” Under these rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators,” or “CPOs.” Unless an exemption is available, a CPO must register with the United States Commodity Futures Trading Commission (the “CFTC”) and become a member of the National Futures Association (the “NFA”), which requires compliance with NFA’s rules, and renders such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct.

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

As of both December 31, 2020 and 2019, our portfolio totaled 50 loans held for investment. The number of loans in which we are invested may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

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

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. For example, the COVID-19 pandemic is having a particularly adverse impact on certain industries whose properties serve as collateral for some of our portfolio of loan investments. Certain of our investments in loans collateralized by properties within other industries have also been significantly impacted by the COVID-19 pandemic. The inability of our borrowers’ tenants to pay rent on their leases or our borrowers’ inability to re-lease space that becomes vacant, may adversely impact the ability of the borrowers to which we lend to continue to meet loan covenants or to make payments on their loans on a timely basis or at all. Consequently, our investment model may be adversely affected by prolonged economic downturns or recessions where declining real estate values would likely reduce the level of new mortgage and other real estate-related loan originations, since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of, or return from, a loan secured by a particular property.

We may own CRE directly in the future as a result of a default of mortgage or other real estate related loans. Real estate investments are subject to various risks, including:

•acts of God, pandemics such as COVID-19, earthquakes, floods and other natural disasters, which may result in uninsured losses;

•political events, civil or military disturbances; acts of war or terrorism, including the consequences of terrorist attacks;

•adverse changes in national and local economic and market conditions, including local markets with a significant exposure to the energy sector, which may be affected by the current low prices of oil and related gas that could adversely affect the success of tenants in that industry;

•changes in governmental laws and regulations (including their interpretations), fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•the potential for uninsured or under-insured property losses.

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

Our CRE loans are secured by commercial and multifamily properties and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things, the following:

•tenant mix;

•success of tenant businesses;

•property management decisions;

•property location, condition and design;

•competition from comparable types of properties;

•changes in laws that increase operating expenses or limit rents that may be charged;

•changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•declines in regional or local real estate values;

•changes in local markets in which our tenants operate, including changes in oil and gas prices;

•declines in regional or local rental or occupancy rates;

•increases in interest rates, real estate tax rates and other operating expenses;

•costs of remediation and liabilities associated with environmental conditions;

•the potential for uninsured or underinsured property losses;

•the potential for casualty or condemnation loss;

•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;

•changes in supply (resulting from the recent growth in CRE debt funds or otherwise) and demand; and

•acts of God, pandemics, terrorist attacks, social unrest and civil disturbances.

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

Real property we own and not used in the ordinary course of our operations, including hotel properties, subjects us to risks particular to CRE property. In particular, ownership of hotel properties subjects us to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•competition from other hotel properties and non-hotel properties that provide nightly and short-term rentals;

•over-building of hotels, which could adversely affect occupancy and revenues;

•dependence on business and commercial travelers, conventions and tourism;

•dependence on the operator/franchisor of the hotel, as management/franchise agreements are long-term in nature and have limited termination rights;

•increases in energy costs, airplane fares, government taxes and fees, and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•increases in operating costs due to increased operating expenses, including employment costs, inflation and other factors that may not be offset by increased room rates;

•adverse effects of international, national, regional and local economic and market conditions;

•potential claims, litigation and threatened litigation from guests, visitors to hotel properties, employees, vendors, contractors, sub-contractors and others;

•costs associated with the ongoing need for renovations and other capital improvements, including the replacement of furniture, fixtures and equipment;

•labor strikes, disputes or disruptions, including as a result of unionized labor;

•unforeseen events beyond our control, such as terrorist attacks, cyber-attacks, travel-related health concerns including pandemics and epidemics, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

•strength of the United States dollar which may reduce in-bound international travel and encourage out-bound international travel;

•adverse effects of a downturn in the lodging industry; and

•risks generally associated with the ownership of hotel properties and real estate.

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

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. Borrowers may seek to make prepayments as a result of LIBOR floors in our loans which could result in higher interest expense. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate CRE loans, we expect borrowers will prepay at a projected rate generating an expected yield. When borrowers prepay their loans faster than expected, the corresponding prepayments on the CRE loans may reduce the expected yield on such loans. If prepayment rates decrease in a rising interest rate environment, borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. This could have a negative impact on our results of operations. In some situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

We have originated and may continue to originate or acquire mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than senior mortgage loans secured by real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity or the assets of the entity may not be sufficient to satisfy our mezzanine loan. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which went into effect for us on January 1, 2020. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs from the incurred loss impairment methodology pursuant to GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the CECL model affects how we determine our allowance for loan losses and requires us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model creates more volatility in the level of our allowance for loan losses. The increase to our level of allowance for loan losses may affect our business, financial condition and results of operations. The CECL model required us to recognize a one-time cumulative adjustment to retained earnings as of the beginning of the first reporting period in which the guidance became effective, which impacted our book value per diluted share of common stock in the first quarter of 2020.

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

We may find it necessary to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by borrowers or by other lenders or investors in the borrowers that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our mortgage or other security interests. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification of the loan or a buy-out of the loan for less than we are owed. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of borrower’s debt. Foreclosure may create a negative public perception of the collateral property, resulting in a diminution of its value. Even if we are successful in foreclosing on a mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our investment. Any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will reduce the net proceeds realized and, thus, increase the potential for loss.

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

Some of the factors that could negatively affect the market price of our common stock include:

•our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•actual or perceived conflicts of interest with our Manager or Ares Management and individuals, including our executives;

•equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•loss of a major funding source;

•actual or anticipated accounting problems;

•publication of research reports about us or the real estate industry;

•changes in market valuations of similar companies;

•adverse market reaction to any increased indebtedness we incur in the future;

•additions to or departures of our Manager’s or Ares Management’s key personnel;

•speculation in the press or investment community;

•increases in market interest rates and widening of market credit spreads, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;

•failure to maintain our REIT qualification or exemption from the 1940 Act;

•price and volume fluctuations in the overall stock market from time to time;

•general market and economic conditions, and trends including inflationary concerns, the current state of the credit and capital markets;

•significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•changes in the value of our portfolio;

•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•operating performance of companies comparable to us;

•short-selling pressure with respect to shares of our common stock or REITs generally;

•uncertainty surrounding the continued strength of the United States economy; and

•concerns regarding volatility in the United States and global financial markets.

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

As of December 31, 2020 and 2019, we had 33,442,332 and 28,865,610 shares of common stock outstanding, respectively.

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

In order to qualify as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements. We currently intend to satisfy the distribution requirement through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•our ability to make profitable investments;

•margin calls or other expenses that reduce our cash flow;

•defaults in our asset portfolio or decreases in the value of our portfolio; and

•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

We intend to make regular quarterly distributions to holders of our common stock. The regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities. However, there can be no assurance that our net income or cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as from offering proceeds, borrowings and asset sales, to fund portions of our future distributions. Our distributions for the years ended December 31, 2020 and 2019 exceeded our cash flow from operating activities but our distributions did not exceed our cash flow from operating activities for the year ended December 31, 2018. Our distributions for the years ended December 31, 2020 and 2019 exceeded our net income but our distributions did not exceed our net income for the year ended December 31, 2018.

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

After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•80% of the votes entitled to be cast by holders of the then-outstanding shares of voting stock of the corporation; and

•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested stockholder.

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

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our stockholders generally have a right to vote only on the following matters:

•the election or removal of directors;

•the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•change our name;

•change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

•increase or decrease the aggregate number of shares of stock that we have the authority to issue;

•increase or decrease the number of shares of any class or series of stock that we have the authority to issue; and

•effect certain reverse stock splits;

•our dissolution; and

•our being a party to a merger, consolidation, conversion, sale or other disposition of all or substantially all of our assets or statutory share exchange.

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

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of our Management Agreement expires on May 1, 2021, and will be automatically renewed for one-year terms thereafter. Furthermore, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

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

    Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Ares Management include:

    Ares Management advisory activities. While our Manager and Ares Management have agreed that for so long as our Manager is managing us, neither Ares Management nor any of its affiliates will sponsor or manage any other United States publicly traded REIT that invests primarily in the same asset classes as us, affiliates of our Manager may manage other investment vehicles (including non-traded or perpetual life REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized, or that affiliates of our Manager may acquire the management in the future. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar investment opportunities. To the extent such existing vehicles or other future Ares managed vehicles seek to acquire the same target assets as our Company, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager, Ares Management or their affiliates may also give advice to Ares managed investment vehicles that may differ from the advice given to us even though their investment objectives may be the same or similar to ours.

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

The current term of our Management Agreement expires on May 1, 2021. Thereafter, the Management Agreement automatically renews for one-year terms unless terminated upon 180 days’ written notice prior to the expiration of the then current term in accordance with its terms. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our investment strategy.

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

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is defined in our Management Agreement as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For the years ended December 31, 2020, 2019 and 2018, $0.8 million, $1.1 million and $1.2 million of incentive fees were incurred, respectively. In evaluating investments and other management strategies, the opportunity to earn incentive fees based on Core Earnings may lead our

Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

Furthermore, any REIT in which we invest directly or indirectly, including the REIT through which we own our interest in the CLO Securitization, ACRE 2017-FL3 Holder REIT LLC (“FL3 REIT”), is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to United States federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT could cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset or income tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of certain statutory relief provisions. Failure to meet the senior note overcollateralization tests for our CLO Securitization and any resulting failure to receive payments from the CLO Securitization may be detrimental in the FL3 REIT’s ability to qualify as a REIT.

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

GENERAL RISK FACTORS

Global economic, political and market conditions, including in the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Deterioration in the economic conditions globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the effect of the United Kingdom leaving the European Union (the “EU”), market volatility and loss of investor confidence driven by political events, and the COVID-19 pandemic. The decision made in the United Kingdom to leave the EU has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The Chinese capital markets have experienced periods of instability over the past several years and, more recently, market uncertainty and volatility have been magnified as a result of the events related to the 2020 U.S. presidential and congressional elections and presidential transition and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, as well as rising trade tensions between the United States and China and hostilities between the United States and Iran.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we or affiliates of our Manager fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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

Item 3. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2020, we were not subject to any material pending legal proceedings. If the COVID-19 pandemic continues and market conditions worsen, litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

COMMON STOCK

Our common stock is listed for trading on the NYSE under the symbol “ACRE.” On February 16, 2021, the closing price of our common stock, as reported on the NYSE, was $13.63 per share.

HOLDERS

As of February 16, 2021, there were 114 holders of record of our common stock, including Cede & Co, which holds shares as nominee for the Depository Trust Company, which itself holds shares on behalf of the beneficial owners of shares of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

DISTRIBUTION POLICY

We elected to be taxed as a REIT for United States federal income tax purposes and, as such, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. This 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. For the year ended December 31, 2020, we plan to satisfy the REIT distribution requirement in part with dividends paid in 2021. For the year ended December 31, 2019, we elected to satisfy the REIT distribution requirement in part with dividends paid in 2020. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. For the years ended December 31, 2020, 2019 and 2018, we accrued an excise tax of $369 thousand, $302 thousand and $362 thousand, respectively. Excise tax payable is included in the line item “Other liabilities” in the consolidated balance sheets included in this annual report on Form 10-K. Excise tax expense is included in the line item “Income tax expense, including excise tax” in the consolidated statements of operations included in this annual report on Form 10-K.

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

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

Total Return Performance
Index Value
220
200
180
160
140
120
100
80
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Ares Commercial Real Estate Corp.
S&P 500 Index
SNL US Finance REIT Index

_______________________________________________________________________________

SOURCE:    Bloomberg
NOTES:    Assumes $100 invested on December 31, 2015 in ACRE, the S&P 500 Index and the SNL US Finance REIT Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 23, 2012, we adopted an equity incentive plan. In April 2018, our board of directors authorized, and in June 2018, our stockholders approved, an amended and restated equity incentive plan (the “Amended and Restated 2012 Equity Incentive Plan”). Pursuant to our Amended and Restated 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our directors, our Manager and its personnel and other eligible awardees under the plan, subject to an aggregate limitation of 1,390,000 shares of common stock. As of December 31, 2020, 61% of the shares reserved under our Amended and Restated 2012 Equity Incentive Plan, or a total of 849,930 restricted shares of our common stock, restricted stock units and/or other equity-based awards, had been granted and 39% of the shares reserved, or 540,070 shares remained available for future issuance under our Amended and Restated 2012 Equity Incentive Plan. Aside from our Amended and Restated 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our Amended and Restated 2012 Equity Incentive Plan, see Note 9 to our consolidated financial statements included in this annual report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	540,070
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	540,070
____________________________

(1)The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our Amended and Restated 2012 Equity Incentive Plan.

Item 6. Selected Financial Data

Consolidated financial data of the Company as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018 can be derived from the audited consolidated financial statements included in this annual report on Form 10-K. Consolidated financial data of the Company as of December 31, 2018, 2017 and 2016 and for the years ended December 31, 2017 and 2016 can be derived from Part II, “Item 6. Selected Financial Data" in our annual report on Form 10-K for the year ended December 31, 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company primarily engaged in originating and investing in CRE loans and related investments. We are externally managed by ACREM, a subsidiary of Ares Management, a publicly traded, leading global alternative asset manager, pursuant to the terms of the Management Agreement. From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

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

Below are significant developments during the year ended December 31, 2020 presented by quarter:

Developments During the First Quarter of 2020:

•ACRE purchased a $132.6 million senior mortgage loan on a portfolio of office properties located across multiple states from the $200 million real estate debt warehouse investment vehicle maintained by an affiliate of the Company’s Manager (the “Ares Warehouse Vehicle”).
•ACRE originated a $29.6 million senior mortgage loan on a multifamily property located in Texas.
•ACRE originated a $56.5 million senior mortgage loan on an industrial property located in New York.
•ACRE originated a $19.0 million senior mortgage loan on a multifamily property located in Washington.
•ACRE originated a $39.6 million senior mortgage loan on a mixed-use property located in California.
•ACRE originated a $37.6 million mezzanine loan on an office property located in Illinois.
•ACRE originated a $41.0 million senior mortgage loan on a multifamily property located in New Jersey.
•ACRE closed the $150.0 million Morgan Stanley Facility (as defined below). The initial maturity date of the Morgan Stanley Facility is January 16, 2023, subject to two 12-month extensions, each of which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Morgan Stanley Facility to January 16, 2025. Advances under the Morgan Stanley Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread ranging from 1.75% to 2.25%, determined by Morgan Stanley, depending upon the mortgage loan sold to Morgan Stanley in the applicable transaction.
•ACRE entered into an underwriting agreement (the “Underwriting Agreement”) in which ACRE agreed to sell an aggregate of 4,600,000 shares of ACRE’s common stock, par value $0.01 per share. The public offering generated net proceeds of approximately $72.9 million, after deducting transaction expenses.
•ACRE transferred its interest in a $24.4 million senior mortgage loan on an office property located in North Carolina to a third party and retained a $6.1 million mezzanine loan on the same property. ACRE determined that the transfer did not qualify as a sale and therefore treated it as a financing transaction. As such, ACRE did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in its consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing is May 5, 2023, subject to one 12-month extension, which may be exercised at the transferee’s option, which, if exercised, would extend the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%.

Developments During the Second Quarter of 2020:

•ACRE originated a $91.8 million senior mortgage loan on a multifamily property located in Florida. Subsequent to the origination date, we bifurcated the senior mortgage loan between a $66.9 million senior participation and a $24.9 million subordinated participation. In June 2020, we transferred our interest in the $24.9 million subordinated participation to a third party and retained the $66.9 million senior participation. We determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, we did not derecognize the $24.9 million subordinated participation and recorded a secured borrowing liability in our consolidated balance sheets.

•ACRE purchased a $46.7 million senior mortgage loan on a multifamily property located in Florida from the Ares Warehouse Vehicle. Subsequent to the origination date, we bifurcated the senior mortgage loan between a $34.1 million senior participation and a $12.6 million subordinated participation. In June 2020, we transferred our interest in the $12.6 million subordinated participation to a third party and retained the $34.1 million senior participation. We determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, we did not derecognize the $12.6 million subordinated participation and recorded a secured borrowing liability in our consolidated balance sheets.
•ACRE entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $31.5 million, which is collateralized by a hotel property located in Minnesota. As of June 30, 2020, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and is carried at fair value. ACRE recognized an unrealized loss of $2.2 million upon reclassifying the loan to held for sale as the carrying value exceeded fair value as determined by the agreed upon sale price of the loan.

Developments During the Third Quarter of 2020:

•ACRE closed the sale of a senior mortgage loan with outstanding principal of $31.5 million, which was collateralized by a hotel property located in Minnesota, to a third party. In addition, ACRE closed the sale of two senior mortgage loans to a third party with outstanding principal of $39.9 million and $29.6 million, respectively, which were collateralized by multifamily properties located in Illinois and Texas, respectively. ACRE recognized an aggregate net realized loss of $4.0 million upon the closing of the sale of the three loans as the carrying value exceeded the sale prices of the loans.
•The U.S. Bank Facility (as defined below) matured and its term was not extended. The U.S. Bank Facility had been repaid in full prior to the maturity date.
•ACRE amended the MetLife Facility (as defined below) to, among other things, (1) extend the initial maturity date of the MetLife Facility to August 13, 2022, subject to two 12-month extensions, each of which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 13, 2024, (2) increase the interest rate on new advances subsequent to the date of the amendment to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The interest rate on advances with respect to existing loans financed under the MetLife Facility prior to the amendment will continue to accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%, subject to certain exceptions and (3) waive the non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility, which is owed if less than 65% of the MetLife Facility is utilized, for a period of nine months subsequent to the date of the amendment.

Developments During the Fourth Quarter of 2020:

•ACRE purchased an $8.5 million senior mortgage loan on an office property located in Illinois from the Ares Warehouse Vehicle.
•ACRE originated a $21.0 million supplemental senior mortgage loan on an industrial property located in New York, which is an upsize of the original $56.5 million senior mortgage loan previously originated by ACRE in January 2020.
•ACRE amended the Wells Fargo Facility (as defined below) to, among other things, (1) reduce the maximum commitment under the Wells Fargo Facility from $500.0 million to $350.0 million, which the maximum commitment may be increased to up to $500.0 million at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee, (2) extend the funding period of the Wells Fargo Facility to December 14, 2022, subject to one 12-month extension at ACRE’s option, which, if exercised, would extend the funding period to December 14, 2023, (3) extend the initial maturity date of the Wells Fargo Facility to December 14, 2022, subject to three 12-month extensions, each of which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2025, (4) update the interest rate on advances under the Wells Fargo Facility from a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%, subject to certain exceptions, to a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.75%, subject to certain exceptions and (5) eliminate the non-utilization fee on the Wells Fargo Facility.

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

Loans are generally collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. We monitor the performance of our loans held for investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. We may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020 and 2019, all loans were paying in accordance with their contractual terms. As of December 31, 2020, the Company had three loans held for investment on non-accrual status due to the impact of the COVID-19 pandemic with a carrying value of $67.1 million. There were no loans held for investment on non-accrual status as of December 31, 2019.

Loan balances that are deemed to be uncollectible are written off as a realized loss and are deducted from the current expected credit loss reserve. The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment. There were no write-offs during the years ended December 31, 2020, 2019 and 2018.

 Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause:

•the interest expense associated with our borrowings to increase, subject to any applicable ceilings;

•the value of our mortgage loans to decline;

•coupons on our floating rate mortgage loans to reset to higher interest rates; and

•to the extent we enter into interest rate swap agreements as part of our hedging strategy where we pay fixed and receive floating interest rates, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause:

•the interest expense associated with our borrowings to decrease, subject to any applicable floors;

•the value of our mortgage loan portfolio to increase, for such mortgages with applicable floors;

•coupons on our floating rate mortgage loans to reset to lower interest rates, subject to any applicable floors; and

•to the extent we enter into interest rate swap agreements as part of our hedging strategy where we pay fixed and receive floating interest rates, the value of these agreements to decrease.

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

Loans Held for Investment Portfolio

As of December 31, 2020, our portfolio included 50 loans held for investment, excluding 98 loans that were repaid, sold or converted to real estate owned since inception. As of December 31, 2020, the aggregate originated commitment under these loans at closing was approximately $2.1 billion and outstanding principal was $1.8 billion. During the year ended December 31, 2020, we funded approximately $538.3 million of outstanding principal, received repayments of $304.0 million of outstanding principal and sold three loans with outstanding principal of $101.0 million to third parties. As of December 31, 2020, 95.3% of our loans have LIBOR floors, with a weighted average floor of 1.73%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of December 31, 2020, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2020 ($ in thousands):

	As of December 31, 2020
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,713,601	$1,723,638	5.9%	(2)	6.2%	(3)	1.2
Subordinated debt and preferred equity investments	101,618	102,603	13.4%	(2)	13.4%	(3)	1.9
Total loans held for investment portfolio	$1,815,219	$1,826,241	6.3%	(2)	6.6%	(3)	1.2
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2020 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of December 31, 2020 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2020).

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
Current Expected Credit Loss Reserve. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). ASU No. 2016-13 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We adopted ASU No. 2016-13 on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in our consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of our loans held for investment in our consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in our consolidated balance sheets.

We estimate our CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to us when we are the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of our floating-rate loan portfolio and (iv) our current and future view of the macroeconomic environment. We may consider loan-specific qualitative factors on certain loans to estimate our CECL Reserve. In order to estimate the future expected loan losses relevant to our portfolio, we utilize historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which we believe is a reasonably comparable and available data set to our type of loans.

See Note 4 included in these consolidated financial statements for CECL related disclosures.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this annual report on Form 10-K, which describes recent accounting pronouncements that we have adopted or are currently evaluating.

RECENT DEVELOPMENTS

On January 28, 2021, ACRE Commercial Mortgage 2021-FL4 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2021-FL4 LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of ours, entered into an Indenture (the “Indenture”) with ACRC Lender LLC, a wholly owned subsidiary of ours (the “Seller”), as advancing agent, Wells Fargo Bank, National Association, as note administrator, and Wilmington Trust, National Association, as trustee, which governs the issuance of approximately $603.0 million principal balance secured floating rate notes (the “Notes”) and $64.3 million of preferred equity in the Issuer (the “FL4 CLO Securitization”). For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.

The Notes are collateralized by interests in a pool of 23 mortgage assets having a total principal balance of approximately $667.3 million (the “Mortgage Assets”) that were originated by a subsidiary of ours. During the period ending in April 2024 (the “Companion Participation Acquisition Period”), the Issuer may use certain principal proceeds from the Mortgage Assets to acquire additional funded pari-passu participations related to the Mortgage Assets that meet certain acquisition criteria.

The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement between the Seller and the Issuer, and acknowledged by us solely for purposes of confirming our status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the Issuer and Co-Issuer offered and issued the following classes of Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “Offered Notes”). A wholly owned subsidiary of ours retained approximately $62.5 million of the Notes and all of the $64.3 million of preferred equity in the Issuer, which totaled $126.8 million. We, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, have the obligation to absorb losses of the FL4 CLO Securitization, since we have a first loss position in the capital structure of the FL4 CLO Securitization.

On January 28, 2021, we purchased a $105.5 million senior mortgage loan on an office property located in Illinois from the Ares Warehouse Vehicle. At the purchase date, the outstanding principal balance was approximately $103.6 million. The loan has a per annum interest rate of LIBOR plus 2.15% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, we purchased a $5.6 million senior mortgage loan on a self storage property located in Illinois from the Ares Warehouse Vehicle. At the purchase date, the outstanding principal balance was approximately $5.4 million. The loan has a per annum interest rate of LIBOR plus 3.00% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, we purchased a fully funded $6.4 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle. The loan has a per annum interest rate of LIBOR plus 2.90% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, we purchased a fully funded $4.4 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle. The loan has a per annum interest rate of LIBOR plus 2.90% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, we purchased a fully funded $7.0 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle. The loan has a per annum interest rate of LIBOR plus 2.90% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, we purchased a fully funded $10.8 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle. The loan has a per annum interest rate of LIBOR plus 2.90% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, we purchased a $6.5 million senior mortgage loan on a self storage property located in Missouri from the Ares Warehouse Vehicle. At the purchase date, the outstanding principal balance was approximately $5.9 million. The loan has a per annum interest rate of LIBOR plus 3.00% (plus accretion of the purchase discount) and an initial term of three years.

On February 16, 2021, we entered into an interest rate swap (the “Swap”) with Morgan Stanley Capital Services, LLC (“Morgan Stanley Capital”) for the initial notional amount of $870.0 million, which amortizes according to an agreed upon notional schedule. The Swap requires us to pay a fixed interest rate of 0.2075% and for Morgan Stanley Capital to pay a floating rate equal to one-month LIBOR, subject to a 0.00% floor. The Swap has a termination date of December 15, 2023.

On February 16, 2021, we entered into an interest rate cap (the “Cap”) with Morgan Stanley Capital for the initial notional amount of $275.0 million, which amortizes according to an agreed upon notional schedule. The Cap is tied to one-month LIBOR with a strike rate of 0.50%. The Cap has a termination date of December 15, 2023.

On February 17, 2021, we declared a cash dividend of $0.33 per common share for the first quarter of 2021 and a supplemental cash dividend of $0.02 per common share. The first quarter 2021 and supplemental cash dividend will be payable on April 15, 2021 to common stockholders of record as of March 31, 2021.

RESULTS OF OPERATIONS

For the years ended December 31, 2020 and 2019

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2020 and 2019 ($ in thousands):

	For the years ended December 31,
	2020	2019
Total revenue	$82,696	$77,259
Total expenses	36,311	39,753
Provision for current expected credit losses	20,185	—
Realized losses on loans sold	4,008	—
Income before income taxes	22,192	37,506
Income tax expense, including excise tax	352	515
Net income attributable to common stockholders	$21,840	$36,991

The following tables set forth select details of our consolidated results of operations for the years ended December 31, 2020 and 2019 ($ in thousands):

Net Interest Margin

	For the years ended December 31,
	2020	2019
Interest income	$121,052	$114,784
Interest expense	(51,949)	(62,583)
Net interest margin	$69,103	$52,201

For the years ended December 31, 2020 and 2019, net interest margin was approximately $69.1 million and $52.2 million, respectively. For the years ended December 31, 2020 and 2019, interest income of $121.1 million and $114.8 million, respectively, was generated by weighted average earning assets of $1.8 billion and $1.6 billion, respectively, offset by $51.9 million and $62.6 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the U.S. Bank Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below and excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, Secured Borrowings and securitization debt (as defined below) were $1.5 billion for the year ended December 31, 2020 and $1.2 billion for the year ended December 31, 2019. The increase in net interest margin for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the year ended December 31, 2020 as well as the benefit received from the impact of LIBOR floors on our loans held for investment due to a decrease in 30-day LIBOR for the year ended December 31, 2020. As of December 31, 2020, 95.3% of our loans held for investment as measured by outstanding principal balance have LIBOR floors, with a weighted average floor of 1.73%, calculated based on loans with LIBOR floors, while 21.3% of our borrowings have LIBOR floors, with a weighted average floor of 1.00%.

Revenue From Real Estate Owned

    On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the years ended December 31, 2020 and 2019, revenue from real estate owned was

$13.6 million and $25.1 million, respectively. Revenues consist of room sales, food and beverage sales and other hotel revenues. The decrease in revenue from real estate owned for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily due to the impact of the COVID-19 pandemic, which significantly reduced occupancy and overall revenue at the hotel property for the year ended December 31, 2020. This was partially offset due to the inclusion of a full year of operations for the year ended December 31, 2020, whereas the year ended December 31, 2019 only included approximately ten months of operations as the hotel property was acquired on March 8, 2019.

Operating Expenses

	For the years ended December 31,
	2020	2019
Management and incentive fees to affiliate	$8,159	$7,363
Professional fees	2,640	2,194
General and administrative expenses	3,732	4,188
General and administrative expenses reimbursed to affiliate	3,653	3,026
Expenses from real estate owned	18,127	22,982
Total expenses	$36,311	$39,753

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the decrease in operating expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Related Party Expenses

For the year ended December 31, 2020, related party expenses included $8.2 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $7.3 million in management fees and $0.8 million in incentive fees. For the year ended December 31, 2020, related party expenses also included $3.7 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2019, related party expenses included $7.4 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $6.3 million in management fees and $1.1 million in incentive fees. For the year ended December 31, 2019, related party expenses also included $3.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily relates to an increase in our stockholders’ equity for the year ended December 31, 2020 as a result of the public offering of 4,600,000 shares of our common stock in January 2020, which generated net proceeds of approximately $72.9 million. The decrease in incentive fees for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily relates to our Core Earnings (as defined below) for the twelve months ended December 31, 2020 exceeding the 8% minimum return by a lower margin than the twelve months ended December 31, 2019. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. The increase in allocable general and administrative expenses due to our Manager for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.
Other Expenses

For the years ended December 31, 2020 and 2019, professional fees were $2.6 million and $2.2 million, respectively. The increase in professional fees for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily relates to an increase in our use of third-party professionals due to changes in transaction activity year over year. For the years ended December 31, 2020 and 2019, general and administrative expenses were $3.7 million and $4.2 million, respectively. The decrease in general and administrative expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily relates to a decrease in stock-based compensation expense due to the reversal of previously recognized expense related to restricted stock forfeitures for the year ended December 31, 2020.

    Expenses From Real Estate Owned

For the years ended December 31, 2020 and 2019, expenses from real estate owned was comprised of the following ($ in thousands):

	For the years ended December 31,
	2020	2019
Hotel operating expenses	$15,567	$21,383
Interest expense on note payable	1,668	932
Depreciation expense	892	667
Expenses from real estate owned	$18,127	$22,982

For the years ended December 31, 2020 and 2019, hotel operating expenses were $15.6 million and $21.4 million, respectively. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. The decrease in hotel operating expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily due to the impact of the COVID-19 pandemic, which significantly reduced occupancy and forced us to implement plans to reduce overall operating expenses at the hotel property for the year ended December 31, 2020. This was partially offset due to the inclusion of a full year of operations for the year ended December 31, 2020, whereas the year ended December 31, 2019 only included approximately ten months of operations as the hotel property was acquired on March 8, 2019. For the years ended December 31, 2020 and 2019, interest expense on our note payable was $1.7 million and $0.9 million, respectively. For the years ended December 31, 2020 and 2019, the weighted average borrowings under the Note Payable on the hotel property was $28.3 million and $15.9 million, respectively. For the years ended December 31, 2020 and 2019, depreciation expense was $0.9 million and $0.7 million, respectively. The increase in depreciation expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily due to the inclusion of a full year of depreciation expense for the year ended December 31, 2020, whereas the year ended December 31, 2019 only included approximately ten months of depreciation expense as the hotel property was acquired on March 8, 2019.

Provision for Current Expected Credit Losses

    We adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. For the year ended December 31, 2020, the provision for current expected credit losses was $20.2 million. Management’s current estimate of expected credit losses increased from January 1, 2020 to December 31, 2020 due to a recession caused by the impact of the COVID-19 pandemic, which was not known as of January 1, 2020 and thus, did not have an impact on our current expected credit loss reserve as of January 1, 2020.

    The CECL Reserve takes into consideration the macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on our loans held for investment. Additionally, the CECL Reserve is not an indicator of what we expect our CECL Reserve would have been absent the current and potential future impacts of the COVID-19 pandemic.

Realized Losses on Loans Sold

    In July 2020, we closed the sale of a senior mortgage loan with outstanding principal of $31.5 million, which was collateralized by a hotel property located in Minnesota, to a third party. In addition, in August 2020, we closed the sale of two senior mortgage loans to a third party with outstanding principal of $39.9 million and $29.6 million, respectively, which were collateralized by multifamily properties located in Illinois and Texas, respectively. For the year ended December 31, 2020, we recognized an aggregate net realized loss of $4.0 million in our consolidated statements of operations upon the sale of the three senior mortgage loans as the carrying value exceeded the sale prices of the loans.

For the years ended December 31, 2019 and 2018

    The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Due to the impact of the COVID-19 pandemic, we may experience borrowers who are unable to pay interest and principal payments timely, including at the maturity date of the borrower’s loan, if at all, and expected prepayments by our borrowers may not occur, which could impact our liquidity. Our Secured Funding Agreements contains margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. Given the impact of the COVID-19 pandemic on the real estate industry and the potential impact on our borrowers, to mitigate the risk of future margin calls, we proactively engaged in discussions with certain of our lenders to modify the terms of our borrowings on certain assets within these facilities, in order to, among other things, reduce the amounts we are borrowing against such assets and/or increase the borrowing spreads. We may not receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

We are focused on preserving our liquidity in order to satisfy our cash requirements, including future commitments to fund on our loans, make interest, principal and other payments pursuant to our financing obligations and to potentially originate new loans and make opportunistic new investments. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of enhancing our liquidity will be financing, to the extent available to us, through credit, secured funding and other lending facilities, other sources of private financing, including warehouse and repurchase facilities, and public or private offerings of our equity or debt securities. On July 19, 2019, we filed a registration statement on Form S-3 with the SEC, which became effective on August 2, 2019, in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.25 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our “At the Market Stock Offering Program” which was established in November 2019 pursuant to which we may sell, from time to time, up to $100.0 million of shares of our common stock. Furthermore, we have sold, and may continue to sell certain of our mortgage loans, or interests therein, in order to manage liquidity needs. Subject to maintaining our qualification as a REIT, we may also change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or making dividends that are payable in cash and shares of our common stock for some period of time. We are also able to access additional liquidity through the reinvestment provisions in our FL3 collateralized loan obligation securitization debt (“CLO Securitization”), which allows us to replace mortgage assets in our CLO Securitization which have repaid, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets. There can be no assurance that the conditions for reinvestment will be satisfied and whether our CLO Securitization will acquire any additional mortgage assets. In addition, our CLO Securitization contains certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities which we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the CLO Securitization if these tests were met.

Ares Management or one of its investment vehicles, including the Ares Warehouse Vehicle, may originate mortgage loans and we may have the opportunity to purchase such loans that are determined by our Manager in good faith to be appropriate for us, once we have sufficient available liquidity. Ares Management or one of its investment vehicles may also acquire mortgage loans from us.

As of February 16, 2021, we had approximately $88 million in unrestricted cash.

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

Cash Flows

For the years ended December 31, 2020 and 2019

The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2020 and 2019 ($ in thousands):

	For the years ended December 31,
	2020	2019
Net income	$21,840	$36,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	9,922	(4,539)
Net cash provided by (used in) operating activities	31,762	32,452
Net cash provided by (used in) investing activities	(81,867)	(174,426)
Net cash provided by (used in) financing activities	119,246	136,141
Change in cash, cash equivalents and restricted cash	$69,141	$(5,833)

During the years ended December 31, 2020 and 2019, cash, cash equivalents and restricted cash increased (decreased) by $69.1 million and $(5.8) million, respectively.

Operating Activities

For the years ended December 31, 2020 and 2019, net cash provided by operating activities totaled $31.8 million and $32.5 million, respectively. For the year ended December 31, 2020, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $20.2 million, accretion of deferred loan origination fees and costs of $7.4 million, amortization of deferred financing costs of $6.4 million and change in other assets of $15.3 million. For the year ended December 31, 2019, adjustments to net income related to operating activities primarily included accretion of deferred loan origination fees and costs of $7.0 million, amortization of deferred financing costs of $6.6 million and change in other assets of $6.4 million.

Investing Activities

For the years ended December 31, 2020 and 2019, net cash used in investing activities totaled $81.9 million and $174.4 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment exceeding the cash received from principal repayment of loans held for investment and the sale of loans held for sale for the year ended December 31, 2020.

 Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities totaled $119.2 million and primarily related to proceeds from our Secured Funding Agreements of $473.5 million, proceeds from Secured Borrowings of $60.2 million and proceeds from the sale of our common stock of $73.2 million, partially offset by repayments of our Secured Funding Agreements of $446.5 million and dividends paid of $42.8 million. For the year ended December 31, 2019, net cash provided by financing activities totaled $136.1 million and primarily related to proceeds from our Secured Funding Agreements of $793.8 million, proceeds from Notes Payable of $56.2 million and proceeds from the issuance of debt of consolidated VIEs of $172.7 million, partially offset by repayments of our Secured Funding Agreements of $843.2 million and dividends paid of $37.5 million.

For the years ended December 31, 2019 and 2018

    The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	December 31, 2020					December 31, 2019
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$350,000	$336,001	LIBOR+1.45 to 2.75%	December 14, 2022	(1)	$500,000	$360,354	LIBOR+1.45 to 2.25%	December 14, 2020	(1)
Citibank Facility	325,000	117,506	LIBOR+1.50 to 2.25%	December 13, 2021	(2)	325,000	126,603	LIBOR+1.50 to 2.50%	December 13, 2021	(2)
BAML Facility	—	—	—	—	(3)	36,280	36,280	LIBOR+2.00%	March 3, 2020	(3)
CNB Facility	50,000	50,000	LIBOR+2.65%	March 10, 2021	(4)	50,000	30,500	LIBOR+2.65%	March 11, 2020	(4)
MetLife Facility	180,000	104,124	LIBOR+2.10 to 2.50%	August 13, 2022	(5)	180,000	131,807	LIBOR+2.30%	August 12, 2020	(5)
U.S. Bank Facility	—	—	—	—	(6)	185,989	43,045	LIBOR+1.65 to 2.25%	July 31, 2020	(6)
Morgan Stanley Facility	150,000	147,921	LIBOR+1.75 to 2.85%	January 16, 2023	(7)	—	—	—	—
Subtotal	$1,055,000	$755,552				$1,277,269	$728,589

Notes Payable	$84,155	$63,122	LIBOR+2.50 to 3.75%	(8)		$84,155	$56,155	LIBOR+2.50 to 3.75%	(8)

Secured Term Loan	$110,000	$110,000	LIBOR+5.00%	December 22, 2021	(9)	$110,000	$110,000	LIBOR+5.00%	December 22, 2020	(9)
Total	$1,249,155	$928,674				$1,471,424	$894,744
_____________________________

(1)The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In December 2020, we amended the Wells Fargo Facility to, among other things, (1) reduce the maximum commitment under the Wells Fargo Facility from $500.0 million to $350.0 million, which the maximum commitment may be increased to up to $500.0 million at our option, subject to the satisfaction of certain conditions, including payment of an upsize fee, (2) extend the funding period of the Wells Fargo Facility to December 14, 2022, subject to one 12-month extension at our option, (3) extend the initial maturity date of the Wells Fargo Facility to December 14, 2022, (4) update the interest rate on advances under the Wells Fargo Facility to a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.75%, subject to certain exceptions and (5) eliminate the non-utilization fee on the Wells Fargo Facility.
(2)The maturity date of the master repurchase facility with Citibank, N.A. (the “Citibank Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.

(3)Individual advances on loans under the Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (the “BAML Facility”) generally had a two-year maturity, subject to a 12-month extension at our option provided that certain conditions were met and applicable extension fees were paid. In May 2019, our borrowing period for new individual loans under the BAML Facility expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of December 31, 2019 represented the outstanding balance under the facility at the time the borrowing period expired. In June 2020, the BAML Facility was repaid in full and its term was not extended.
(4)In March 2020, we exercised a 12-month extension option on the secured revolving funding facility with City National Bank (the “CNB Facility”). The CNB Facility is subject to one additional 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid. In June 2019, we amended the CNB Facility to, among other things, (1) add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year and (2) decrease the interest rate on advances to a per annum rate equal to the sum of, at our option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%.
(5)The maturity date of the revolving master repurchase facility with Metropolitan Life Insurance Company (the “MetLife Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In August 2020, we amended the MetLife Facility to, among other things, (1) extend the initial maturity date of the MetLife Facility to August 13, 2022 and (2) increase the interest rate on new advances subsequent to the date of the amendment to a per annum rate equal to the sum of one-month LIBOR plus a spread 2.50%. The interest rate on advances with respect to existing loans financed under the MetLife Facility prior to the amendment continues to accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%, subject to certain exceptions.
(6)The maturity date of the master repurchase and securities contract with U.S. Bank National Association (the “U.S. Bank Facility”) was subject to two 12-month extensions at our option provided that certain conditions were met and applicable extension fees were paid. In July 2020, the U.S. Bank Facility matured and its term was not extended. The U.S. Bank Facility had been repaid in full prior to its maturity.
(7)The maturity date of the master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.
(8)Certain of our consolidated subsidiaries are party to three separate note agreements (the “Notes Payable”) with the lenders referred to therein, consisting of (1) a $32.4 million note that has an initial maturity date of March 5, 2024, subject to one 12-month extension at our option provided that certain conditions are met and applicable extension fees are paid, (2) a $28.3 million note that has a maturity date of June 10, 2024 and (3) a $23.5 million note that has an initial maturity date of September 5, 2022, subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.
(9)The maturity date of the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”), was subject to one 12-month extension at our option provided that certain conditions were met. In December 2020, we exercised the 12-month extension option on the Secured Term Loan. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of December 31, 2020, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this annual report on Form 10-K for more information on our Financing Agreements.

Securitizations

As of December 31, 2020, the carrying amount and outstanding principal of our CLO Securitization was $443.9 million and $445.6 million, respectively. See Note 15 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our CLO Securitization.

Secured Borrowings

As of December 31, 2020, the carrying amount and outstanding principal of our secured borrowings was $59.8 million and $60.2 million, respectively. See Note 7 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our secured borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations as of December 31, 2020 are described in the following table ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$336,001	$—	$336,001	$—	$—
Citibank Facility	117,506	117,506	—	—	—
CNB Facility	50,000	50,000	—	—	—
MetLife Facility	104,124	—	104,124	—	—
Morgan Stanley Facility	147,921	—	147,921	—	—
Notes Payable	63,122	—	6,967	56,155	—
Secured Term Loan	110,000	110,000	—	—	—
Future Loan Funding Commitments	187,752	69,774	112,328	5,650	—
Total	$1,116,426	$347,280	$707,341	$61,805	$—

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

The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR as of December 31, 2020 and (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of December 31, 2020 ($ in millions):

Change in 30-Day LIBOR	Increase/(Decrease) in Net Income
Up 100 basis points	$(10.9)
Up 50 basis points	$(5.5)
LIBOR at 0 basis points	$1.6

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

Financing Risk

We borrow funds under our Financing Agreements to finance our target assets. The COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. In reaction to market conditions, banks and other lenders have generally restricted lending activity and, in some cases, have requested margin posting or repayments where applicable for secured loans collateralized by assets with depressed valuations. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. Given the impact of the COVID-19 pandemic on the real estate industry and the potential impact on our borrowers, to mitigate the risk of future margin calls, we have proactively engaged in discussions with certain of our lenders to modify the terms of our borrowings on certain assets within these facilities, including reducing the amounts we are borrowing against such assets and/or increasing the borrowing spreads. In addition, our CLO Securitization contains certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities which we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the CLO Securitization if these tests were met. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

    (c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

    (d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

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

3.    Exhibits.

Exhibit Number		Exhibit Description
1.1	*	Equity Distribution Agreement, dated as of November 22, 2019, by and among Ares Commercial Real Estate Corporation, Ares Commercial Real Estate Management LLC, and JMP Securities LLC and Raymond James & Associates, Inc., as Placement Agents.(1)
3.1	*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation.(2)
3.2	*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation.(3)
4.1	*	Description of Securities.(4)
10.1	*	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC.(5)
10.2	*	Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation.(6)
10.3	*	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC.(5)
10.4	*	Amended and Restated 2012 Equity Incentive Plan.(7)#
10.5	*	Form of Restricted Stock Agreement.(8)#
10.6	*	Form of Restricted Stock Agreement with officers.(7)#
10.7	*	Form of Restricted Stock Unit Award Agreement. (9)#
10.8	*	Form of Indemnification Agreement with directors and certain officers.(5)#
10.9	*	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC.(5)#
10.10	*	Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(10)
10.11	*	General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.12	*	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.13	*	Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.14	*	Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(11)
10.15	*	Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(11)
10.16	*	Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer.(12)
10.17	*	Omnibus Amendment To Other Transaction Documents and Reaffirmation of Guaranty, dated as of December 8, 2014, by and among ACRC Lender C LLC, ACRC Lender LLC, Ares Commercial Real Estate Corporation and Citibank, N.A.(12)

10.18	*	Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(13)
10.19	*	Credit and Guaranty Agreement, dated as of December 9, 2015 by and among Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors, the lenders party thereto, Highbridge Principal Strategies, LLC, as administrative agent and DBD Credit Funding LLC, as collateral agent.(14)
10.20	*	Pledge and Security Agreement, dated as of December 9, 2015 among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC, ACRC Warehouse Holdings LLC and ACRC Lender and DBD Credit Funding LLC, as collateral agent for the lenders.(14)
10.21	*	Negative Pledge Agreement, dated as of December 9, 2015 by Ares Commercial Real Estate Corporation, ACRC KA JV Investor LLC, ACRC Lender LLC, ACRC Champions Investor LLC and ACRE Capital Holdings LLC in favor of DBD Credit Funding LLC, as collateral agent for the lenders.(14)
10.22	*	Amendment No. 3 to Credit Agreement dated as of February 26, 2016, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(15)
10.23	*	First Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(16)
10.24	*	Second Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(17)
10.25	*	Amendment No. 2 to Credit Agreement dated as of July 29, 2016, by and among ACRC Lender LLC, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(16)
10.26	*	Amendment to Guaranty, dated as of September 22, 2016, by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer.(18)
10.27	*	Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(19)
10.28	*	Reaffirmation and Consent to Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(19)
10.29	*	Amendment No. 5 to Credit Agreement dated as of March 2, 2017, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(20)
10.30	*	Indenture dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(20)
10.31	*	Mortgage Asset Purchase Agreement dated as of March 2, 2017 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.(20)
10.32	*	Amendment No. 6 to the Credit Agreement dated as of April 19, 2017, by and among, the several banks and other financial institutions and lenders from time to time party hereto, each individually as a lender and, collectively, as the lenders, and City National Bank, as administrative agent to the lenders, and ACRC Lender LLC, as the borrower.(21)
10.33	*	Second Amended and Restated Master Repurchase and Securities Contract dated as of May 1, 2017, by and among, ACRC Lender W LLC, as existing seller, ACRC Lender W TRS LLC, as new seller, and Wells Fargo Bank, National Association, as buyer.(21)
10.34	*	Reaffirmation Agreement dated as of May 1, 2017, by Ares Commercial Real Estate Corporation in favor of Wells Fargo Bank, National Association.(21)
10.35	*	First Amendment to Master Repurchase Agreement, dated as of August 4, 2017, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(22)
10.36	*	Reaffirmation of Guarantor, dated as of August 4, 2017, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(22)

10.37	*	First Supplemental Indenture dated as of August 16, 2017, to the Indenture, dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(23)
10.38	*	First Amendment to Credit and Guaranty Agreement dated as of December 22, 2017 and is entered into by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors.(24)
10.39	*	Amended and Restated Fourth Amendment to Master Repurchase Agreement dated as of December 13, 2018, among ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer.(25)
10.40	*	Second Amended and Restated Substitute Guaranty Agreement, dated as of December 13, 2018, by Ares Commercial Real Estate Corporation in favor of Citibank, N.A.(25)
10.41	*	Amendment Number One to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 14, 2018, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(26)
10.41	*	Amended and Restated Indenture dated as of January 11, 2019 among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as advancing agent and note administrator.(27)
10.42	*	Mortgage Asset Purchase Agreement dated as of January 11, 2019 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.(27)
10.43	*	Amendment No. 7 to the Credit Agreement dated as of June 5, 2019, by and among, ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(28)
10.44	*	First Amendment to Second Amended Restated Substitute Guaranty Agreement, dated as of July 24, 2019, by and among Ares Commercial Real Estate Corporation, as Guarantor, Citibank, N.A., as Buyer, and ACRC Lender C LLC, as Seller.(29)
10.45	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, dated as of September 5, 2019, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(29)
10.46	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, dated as of December 4, 2019, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(30)
10.47	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, effective as of February 3, 2020, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(31)
10.48	*	Second Amendment to Master Repurchase Agreement, dated August 4, 2020, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(32)
10.49	*	Reaffirmation of Guarantor dated August 4, 2020, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(33)
10.50	*	Amendment Number Two to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 11, 2020, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(34)
21.1		Subsidiaries of Ares Commercial Real Estate Corporation
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Previously filed
#	Denotes a management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 001-35517), filed on November 22, 2019.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S‑8 (File No. 333‑181077), filed on May 1, 2012.
(4)	Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K (File No. 001-35517), filed on February 20, 2020.
(5)	Incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012.
(6)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 17, 2014.
(7)	Incorporated by reference to Exhibits 10.1 and 10.3, as applicable, to the Company’s Form S-8 (File No. 333-225891), filed on June 26, 2018.
(8)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S‑11/A (File No. 333‑176841), filed on April 12, 2012.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 2, 2020.
(10)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014.
(11)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on August 18, 2014.
(12)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 12, 2014.
(13)	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8‑K (File No. 001‑35517), filed on July 31, 2014.
(14)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 14, 2015.
(15)	Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(16)	Incorporated by reference to Exhibits 10.4, 10.6, 10.8 and 10.9, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 4, 2016.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016
(18)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-35517), filed on November 3, 2016.
(19)	Incorporated by reference to Exhibits 10.42 and 10.43, as applicable, to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2018.
(20)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017.
(21)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017.
(22)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017.
(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on November 1, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 29, 2017.
(25)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2018.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 20, 2018.
(27)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 1, 2019.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 7, 2019.
(29)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on November 8, 2019.

(30)	Incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K (File No. 001-35517), filed on February 20, 2020.
(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on May 8, 2020.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on October 29, 2020.
(33)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on October 29, 2020.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2020.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Commercial Real Estate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ares Commercial Real Estate Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and our report dated February 17, 2021 expressed an unqualified opinion.

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
February 17, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for loan loss due to the adoption of the current expected credit loss standard. The Company adopted the standard on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Current expected credit losses

Description of the Matter
At December 31, 2020, the Company’s loan portfolio was $1.8 billion, the current expected credit loss reserve (“CECL” or the “CECL Reserve”) related to the outstanding loan balance was $23.6 million and the current expected credit loss reserve for unfunded loan commitments was $1.6 million, resulting in a total current expected credit loss reserve of $25.2 million. As explained in Note 4 to the consolidated financial statements, the Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for an individual loan. The Company may also consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve.

Auditing the CECL Reserve is highly subjective due to the judgmental nature of the model and the underlying assumptions required to estimate expected credit losses as of the balance sheet date. For example, estimating the CECL Reserve required significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating-rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the measurement of the CECL Reserve. This included management’s review controls over the assessment of the CECL methodology, the factors noted above and the review and approval process over the final determination of the CECL Reserve.

To test management’s estimate of the CECL Reserve, we performed audit procedures that included, among others, evaluating the methodology and the significant factors noted above as well as testing the completeness and accuracy of the data used. With the assistance of our valuation specialists and other professionals, we evaluated the Company’s expected credit loss methodology and the incorporation of the factors noted above within the model. We also performed sensitivity analyses, compared management’s expectations to information from external sources and reviewed subsequent events and transactions to evaluate whether they corroborated the Company’s estimates of the CECL Reserve.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Los Angeles, CA
February 17, 2021

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$74,776	$5,256
Restricted cash	—	379
Loans held for investment ($550,590 and $515,896 related to consolidated VIEs, respectively)	1,815,219	1,682,498
Current expected credit loss reserve	(23,604)	—
Loans held for investment, net of current expected credit loss reserve	1,791,615	1,682,498
Real estate owned, net	37,283	37,901
Other assets ($1,079 and $1,309 of interest receivable related to consolidated VIEs, respectively; $6,410 and $41,104 of other receivables related to consolidated VIEs, respectively)	25,823	58,100
Total assets	$1,929,497	$1,784,134
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$755,552	$728,589
Notes payable	61,837	54,708
Secured term loan	110,000	109,149
Collateralized loan obligation securitization debt (consolidated VIE)	443,871	443,177
Secured borrowings	59,790	—
Due to affiliate	3,150	2,761
Dividends payable	11,124	9,546
Other liabilities ($391 and $718 of interest payable related to consolidated VIEs, respectively)	11,158	9,865
Total liabilities	1,456,482	1,357,795
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2020 and December 31, 2019 and 33,442,332 and 28,865,610 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	329	283
Additional paid-in capital	497,803	423,619
Accumulated earnings (deficit)	(25,117)	2,437
Total stockholders' equity	473,015	426,339
Total liabilities and stockholders' equity	$1,929,497	$1,784,134

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the years ended December 31,
	2020	2019	2018
Revenue:
Interest income	$121,052	$114,784	$118,284
Interest expense	(51,949)	(62,583)	(63,002)
Net interest margin	69,103	52,201	55,282
Revenue from real estate owned	13,593	25,058	—
Total revenue	82,696	77,259	55,282
Expenses:
Management and incentive fees to affiliate	8,159	7,363	7,418
Professional fees	2,640	2,194	1,945
General and administrative expenses	3,732	4,188	3,307
General and administrative expenses reimbursed to affiliate	3,653	3,026	3,570
Expenses from real estate owned	18,127	22,982	—
Total expenses	36,311	39,753	16,240
Provision for current expected credit losses	20,185	—	—
Realized losses on loans sold	4,008	—	—
Income before income taxes	22,192	37,506	39,042
Income tax expense, including excise tax	352	515	446
Net income attributable to common stockholders	$21,840	$36,991	$38,596
Earnings per common share:
Basic earnings per common share	$0.66	$1.29	$1.35
Diluted earnings per common share	$0.66	$1.28	$1.35
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	32,977,462	28,609,282	28,529,439
Diluted weighted average shares of common stock outstanding	33,196,508	28,846,641	28,656,660

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	28,598,916	$283	$420,637	$(1,750)	$419,170
Stock-based compensation	156,749	—	1,102	—	1,102
Net income	—	—	—	38,596	38,596
Dividends declared	—	—	—	(33,281)	(33,281)
Balance at December 31, 2018	28,755,665	$283	$421,739	$3,565	$425,587
Stock-based compensation	109,945	—	1,880	—	1,880
Net income	—	—	—	36,991	36,991
Dividends declared	—	—	—	(38,119)	(38,119)
Balance at December 31, 2019	28,865,610	$283	$423,619	$2,437	$426,339
Sale of common stock	4,600,000	46	73,186	—	73,232
Offering costs	—	—	(341)	—	(341)
Stock-based compensation	(23,278)	—	1,339	—	1,339
Net income	—	—	—	21,840	21,840
Dividends declared	—	—	—	(44,343)	(44,343)
Impact of adoption of CECL (Note 2)	—	—	—	(5,051)	(5,051)
Balance at December 31, 2020	33,442,332	$329	$497,803	$(25,117)	$473,015

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2020	2019	2018
Operating activities:
Net income	$21,840	$36,991	$38,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	6,434	6,569	5,720
Accretion of deferred loan origination fees and costs	(7,430)	(7,013)	(6,949)
Stock-based compensation	1,339	1,880	1,102
Depreciation of real estate owned	892	667	—
Provision for current expected credit losses	20,185	—	—
Realized losses on loans sold	4,008	—	—
Changes in operating assets and liabilities:
Other assets	(15,344)	(6,435)	198
Due to affiliate	389	(402)	535
Other liabilities	(551)	195	16
Net cash provided by (used in) operating activities	31,762	32,452	39,218
Investing activities:
Issuance of and fundings on loans held for investment	(524,166)	(673,160)	(543,077)
Principal repayment of loans held for investment	341,450	492,884	695,183
Proceeds from sale of loans held for sale	96,597	—	—
Receipt of origination fees	4,526	7,536	5,818
Purchases of capitalized additions to real estate owned	(274)	(1,686)	—
Net cash provided by (used in) investing activities	(81,867)	(174,426)	157,924
Financing activities:
Proceeds from secured funding agreements	473,493	793,801	642,241
Repayments of secured funding agreements	(446,530)	(843,186)	(822,227)
Proceeds from notes payable	6,967	56,155	—
Proceeds from secured borrowings	60,215	—	—
Payment of secured funding costs	(5,065)	(5,731)	(2,322)
Proceeds from issuance of debt of consolidated VIEs	—	172,673	—
Dividends paid	(42,765)	(37,487)	(32,088)
Proceeds from sale of common stock	73,232	—	—
Payment of offering costs	(301)	(84)	—
Net cash provided by (used in) financing activities	119,246	136,141	(214,396)
Change in cash, cash equivalents and restricted cash	69,141	(5,833)	(17,254)
Cash, cash equivalents and restricted cash, beginning of period	5,635	11,468	28,722
Cash, cash equivalents and restricted cash, end of period	$74,776	$5,635	$11,468
Supplemental Information:
Interest paid during the period	$46,137	$54,595	$56,719
Income taxes paid during the period	$399	$668	$360
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$11,124	$9,546	$8,914
Other receivables related to consolidated VIEs	$6,410	$41,104	$51,582

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020
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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. As of the filing date of this Annual Report, there is a continued outbreak of the novel Coronavirus pandemic (“COVID-19”), for which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. Many states, including those in which the Company and its borrowers operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere.

Additionally, in December 2020, the U.S. Food and Drug Administration authorized certain vaccines for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020, however, uncertainty over the ultimate impact the COVID-19 pandemic will have on the global economy and the Company’s business, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Actual results could differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$74,776	$5,256	$11,089
Restricted cash	—	379	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$74,776	$5,635	$11,468

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

Current Expected Credit Losses

    In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). ASU No. 2016-13 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. ASU No. 2016-13 was adopted by the Company on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held for investment in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company's consolidated balance sheets. See Note 4 included in these consolidated financial statements for CECL related disclosures.

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

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans as compared to its use of debt leverage. The Company includes interest income from its loans and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and Secured Borrowings (defined in Note 7 included in these consolidated financial statements) in net interest margin. For the years ended December 31, 2020, 2019 and 2018, interest expense is comprised of the following ($ in thousands):

	For the years ended December 31,
	2020	2019	2018
Secured funding agreements	$28,003	$32,859	$43,039
Notes payable (1)	1,317	867	—
Securitization debt	12,384	19,950	11,434
Secured term loan	7,114	8,907	8,529
Secured borrowings	3,131	—	—
Interest expense	$51,949	$62,583	$63,002
____________________________
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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2020 and 2019, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. ACRC W TRS, FL3 TRS and ACRC WM recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

For the years ended December 31, 2020, 2019 and 2018, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

Stock-Based Compensation

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

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock, RSUs and convertible debt, except when doing so would be anti‑dilutive. See Note 10 included in these consolidated financial statements for the earnings per share calculations.

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

3.   LOANS HELD FOR INVESTMENT

As of December 31, 2020, the Company’s portfolio included 50 loans held for investment, excluding 98 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $2.1 billion and outstanding principal was $1.8 billion as of December 31, 2020. During the year ended December 31, 2020, the Company funded approximately $538.3 million of outstanding principal, received repayments of $304.0 million of outstanding principal and sold three loans with outstanding principal of $101.0 million to third parties as described in more detail in the tables below. As of December 31, 2020, 95.3% of the Company’s loans have LIBOR floors, with a weighted average floor of 1.73%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of December 31, 2020 and 2019 ($ in thousands):

	As of December 31, 2020
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,713,601	$1,723,638	5.9%	(2)	6.2%	(3)	1.2
Subordinated debt and preferred equity investments	101,618	102,603	13.4%	(2)	13.4%	(3)	1.9
Total loans held for investment portfolio	$1,815,219	$1,826,241	6.3%	(2)	6.6%	(3)	1.2

	As of December 31, 2019
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield (2)	Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,622,666	$1,632,164	6.5%	1.5
Subordinated debt and preferred equity investments	59,832	60,730	15.1%	2.6
Total loans held for investment portfolio	$1,682,498	$1,692,894	6.8%	1.6
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts)

and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2020 and 2019 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of December 31, 2020 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2020).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of December 31, 2020 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	Diversified	$109.8	$109.4	L+3.65%		5.7%		Jan 2023		I/O
Mixed-use	FL	99.0	98.9	L+4.25%		7.8%		Feb 2021		I/O
Multifamily	FL	91.3	90.8	L+5.00%		6.7%		Jun 2022		I/O
Multifamily	TX	75.0	74.8	L+2.85%		5.0%		Oct 2022		I/O
Hotel	OR/WA	68.1	67.3	L+3.45%		4.6%	(5)	May 2021		I/O
Office	IL	67.8	67.6	L+3.75%		5.3%		Dec 2021	(6)	I/O
Office	NC	61.5	61.4	L+4.25%		8.4%		Mar 2021		I/O
Hotel	Diversified	60.8	60.7	L+3.60%		6.2%		Sep 2021		I/O
Office	IL	57.4	57.3	L+3.95%		6.3%		Jun 2021		I/O
Industrial	NY	52.3	51.9	L+5.00%		8.1%		Feb 2021		I/O
Mixed-use	CA	51.2	51.0	L+4.00%		6.2%		Apr 2022	(7)	I/O
Multifamily	FL	46.2	46.0	L+5.00%		6.6%		Jun 2022		I/O
Multifamily	FL	43.4	43.3	L+2.60%		5.5%		Jan 2022		I/O
Office	GA	43.1	42.7	L+3.05%		5.7%		Dec 2022		I/O
Student Housing	TX	41.0	41.0	L+4.75%		5.4%		Jan 2021		I/O
Multifamily	NJ	41.0	40.8	L+3.05%		4.9%		Mar 2022		I/O
Hotel	CA	40.0	39.9	L+4.12%		5.9%		Jan 2022	(8)	I/O
Student Housing	CA	36.7	36.7	L+3.95%		4.3%		Jul 2022	(9)	I/O
Multifamily	KS	35.8	35.6	L+3.25%		5.5%		Nov 2022		I/O
Mixed-use	TX	35.3	35.1	L+3.75%		6.7%		Sep 2022		I/O
Industrial	NC	34.9	34.7	L+4.05%		5.9%		Mar 2024		I/O
Hotel	MI	34.2	34.1	L+3.95%		4.3%		Jul 2022	(10)	I/O
Hotel	IL	32.9	32.1	L+4.40%		—%	(11)	May 2021		I/O
Office	CA	31.6	31.4	L+3.35%		6.0%		Nov 2022		I/O
Multifamily	NY	30.1	30.1	L+3.20%		4.8%		Dec 2021	(12)	I/O
Student Housing	NC	30.0	29.9	L+3.15%		5.9%		Feb 2022		I/O
Multifamily	PA	29.3	29.2	L+3.00%		5.9%		Dec 2021		I/O
Office	IL	28.5	28.3	L+3.80%		6.2%		Jan 2023		I/O
Office	NC	28.5	27.9	L+3.52%		6.8%		May 2023		I/O
Multifamily	TX	27.5	27.5	L+3.20%		4.6%		Oct 2021	(13)	I/O
Mixed-use	CA	26.9	26.6	L+4.10%		6.3%		Mar 2023		I/O
Student Housing	TX	24.6	24.3	L+3.45%		5.6%		Feb 2023		I/O
Student Housing	AL	24.1	22.7	L+4.45%		—%	(11)	Feb 2021	(14)	I/O
Office	CA	22.9	22.8	L+3.40%		6.2%		Nov 2021		I/O
Industrial	CA	22.0	21.9	L+4.50%		7.4%		Dec 2021		I/O
Student Housing	FL	22.0	21.9	L+3.25%		5.9%		Aug 2022		I/O
Self Storage	FL	19.5	19.4	L+3.50%		6.0%		Mar 2022		I/O
Multifamily	WA	18.7	18.5	L+3.00%		5.1%		Mar 2023		I/O
Office	TX	17.4	17.3	L+4.05%		7.5%		Nov 2021		I/O
Multifamily	SC	16.3	16.0	L+6.50%		10.1%		Sep 2022		I/O
Residential	CA	14.2	14.2	13.00%		13.0%		Feb 2021	(15)	I/O
Industrial	CA	13.7	13.6	L+3.75%		6.3%		Mar 2023		I/O
Office	NC	8.6	8.5	L+4.00%		6.7%		Nov 2022		I/O
Office	IL	8.5	8.5	L+2.15%		3.7%		Mar 2023		I/O
Subordinated Debt and Preferred Equity Investments:
Office	IL	37.6	37.3	L+8.00%		10.0%		Mar 2023		I/O
Residential Condominium	NY	17.6	17.5	L+14.00%	(16)	17.9%		May 2021	(16)	I/O
Office	NJ	17.0	16.5	12.00%		12.8%		Jan 2026		I/O	(17)
Mixed-use	IL	16.0	15.9	L+12.25%		14.5%		Nov 2021		I/O
Residential Condominium	HI	11.5	11.5	14.00%		17.9%		Feb 2021	(18)	I/O
Office	CA	2.9	2.9	L+8.25%		9.7%		Nov 2021		I/O
Total/Weighted Average		$1,826.2	$1,815.2			6.3%
_________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs. For the loans held for investment that represent co-investments with other investment vehicles managed by Ares Management (see Note 13 included in these consolidated financial statements for additional information on co-investments), only the portion of Carrying Amount and Outstanding Principal held by the Company is reflected.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of December 31, 2020 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2020 as weighted by the outstanding principal balance of each loan.
(3)Certain loans are subject to contractual extension options that generally vary between one and two 12-month extensions and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(4)I/O = interest only, P/I = principal and interest.
(5)At origination, the Oregon/Washington loan was structured as both a senior and mezzanine loan with the Company holding both positions. The mezzanine position of this loan, which had an outstanding principal balance of $13.1 million as of December 31, 2020, was on non-accrual status as of December 31, 2020 and therefore, the Unleveraged Effective Yield presented is for the senior position only as the mezzanine position is non-interest accruing.
(6)In November 2020, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Illinois loan to December 2021.
(7)In May 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to April 2022.
(8)In December 2020, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior California loan to January 2022.
(9)In October 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to July 2022.
(10)In August 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Michigan loan to July 2022.
(11)Loan was on non-accrual status as of December 31, 2020 and therefore, there is no Unleveraged Effective Yield as the loan is non-interest accruing.
(12)In October 2020, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior New York loan to December 2021.
(13)In September 2020, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Texas loan to October 2021.
(14)In July 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Alabama loan to February 2021.
(15)In August 2020, the Company and the borrowers entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to February 2021.
(16)The subordinated New York loan includes a $2.5 million loan to the borrower, for which such amount accrues interest at a per annum rate of 20.00% and has an initial maturity date of April 2021 upon the borrower exercising a 6-month extension option in September 2020 in accordance with the loan agreement. The remaining outstanding principal balance of the subordinated New York loan accrues interest at L + 14.00% and has an initial maturity date of May 2021.
(17)In February 2021, amortization will begin on the subordinated New Jersey loan, which had an outstanding principal balance of $17.0 million as of December 31, 2020. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(18)In December 2020, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the subordinated Hawaii loan to February 2021.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers and sponsors regarding the potential impacts of the COVID-19 pandemic on the Company’s loans. Some of the Company’s borrowers, in particular, borrowers with properties exposed to the hospitality, student housing and retail industries, have indicated that due to the impact of the COVID-19 pandemic, they may be unable to timely execute their business plans, are experiencing cash flow pressure, have had to temporarily close their businesses or have experienced other negative business consequences. Certain borrowers have requested temporary interest deferral or forbearance or other modifications of their loans. Based on these discussions with borrowers, the Company has made 11 loan modifications, representing an aggregate principal balance of $494.8 million, during the year ended December 31, 2020. These modifications included deferrals or capitalization of interest, amendments in extension, future funding or performance tests, extension of the maturity date, amendments to the interest rate, repurposing of reserves or covenant waivers on loans secured by properties directly or indirectly impacted by the COVID-19 pandemic. Loan modifications during the period were conducted pursuant to the relief granted via Coronavirus Aid, Relief, and Economic Security Act and therefore are not evaluated for or accounted for as troubled debt restructurings.

For the years ended December 31, 2020 and 2019, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2018	$1,524,873
Initial funding	493,913
Origination fees and discounts, net of costs	(7,539)
Additional funding	185,281
Loan payoffs	(482,407)
Loan converted to real estate owned (see Note 5)	(38,636)
Origination fee accretion	7,013
Balance at December 31, 2019	$1,682,498
Initial funding	430,562
Origination fees and discounts, net of costs	(5,778)
Additional funding	107,767
Amortizing payments	(2,728)
Loan payoffs	(304,028)
Loans sold to third parties (1)	(100,504)
Origination fee accretion	7,430
Balance at December 31, 2020	$1,815,219
_________________________

(1)    In July 2020, the Company closed the sale of a senior mortgage loan with outstanding principal of $31.5 million, which was collateralized by a hotel property located in Minnesota, to a third party. In addition, in August 2020, the Company closed the sale of two senior mortgage loans to a third party with outstanding principal of $39.9 million and $29.6 million, respectively, which were collateralized by multifamily properties located in Illinois and Texas, respectively. For the year ended December 31, 2020, the Company recognized an aggregate net realized loss of $4.0 million in the Company's consolidated statements of operations upon the sale of the three senior mortgage loans as the carrying value exceeded the sale prices of the loans. The three senior mortgage loans discussed above were previously classified as held for investment and were sold in order to rebalance and optimize the Company’s loan portfolio.

As of December 31, 2020, all loans held for investment were paying in accordance with their contractual terms. As of December 31, 2020, the Company had three loans held for investment on non-accrual status due to the impact of the COVID-19 pandemic with a carrying value of $67.1 million. As of December 31, 2019, no loans held for investment were on non-accrual status.

4.     CURRENT EXPECTED CREDIT LOSSES

    The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating-rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession; however, the short and long-term economic implications of the COVID-19 pandemic and its financial impact on the Company are highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses increased from January 1, 2020 to December 31, 2020 due to a recession caused by the impact of the COVID-19 pandemic, which was not known as of January 1, 2020 and thus, did not have an impact on the Company’s current expected credit loss reserve as of January 1, 2020. The CECL Reserve takes into consideration the macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment.

As of December 31, 2020, the Company’s CECL Reserve for its loans held for investment portfolio is $25.2 million or 125 basis points of the Company’s total loans held for investment commitment balance of $2.0 billion and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held for investment of $23.6 million and a liability for unfunded commitments of $1.6 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Current Expected Credit Loss Reserve for Funded Loan Commitments

    Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the year ended December 31, 2020 was as follows ($ in thousands):

Balance at December 31, 2019	$—
Impact of adoption of CECL	4,440
Provision for current expected credit losses	19,164
Write-offs	—
Recoveries	—
Balance at December 31, 2020 (1)	$23,604
__________________________

(1)     As of December 31, 2020, the CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company's consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

    Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the year ended December 31, 2020 was as follows ($ in thousands):

Balance at December 31, 2019	$—
Impact of adoption of CECL	611
Provision for current expected credit losses	1,021
Write-offs	—
Recoveries	—
Balance at December 31, 2020 (1)	$1,632
__________________________

(1)     As of December 31, 2020, the CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company's consolidated balance sheets.

    The Company continuously evaluates the credit quality of each loan by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, loan structure and exit plan, loan-to-value ratio, debt service coverage ratio, project sponsorship, and other factors deemed necessary. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

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

    As of December 31, 2020, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Risk rating:
1	$—	$—	$8,547	$—	$—	$—	$8,547
2	—	109,429	66,055	68,438	—	—	243,922
3	429,785	468,721	254,858	201,627	16,492	—	1,371,483
4	—	35,094	99,387	22,657	—	34,129	191,267
5	—	—	—	—	—	—	—
Total	$429,785	$613,244	$428,847	$292,722	$16,492	$34,129	$1,815,219

Accrued Interest Receivable

    The Company elected not to measure a current expected credit loss reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of December 31, 2020, interest receivable of $11.2 million is included within other assets in the Company's consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

The following table summarizes the Company’s real estate owned as of December 31, 2020 and December 31, 2019 ($ in thousands):

	As of December 31,
	2020	2019
Land	$10,200	$10,200
Buildings and improvements	24,281	24,281
Furniture, fixtures and equipment	4,362	4,087
	38,843	38,568
Less: Accumulated depreciation	(1,560)	(667)
Real estate owned, net	$37,283	$37,901

As of December 31, 2020, no impairment charges have been recognized for real estate owned.

For the years ended December 31, 2020 and 2019, the Company incurred depreciation expense of $892 thousand and $667 thousand, respectively. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the BAML Facility, the CNB Facility, the MetLife Facility, the U.S. Bank Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of December 31, 2020 and 2019, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of December 31,
	2020			2019
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$336,001	$350,000	(1)	$360,354	$500,000
Citibank Facility	117,506	325,000		126,603	325,000
BAML Facility	—	—	(2)	36,280	36,280	(2)
CNB Facility	50,000	50,000	(3)	30,500	50,000	(3)
MetLife Facility	104,124	180,000		131,807	180,000
U.S. Bank Facility	—	—	(4)	43,045	185,989
Morgan Stanley Facility	147,921	150,000		—	—
Subtotal	$755,552	$1,055,000		$728,589	$1,277,269

Notes Payable	$63,122	$84,155		$56,155	$84,155

Secured Term Loan	$110,000	$110,000		$110,000	$110,000
Total	$928,674	$1,249,155		$894,744	$1,471,424

______________________________

(1)    In December 2020, the Company amended the Wells Fargo Facility (as defined below) to, among other things, reduce the maximum commitment under the Wells Fargo Facility from $500.0 million to $350.0 million, which the maximum commitment may be increased to up to $500.0 million at the Company’s option.
(2)    In May 2019, the Company’s borrowing period for new individual loans under the BAML Facility (as defined below) expired and its term was not extended. As such, the total commitment amount under the BAML Facility as of December 31, 2019 represented the outstanding balance under the facility at the time the borrowing period expired. In June 2020, the BAML Facility was repaid in full and its term was not extended.
(3)    The CNB Facility (as defined below) has an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year.
(4)    In July 2020, the U.S. Bank Facility matured and its term was not extended. The U.S. Bank Facility had been repaid in full prior to its maturity.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $350.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. In December 2020, the Company amended the Wells Fargo Facility to, among other things, (1) reduce the maximum commitment under the Wells Fargo Facility from $500.0 million to $350.0 million, which the maximum commitment may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee, (2) extend the funding period of the Wells Fargo Facility to December 14, 2022, subject to one 12-month extension at the Company’s option, which, if exercised, would extend the funding period to December 14, 2023, (3) extend the initial maturity date of the Wells Fargo Facility to December 14, 2022, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2025, (4) update the interest rate on advances under the Wells Fargo Facility from a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.25%, subject to certain exceptions, to a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.75%, subject to certain exceptions and (5) eliminate the non-utilization fee on the Wells Fargo Facility. Prior to and including December 13, 2018, advances under the Wells Fargo Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.75% to 2.35%. Prior to the amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility was utilized. For the years ended December 31, 2020, 2019 and 2018, the Company incurred a non-utilization fee of $19 thousand, $618 thousand and $149 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Wells Fargo Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2020, the Company was in compliance with all financial covenants of the Wells Fargo Facility.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 13, 2021, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. Since December 13, 2018, advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. Prior to and including December 12, 2018, advances under the Citibank Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 2.25% to 2.50%, subject to certain exceptions. Since December 13, 2018, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. Prior to and including December 12, 2018, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility. For the years ended December 31, 2020, 2019 and 2018, the Company incurred a non-utilization fee of $516 thousand, $388 thousand and $143 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Citibank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the

Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2020, the Company was in compliance with all financial covenants of the Citibank Facility.

BAML Facility

    The Company was party to a $125.0 million Bridge Loan Warehousing Credit and Security Agreement with Bank of America, N.A. (“Bank of America”) (the “BAML Facility”). Under the BAML Facility, the Company was able to obtain advances secured by eligible commercial mortgage loans collateralized by multifamily properties. Bank of America approved the loans on which advances were made under the BAML Facility in its sole discretion. The Company was able to request individual loans under the facility up to May 23, 2019 and the term of the borrowing period was not extended. Individual advances under the BAML Facility had a two-year maturity, subject to one 12-month extension at the Company’s option upon the satisfaction of certain conditions and applicable extension fees being paid. At the time the term of the borrowing period expired, the Company had one individual advance outstanding in the amount of $36.3 million that had a maturity date of September 5, 2019 per the original terms of the BAML Facility. In September 2019, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to December 4, 2019. In addition, in December 2019, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to March 3, 2020. In addition, effective February 2020, the Company amended the BAML Facility to extend the maturity date for the one individual advance outstanding to July 1, 2020. In June 2020, the BAML Facility was repaid in full and its term was not extended. Advances under the BAML Facility accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.00%, subject to certain exceptions. The Company incurred a non-utilization fee of 12.5 basis points per annum up to May 23, 2019 on the average daily available balance of the BAML Facility to the extent less than 50% of the BAML Facility was utilized. For the year ended December 31, 2020, the Company did not incur a non-utilization fee. For the years ended December 31, 2019 and 2018, the Company incurred a non-utilization fee of $43 thousand and $21 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility

    The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2020, the Company exercised a 12-month extension option on the CNB Facility to extend the initial maturity date to March 10, 2021. In June 2019, the Company amended the CNB Facility to, among other things, (1) add an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year, (2) add two additional 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the CNB Facility to March 10, 2022 and (3) decrease the interest rate on advances to a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Previously the interest rate on advances was a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 3.00% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.25%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the years ended December 31, 2020, 2019 and 2018, the Company incurred a non-utilization fee of $38 thousand, $136 thousand and $166 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
The CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events.  The agreements governing the CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (v) limitations on mergers, consolidations, transfers of assets and similar transactions and (vi) maintaining its status as a REIT. As of December 31, 2020, the Company was in compliance with all financial covenants of the CNB Facility.
MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. In August 2020, the Company amended the MetLife Facility to, among other things, (1) extend the initial maturity date of the MetLife Facility to August 13, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 13, 2024, (2) increase the interest rate on new advances subsequent to the date of the amendment to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The interest rate on advances with respect to existing loans financed under the MetLife Facility prior to the amendment will continue to accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.30%, subject to certain exceptions and (3) waive the non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility, which is owed if less than 65% of the MetLife Facility is utilized, for a period of nine months subsequent to the date of the amendment. For the years ended December 31, 2020, 2019 and 2018, the Company incurred a non-utilization fee of $7 thousand, $5 thousand and $7 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
The MetLife Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default and (d) limitations on dispositions of assets.  The agreements governing the MetLife Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after August 13, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, and (v) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the MetLife Facility, the Company may be required to repay certain amounts under the MetLife Facility. As of December 31, 2020, the Company was in compliance with all financial covenants of the MetLife Facility.
U.S. Bank Facility

The Company was party to a $186.0 million master repurchase and securities contract with U.S. Bank National Association (“U.S. Bank”) (the “U.S. Bank Facility”). Pursuant to the U.S. Bank Facility, the Company was permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing, manufactured housing or self storage properties. U.S. Bank approved the mortgage loans that were subject to the U.S. Bank Facility in its sole discretion. On July 31, 2020, the U.S. Bank Facility matured and its term was not extended. The U.S. Bank Facility had been repaid in full prior to its maturity. Advances under the U.S. Bank Facility generally accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.25%, unless otherwise agreed between U.S. Bank and the Company, depending upon the mortgage loan sold to U.S. Bank in the applicable transaction. The Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the U.S. Bank Facility to the extent less than 50% of the U.S. Bank Facility was utilized. For the years ended December 31, 2020 and 2019, the Company incurred a non-utilization fee of $216 thousand and $246 thousand, respectively. For the year ended December 31, 2018, the Company did not incur a non-utilization fee. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
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
The Morgan Stanley Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Morgan Stanley Facility, the Company may be required to repay certain amounts under the Morgan Stanley Facility. The Morgan Stanley Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2020, the Company was in compliance with all financial covenants of the Morgan Stanley Facility.

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

The initial maturity date of the $32.4 million note is March 5, 2024, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date to March 5, 2025. Advances under the $32.4 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of December 31, 2020, the total outstanding principal balance of the note was $27.9 million.

The maturity date of the $28.3 million note is June 10, 2024, subject to one 6-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, which, if exercised, would extend the maturity date to December 10, 2024. The loan may be prepaid at any time subject to the payment of a prepayment fee, if applicable. Initial advances under the $28.3 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%. If the hotel property that collateralizes the $28.3 million note achieves certain financial performance hurdles, the interest rate on advances will decrease to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The $28.3 million loan amount may be increased to up to $30.0 million to fund certain construction costs of improvements at the hotel, subject to the satisfaction of certain conditions and the payment of a commitment fee. As of December 31, 2020, the total outstanding principal balance of the note was $28.3 million.

The initial maturity date of the $23.5 million note is September 5, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to September 5, 2024. Advances under the $23.5 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.75%. As of December 31, 2020, the total outstanding principal balance of the note was $7.0 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $110.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). In December 2020, the Company exercised a 12-month extension option on the Secured Term Loan to extend the maturity date to December 22, 2021. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. Advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%.

The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the years ended December 31, 2020, 2019 and 2018, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 6.4%, 8.0% and 7.6%, respectively.

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

The Secured Term Loan contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing agreements, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the Secured Term Loan also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2015, plus 80% of the net cash proceeds raised in subsequent equity issuances by the Company, (iii) maintaining an asset coverage ratio greater than 110%, (iv) maintaining an unencumbered asset ratio greater than 120%, (v) limitations on mergers, consolidations, transfers of assets and similar transactions, (vi) maintaining its status as a REIT and (vii) maintaining at least 65% of loans held for investment as senior commercial real estate loans, as measured by the average daily outstanding principal balance of all loans held for investment during a fiscal quarter and as adjusted for non-controlling interests. As of December 31, 2020, the Company was in compliance with all financial covenants of the Secured Term Loan.

Financing Agreements Maturities

At December 31, 2020, approximate principal maturities of the Company’s Financing Agreements are as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	CNB Facility	MetLife Facility	Morgan Stanley Facility	Notes Payable	Secured Term Loan	Total
2021	$—	$117,506	$50,000	$—	$—	$—	$110,000	$277,506
2022	336,001	—	—	104,124	—	6,967	—	447,092
2023	—	—	—	—	147,921	—	—	147,921
2024	—	—	—	—	—	56,155	—	56,155
2025	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
	$336,001	$117,506	$50,000	$104,124	$147,921	$63,122	$110,000	$928,674

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
    In April 2019, the Company originated a $30.5 million loan on an office property located in North Carolina, which was bifurcated between a $24.4 million senior mortgage loan and a $6.1 million mezzanine loan. In February 2020, the Company transferred its interest in the $24.4 million senior mortgage loan to a third party and retained the $6.1 million mezzanine loan. The Company evaluated whether the transfer of the $24.4 million senior mortgage loan met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of effective control – and determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing is May 5, 2023, subject to one 12-month extension, which may be exercised at the transferee’s option, which, if exercised, would extend the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of December 31, 2020, the total outstanding principal balance of the secured borrowing was $22.7 million.
    In June 2020, the Company originated a $91.8 million senior mortgage loan on a multifamily property located in Florida, which the Company subsequently bifurcated between a $66.9 million senior participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $24.9 million subordinated participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $24.9 million subordinated participation to a third party and retained the $66.9 million senior participation. The Company evaluated whether the transfer of the $24.9 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $66.9 million senior participation and the $24.9 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $91.8 million senior mortgage loan are not allocated pro rata to the participation holders and there is a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.9 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.9 million secured borrowing is June 5, 2022, subject to one 12-month extension, which may be exercised at the borrower’s option, which, if exercised, would extend the maturity date to June 5, 2023. As of December 31, 2020, the total outstanding principal balance of the secured borrowing was $24.9 million.
    In June 2020, the Company closed the purchase of a $46.7 million senior mortgage loan on a multifamily property located in Florida (see Note 13), which the Company subsequently bifurcated between a $34.1 million senior participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $12.6 million subordinated participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $12.6 million subordinated participation to a third party and retained the $34.1 million senior participation. The Company evaluated whether the transfer of the $12.6 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $34.1 million senior participation and the $12.6 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $46.7 million senior mortgage loan are not allocated pro rata to the participation holders and there is a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $12.6 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $12.6 million secured borrowing is June 5, 2022, subject to one 12-month extension, which may be exercised at the borrower’s option, which, if exercised, would extend the maturity date to June 5, 2023. As of December 31, 2020, the total outstanding principal balance of the secured borrowing was $12.6 million.

8.   COMMITMENTS AND CONTINGENCIES

    As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy and the Company’s business is uncertain. As of December 31, 2020, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of the COVID-19 pandemic, however, if the global pandemic continues and market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

    As of December 31, 2020 and 2019, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of December 31,
	2020	2019
Total commitments	$2,013,993	$1,909,084
Less: funded commitments	(1,826,241)	(1,692,894)
Total unfunded commitments	$187,752	$216,190

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of December 31, 2020, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

9.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

    On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the years ended December 31, 2020 and 2019, the Company did not issue or sell any shares of common stock under the Equity Distribution Agreement.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of December 31, 2020:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2019	12,332	211,467	61,594	285,393
Granted	42,985	—	220,457	263,442
Vested	(32,993)	(65,742)	(10,611)	(109,346)
Forfeited	—	(76,874)	(3,933)	(80,807)
Balance at December 31, 2020	22,324	68,851	267,507	358,682

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
2021	22,324	39,775	35,509	97,608
2022	—	29,076	89,177	118,253
2023	—	—	89,160	89,160
2024	—	—	53,661	53,661
2025	—	—	—	—
Total	22,324	68,851	267,507	358,682

The following table summarizes the restricted stock and RSU compensation expense included within general and administrative expenses in the Company’s consolidated statements of operations, the total fair value of shares vested and the weighted average grant date fair value of the restricted stock and RSUs granted to the Company’s directors and officers and employees of the Manager for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	For the years ended December 31,
	2020			2019			2018
	Restricted Stock and RSU Grants			Restricted Stock and RSU Grants			Restricted Stock Grants
	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total
Compensation expense	$319	$1,020	$1,339	$343	$1,537	$1,880	$427	$675	$1,102
Total fair value of shares vested (1)	315	849	1,164	373	939	1,312	405	449	854
Weighted average grant date fair value	292	2,898	3,190	302	2,527	2,829	427	1,759	2,186
___________________________

(1)    Based on the closing price of the Company’s common stock on the NYSE on each vesting date.

As of December 31, 2020, 2019 and 2018, the total compensation cost related to non-vested awards not yet recognized totaled $3.7 million, $3.1 million and $2.3 million, respectively, and the weighted average period over which the non-vested awards are expected to be recognized is 2.3 years, 2.3 years and 2.1 years, respectively.

10.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the years ended December 31, 2020, 2019 and 2018 ($ in thousands, except share and per share data):

	For the years ended December 31,
	2020	2019	2018
Net income attributable to common stockholders	$21,840	$36,991	$38,596
Divided by:
Basic weighted average shares of common stock outstanding:	32,977,462	28,609,282	28,529,439
Weighted average non-vested restricted stock and RSUs	219,046	237,359	127,221
Diluted weighted average shares of common stock outstanding:	33,196,508	28,846,641	28,656,660
Basic earnings per common share	$0.66	$1.29	$1.35
Diluted earnings per common share	$0.66	$1.28	$1.35

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

The income tax provision for the Company and the TRSs consisted of the following for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	For the years ended December 31,
	2020	2019	2018
Current	$82	$114	$84
Deferred	(99)	99	—
Excise tax	369	302	362
Total income tax expense, including excise tax	$352	$515	$446

    For the years ended December 31, 2020, 2019 and 2018, the Company incurred an expense of $369 thousand, $302 thousand and $362 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of December 31, 2020, tax years 2017 through 2020 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

•Level 2-Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

•Level 3-Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

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

    As of December 31, 2020 and 2019, the Company did not have any financial and nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

As of December 31, 2020 and 2019, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2020 and 2019, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2020		2019
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,815,219	$1,800,003	$1,682,498	$1,692,894
Financial liabilities:
Secured funding agreements	2	$755,552	$755,552	$728,589	$728,589
Notes payable	3	61,837	63,122	54,708	56,155
Secured term loan	3	110,000	110,000	109,149	110,000
Collateralized loan obligation securitization debt (consolidated VIE)	3	443,871	443,467	443,177	445,600
Secured borrowings	3	59,790	60,215	—	—

The carrying values of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses, which are all categorized as Level 2 within the fair value hierarchy, approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized loan fees and origination costs. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Company determined the fair value of loans held for investment based on a discounted cash flow methodology, taking into consideration various factors including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and comparable selling prices in the market. The Secured Funding Agreements are recorded at outstanding principal, which is the Company’s best estimate of the fair value. The Company determined the fair value of the Notes Payable, Secured Term Loan, collateralized loan obligation (“CLO”) securitization debt and Secured Borrowings based on a discounted cash flow methodology, taking into consideration various factors including discount rates, actions of other lenders and comparable market quotes and recent trades for similar products.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 9 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the years ended December 31, 2020, 2019 and 2018, the Company incurred incentive fees of $0.8 million, $1.1 million and $1.2 million, respectively.

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

The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2020, 2019 and 2018 and amounts payable to the Company’s Manager as of December 31, 2020 and 2019 ($ in thousands):

	Incurred			Payable
	For the years ended December 31,			As of December 31,
	2020	2019	2018	2020	2019
Affiliate Payments
Management fees	$7,323	$6,311	$6,268	$1,854	$1,581
Incentive fees	836	1,052	1,150	533	378
General and administrative expenses	3,653	3,026	3,570	762	789
Direct costs (1)	100	192	224	1	13
Total	$11,912	$10,581	$11,212	$3,150	$2,761
_______________________________

(1)    For the years ended December 31, 2020, 2019 and 2018, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of December 31, 2020 and 2019, the total outstanding principal balance for co-investments held by the Company was $45.1 million and $40.9 million, respectively.

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
In November 2020, the Company purchased a senior mortgage loan from the Ares Warehouse Vehicle with a commitment amount of $8.5 million on an office property located in Illinois. At the November 2020 purchase date, the senior mortgage loan was fully funded with a total outstanding principal balance of $8.5 million, which is included within loans held for investment in the Company’s consolidated balance sheets. At origination, the Illinois office loan was structured as both a senior and mezzanine loan with the Company originating and holding the entire mezzanine position, which has a total commitment amount of $37.6 million, and the Ares Warehouse vehicle originating and holding the entire senior position, which has a total commitment amount of $114.0 million. In November 2020, the senior position was split into two separate pari-passu notes with the Company purchasing an $8.5 million note and the remaining $105.5 million continuing to be held by the Ares Warehouse Vehicle. The mezzanine position of this loan, which had an outstanding principal balance of $37.6 million as of December 31, 2020, also continues to be held by the Company. See Note 16 included in these consolidated financial statements for a subsequent event related to the purchase of the remaining $105.5 million senior mortgage loan.

14.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2020, 2019 and 2018 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
December 15, 2020	December 30, 2020	January 15, 2021	$0.33	$11,124
September 16, 2020	September 30, 2020	October 15, 2020	0.33	11,072
June 19, 2020	June 30, 2020	July 15, 2020	0.33	11,072
February 20, 2020	March 31, 2020	April 15, 2020	0.33	11,057
Total cash dividends declared for the year ended December 31, 2020			$1.32	$44,325

November 8, 2019	December 30, 2019	January 15, 2020	$0.33	$9,546
July 26, 2019	September 30, 2019	October 15, 2019	0.33	9,526
May 1, 2019	June 28, 2019	July 16, 2019	0.33	9,527
February 21, 2019	March 29, 2019	April 16, 2019	0.33	9,520
Total cash dividends declared for the year ended December 31, 2019			$1.32	$38,119

October 30, 2018	December 28, 2018	January 15, 2019	$0.31	$8,914
July 26, 2018	September 28, 2018	October 16, 2018	0.29	8,323
May 1, 2018	June 29, 2018	July 17, 2018	0.28	8,036
March 1, 2018	March 29, 2018	April 17, 2018	0.28	8,008
Total cash dividends declared for the year ended December 31, 2018			$1.16	$33,281

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

As of December 31, 2020, the Notes were collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $550.6 million (the “Mortgage Assets”) that were originated by a wholly-owned subsidiary of the Company and approximately $6.4 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2019, the Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of approximately $515.9 million that were originated by a wholly-owned subsidiary of the Company and approximately $41.1 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the reinvestment period ending on March 31, 2021, the Company may direct the Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

The inclusion of the assets and liabilities of the CLO Securitization of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitization is generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the CLO Securitization is limited to the carrying value of its investment in the entity. As of December 31, 2020, the Company’s maximum risk of loss was $111.4 million, which represents the carrying value of its investment in the CLO Securitization.

16.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2020, except as disclosed below.

On January 28, 2021, ACRE Commercial Mortgage 2021-FL4 Ltd. (the “Issuer”) and ACRE Commercial Mortgage 2021-FL4 LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an Indenture (the “Indenture”) with ACRC Lender LLC, a wholly owned subsidiary of the Company (the “Seller”), as advancing agent, Wells Fargo Bank, National Association, as note administrator, and Wilmington Trust, National Association, as trustee, which governs the issuance of approximately $603.0 million principal balance secured floating rate notes (the “Notes”) and $64.3 million of preferred equity in the Issuer (the “FL4 CLO Securitization”). For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.

The Notes are collateralized by interests in a pool of 23 mortgage assets having a total principal balance of approximately $667.3 million (the “Mortgage Assets”) that were originated by a subsidiary of the Company. During the period ending in April 2024 (the “Companion Participation Acquisition Period”), the Issuer may use certain principal proceeds from the Mortgage Assets to acquire additional funded pari-passu participations related to the Mortgage Assets that meet certain acquisition criteria.

The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement between ACRC Lender LLC and the Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the Issuer and Co-Issuer offered and issued the following classes of Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the Notes and all of the $64.3 million of preferred equity in the Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated Notes and all of the preferred equity in the Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization.

On January 28, 2021, the Company purchased a $105.5 million senior mortgage loan on an office property located in Illinois from the Ares Warehouse Vehicle. At the purchase date, the outstanding principal balance was approximately $103.6 million. The loan has a per annum interest rate of LIBOR plus 2.15% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, the Company purchased a $5.6 million senior mortgage loan on a self storage property located in Illinois from the Ares Warehouse Vehicle. At the purchase date, the outstanding principal balance was approximately $5.4 million. The loan has a per annum interest rate of LIBOR plus 3.00% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, the Company purchased a fully funded $6.4 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle. The loan has a per annum interest rate of LIBOR plus 2.90% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, the Company purchased a fully funded $4.4 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle. The loan has a per annum interest rate of LIBOR plus 2.90% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, the Company purchased a fully funded $7.0 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle. The loan has a per annum interest rate of LIBOR plus 2.90% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, the Company purchased a fully funded $10.8 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle. The loan has a per annum interest rate of LIBOR plus 2.90% (plus accretion of the purchase discount) and an initial term of three years.

On January 28, 2021, the Company purchased a $6.5 million senior mortgage loan on a self storage property located in Missouri from the Ares Warehouse Vehicle. At the purchase date, the outstanding principal balance was approximately $5.9 million. The loan has a per annum interest rate of LIBOR plus 3.00% (plus accretion of the purchase discount) and an initial term of three years.

On February 16, 2021, the Company entered into an interest rate swap (the “Swap”) with Morgan Stanley Capital Services, LLC (“Morgan Stanley Capital”) for the initial notional amount of $870.0 million, which amortizes according to an agreed upon notional schedule. The Swap requires the Company to pay a fixed interest rate of 0.2075% and for Morgan Stanley Capital to pay a floating rate equal to one-month LIBOR, subject to a 0.00% floor. The Swap has a termination date of December 15, 2023.

On February 16, 2021, the Company entered into an interest rate cap (the “Cap”) with Morgan Stanley Capital for the initial notional amount of $275.0 million, which amortizes according to an agreed upon notional schedule. The Cap is tied to one-month LIBOR with a strike rate of 0.50%. The Cap has a termination date of December 15, 2023.

On February 17, 2021, the Company declared a cash dividend of $0.33 per common share for the first quarter of 2021 and a supplemental cash dividend of $0.02 per common share. The first quarter 2021 and supplemental cash dividend will be payable on April 15, 2021 to common stockholders of record as of March 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated:	February 18, 2021	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Dated:	February 18, 2021	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 18, 2021	By:	/s/ Bryan Donohoe
Bryan Donohoe Chief Executive Officer (Principal Executive Officer)
Dated:	February 18, 2021	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated:	February 18, 2021	By:	/s/ William S. Benjamin
William S. Benjamin Chairman, Director
Dated:	February 18, 2021	By:	/s/ Rand S. April
Rand S. April Director
Dated:	February 18, 2021	By:	/s/ Michael J Arougheti
Michael J Arougheti Director
Dated:	February 18, 2021	By:	/s/ Caroline E. Blakely
Caroline E. Blakely Director
Dated:	February 18, 2021	By:	/s/ William L. Browning
William L. Browning Director
Dated:	February 18, 2021	By:	/s/ James E. Skinner
James E. Skinner Director
Dated:	February 18, 2021	By:	/s/ Edmond N. Moriarty, III
Edmond N. Moriarty, III Director