Form 10-Q
period 2021-03-31
Ares Commercial Real Estate Corp
filed 2021-05-04
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2021
Common stock, $0.01 par value	40,501,121

1

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended December 31, 2020. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•effects of hedging instruments on our target investments;

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

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$97,944	$74,776
Loans held for investment ($1,189,234 and $550,590 related to consolidated VIEs, respectively)	1,908,001	1,815,219
Current expected credit loss reserve	(20,895)	(23,604)
Loans held for investment, net of current expected credit loss reserve	1,887,106	1,791,615
Real estate owned, net	37,059	37,283
Other assets ($2,599 and $1,079 of interest receivable related to consolidated VIEs, respectively; $35,025 and $6,410 of other receivables related to consolidated VIEs, respectively)	68,694	25,823
Total assets	$2,090,803	$1,929,497
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$349,582	$755,552
Notes payable	40,428	61,837
Secured term loan	60,000	110,000
Collateralized loan obligation securitization debt (consolidated VIEs)	979,257	443,871
Secured borrowings	59,845	59,790
Due to affiliate	3,319	3,150
Dividends payable	14,248	11,124
Other liabilities ($650 and $391 of interest payable related to consolidated VIEs, respectively)	8,151	11,158
Total liabilities	1,514,830	1,456,482
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2021 and December 31, 2020 and 40,477,841 and 33,442,332 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	399	329
Additional paid-in capital	598,936	497,803
Accumulated other comprehensive income	263	—
Accumulated earnings (deficit)	(23,625)	(25,117)
Total stockholders' equity	575,973	473,015
Total liabilities and stockholders' equity	$2,090,803	$1,929,497

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenue:
Interest income	$30,704	$31,448
Interest expense	(12,139)	(15,534)
Net interest margin	18,565	15,914
Revenue from real estate owned	2,658	5,220
Total revenue	21,223	21,134
Expenses:
Management and incentive fees to affiliate	2,567	1,773
Professional fees	785	903
General and administrative expenses	1,157	868
General and administrative expenses reimbursed to affiliate	752	1,051
Expenses from real estate owned	3,277	6,676
Total expenses	8,538	11,271
Provision for current expected credit losses	(3,240)	27,117
Income (loss) before income taxes	15,925	(17,254)
Income tax expense, including excise tax	185	9
Net income (loss) attributable to common stockholders	$15,740	$(17,263)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.46	$(0.54)
Diluted earnings (loss) per common share	$0.45	$(0.54)
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	34,417,040	31,897,952
Diluted weighted average shares of common stock outstanding	34,720,950	31,897,952
Dividends declared per share of common stock	$0.35	$0.33

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Net income (loss) attributable to common stockholders	$15,740	$(17,263)
Other comprehensive income:
Unrealized gains (losses) on derivative financial instruments	263	—
Comprehensive income (loss)	$16,003	$(17,263)

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	28,865,610	$283	$423,619	$—	$2,437	$426,339
Sale of common stock	4,600,000	46	73,186	—	—	73,232
Offering costs	—	—	(341)	—	—	(341)
Stock-based compensation	(66,658)	—	225	—	—	225
Net loss	—	—	—	—	(17,263)	(17,263)
Dividends declared	—	—	—	—	(11,076)	(11,076)
Impact of adoption of CECL (Note 2)	—	—	—	—	(5,051)	(5,051)
Balance at March 31, 2020	33,398,952	$329	$496,689	$—	$(30,953)	$466,065
Stock-based compensation	42,985	—	365	—	—	365
Net income	—	—	—	—	9,768	9,768
Dividends declared	—	—	—	—	(11,072)	(11,072)
Balance at June 30, 2020	33,441,937	$329	$497,054	$—	$(32,257)	$465,126
Stock-based compensation	—	—	367	—	—	367
Net income	—	—	—	—	14,928	14,928
Dividends declared	—	—	—	—	(11,072)	(11,072)
Balance at September 30, 2020	33,441,937	$329	$497,421	$—	$(28,401)	$469,349
Stock-based compensation	395	—	382	—	—	382
Net income	—	—	—	—	14,407	14,407
Dividends declared	—	—	—	—	(11,123)	(11,123)
Balance at December 31, 2020	33,442,332	$329	$497,803	$—	$(25,117)	$473,015
Sale of common stock	7,000,000	70	100,800	—	—	100,870
Offering costs	—	—	(188)	—	—	(188)
Stock-based compensation	35,509	—	521	—	—	521
Other comprehensive income	—	—	—	263	—	263
Net income	—	—	—	—	15,740	15,740
Dividends declared	—	—	—	—	(14,248)	(14,248)
Balance at March 31, 2021	40,477,841	$399	$598,936	$263	$(23,625)	$575,973

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$15,740	$(17,263)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,232	1,622
Accretion of deferred loan origination fees and costs	(2,022)	(1,967)
Stock-based compensation	521	225
Depreciation of real estate owned	224	221
Provision for current expected credit losses	(3,240)	27,117
Changes in operating assets and liabilities:
Other assets	(2,677)	(1,343)
Due to affiliate	169	75
Other liabilities	(1,023)	(420)
Net cash provided by (used in) operating activities	9,924	8,267
Investing activities:
Issuance of and fundings on loans held for investment	(219,205)	(294,733)
Principal repayment of loans held for investment	87,321	17,471
Receipt of origination fees	680	3,538
Purchases of capitalized additions to real estate owned	—	(227)
Payments under derivative financial instruments	(150)	—
Net cash provided by (used in) investing activities	(131,354)	(273,951)
Financing activities:
Proceeds from secured funding agreements	77,253	355,083
Repayments of secured funding agreements	(483,223)	(93,108)
Proceeds from notes payable	6,206	—
Repayments of notes payable	(27,880)	—
Repayments of secured term loan	(50,000)	—
Proceeds from secured borrowings	—	10,555
Payment of secured funding costs	(7,962)	(1,005)
Proceeds from issuance of debt of consolidated VIEs	540,471	—
Dividends paid	(11,124)	(9,565)
Proceeds from sale of common stock	100,870	73,232
Payment of offering costs	(13)	(266)
Net cash provided by (used in) financing activities	144,598	334,926
Change in cash, cash equivalents and restricted cash	23,168	69,242
Cash, cash equivalents and restricted cash, beginning of period	74,776	5,635
Cash, cash equivalents and restricted cash, end of period	$97,944	$74,877

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2021
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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

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

Interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2021.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. As of the filing date of this Quarterly Report, there is a continued outbreak of the novel coronavirus (“COVID-19”) pandemic, for which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. Many states, including those in which the Company and its borrowers operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere.

Additionally, in December 2020, the U.S. Food and Drug Administration authorized certain vaccines for emergency use, which are currently being distributed nationwide and globally. However, it remains unclear how quickly “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. These uncertainties could lead the public to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021, however, uncertainty over the ultimate impact the COVID-19 pandemic will have on the global economy and the Company’s business, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Actual results could differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of March 31,
	2021	2020
Cash and cash equivalents	$97,944	$74,498
Restricted cash	—	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$97,944	$74,877

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

Current Expected Credit Losses

    Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires the Company to reflect current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broad range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). ASU No. 2016-13 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. ASU No. 2016-13 was adopted by the Company on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020. Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held for investment in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company's consolidated balance sheets. See Note 4 included in these consolidated financial statements for CECL related disclosures.

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

Derivative Financial Instruments

Derivative financial instruments are classified as either other assets (gain positions) or other liabilities (loss positions) in the Company’s consolidated balance sheets at fair value. These amounts may be offset to the extent that there is a legal right to offset and if elected by management.

On the date the Company enters into a derivative contract, the Company designates each contract as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability, or cash flow hedge, or as a derivative instrument not to be designated as a hedging derivative, or non-designated hedge. For all derivatives other than those designated as non-designated hedges, the Company formally documents the hedge relationships and designation at the contract’s inception. This documentation includes the identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and an evaluation of the effectiveness of its hedged transaction.

The Company performs a formal assessment on a quarterly basis on whether the derivative designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. Changes in the fair value of derivative contracts are recorded each period in either current earnings or other comprehensive income (“OCI”), depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the effective portion of the unrealized gains or losses on these contracts is recorded in OCI. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in current earnings prospectively. The Company does not enter into derivatives for trading or speculative purposes.

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

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans as compared to its use of debt leverage. The Company includes interest income from its loans and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and Secured Borrowings (defined in Note 7 included in these consolidated financial statements) in net interest margin. For the three months ended March 31, 2021 and 2020, interest expense is comprised of the following ($ in thousands):

	For the three months ended March 31,
	2021	2020
Secured funding agreements	$3,824	$8,847
Notes payable (1)	1,194	312
Securitization debt	4,307	4,257
Secured term loan	1,341	2,065
Secured borrowings	1,431	53
Other (2)	42	—
Interest expense	$12,139	$15,534
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
(2)    Represents the net interest expense recognized from the Company’s derivative financial instruments upon periodic settlement.
Comprehensive Income

Comprehensive income consists of net income and OCI that are excluded from net income.

Recent Accounting Pronouncements

    In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU No. 2020-04 and ASU No. 2021-01 are effective for all entities and may be adopted retrospectively as of any date from the beginning of any interim period that includes or is subsequent to March 12, 2020 or prospectively to new modifications through December 31, 2022. The Company is currently evaluating the impact of adopting these ASUs on its consolidated financial statements.

3.   LOANS HELD FOR INVESTMENT

As of March 31, 2021, the Company’s portfolio included 53 loans held for investment, excluding 101 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $2.1 billion and outstanding principal was $1.9 billion as of March 31, 2021. During the three months ended March 31, 2021, the Company funded approximately $223.4 million of outstanding principal and received repayments of $130.7 million of outstanding principal as described in more detail in the tables below. As of March 31, 2021, 97.0% of the Company’s loans have LIBOR floors, with a weighted average floor of 1.56%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2021 and December 31, 2020 ($ in thousands):

	As of March 31, 2021
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,842,782	$1,853,141	5.7%	(2)	5.9%	(3)	1.3
Subordinated debt and preferred equity investments	65,219	65,866	15.1%	(2)	15.1%	(3)	1.5
Total loans held for investment portfolio	$1,908,001	$1,919,007	6.0%	(2)	6.2%	(3)	1.3

	As of December 31, 2020
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,713,601	$1,723,638	5.9%	(2)	6.2%	(3)	1.2
Subordinated debt and preferred equity investments	101,618	102,603	13.4%	(2)	13.4%	(3)	1.9
Total loans held for investment portfolio	$1,815,219	$1,826,241	6.3%	(2)	6.6%	(3)	1.2
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2021 and December 31, 2020 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of March 31, 2021 and December 31, 2020 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2021 and December 31, 2020).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of March 31, 2021 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$150.5	$149.5	L+3.61%		5.5%		Mar 2023		I/O
Office	Diversified	110.8	110.5	L+3.65%		5.7%		Jan 2023		I/O
Multifamily	FL	91.3	90.9	L+5.00%		6.7%		Jun 2022		I/O
Mixed-use	FL	84.0	84.0	L+4.25%		5.7%		Feb 2023	(5)	I/O
Multifamily	TX	75.0	74.8	L+2.85%		5.0%		Oct 2022		I/O
Hotel	OR/WA	68.1	67.2	L+3.45%		4.6%	(6)	May 2022		I/O
Office	IL	67.8	67.7	L+3.75%		5.3%		Dec 2021		I/O
Office	NC	62.1	62.1	L+4.25%		6.7%		Mar 2022	(7)	I/O
Hotel	Diversified	60.8	60.7	L+3.60%		6.2%		Sep 2021		I/O
Industrial	NY	59.0	58.8	L+5.00%		8.1%		Aug 2021		I/O
Office	IL	57.5	57.5	L+3.95%		6.3%		Jun 2021		I/O
Mixed-use	CA	56.2	56.0	(8)		5.4%		Jan 2024		I/O
Multifamily	FL	46.2	46.1	L+5.00%		6.6%		Jun 2022		I/O
Office	GA	44.7	44.4	L+3.05%		5.7%		Dec 2022		I/O
Multifamily	FL	43.4	43.3	L+2.60%		5.5%		Jan 2022		I/O
Multifamily	NJ	41.0	40.9	L+3.05%		4.9%		Mar 2022		I/O
Hotel	CA	40.0	39.9	L+4.12%		5.8%		Jan 2022		I/O
Student Housing	TX	39.9	39.8	L+4.75%		5.5%		Jan 2022	(9)	P/I	(10)
Student Housing	CA	36.7	36.7	L+3.95%		4.3%		Jul 2022		I/O
Multifamily	KS	35.8	35.6	L+3.25%		5.5%		Nov 2022		I/O
Mixed-use	TX	35.3	35.1	L+3.75%	(11)	4.7%		Sep 2022		I/O
Hotel	MI	33.2	33.1	L+3.95%		4.3%		Jul 2022		I/O
Hotel	IL	32.9	31.8	L+4.40%		—%	(12)	May 2021		I/O
Office	CA	31.9	31.7	L+3.35%		6.0%		Nov 2022		I/O
Mixed-use	CA	30.3	29.9	L+4.10%		6.3%		Mar 2023		I/O
Multifamily	NY	30.2	30.1	L+3.20%		4.8%		Dec 2021		I/O
Student Housing	NC	30.0	29.9	L+3.15%		5.9%		Feb 2022		I/O
Multifamily	PA	29.4	29.3	L+3.00%		5.9%		Dec 2021		I/O
Office	IL	28.5	28.3	L+3.80%		6.2%		Jan 2023		I/O
Office	NC	28.5	28.0	L+3.53%		6.8%		May 2023		I/O
Student Housing	TX	24.6	24.4	L+3.45%		5.5%		Feb 2023		I/O
Student Housing	AL	24.1	22.7	L+4.45%		—%	(12)	Apr 2021	(13)	I/O
Multifamily	SC	22.9	22.6	L+6.50%		10.1%		Sep 2022		I/O
Office	CA	22.9	22.8	L+3.40%		6.2%		Nov 2021		I/O
Industrial	CA	22.5	22.4	L+4.50%		7.4%		Dec 2021		I/O
Student Housing	FL	22.0	21.9	L+3.25%		5.9%		Aug 2022		I/O
Self Storage	FL	19.5	19.4	L+3.50%		6.0%		Mar 2022		I/O
Multifamily	WA	18.7	18.5	L+3.00%		5.1%		Mar 2023		I/O
Office	TX	18.1	18.0	L+4.05%		7.5%		Nov 2021		I/O
Residential	CA	14.3	14.3	13.00%		13.0%		May 2021	(14)	I/O
Industrial	CA	13.9	13.8	L+3.75%		6.3%		Mar 2023		I/O
Self Storage	FL	10.8	10.7	L+2.90%		4.4%		Dec 2023		I/O
Office	NC	8.6	8.6	L+4.00%		6.7%		Nov 2022		I/O
Self Storage	FL	7.0	6.9	L+2.90%		4.3%		Dec 2023		I/O
Self Storage	FL	6.4	6.4	L+2.90%		4.3%		Dec 2023		I/O
Self Storage	MO	6.0	6.0	L+3.00%		4.4%		Dec 2023		I/O
Self Storage	IL	5.4	5.4	L+3.00%		4.3%		Dec 2023		I/O
Self Storage	FL	4.4	4.4	L+2.90%		4.2%		Dec 2023		I/O
Subordinated Debt and Preferred Equity Investments:
Residential Condominium	NY	18.3	18.3	L+14.00%		17.9%		May 2021	(15)	I/O
Office	NJ	17.0	16.4	12.00%		12.8%		Jan 2026		P/I	(10)
Mixed-use	IL	16.1	16.0	L+12.25%		14.5%		Nov 2021		I/O
Residential Condominium	HI	11.5	11.5	14.00%		16.1%		Aug 2021	(16)	I/O
Office	CA	3.0	3.0	L+8.25%		9.7%		Nov 2021		I/O
Total/Weighted Average		$1,919.0	$1,908.0			6.0%

_________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs. For the loans held for investment that represent co-investments with other investment vehicles managed by Ares Management (see Note 14 included in these consolidated financial statements for additional information on co-investments), only the portion of Carrying Amount and Outstanding Principal held by the Company is reflected.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of March 31, 2021 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2021 as weighted by the outstanding principal balance of each loan.
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
(5)In March 2021, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Florida loan to February 2023.
(6)At origination, the Oregon/Washington loan was structured as both a senior and mezzanine loan with the Company holding both positions. The mezzanine position of this loan, which had an outstanding principal balance of $13.1 million as of March 31, 2021, was on non-accrual status as of March 31, 2021 and therefore, the Unleveraged Effective Yield presented is for the senior position only as the mezzanine position is non-interest accruing.
(7)In February 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior North Carolina loan to March 2022.
(8)At origination, the California loan was structured as both a senior and mezzanine loan with the Company holding both positions. The senior loan, which had an outstanding principal balance of $45.0 million as of March 31, 2021, accrues interest at a per annum rate of L + 3.80% and the mezzanine loan, which had an outstanding principal balance of $11.2 million as of March 31, 2021, accrues interest at a per annum rate of 10.00%.
(9)In January 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Texas loan to January 2022.
(10)In February 2021, amortization began on the senior Texas loan and the subordinated New Jersey loan, which had an outstanding principal balance of $39.9 million and $17.0 million, respectively, as of March 31, 2021. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(11)In March 2021, the Company and the borrower entered into a modification agreement to, among other things, split the original senior Texas loan into two separate notes. Note A, which had an outstanding principal balance of $35.3 million as of March 31, 2021, accrues interest at a per annum rate of L + 3.75% and Note B, which had no outstanding principal balance as of March 31, 2021, accrues interest at a per annum rate of L+10.00%.
(12)Loan was on non-accrual status as of March 31, 2021 and therefore, there is no Unleveraged Effective Yield as the loan is non-interest accruing.
(13)In March 2021, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Alabama loan to April 2021.
(14)In March 2021, the Company and the borrowers entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to May 2021.
(15)The subordinated New York loan includes a $2.6 million loan to the borrower, for which such amount accrues interest at a per annum rate of 20.00% and has an initial maturity date of April 2021. The remaining outstanding principal balance of the subordinated New York loan accrues interest at L + 14.00% and has an initial maturity date of May 2021.
(16)In February 2021, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the subordinated Hawaii loan to August 2021.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers and sponsors regarding the potential impacts of the COVID-19 pandemic on the Company’s loans. Some of the Company’s borrowers, in particular, borrowers with properties exposed to the hospitality, student housing and retail industries, have indicated that due to the impact of the COVID-19 pandemic, they may be unable to timely execute their business plans, are experiencing cash flow pressure, have had to temporarily close their businesses or have experienced other negative business consequences. Certain borrowers have requested temporary interest deferral or forbearance or other modifications of their loans. Based on these discussions with borrowers, the Company has made four loan modifications, representing an aggregate principal balance of $183.3 million, during the three months ended March 31, 2021. These modifications included deferrals or capitalization of interest, amendments in extension, future funding or performance tests, extension of the maturity date, amendments to the interest rate, repurposing of reserves or covenant waivers on loans secured by properties directly or indirectly impacted by the COVID-19 pandemic. Loan modifications during the period were conducted pursuant to the relief granted via Coronavirus Aid, Relief, and Economic Security Act and therefore are not evaluated for or accounted for as troubled debt restructurings.

For the three months ended March 31, 2021, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2020	$1,815,219
Initial funding	199,580
Origination fees and discounts, net of costs	(1,748)
Additional funding	23,864
Amortizing payments	(413)
Loan payoffs	(130,523)
Origination fee accretion	2,022
Balance at March 31, 2021	$1,908,001

As of March 31, 2021, all loans held for investment were paying in accordance with their contractual terms. As of March 31, 2021, the Company had three loans held for investment on non-accrual status due to the impact of the COVID-19 pandemic with a carrying value of $66.8 million.

4.     CURRENT EXPECTED CREDIT LOSSES

    The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating-rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession; however, the short and long-term economic implications of the COVID-19 pandemic and its financial impact on the Company are highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses decreased from December 31, 2020 to March 31, 2021 primarily due to improved macroeonomic outlook. The CECL Reserve takes into consideration the macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment.

As of March 31, 2021, the Company’s CECL Reserve for its loans held for investment portfolio is $22.0 million or 106 basis points of the Company’s total loans held for investment commitment balance of $2.1 billion and is bifurcated between the CECL Reserve (contra-asset) related to outstanding balances on loans held for investment of $20.9 million and a liability for unfunded commitments of $1.1 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Current Expected Credit Loss Reserve for Funded Loan Commitments

    Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three months ended March 31, 2021 was as follows ($ in thousands):

Balance at December 31, 2020	$23,604
Provision for current expected credit losses	(2,709)
Write-offs	—
Recoveries	—
Balance at March 31, 2021 (1)	$20,895
__________________________

(1)     As of March 31, 2021, the CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company's consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

    Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three months ended March 31, 2021 was as follows ($ in thousands):

Balance at December 31, 2020	$1,632
Provision for current expected credit losses	(531)
Write-offs	—
Recoveries	—
Balance at March 31, 2021 (1)	$1,101
__________________________

(1)     As of March 31, 2021, the CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company's consolidated balance sheets.

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

    As of March 31, 2021, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2021	2020	2019	2018	2017	Prior	Total
Risk rating:
1	$—	$—	$—	$8,555	$—	$—	$8,555
2	28,384	29,944	188,714	66,114	69,898	—	383,054
3	67,296	515,122	383,444	189,323	171,626	16,470	1,343,281
4	—	—	2,604	114,709	22,657	33,141	173,111
5	—	—	—	—	—	—	—
Total	$95,680	$545,066	$574,762	$378,701	$264,181	$49,611	$1,908,001

Accrued Interest Receivable

    The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of March 31, 2021, interest receivable of $11.3 million is included within other assets in the Company's consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

The following table summarizes the Company’s real estate owned as of March 31, 2021 and December 31, 2020 ($ in thousands):

	As of
	March 31, 2021	December 31, 2020
Land	$10,200	$10,200
Buildings and improvements	24,281	24,281
Furniture, fixtures and equipment	4,362	4,362
	38,843	38,843
Less: Accumulated depreciation	(1,784)	(1,560)
Real estate owned, net	$37,059	$37,283

As of March 31, 2021, no impairment charges have been recognized for real estate owned.

For the three months ended March 31, 2021 and 2020, the Company incurred depreciation expense of $224 thousand and $221 thousand, respectively. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of March 31, 2021 and December 31, 2020, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	March 31, 2021			December 31, 2020
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$227,280	$350,000	(1)	$336,001	$350,000	(1)
Citibank Facility	44,730	325,000		117,506	325,000
CNB Facility	—	50,000	(2)	50,000	50,000	(2)
MetLife Facility	20,648	180,000		104,124	180,000
Morgan Stanley Facility	56,924	150,000		147,921	150,000
Subtotal	$349,582	$1,055,000		$755,552	$1,055,000

Notes Payable	$41,447	$51,755		$63,122	$84,155

Secured Term Loan	$60,000	$60,000		$110,000	$110,000
Total	$451,029	$1,166,755		$928,674	$1,249,155

______________________________

(1)    The maximum commitment for the Wells Fargo Facility (as defined below) may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee.
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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $350.0 million. The maximum commitment may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The funding period of the Wells Fargo Facility expires on December 14, 2022, subject to one 12-month extension at the Company’s option, which, if exercised, would extend the funding period to December 14, 2023. The initial maturity date of the Wells Fargo Facility is December 14, 2022, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2025. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.75%, subject to certain exceptions. In December 2020, the Company amended the Wells Fargo Facility to, among other things, eliminate the non-utilization fee on the Wells Fargo Facility. Prior to the amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility was utilized. For the three months ended March 31, 2020, the Company incurred a non-utilization fee of $19 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 13, 2021, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. For the three months ended March 31, 2021 and 2020, the Company incurred a non-utilization fee of $159 thousand and $130 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility
    The Company is party to a $50.0 million secured revolving funding facility with City National Bank (the “CNB Facility”), which has an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year. The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2021, the Company exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 10, 2022. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three months ended March 31, 2021 and 2020, the Company incurred a non-utilization fee of $27 thousand and $32 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 13, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 13, 2024. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%, subject to certain exceptions. For a period of nine months subsequent to August 2020, the non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility, which is owed if less than 65% of the MetLife Facility is utilized, is waived. For the three months ended March 31, 2021 and 2020, the Company did not incur a non-utilization fee.
Morgan Stanley Facility
    The Company is party to a $150.0 million master repurchase and securities contract with Morgan Stanley Bank, N.A. (“Morgan Stanley”) (the “Morgan Stanley Facility”). Under the Morgan Stanley Facility, the Company is permitted to sell, and later repurchase, certain qualifying commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing or self-storage properties. Morgan Stanley may approve the mortgage loans that are subject to the Morgan Stanley Facility in its sole discretion. The initial maturity date of the Morgan Stanley Facility is January 16, 2023, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Morgan Stanley Facility to January 16, 2025. Advances under the Morgan Stanley Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread ranging from 1.75% to 2.25%, determined by Morgan Stanley, depending upon the mortgage loan sold to Morgan Stanley in the applicable transaction.
Notes Payable

Certain of the Company’s subsidiaries are party to two separate non-recourse note agreements (the “Notes Payable”) with the lenders referred to therein, consisting of (1) a $28.3 million note that was closed in June 2019, which is secured by a hotel property located in New York that is recognized as real estate owned in the Company’s consolidated balance sheets and (2) a $23.5 million note that was closed in November 2019, which is secured by a $34.6 million senior mortgage loan held by the Company on a multifamily property located in South Carolina.

The maturity date of the $28.3 million note is June 10, 2024, subject to one 6-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, which, if exercised, would extend the maturity date to December 10, 2024. The loan may be prepaid at any time subject to the payment of a prepayment fee, if applicable. Initial advances under the $28.3 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%. If the hotel property that collateralizes the $28.3 million note achieves certain financial performance hurdles, the interest rate on advances will decrease to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The $28.3 million loan amount may be increased to up to $30.0 million to fund certain construction costs of improvements at the hotel, subject to the satisfaction of certain conditions and the payment of a commitment fee. As of March 31, 2021, the total outstanding principal balance of the note was $28.3 million.

The initial maturity date of the $23.5 million note is September 5, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to September 5, 2024. Advances under the $23.5 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.75%. As of March 31, 2021, the total outstanding principal balance of the note was $13.2 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $60.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). In December 2020, the Company exercised a 12-month extension option on the Secured Term Loan to extend the maturity date to December 22, 2021. Advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. In March 2021, the Company voluntarily elected to repay $50.0 million of outstanding principal on the Secured Term Loan at par prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan. As of March 31, 2021, the Secured Term Loan has a remaining outstanding principal balance of $60.0 million.

The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three months ended March 31, 2021 and 2020, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 5.1% and 7.4%, respectively.

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
    In April 2019, the Company originated a $30.5 million loan on an office property located in North Carolina, which was bifurcated between a $24.4 million senior mortgage loan and a $6.1 million mezzanine loan. In February 2020, the Company transferred its interest in the $24.4 million senior mortgage loan to a third party and retained the $6.1 million mezzanine loan. The Company evaluated whether the transfer of the $24.4 million senior mortgage loan met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of effective control – and determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing is May 5, 2023, subject to one 12-month extension, which may be exercised at the transferee’s option, which, if exercised, would extend the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of March 31, 2021, the total outstanding principal balance of the secured borrowing was $22.7 million.
    In June 2020, the Company originated a $91.8 million senior mortgage loan on a multifamily property located in Florida, which the Company subsequently bifurcated between a $66.9 million senior participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $24.9 million subordinated participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $24.9 million subordinated participation to a third party and retained the $66.9 million senior participation. The Company evaluated whether the transfer of the $24.9 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $66.9 million senior participation and the $24.9 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $91.8 million senior mortgage loan are not allocated pro rata to the participation holders and there is a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.9 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.9 million secured borrowing is June 5, 2022, subject to one 12-month extension, which may be exercised at the borrower’s option, which, if exercised, would extend the maturity date to June 5, 2023. As of March 31, 2021, the total outstanding principal balance of the secured borrowing was $24.9 million.
    In June 2020, the Company closed the purchase of a $46.7 million senior mortgage loan on a multifamily property located in Florida, which the Company subsequently bifurcated between a $34.1 million senior participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $12.6 million subordinated participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $12.6 million subordinated participation to a third party and retained the $34.1 million senior participation. The Company evaluated whether the transfer of the $12.6 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $34.1 million senior participation and the $12.6 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $46.7 million senior mortgage loan are not allocated pro rata to the participation holders and there is a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $12.6 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $12.6 million secured borrowing is June 5, 2022, subject to one 12-month extension, which may be exercised at the borrower’s option, which, if exercised, would extend the maturity date to June 5, 2023. As of March 31, 2021, the total outstanding principal balance of the secured borrowing was $12.6 million.

8.   DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, which includes interest rate swaps and interest rate caps, on certain borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. These derivatives may or may not qualify as cash flow hedges under the hedge accounting requirements of FASB ASC Topic 815, Derivatives and Hedging. Derivatives not designated as cash flow hedges are not speculative and are used to manage our exposure to interest rate movements. See Note 2 included in these consolidated financial statements for additional discussion of the accounting for designated and non-designated hedges.

The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties that have appropriate credit ratings and are major financial institutions with which the Company and its affiliates may also have other financial relationships.

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2021 (notional amount in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Rate(1)	Index	Weighted Average Maturity (Years)
Interest rate swaps	1	$870,000	0.2075%	LIBOR(2)	1.5
Interest rate caps	1	$275,000	0.5000%	LIBOR	1.5
_______________________________

(1)    Represents fixed rate for interest rate swaps and strike rate for interest rate caps.
(2)    Subject to a 0.00% floor.

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate derivatives	$413	—	—	—
_______________________________

(1)    Included in other assets in the Company’s consolidated balance sheets.
(2)    Included in other liabilities in the Company’s consolidated balance sheets.

9.   COMMITMENTS AND CONTINGENCIES

    As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy and the Company’s business is uncertain. As of March 31, 2021, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of the COVID-19 pandemic, however, if the global pandemic continues and market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

    As of March 31, 2021 and December 31, 2020, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	March 31, 2021	December 31, 2020
Total commitments	$2,078,788	$2,013,993
Less: funded commitments	(1,919,007)	(1,826,241)
Total unfunded commitments	$159,781	$187,752

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of March 31, 2021, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

10.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

    On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the three months ended March 31, 2021, the Company did not issue or sell any shares of common stock under the Equity Distribution Agreement.

Equity Offerings

On March 15, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”), by and among the Company, ACREM, and Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC, and BofA Securities, Inc., as representatives of the several underwriters listed therein (collectively, the “Underwriters”). Pursuant to the terms of the Underwriting Agreement, the Company agreed to sell, and the Underwriters agreed to purchase, subject to the terms and conditions set forth in the Underwriting Agreement, an aggregate of 7,000,000 shares of the Company’s common stock, par value $0.01 per share. The public offering closed on March 18, 2021 and generated net proceeds of approximately $100.7 million, after deducting transaction expenses.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of March 31, 2021:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2020	22,324	68,851	267,507	358,682
Granted	—	—	—	—
Vested	(11,162)	(10,648)	(35,509)	(57,319)
Forfeited	—	—	—	—
Balance at March 31, 2021	11,162	58,203	231,998	301,363

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
2021	11,162	29,127	—	40,289
2022	—	29,076	89,177	118,253
2023	—	—	89,160	89,160
2024	—	—	53,661	53,661
2025	—	—	—	—
Total	11,162	58,203	231,998	301,363

11.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2021 and 2020 ($ in thousands, except share and per share data):

	For the three months ended March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$15,740	$(17,263)
Divided by:
Basic weighted average shares of common stock outstanding:	34,417,040	31,897,952
Weighted average non-vested restricted stock and RSUs (1)	303,910	—
Diluted weighted average shares of common stock outstanding:	34,720,950	31,897,952
Basic earnings (loss) per common share	$0.46	$(0.54)
Diluted earnings (loss) per common share	$0.45	$(0.54)
_______________________________

(1)    For the three months ended March 31, 2020, the weighted average non-vested restricted stock and RSUs of 223,022 shares were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

12.   INCOME TAX

    The Company wholly owns ACRC Lender W TRS LLC, which is a taxable REIT subsidiary (“TRS”) formed to issue and hold certain loans intended for sale. The Company also wholly owns ACRC 2017-FL3 TRS LLC, which is a TRS formed to hold a portion of the FL3 CLO Securitization and FL4 CLO Securitization (as defined below), including the portion that generates excess inclusion income. Additionally, the Company wholly owns ACRC WM Tenant LLC, which is a TRS formed to lease from an affiliate the hotel property classified as real estate owned acquired on March 8, 2019. ACRC WM Tenant LLC engaged a third-party hotel management company to operate the hotel under a management contract.

The income tax provision for the Company and the TRSs consisted of the following for the three months ended March 31, 2021 and 2020 ($ in thousands):

	For the three months ended March 31,
	2021	2020
Current	$64	$18
Deferred	—	(99)
Excise tax	121	90
Total income tax expense, including excise tax	$185	$9

    For the three months ended March 31, 2021 and 2020, the Company incurred an expense of $121 thousand and $90 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of March 31, 2021, tax years 2017 through 2020 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

13.   FAIR VALUE

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

Recurring Fair Value Measurements

The Company is required to record derivative financial instruments at fair value on a recurring basis in accordance with GAAP. The fair value of interest rate derivatives was estimated using a third-party specialist, based on contractual cash flows and observable inputs comprising credit spreads.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$413	$—	$413

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

    As of March 31, 2021, the Company did not have any nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis. As of December 31, 2020, the Company did not have any financial and nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

As of March 31, 2021 and December 31, 2020, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2021 and December 31, 2020, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		March 31, 2021		December 31, 2020
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,908,001	$1,900,314	$1,815,219	$1,800,003
Financial liabilities:
Secured funding agreements	2	$349,582	$349,582	$755,552	$755,552
Notes payable	3	40,428	41,447	61,837	63,122
Secured term loan	3	60,000	60,000	110,000	110,000
Collateralized loan obligation securitization debt (consolidated VIEs)	3	979,257	986,071	443,871	443,467
Secured borrowings	3	59,845	60,215	59,790	60,215

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 10 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the three months ended March 31, 2021, the Company incurred incentive fees of $658 thousand. For the three months ended March 31, 2020, no incentive fees were incurred.

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

The term of the Management Agreement ends on May 1, 2022, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2021 and 2020 and amounts payable to the Company’s Manager as of March 31, 2021 and December 31, 2020 ($ in thousands):

	Incurred		Payable
	For the three months ended March 31,		As of
	2021	2020	March 31, 2021	December 31, 2020
Affiliate Payments
Management fees	$1,909	$1,773	$1,909	$1,854
Incentive fees	658	—	658	533
General and administrative expenses	752	1,051	752	762
Direct costs (1)	—	53	—	1
Total	$3,319	$2,877	$3,319	$3,150
_______________________________

(1)    For the three months ended March 31, 2021 and 2020, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the total outstanding principal balance for co-investments held by the Company was $46.0 million and $45.1 million, respectively.

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

In January 2021, the Company purchased a $105.5 million senior mortgage loan on an office property located in Illinois from the Ares Warehouse Vehicle. At the January 2021 purchase date, the outstanding principal balance was $103.6 million, which is included within loans held for investment in the Company’s consolidated balance sheets.

In January 2021, the Company purchased a $5.6 million senior mortgage loan on a self storage property located in Illinois from the Ares Warehouse Vehicle. At the January 2021 purchase date, the outstanding principal balance was $5.4 million, which is included within loans held for investment in the Company’s consolidated balance sheets.

In January 2021, the Company purchased a fully funded $6.4 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle, which is included within loans held for investment in the Company’s consolidated balance sheets.

In January 2021, the Company purchased a fully funded $4.4 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle, which is included within loans held for investment in the Company’s consolidated balance sheets.

In January 2021, the Company purchased a fully funded $7.0 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle, which is included within loans held for investment in the Company’s consolidated balance sheets.

In January 2021, the Company purchased a fully funded $10.8 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle, which is included within loans held for investment in the Company’s consolidated balance sheets.

In January 2021, the Company purchased a $6.5 million senior mortgage loan on a self storage property located in Missouri from the Ares Warehouse Vehicle. At the January 2021 purchase date, the outstanding principal balance was $5.9 million, which is included within loans held for investment in the Company’s consolidated balance sheets.

15.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2021 and 2020 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
February 17, 2021	March 31, 2021	April 15, 2021	$0.35	(1)	$14,248
Total cash dividends declared for the three months ended March 31, 2021			$0.35		$14,248

February 20, 2020	March 31, 2020	April 15, 2020	$0.33		$11,057
Total cash dividends declared for the three months ended March 31, 2020			$0.33		$11,057
_______________________________

(1)    Consists of a regular cash dividend of $0.33 and a supplemental cash dividend of $0.02 for the three months ended March 31, 2021.

16.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in the CLO Securitizations (as defined below), which are considered to be variable interests in VIEs.

CLO Securitizations

On January 11, 2019, ACRE Commercial Mortgage 2017-FL3 Ltd. (the “FL3 Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC (the “FL3 Co-Issuer”), both wholly-owned indirect subsidiaries of the Company, entered into an Amended and Restated Indenture (the “FL3 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the approximately $504.1 million principal balance of secured floating rate notes (the “FL3 Notes”) issued by the FL3 Issuer and $52.9 million of preferred equity in the FL3 Issuer (the “FL3 CLO Securitization”). The FL3 Amended Indenture amends and restates, and replaces in its entirety, the indenture for the CLO securitization issued in March 2017, which governed the issuance of approximately $308.8 million principal balance of secured floating rate notes and $32.4 million of preferred equity in the FL3 Issuer.

As of March 31, 2021, the FL3 Notes were collateralized by interests in a pool of 14 mortgage assets having a total principal balance of $522.1 million (the “FL3 Mortgage Assets”) that were originated by a wholly-owned subsidiary of the Company and approximately $34.9 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2020, the FL3 Notes were collateralized by interests in a pool of 15 mortgage assets having a total principal balance of approximately $550.6 million that were closed by a wholly-owned subsidiary of the Company and approximately $6.4 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the reinvestment period, which ended on March 31, 2021, the Company could direct the FL3 Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the FL3 Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets. See Note 17 included in these consolidated financial statements for a subsequent event related to the FL3 CLO Securitization.

The contribution of the FL3 Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement between the Seller and the FL3 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the securitization, the FL3 Issuer and FL3 Co-Issuer offered and issued the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “FL3 Offered Notes”) to a third party. The Company retained (through one of its wholly-owned subsidiaries) approximately $58.5 million of the FL3 Notes and all of the

$52.9 million of preferred equity in the FL3 Issuer, which totaled $111.4 million. The Company, as the holder of the subordinated FL3 Notes and all of the preferred equity in the FL3 Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO.

 After January 16, 2023, the FL3 Issuer may redeem the FL3 Offered Notes subject to paying a make whole prepayment fee of 1.0% of the then outstanding balance of the FL3 Offered Notes. In addition, once the Class A Notes, Class A-S Notes, Class B Notes and Class C Notes have been repaid in full, the FL3 Issuer has the right to redeem the Class D Notes, subject to paying a make whole prepayment fee of 1.0% on the Class D Notes.

On January 28, 2021, ACRE Commercial Mortgage 2021-FL4 Ltd. (the “FL4 Issuer”) and ACRE Commercial Mortgage 2021-FL4 LLC (the “FL4 Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an Indenture (the “FL4 Indenture”) with ACRC Lender LLC, a wholly owned subsidiary of the Company (the “Seller”), as advancing agent, Wells Fargo Bank, National Association, as note administrator, and Wilmington Trust, National Association, as trustee, which governs the issuance of approximately $603.0 million principal balance secured floating rate notes (the “FL4 Notes”) and $64.3 million of preferred equity in the FL4 Issuer (the “FL4 CLO Securitization”). For U.S. federal income tax purposes, the FL4 Issuer and FL4 Co-Issuer are disregarded entities.

As of March 31, 2021, the FL4 Notes were collateralized by interests in a pool of 23 mortgage assets having a total principal balance of approximately $667.2 million (the “FL4 Mortgage Assets”) that were closed by a subsidiary of the Company and approximately $115 thousand of receivables related to repayments of outstanding principal on current mortgage assets. During the period ending in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer may use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that meet certain acquisition criteria.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization.

The FL3 CLO Securitization and the FL4 CLO Securitization are collectively referred to as the “CLO Securitizations.” As the directing holder of the CLO Securitizations, the Company has the ability to direct activities that could significantly impact the CLO Securitizations’ economic performance. ACRES is designated as special servicer of the CLO Securitizations and has the power to direct activities during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the CLO Securitizations’ economic performance. ACRES did not waive the special servicing fee, and the Company pays its overhead costs. If an unrelated third party had the right to unilaterally remove the special servicer, then the Company would not have the power to direct activities that most significantly impact the CLO Securitizations’ economic performance. In addition, there were no substantive kick-out rights of any unrelated third party to remove the special servicer without cause. The Company’s subsidiaries, as directing holders, have the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of each of the CLO Securitizations; thus, the CLO Securitizations are consolidated into the Company’s consolidated financial statements.

The CLO Securitizations are consolidated in accordance with FASB ASC Topic 810 and are structured as pass through entities that receive principal and interest on the underlying collateral and distributes those payments to the note holders, as applicable. The assets and other instruments held by the CLO Securitizations are restricted and can only be used to fulfill the obligations of the respective CLO Securitizations. Additionally, the obligations of the CLO Securitizations do not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of March 31, 2021, the Company’s maximum risk of loss was $238.2 million, which represents the carrying value of its investments in the CLO Securitizations.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2021, except as disclosed below.

On April 13, 2021, the FL3 Issuer and FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024, extend the date on and after which the FL3 Issuer may redeem the Notes held by third parties to March 17, 2025 (the “Redemption Date”), and eliminate the prepayment fee due on the Redemption Date.

On April 22, 2021, the Company originated and fully funded a $19.5 million senior mortgage loan on a student housing property located in Alabama. The loan has a per annum interest rate of LIBOR plus 3.85%.

On April 29, 2021, the Company purchased a $53.3 million senior mortgage loan on a residential condominium property located in New York from a third party. At the purchase date, the outstanding principal balance was approximately $33.8 million. The loan has a per annum interest rate of LIBOR plus 6.00%. The Company already owns the corresponding $18.3 million mezzanine loan in the Company’s loans held for investment.

On April 29, 2021, the Company purchased a fully funded $15.0 million mezzanine loan on a portfolio of self storage properties located in New Jersey from a third party. The loan has a per annum interest rate of LIBOR plus 6.75%.

The Company’s Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the second quarter of 2021. The second quarter 2021 and supplemental cash dividends will be payable on July 15, 2021 to common stockholders of record as of June 30, 2021.

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

Developments During the First Quarter of 2021:

•ACRE originated a $45.0 million senior mortgage loan and a $13.9 million mezzanine loan on a mixed-use property located in California.
•ACRE purchased a $105.5 million senior mortgage loan on an office property located in Illinois from the $200 million real estate debt warehouse investment vehicle maintained by an affiliate of the Company’s Manager (the “Ares Warehouse Vehicle”).
•ACRE purchased a $5.6 million senior mortgage loan on a self storage property located in Illinois from the Ares Warehouse Vehicle.
•ACRE purchased a $6.4 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle.
•ACRE purchased a $4.4 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle.
•ACRE purchased a $7.0 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle.
•ACRE purchased a $10.8 million senior mortgage loan on a self storage property located in Florida from the Ares Warehouse Vehicle.
•ACRE purchased a $6.5 million senior mortgage loan on a self storage property located in Missouri from the Ares Warehouse Vehicle.
•ACRE Commercial Mortgage 2021-FL4 Ltd. (the “FL4 Issuer”) and ACRE Commercial Mortgage 2021-FL4 LLC, both wholly owned indirect subsidiaries of ACRE, issued approximately $603.0 million principal balance secured floating rate notes and $64.3 million of preferred equity in the FL4 Issuer. ACRE retained (through one of its wholly owned subsidiaries) approximately $62.5 million of the subordinated notes and all of the preferred equity of the FL4 Issuer (the “FL4 CLO Securitization”).
•ACRE entered into an interest rate swap (the “Swap”) with Morgan Stanley Capital Services, LLC (“Morgan Stanley Capital”) for the initial notional amount of $870.0 million, which amortizes according to an agreed upon notional schedule. The Swap requires ACRE to pay a fixed interest rate of 0.2075% and for Morgan Stanley Capital to pay a floating rate equal to one-month LIBOR, subject to a 0.00% floor. The Swap has a termination date of December 15, 2023.
•ACRE entered into an interest rate cap (the “Cap”) with Morgan Stanley Capital for the initial notional amount of $275.0 million, which amortizes according to an agreed upon notional schedule. The Cap is tied to one-month LIBOR with a strike rate of 0.50%. The Cap has a termination date of December 15, 2023.
•ACRE entered into an underwriting agreement (the “Underwriting Agreement”) in which ACRE agreed to sell an aggregate of 7,000,000 shares of ACRE’s common stock, par value $0.01 per share. The public offering generated net proceeds of approximately $100.7 million, after deducting transaction expenses.

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

Loans Held for Investment Portfolio

As of March 31, 2021, our portfolio included 53 loans held for investment, excluding 101 loans that were repaid, sold or converted to real estate owned since inception. As of March 31, 2021, the aggregate originated commitment under these loans at closing was approximately $2.1 billion and outstanding principal was $1.9 billion. During the three months ended March 31, 2021, we funded approximately $223.4 million of outstanding principal and received repayments of $130.7 million of outstanding principal. As of March 31, 2021, 97.0% of our loans have LIBOR floors, with a weighted average floor of 1.56%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

As of March 31, 2021, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of March 31, 2021 ($ in thousands):

	As of March 31, 2021
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,842,782	$1,853,141	5.7%	(2)	5.9%	(3)	1.3
Subordinated debt and preferred equity investments	65,219	65,866	15.1%	(2)	15.1%	(3)	1.5
Total loans held for investment portfolio	$1,908,001	$1,919,007	6.0%	(2)	6.2%	(3)	1.3
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of March 31, 2021 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of March 31, 2021 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2021).

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

RECENT DEVELOPMENTS

On April 13, 2021, ACRE Commercial Mortgage 2017-FL3 Ltd. (the “FL3 Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC (the “FL3 Co-Issuer”) entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 collateralized loan obligation securitization debt (“FL3 CLO Securitization”). The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024, extend the date on and after which the FL3 Issuer may redeem the Notes held by third parties to March 17, 2025 (the “Redemption Date”), and eliminate the prepayment fee due on the Redemption Date.

On April 22, 2021, we originated and fully funded a $19.5 million senior mortgage loan on a student housing property located in Alabama. The loan has a per annum interest rate of LIBOR plus 3.85%.

On April 29, 2021, we purchased a $53.3 million senior mortgage loan on a residential condominium property located in New York from a third party. At the purchase date, the outstanding principal balance was approximately $33.8 million. The loan has a per annum interest rate of LIBOR plus 6.00%. We already own the corresponding $18.3 million mezzanine loan in our loans held for investment.

On April 29, 2021, we purchased a fully funded $15.0 million mezzanine loan on a portfolio of self storage properties located in New Jersey from a third party. The loan has a per annum interest rate of LIBOR plus 6.75%.

Our Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the second quarter of 2021. The second quarter 2021 and supplemental cash dividends will be payable on July 15, 2021 to common stockholders of record as of June 30, 2021.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2021 and 2020 ($ in thousands):

	For the three months ended March 31,
	2021	2020
Total revenue	$21,223	$21,134
Total expenses	8,538	11,271
Provision for current expected credit losses	(3,240)	27,117
Income (loss) before income taxes	15,925	(17,254)
Income tax expense, including excise tax	185	9
Net income (loss) attributable to common stockholders	$15,740	$(17,263)

The following tables set forth select details of our consolidated results of operations for the three months ended March 31, 2021 and 2020 ($ in thousands):

Net Interest Margin

	For the three months ended March 31,
	2021	2020
Interest income	$30,704	$31,448
Interest expense	(12,139)	(15,534)
Net interest margin	$18,565	$15,914

For the three months ended March 31, 2021 and 2020, net interest margin was approximately $18.6 million and $15.9 million, respectively. For the three months ended March 31, 2021 and 2020, interest income of $30.7 million and $31.4 million, respectively, was both generated by weighted average earning assets of $1.9 billion, offset by $12.1 million and $15.5 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility

(individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below and excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, Secured Borrowings and securitization debt (as defined below) were $1.5 billion for both the three months ended March 31, 2021 and 2020 (which included two facilities which were subsequently paid in full). The increase in net interest margin for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily relates to the benefit received from the impact of LIBOR floors on our loans held for investment due to a decrease in 30-day LIBOR for the three months ended March 31, 2021. As of March 31, 2021, 97.0% of our loans held for investment as measured by outstanding principal balance have LIBOR floors, with a weighted average floor of 1.56%, calculated based on loans with LIBOR floors, while 13.8% of our borrowings have LIBOR floors, with a weighted average floor of 1.18%. In addition, in January 2021, we issued $540.5 million of securitization debt, a portion of the proceeds of which were used to pay down debt with a higher cost of funds than the issued securitization debt.

Revenue From Real Estate Owned

    On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the three months ended March 31, 2021 and 2020, revenue from real estate owned was $2.7 million and $5.2 million, respectively. Revenues consist of room sales, food and beverage sales and other hotel revenues. The decrease in revenue from real estate owned for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due to the ongoing impact of the COVID-19 pandemic, which significantly reduced occupancy and overall revenue at the hotel property for the three months ended March 31, 2021.

Operating Expenses

	For the three months ended March 31,
	2021	2020
Management and incentive fees to affiliate	$2,567	$1,773
Professional fees	785	903
General and administrative expenses	1,157	868
General and administrative expenses reimbursed to affiliate	752	1,051
Expenses from real estate owned	3,277	6,676
Total expenses	$8,538	$11,271

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the decrease in operating expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Related Party Expenses

For the three months ended March 31, 2021, related party expenses included $2.6 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $1.9 million in management fees and $0.7 million in incentive fees. For the three months ended March 31, 2021, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended March 31, 2020, related party expenses included $1.8 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended March 31, 2020. For the three months ended March 31, 2020, related party expenses also included $1.1 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily relates to an increase in our weighted average stockholders’ equity for the three months ended March 31, 2021 as a result of the public offering of 7,000,000 shares of our common stock in March 2021, which generated net proceeds of approximately $100.7 million. The increase in incentive fees for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily relates to our Core Earnings (as defined below) for the twelve months ended March 31, 2021 exceeding the 8% minimum return by a higher margin than the twelve months ended March 31, 2020. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. The decrease in allocable general and administrative expenses due to our Manager for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily relates to a decrease in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For the three months ended March 31, 2021 and 2020, professional fees were $0.8 million and $0.9 million, respectively. The decrease in professional fees for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily relates to a decrease in our use of third-party professionals due to changes in transaction activity year over year. For the three months ended March 31, 2021 and 2020, general and administrative expenses were $1.2 million and $0.9 million, respectively. The increase in general and administrative expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily relates to a decrease in stock-based compensation expense for the three months ended March 31, 2020 due to the reversal of previously recognized expense related to restricted stock forfeitures.

    Expenses From Real Estate Owned

For the three months ended March 31, 2021 and 2020, expenses from real estate owned was comprised of the following ($ in thousands):

	For the three months ended March 31,
	2021	2020
Hotel operating expenses	$2,643	$6,043
Interest expense on note payable	410	412
Depreciation expense	224	221
Expenses from real estate owned	$3,277	$6,676

For the three months ended March 31, 2021 and 2020, hotel operating expenses were $2.6 million and $6.0 million, respectively. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. The decrease in hotel operating expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due to the ongoing impact of the COVID-19 pandemic, which has significantly reduced occupancy and forced us to implement plans to reduce overall operating expenses at the hotel property for the three months ended March 31, 2021. For both the three months ended March 31, 2021 and 2020, interest expense on our note payable was $0.4 million. For both the three months ended March 31, 2021 and 2020, depreciation expense was $0.2 million.

Provision for Current Expected Credit Losses

For the three months ended March 31, 2021 and 2020, the provision for current expected credit losses was $(3.2) million and $27.1 million, respectively. The decrease in the provision for current expected credit losses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due to the ongoing recovery from the impact of the COVID-19 pandemic. The provision for current expected credit losses for the three months ended March 31, 2020 was impacted by the onset of the COVID-19 pandemic, which resulted in a global recession and a significant increase in our provision for current expected credit losses.

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

We are focused on preserving our liquidity in order to satisfy our cash requirements, including future commitments to fund on our loans, make interest, principal and other payments pursuant to our financing obligations and to potentially originate new loans and make opportunistic new investments. Subject to maintaining our qualification as a REIT and our exemption from the 1940 Act, we expect that our primary sources of enhancing our liquidity will be financing, to the extent available to us, through credit, secured funding and other lending facilities, other sources of private financing, including warehouse and repurchase facilities, and public or private offerings of our equity or debt securities. On July 19, 2019, we filed a registration statement on Form S-3 with the SEC, which became effective on August 2, 2019, in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.25 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our “At the Market Stock Offering Program” which was established in November 2019 pursuant to which we may sell, from time to time, up to $100.0 million of shares of our common stock. Furthermore, we have sold, and may continue to sell certain of our mortgage loans, or interests therein, in order to manage liquidity needs. Subject to maintaining our qualification as a REIT, we may also change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or making dividends that are payable in cash and shares of our common stock for some period of time. We are also able to access additional liquidity through the (i) reinvestment provisions in our FL3 CLO Securitization, which allows us to replace mortgage assets in our FL3 CLO Securitization which have repaid and (ii) future funding acquisition provisions in our FL4 collateralized loan obligation securitization debt (“FL4 CLO Securitization”, together with our FL3 CLO Securitization, our “CLO Securitizations”), which allows us to use mortgage asset repayment funds to acquire additional funded pari-passu participations related to the mortgage assets then-remaining in our FL4 CLO Securitization; each subject to the satisfaction of certain reinvestment or acquisition conditions, which may include receipt of Rating Agency Confirmation and investor approval. There can be no assurance that the conditions for reinvestment or acquisition will be satisfied and whether our CLO Securitizations will acquire any additional mortgage assets or funded pari-passu participations. In addition, our CLO Securitizations contains certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the CLO Securitizations if these tests were met.

Ares Management or one of its investment vehicles, including the Ares Warehouse Vehicle, may originate mortgage loans and we may have the opportunity to purchase such loans that are determined by our Manager in good faith to be appropriate for us, once we have sufficient available liquidity. Ares Management or one of its investment vehicles may also acquire mortgage loans from us.

As of May 3, 2021, we had approximately $36 million in liquidity including $4 million of unrestricted cash and $32 million of availability under secured funding agreements.

Equity Offerings

On March 15, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”), by and among us, ACREM, and Wells Fargo Securities, LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters listed therein (collectively, the “Underwriters”). Pursuant to the terms of the Underwriting Agreement, we agreed to sell, and the Underwriters agreed to purchase, subject to the terms and conditions set forth in the Underwriting Agreement, an aggregate of 7,000,000 shares of our common stock, par value $0.01 per share. The public offering closed on March 18, 2021 and generated net proceeds of approximately $100.7 million, after deducting transaction expenses. We used the net proceeds from the public offering to repay indebtedness and to invest in mortgage loans and other target assets and investments consistent with our investment strategies and investment guidelines.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2021 and 2020 ($ in thousands):

	For the three months ended March 31,
	2021	2020
Net income (loss)	$15,740	$(17,263)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	(5,816)	25,530
Net cash provided by (used in) operating activities	9,924	8,267
Net cash provided by (used in) investing activities	(131,354)	(273,951)
Net cash provided by (used in) financing activities	144,598	334,926
Change in cash, cash equivalents and restricted cash	$23,168	$69,242

During the three months ended March 31, 2021 and 2020, cash, cash equivalents and restricted cash increased by $23.2 million and $69.2 million, respectively.

Operating Activities

For the three months ended March 31, 2021 and 2020, net cash provided by operating activities totaled $9.9 million and $8.3 million, respectively. For the three months ended March 31, 2021, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $3.2 million, accretion of deferred loan origination fees and costs of $2.0 million, amortization of deferred financing costs of $2.2 million and change in other assets of $2.7 million. For the three months ended March 31, 2020, adjustments to net loss related to operating activities primarily included the provision for current expected credit losses of $27.1 million, accretion of deferred loan origination fees and costs of $2.0 million and amortization of deferred financing costs of $1.6 million.

Investing Activities

For the three months ended March 31, 2021 and 2020, net cash used in investing activities totaled $131.4 million and $274.0 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment exceeding the cash received from principal repayment of loans held for investment for the three months ended March 31, 2021.

Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities totaled $144.6 million and primarily related to proceeds from our Secured Funding Agreements of $77.3 million, proceeds from the issuance of debt of consolidated VIEs of $540.5 million and proceeds from the sale of our common stock of $100.9 million, partially offset by repayments of our Secured Funding Agreements of $483.2 million, repayments of our Notes Payable of $27.9 million, repayments of our Secured Term Loan of $50.0 million and dividends paid of $11.1 million. For the three months ended March 31, 2020, net cash provided by financing activities totaled $334.9 million and primarily related to proceeds from our Secured Funding Agreements of $355.1 million, proceeds from Secured Borrowings of $10.6 million, proceeds from the sale of our common stock of $73.2 million, partially offset by repayments of our Secured Funding Agreements of $93.1 million and dividends paid of $9.6 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	March 31, 2021					December 31, 2020
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$350,000	$227,280	LIBOR+1.50 to 2.75%	December 14, 2022	(1)	$350,000	$336,001	LIBOR+1.45 to 2.75%	December 14, 2022	(1)
Citibank Facility	325,000	44,730	LIBOR+1.50 to 2.25%	December 13, 2021	(2)	325,000	117,506	LIBOR+1.50 to 2.25%	December 13, 2021	(2)
CNB Facility	50,000	—	LIBOR+2.65%	March 10, 2022	(3)	50,000	50,000	LIBOR+2.65%	March 10, 2021	(3)
MetLife Facility	180,000	20,648	LIBOR+2.10 to 2.50%	August 13, 2022	(4)	180,000	104,124	LIBOR+2.10 to 2.50%	August 13, 2022	(4)
Morgan Stanley Facility	150,000	56,924	LIBOR+1.75 to 2.85%	January 16, 2023	(5)	150,000	147,921	LIBOR+1.75 to 2.85%	January 16, 2023	(5)
Subtotal	$1,055,000	$349,582				$1,055,000	$755,552

Notes Payable	$51,755	$41,447	LIBOR+3.00 to 3.75%	(6)		$84,155	$63,122	LIBOR+2.50 to 3.75%	(6)

Secured Term Loan	$60,000	$60,000	LIBOR+5.13%	December 22, 2021	(7)	$110,000	$110,000	LIBOR+5.00%	December 22, 2021	(7)
Total	$1,166,755	$451,029				$1,249,155	$928,674
_____________________________

(1)The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. The maximum commitment may be increased to up to $500.0 million at our option, subject to the satisfaction of certain conditions, including payment of an upsize fee.
(2)The maturity date of the master repurchase facility with Citibank, N.A. (the “Citibank Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.
(3)In March 2021, we exercised a 12-month extension option on the secured revolving funding facility with City National Bank (the “CNB Facility”). The CNB Facility has an accordion feature that provides for, subject to approval by City National Bank in its sole discretion, an increase in the commitment amount from $50.0 million to $75.0 million for up to a period of 120 days once per calendar year.
(4)The maturity date of the revolving master repurchase facility with Metropolitan Life Insurance Company (the “MetLife Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.
(5)The maturity date of the master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.
(6)Certain of our consolidated subsidiaries are party to two separate note agreements (the “Notes Payable”) with the lenders referred to therein, consisting of (1) a $28.3 million note that has a maturity date of June 10, 2024 and (2) a $23.5 million note that has an initial maturity date of September 5, 2022, subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In March 2021, the $32.4 million note, which was secured by a $40.5 million senior mortgage loan held by us on an industrial property located in North Carolina, was repaid in full and not extended. The outstanding principal on the note at the time of repayment was $27.9 million.
(7)In December 2020, we exercised the 12-month extension option on the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. In March 2021, we voluntarily elected to repay $50.0 million of outstanding principal at par on the Secured Term Loan prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of March 31, 2021, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of March 31, 2021, the carrying amount and outstanding principal of our CLO Securitizations was $979.3 million and $986.1 million, respectively. See Note 16 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitizations.

Secured Borrowings

As of March 31, 2021, the carrying amount and outstanding principal of our secured borrowings was $59.8 million and $60.2 million, respectively. See Note 7 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our secured borrowings.

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

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into or may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk.

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

Interest Rate Effect on Net Income

    Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally is based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally increase while the yields earned on our leveraged fixed-rate mortgage assets remain static, which could result in a decline in our net interest spread and net interest margin. During a period of declining interest rates, our borrowing costs generally decrease while the yields earned on our leveraged fixed-rate mortgage assets remain static, which could result in an increase in our net interest spread and net interest margin. The impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future.
    The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR as of March 31, 2021, (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of March 31, 2021 and (3) no changes in the notional amount of the interest rate swap and interest rate cap agreements entered into as of March 31, 2021 ($ in millions):

Change in 30-Day LIBOR	Increase/(Decrease) in Net Income
Up 100 basis points	$(1.9)
Up 50 basis points	$(2.2)
LIBOR at 0 basis points	$(0.4)
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

Interest Rate Cap and Floor Risk

We primarily originate or acquire floating rate mortgage assets. These are assets in which the mortgages may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield changes during any given period. However, our borrowing costs pursuant to our Financing Agreements sometimes are not subject to similar restrictions or have different floors and caps. As a result, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest rate yields on our floating rate mortgage assets could be limited if we do not implement effective caps. In addition, floating rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. In addition, in a period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on certain of our borrowings could be fixed at a higher floor. These factors could lower our net interest income or cause a net loss during periods of decreasing interest rates, which would harm our financial condition, cash flows and results of operations. The impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future.

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

Prepayment and Securitizations Repayment Risk

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. When we originate our CRE loans, we anticipate that we will generate an expected yield. When borrowers prepay their CRE loans faster than we expect, we may be unable to replace these CRE loans with new CRE loans that will generate yields which are as high as the prepaid CRE loans. If prepayment rates decrease in a rising interest rate environment, borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. This could have a negative impact on our results of operations. In some situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses. Additionally, principal repayment proceeds from mortgage loans in the CLO Securitizations are applied sequentially, first used to pay down the senior notes in the CLO Securitizations. We will not receive any proceeds from the repayment of loans in the CLO Securitizations until all senior notes are repaid in full.

Financing Risk

We borrow funds under our Financing Agreements to finance our target assets. The COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. In reaction to market conditions, banks and other lenders have generally restricted lending activity and, in some cases, have requested margin posting or repayments where applicable for secured loans collateralized by assets with depressed valuations. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. Given the impact of the COVID-19 pandemic on the real estate industry and the potential impact on our borrowers, to mitigate the risk of future margin calls, we have proactively engaged in discussions with certain of our lenders to modify the terms of our borrowings on certain assets within these facilities, including reducing the amounts we are borrowing against such assets and/or increasing the borrowing spreads. In addition, our CLO Securitizations contain certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the CLO Securitizations if these tests were met. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2021, we were not subject to any material pending legal proceedings. If the COVID-19 pandemic continues and market conditions worsen, litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. The fluidity of the ongoing COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. In addition to the foregoing, COVID-19 may exacerbate the potential adverse effects on our business, financial performance, operating results, cash flows and financial condition described in the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission.

The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our business and operations.

As of the filing date of this Quarterly Report, there is a continued outbreak of the COVID-19 pandemic, which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many states, including those in which we and our borrowers operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states in the United States, relaxed the early public health restrictions with a view to partially or fully reopen their economies, recurring COVID-19 outbreaks led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration authorized certain vaccines for emergency use, which are currently being distributed nationwide and globally. However, it remains unclear how quickly “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. These uncertainties could lead the public to continue to refrain from participating in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience the lingering effects of the economic shock caused by COVID-19 containment measures including a prolonged recessionary environment in the United States.

The COVID-19 pandemic is having a particularly adverse impact on industries whose properties serve as collateral for some of our portfolio of loan investments. Certain of our investments in loans collateralized by properties within other industries have also been significantly impacted by the COVID-19 pandemic. The inability of our borrowers’ tenants to pay rent on their leases, or our borrowers’ inability to re-lease space that becomes vacant, may adversely impact the ability of the borrowers to which we lend to continue to meet loan covenants or to make payments on their loans on a timely basis or at all. We may seek to restructure our loan investments and amend the terms, including the payment terms, which could cause us to incur losses. Potential declines in value and net operating income at properties that serve as collateral for our portfolio of loan investments significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Although the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020, which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, and a second and third stimulus package on December 27, 2020 and March 11, 2021, respectively, which provided $900 billion and $1.9 trillion, respectively, in resources to small businesses and individuals as well as certain industries and state and local governments that have been adversely affected by the COVID-19 pandemic, it is uncertain whether, or how much, we or certain of our borrowers have benefited or may benefit from such legislation or any other subsequent legislation intended to provide financial relief or assistance.

The impact of the COVID-19 pandemic on our borrowers may reduce the availability of our liquidity sources, but our requirements for liquidity, future commitments to fund on our loans, make interest, principal and other payments pursuant to our financing obligations, including potential margin calls, likely will not be reduced. If we do not have funds available to meet our obligations, we will have to raise capital from alternative sources, which may be on unfavorable terms or may not be available to us due to the impacts of the COVID-19 pandemic. We expect that the adverse impact of the COVID-19 pandemic may adversely affect our liquidity position and the execution of our business strategy. We are focused on preserving our liquidity in order to satisfy our cash requirements and we expect that our primary sources of enhancing our liquidity will be financing, to the extent available to us, public or private offerings of our equity or debt securities, asset sales and changes in our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or making dividends that are payable in cash and shares of our common stock for some period of time.

Provisions in our financing agreements require us to pay margin call provisions following the occurrence of certain mortgage loan credit events. We may not have the funds available to satisfy such margin calls or repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our financing agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights, which could materially and adversely affect our financial condition and ability to implement our investment strategy. See “Risk Factors—The Financing Agreements and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The effects on our portfolio of loan investments described above may require us to increase the CECL Reserve in our consolidated balance sheets related to certain of our investments. Our loans held for investment are carried at cost, net of unamortized loan fees and origination costs, however, under the CECL methodology we adopted pursuant to Accounting Standards Update No. 2016-13, we are required to estimate expected credit losses on such loans using a range of historical experience adjusted for current and future conditions. Based on certain factors, our current estimate of expected credit losses has decreased from December 31, 2020 to March 31, 2021 and may continue to fluctuate as the impact of the COVID-19 pandemic develops and we receive additional collateral financial data.

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

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States' economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us. The description that follows has been provided to us by Ares Management.

On January 31, 2019, funds and accounts managed by Ares Management’s European direct lending strategy (together, the “Ares funds”) collectively acquired a 32% equity stake in Daisy Group Limited (“Daisy”). Daisy is a provider of communication services to businesses based in the United Kingdom. The Ares funds do not hold a majority equity interest in Daisy and do not have the right to appoint a majority of directors to Daisy’s board of directors.

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares Management’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc and Persia International Bank Plc. Both Melli Bank Plc and Persia International Bank Plc have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £74,774 in annual revenues (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc and Persia International Bank Plc and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc and Persia International Bank Plc prior to the Ares funds’ investment in Daisy.

Daisy has given notice of termination of the contracts to Melli Bank Plc and Persia International Bank Plc. Following termination of the contracts, Daisy does not intend to engage in any further dealings or transactions with Melli Bank Plc or Persia International Bank Plc.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (2)
10.1*	Indenture dated as of January 28, 2021, among ACRE Commercial Mortgage 2021-FL4 Ltd, as issuer, ACRE Commercial Mortgage 2021-FL4 LLC, as co-issuer, ACRC Lender LLC, as advancing agent, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as note administrator. (3)
10.2*	Mortgage Asset Purchase Agreement, dated as of January 28, 2021, between ACRC Lender LLC, as seller, and ACRE Commercial Mortgage 2021-FL4 Ltd., as issuer, and agreed and acknowledged by ACRC 2017-FL3 Holder REIT LLC. (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 29, 2021.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on January 29, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	May 4, 2021	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2021	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)