Form 10-Q
period 2021-09-30
Ares Commercial Real Estate Corp
filed 2021-11-03
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2021
Common stock, $0.01 par value	47,001,821

1

Page
Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	5
Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	6
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (unaudited)	7
Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 (unaudited) and the year ended December 31, 2020	8
Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	9
Notes to Consolidated Financial Statements (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	52
Part II. Other Information
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3. Defaults Upon Senior Securities	54
Item 4. Mine Safety Disclosures	54
Item 5. Other Information	54
Item 6. Exhibits	55
Signatures	56

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

•our ability to obtain, maintain, repay or refinance financing arrangements, including securitizations;

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

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$15,787	$74,776
Loans held for investment ($1,135,660 and $550,590 related to consolidated VIEs, respectively)	2,363,499	1,815,219
Current expected credit loss reserve	(22,691)	(23,604)
Loans held for investment, net of current expected credit loss reserve	2,340,808	1,791,615
Real estate owned, net	36,695	37,283
Other assets ($2,524 and $1,079 of interest receivable related to consolidated VIEs, respectively; $47,618 and $6,410 of other receivables related to consolidated VIEs, respectively)	73,395	25,823
Total assets	$2,466,685	$1,929,497
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$656,014	$755,552
Notes payable	47,381	61,837
Secured term loan	60,000	110,000
Collateralized loan obligation securitization debt (consolidated VIEs)	940,133	443,871
Secured borrowings	59,962	59,790
Due to affiliate	3,947	3,150
Dividends payable	16,523	11,124
Other liabilities ($549 and $391 of interest payable related to consolidated VIEs, respectively)	9,982	11,158
Total liabilities	1,793,942	1,456,482
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2021 and December 31, 2020 and 47,001,821 and 33,442,332 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	464	329
Additional paid-in capital	701,370	497,803
Accumulated other comprehensive income	19	—
Accumulated earnings (deficit)	(29,110)	(25,117)
Total stockholders' equity	672,743	473,015
Total liabilities and stockholders' equity	$2,466,685	$1,929,497

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Interest income	$34,023	$30,626	$95,587	$91,908
Interest expense	(12,669)	(11,875)	(35,900)	(40,450)
Net interest margin	21,354	18,751	59,687	51,458
Revenue from real estate owned	5,850	3,623	12,271	10,032
Total revenue	27,204	22,374	71,958	61,490
Expenses:
Management and incentive fees to affiliate	3,175	1,847	8,693	5,771
Professional fees	480	639	1,880	2,202
General and administrative expenses	1,119	969	3,470	2,797
General and administrative expenses reimbursed to affiliate	773	802	2,313	2,890
Expenses from real estate owned	5,339	4,046	12,458	13,976
Total expenses	10,886	8,303	28,814	27,636
Provision for current expected credit losses	6,367	(1,048)	(756)	22,063
Realized losses on loans sold	—	4,008	—	4,008
Change in unrealized losses on loans held for sale	—	(3,998)	—	—
Income before income taxes	9,951	15,109	43,900	7,783
Income tax expense, including excise tax	—	181	593	350
Net income attributable to common stockholders	$9,951	$14,928	$43,307	$7,433
Earnings per common share:
Basic earnings per common share	$0.21	$0.45	$1.06	$0.23
Diluted earnings per common share	$0.21	$0.44	$1.05	$0.22
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	46,957,339	33,337,445	40,840,453	32,852,553
Diluted weighted average shares of common stock outstanding	47,209,469	33,550,444	41,120,751	33,072,085
Dividends declared per share of common stock	$0.35	$0.33	$1.05	$0.99

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to common stockholders	$9,951	$14,928	$43,307	$7,433
Other comprehensive income:
Unrealized gains (losses) on derivative financial instruments	(98)	—	19	—
Comprehensive income	$9,853	$14,928	$43,326	$7,433

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	28,865,610	$283	$423,619	$—	$2,437	$426,339
Sale of common stock	4,600,000	46	73,186	—	—	73,232
Offering costs	—	—	(341)	—	—	(341)
Stock-based compensation	(66,658)	—	225	—	—	225
Net loss	—	—	—	—	(17,263)	(17,263)
Dividends declared	—	—	—	—	(11,076)	(11,076)
Impact of adoption of CECL (Note 2)	—	—	—	—	(5,051)	(5,051)
Balance at March 31, 2020	33,398,952	$329	$496,689	$—	$(30,953)	$466,065
Stock-based compensation	42,985	—	365	—	—	365
Net income	—	—	—	—	9,768	9,768
Dividends declared	—	—	—	—	(11,072)	(11,072)
Balance at June 30, 2020	33,441,937	$329	$497,054	$—	$(32,257)	$465,126
Stock-based compensation	—	—	367	—	—	367
Net income	—	—	—	—	14,928	14,928
Dividends declared	—	—	—	—	(11,072)	(11,072)
Balance at September 30, 2020	33,441,937	$329	$497,421	$—	$(28,401)	$469,349
Stock-based compensation	395	—	382	—	—	382
Net income	—	—	—	—	14,407	14,407
Dividends declared	—	—	—	—	(11,123)	(11,123)
Balance at December 31, 2020	33,442,332	$329	$497,803	$—	$(25,117)	$473,015
Sale of common stock	7,000,000	70	100,800	—	—	100,870
Offering costs	—	—	(188)	—	—	(188)
Stock-based compensation	35,509	—	521	—	—	521
Other comprehensive income	—	—	—	263	—	263
Net income	—	—	—	—	15,740	15,740
Dividends declared	—	—	—	—	(14,248)	(14,248)
Balance at March 31, 2021	40,477,841	$399	$598,936	$263	$(23,625)	$575,973
Sale of common stock	6,500,000	65	101,725	—	—	101,790
Offering costs	—	—	(164)	—	—	(164)
Stock-based compensation	23,280	—	497	—	—	497
Other comprehensive income	—	—	—	(146)	—	(146)
Net income	—	—	—	—	17,615	17,615
Dividends declared	—	—	—	—	(16,528)	(16,528)
Balance at June 30, 2021	47,001,121	$464	$700,994	$117	$(22,538)	$679,037
Offering costs	—	—	(52)	—	—	(52)
Stock-based compensation	700	—	428	—	—	428
Other comprehensive income	—	—	—	(98)	—	(98)
Net income	—	—	—	—	9,951	9,951
Dividends declared	—	—	—	—	(16,523)	(16,523)
Balance at September 30, 2021	47,001,821	$464	$701,370	$19	$(29,110)	$672,743

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net income	$43,307	$7,433
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	7,111	4,906
Accretion of deferred loan origination fees and costs	(5,979)	(5,732)
Stock-based compensation	1,446	956
Depreciation of real estate owned	674	668
Provision for current expected credit losses	(756)	22,063
Realized losses on loans sold	—	4,008
Changes in operating assets and liabilities:
Other assets	(16,728)	(9,302)
Due to affiliate	797	(91)
Other liabilities	408	(2,165)
Net cash provided by (used in) operating activities	30,280	22,744
Investing activities:
Issuance of and fundings on loans held for investment	(877,950)	(485,913)
Principal repayment of loans held for investment	299,021	280,318
Proceeds from sale of loans held for sale	—	96,597
Receipt of origination fees	4,636	3,978
Purchases of capitalized additions to real estate owned	(86)	(243)
Payments under derivative financial instruments	(700)	—
Net cash provided by (used in) investing activities	(575,079)	(105,263)
Financing activities:
Proceeds from secured funding agreements	611,515	466,778
Repayments of secured funding agreements	(711,054)	(404,231)
Proceeds from notes payable	13,008	3,000
Repayments of notes payable	(27,880)	—
Repayments of secured term loan	(50,000)	—
Proceeds from secured borrowings	—	55,095
Payment of secured funding costs	(9,734)	(3,700)
Proceeds from issuance of debt of consolidated VIEs	540,471	—
Repayments of debt of consolidated VIEs	(40,982)	—
Dividends paid	(41,901)	(31,694)
Proceeds from sale of common stock	202,660	73,232
Payment of offering costs	(293)	(301)
Net cash provided by (used in) financing activities	485,810	158,179
Change in cash and cash equivalents	(58,989)	75,660
Cash and cash equivalents, beginning of period	74,776	5,635
Cash and cash equivalents, end of period	$15,787	$81,295

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2021
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

The Company operates as one operating segment and is primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments, including commercial mortgage backed securities. These investments are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, self storage, student housing, residential, senior-living and other commercial real estate properties, or by ownership interests therein.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. As of the filing date of this Quarterly Report, there is a continued outbreak of the novel coronavirus (“COVID-19”) pandemic, for which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. Many states, including those in which the Company and its borrowers operate, have issued orders requiring the closure of, or certain restrictions on the operation of, non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions and overall economic and financial market instability both globally and in the United States. The COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has the potential to negatively impact the Company and its borrowers. While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopen their economies, recurring COVID-19 outbreaks, including outbreaks of several variants of COVID-19, such as the Delta variant, have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere.

Additionally, in December 2020, the U.S. Food and Drug Administration authorized certain vaccines for emergency use, which are currently being distributed nationwide and globally. However, it remains unclear how quickly “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. These uncertainties could lead the public to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Additionally, concerns about the long-term effects of the vaccines could discourage people from obtaining a vaccine. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2021, however, uncertainty over the ultimate impact the COVID-19 pandemic will have on the global economy and the Company’s business, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Actual results could differ from those estimates.

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

    The Company reviews its real estate assets, from time to time, in order to determine whether to sell such assets. Real estate assets are classified as held for sale when the Company commits to a plan to sell the asset, when the asset is being actively marketed for sale at a reasonable price and the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year. Real estate assets that are held for sale are carried at the lower of the asset’s carrying amount or its fair value less costs to sell.

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

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans as compared to its use of debt leverage. The Company includes interest income from its loans and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and Secured Borrowings (defined in Note 7 included in these consolidated financial statements) in net interest margin. For the three and nine months ended September 30, 2021 and 2020, interest expense is comprised of the following ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Secured funding agreements	$4,308	$6,000	$11,327	$22,447
Notes payable (1)	368	337	1,841	952
Securitization debt	5,414	2,518	14,858	9,879
Secured term loan	844	1,668	2,982	5,469
Secured borrowings	1,469	1,352	4,350	1,703
Other (2)	266	—	542	—
Interest expense	$12,669	$11,875	$35,900	$40,450
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

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2021, the Company’s portfolio included 64 loans held for investment, excluding 108 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $2.7 billion and outstanding principal was $2.4 billion as of September 30, 2021. During the nine months ended September 30, 2021, the Company funded approximately $891.3 million of outstanding principal and received repayments of $340.4 million of outstanding principal as described in more detail in the tables below. As of September 30, 2021, 94.8% of the Company’s loans have LIBOR floors, with a weighted average floor of 1.17%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2021 and December 31, 2020 ($ in thousands):

	As of September 30, 2021
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,332,686	$2,345,569	5.6%	(2)	5.7%	(3)	1.4
Subordinated debt and preferred equity investments	30,813	31,511	15.3%	(2)	15.3%	(3)	2.3
Total loans held for investment portfolio	$2,363,499	$2,377,080	5.7%	(2)	5.8%	(3)	1.4

	As of December 31, 2020
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,713,601	$1,723,638	5.9%	(2)	6.2%	(3)	1.2
Subordinated debt and preferred equity investments	101,618	102,603	13.4%	(2)	13.4%	(3)	1.9
Total loans held for investment portfolio	$1,815,219	$1,826,241	6.3%	(2)	6.6%	(3)	1.2
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2021 and December 31, 2020 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of September 30, 2021 and December 31, 2020 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2021 and December 31, 2020).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of September 30, 2021 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$150.5	$149.8	L+3.61%	5.5%		Mar 2023		I/O
Office	Diversified	112.5	112.2	L+3.65%	5.7%		Jan 2023		I/O
Multifamily	FL	91.3	91.0	L+5.00%	6.7%		Jun 2022		I/O
Mixed-use	FL	84.0	84.0	L+4.25%	5.7%		Feb 2023	(5)	I/O
Office	AZ	77.4	76.5	L+3.50%	4.0%		Oct 2024		I/O
Mixed-use	NY	75.0	74.3	L+3.65%	4.1%		Jul 2024		I/O
Multifamily	TX	75.0	74.8	L+3.25%	3.5%		Oct 2024		I/O
Industrial	IL	70.1	69.4	L+4.55%	5.2%		May 2024		I/O
Industrial	NY	69.4	69.2	L+5.00%	7.1%		Feb 2022	(7)	I/O
Hotel	OR/WA	68.1	67.3	L+3.45%	7.4%		May 2022	(6)	I/O
Office	IL	67.8	67.8	L+3.75%	5.3%		Dec 2021		I/O
Residential Condominium	FL	65.7	65.1	L+5.25%	5.9%		Jul 2023		I/O
Office	NC	64.6	63.8	L+3.55%	4.2%		Aug 2024		I/O
Office	NC	63.5	63.5	L+4.25%	6.7%		Mar 2022	(8)	I/O
Hotel	Diversified	60.8	60.6	L+3.60%	6.0%		Sep 2022	(9)	I/O
Office	NY	60.4	59.7	L+3.85%	4.3%		Aug 2025		I/O
Office	IL	57.4	57.3	L+3.95%	6.2%		Jun 2022	(10)	P/I	(14)
Mixed-use	CA	56.8	56.6	(11)	5.4%		Jan 2024		I/O
Self Storage	NJ	55.5	55.6	L+3.80%	4.1%		Feb 2024		I/O
Residential Condominium	NY	53.6	53.6	(12)	10.9%		May 2021	(12)	I/O
Office	GA	46.3	46.1	L+3.05%	5.7%		Dec 2022		I/O
Multifamily	FL	46.2	46.1	L+5.00%	6.6%		Jun 2022		I/O
Hotel	CA	40.0	40.0	L+4.12%	5.8%		Jan 2022		I/O
Student Housing	TX	39.5	39.5	L+4.75%	5.5%		Jan 2022	(13)	P/I	(14)
Multifamily	SC	37.5	37.2	L+2.75%	3.4%		Jun 2023		I/O
Student Housing	CA	36.5	36.5	L+3.95%	4.3%		Jul 2022		I/O
Mixed-use	TX	35.8	35.6	(15)	4.7%		Sep 2022		I/O
Mixed-use	CA	35.2	34.9	L+4.10%	6.3%		Mar 2023		I/O
Hotel	MI	33.2	33.2	L+3.95%	4.3%		Jul 2022		I/O
Hotel	IL	32.9	31.0	L+4.40%	—%	(16)	May 2022	(16)	I/O
Office	CA	32.2	32.1	L+3.35%	6.0%		Nov 2022		I/O
Multifamily	SC	30.9	30.7	L+6.50%	10.2%		Sep 2022		I/O
Student Housing	NC	30.0	30.0	L+3.15%	5.9%		Feb 2022		I/O
Multifamily	PA	29.4	29.3	L+3.00%	5.9%		Dec 2021		I/O
Office	IL	28.5	28.4	L+3.80%	6.2%		Jan 2023		I/O
Office	NC	28.5	28.1	L+3.53%	6.8%		May 2023		I/O
Student Housing	TX	24.6	24.4	L+3.45%	5.5%		Feb 2023		I/O
Industrial	NJ	23.2	22.9	L+3.75%	4.5%		May 2024		I/O
Office	CA	22.9	22.8	L+3.40%	6.2%		Nov 2022	(17)	I/O
Industrial	CA	23.0	23.0	L+4.50%	7.4%		Dec 2021		I/O
Student Housing	FL	22.0	21.9	L+3.25%	5.9%		Aug 2022		I/O
Industrial	CO	20.8	20.6	L+6.75%	7.7%		Feb 2023		I/O
Student Housing	AL	19.5	19.3	L+3.85%	4.3%		May 2024		I/O
Self Storage	FL	19.5	19.5	L+3.50%	6.0%		Mar 2022		I/O
Multifamily	WA	18.7	18.6	L+3.00%	5.1%		Mar 2023		I/O
Industrial	CA	16.7	16.6	L+3.75%	6.3%		Mar 2023		I/O
Residential	CA	14.3	14.3	13.00%	—%	(18)	May 2021	(18)	I/O
Self Storage	FL	10.8	10.7	L+2.90%	4.4%		Dec 2023		I/O
Office	NC	9.4	9.4	L+4.00%	6.6%		Nov 2022		I/O
Self Storage	AZ	8.3	8.3	L+2.90%	4.0%		May 2024		I/O
Self Storage	AZ	7.4	7.3	L+2.90%	4.1%		May 2024		I/O
Self Storage	FL	7.0	6.9	L+2.90%	4.3%		Dec 2023		I/O
Self Storage	FL	6.4	6.4	L+2.90%	4.3%		Dec 2023		I/O
Self Storage	MO	6.1	6.1	L+3.00%	4.4%		Dec 2023		I/O
Self Storage	IL	5.5	5.5	L+3.00%	4.3%		Dec 2023		I/O
Self Storage	FL	4.4	4.4	L+2.90%	4.2%		Dec 2023		I/O
Self Storage	CO	3.2	3.2	L+2.90%	3.8%		Apr 2024		I/O

Industrial	PA	3.0	2.9	L+5.50%	6.1%	Sep 2024		I/O
Industrial	CO	2.9	2.9	L+6.25%	6.9%	Sep 2024		I/O
Industrial	AZ	2.7	2.7	L+5.90%	6.5%	Oct 2024		I/O
Industrial	GA	1.3	1.3	L+5.25%	5.9%	Sep 2024		I/O
Subordinated Debt and Preferred Equity Investments:
Office	NJ	17.0	16.3	12.00%	13.7%	Jan 2026		I/O
Residential Condominium	HI	11.5	11.5	14.00%	19.0%	Aug 2021	(19)	I/O
Office	CA	3.0	3.0	L+8.25%	9.7%	Nov 2021		I/O
Total/Weighted Average		$2,377.1	$2,363.5		5.7%

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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of September 30, 2021 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2021 as weighted by the outstanding principal balance of each loan.
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
(6)In March 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the Oregon/Washington loan to May 2022. At origination, the Oregon/Washington loan was structured as both a senior and mezzanine loan with the Company holding both positions. The mezzanine position of this loan, which had an outstanding principal balance of $13.1 million as of September 30, 2021, was previously on non-accrual status. During the three months ended June 30, 2021, the mezzanine position was restored to accrual status as, based on management's judgment, there is no longer reasonable doubt that principal or interest will be collected in full.
(7)In August 2021, the borrower exercised a six-month extension option in accordance with the loan agreement, which extended the maturity date on the senior New York loan to February 2022.
(8)In February 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior North Carolina loan to March 2022.
(9)In September 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior diversified loan to September 2022.
(10)In April 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Illinois loan to June 2022.
(11)At origination, the California loan was structured as both a senior and mezzanine loan with the Company holding both positions. The senior loan, which had an outstanding principal balance of $45.0 million as of September 30, 2021, accrues interest at a per annum rate of L + 3.80% and the mezzanine loan, which had an outstanding principal balance of $11.8 million as of September 30, 2021, accrues interest at a per annum rate of 10.00%.
(12)At origination, the New York loan was structured as both a senior and mezzanine loan with the Company holding the mezzanine loan and a third party holding the senior loan. In April 2021, the Company purchased the senior loan from the third party at par. The senior loan, which had an outstanding principal balance of $35.0 million as of September 30, 2021, accrues interest at a per annum rate of L + 6.00% and the mezzanine loan, which had an outstanding principal balance of $15.9 million as of September 30, 2021, accrues interest at a per annum rate of L + 14.00%. The mezzanine loan includes a $2.6 million loan to the borrower, for which such amount accrues interest at a per annum rate of 20.00%. As of September 30, 2021, the New York loan, which is collateralized by a residential condominium property located in New York, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. The Company evaluated this loan for impairment and concluded that no impairment charge should be recognized as of September 30, 2021 and that this loan should not be placed on non-accrual status as of September 30, 2021. This conclusion was based in part on: (1) the current estimated fair market value of the underlying collateral property and applicable reserves and (2) the estimated cash flows from the sale of units of the underlying collateral property. The estimated fair market value of the underlying collateral property was determined using the comparable market sales approach.
(13)In January 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Texas loan to January 2022.
(14)Amortization began on the senior Texas loan, which had an outstanding principal balance of $39.5 million as of September 30, 2021 and the senior Illinois loan, which had an outstanding principal balance of $57.4 million as of September 30, 2021, in February 2021 and July 2021, respectively. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(15)In March 2021, the Company and the borrower entered into a modification agreement to, among other things, split the original senior Texas loan into two separate notes. Note A, which had an outstanding principal balance of $35.3 million as of September 30, 2021, accrues interest at a per annum rate of L + 3.75% and Note B, which had an outstanding principal balance of $0.4 million as of September 30, 2021, accrues interest at a per annum rate of L+10.00%.
(16)Loan was on non-accrual status as of September 30, 2021 and therefore, there is no Unleveraged Effective Yield as the loan is non-interest accruing. In May 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Illinois loan to May 2022.
(17)In September 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior California loan to November 2022.
(18)Loan was on non-accrual status as of September 30, 2021 and therefore, there is no Unleveraged Effective Yield as the loan is non-interest accruing. As of September 30, 2021, the senior California loan, which is collateralized by a residential property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. The Company evaluated this loan for impairment and concluded that no impairment charge should be recognized as of September 30, 2021. This conclusion was based in part on: (1) the current estimated fair market value of the underlying collateral property, (2) the estimated value of the contractual right to residual proceeds from the sale of a second residential property and (3) the recourse payment guarantee from two individuals that are the owners of the underlying collateral. The estimated fair market value of the underlying collateral property was determined using the comparable market sales approach.
(19)As of September 30, 2021, the subordinated Hawaii loan, which is collateralized by a residential condominium property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the August 2021 maturity date. The Company evaluated this loan for impairment and concluded that no impairment charge should be recognized as of September 30, 2021 and that this loan should not be placed on non-accrual status as of September 30, 2021. This conclusion was based in part on the current estimated fair market value of the underlying collateral property, which was determined using the comparable market sales approach and land residual method.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers and sponsors regarding the potential impacts of the COVID-19 pandemic on the Company’s loans. Some of the Company’s borrowers, in particular, borrowers with properties exposed to the hospitality, student housing and retail industries, have indicated that due to the impact of the COVID-19 pandemic, they may be unable to timely execute their business plans, are experiencing cash flow pressure, have had to temporarily close their businesses or have experienced other negative business consequences. Certain borrowers have requested temporary interest deferral or forbearance or other modifications of their loans. Based on these discussions with borrowers, the Company has made three loan modifications, representing an aggregate principal balance of $110.7 million, during the three months ended September 30, 2021. These modifications included deferrals or capitalization of interest, amendments in extension, future funding or performance tests, extension of the maturity date, repurposing of reserves or covenant waivers on loans secured by properties directly or indirectly impacted by the COVID-19 pandemic. Loan modifications during the period were conducted pursuant to the relief granted via the Coronavirus Aid, Relief, and Economic Security Act and therefore are not evaluated for or accounted for as troubled debt restructurings.

For the nine months ended September 30, 2021, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2020	$1,815,219
Initial funding	822,684
Origination fees and discounts, net of costs	(8,851)
Additional funding	68,581
Amortizing payments	(1,848)
Loan payoffs	(338,265)
Origination fee accretion	5,979
Balance at September 30, 2021	$2,363,499

Except as described above, as of September 30, 2021, all loans held for investment were paying in accordance with their contractual terms. As of September 30, 2021, the Company had two loans held for investment on non-accrual status with a carrying value of $45.3 million.

4.     CURRENT EXPECTED CREDIT LOSSES

    The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating-rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession; however, the short and long-term economic implications of the COVID-19 pandemic and its financial impact on the Company are highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses increased from June 30, 2021 to September 30, 2021 primarily due to growth in the loan portfolio and other changes to the loan portfolio, partially offset by forecasted improvement in macroeconomic factors, shorter average remaining loan term and loan payoffs, during the three months ended September 30, 2021. The CECL Reserve takes into consideration the macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment.

As of September 30, 2021, the Company’s CECL Reserve for its loans held for investment portfolio is $24.5 million or 93 basis points of the Company’s total loans held for investment commitment balance of $2.6 billion and is bifurcated between the CECL reserve (contra-asset) related to outstanding balances on loans held for investment of $22.7 million and a liability for unfunded commitments of $1.8 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Current Expected Credit Loss Reserve for Funded Loan Commitments

    Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2021 was as follows ($ in thousands):

Balance at June 30, 2021 (1)	$16,892
Provision for current expected credit losses	5,799
Write-offs	—
Recoveries	—
Balance at September 30, 2021 (1)	$22,691

Balance at December 31, 2020 (1)	$23,604
Provision for current expected credit losses	(913)
Write-offs	—
Recoveries	—
Balance at September 30, 2021 (1)	$22,691
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company's consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

    Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2021 was as follows ($ in thousands):

Balance at June 30, 2021 (1)	$1,221
Provision for current expected credit losses	568
Write-offs	—
Recoveries	—
Balance at September 30, 2021 (1)	$1,789

Balance at December 31, 2020 (1)	$1,632
Provision for current expected credit losses	157
Write-offs	—
Recoveries	—
Balance at September 30, 2021 (1)	$1,789
__________________________

(1)     The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company's consolidated balance sheets.

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

    As of September 30, 2021, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2021	2020	2019	2018	2017	Prior	Total
Risk rating:
1	$28,436	$—	$—	$9,374	$—	$—	$37,810
2	312,909	—	104,805	—	39,528	—	457,242
3	348,175	521,897	429,477	191,642	171,586	16,307	1,679,084
4	35,025	—	2,649	118,525	—	33,164	189,363
5	—	—	—	—	—	—	—
Total	$724,545	$521,897	$536,931	$319,541	$211,114	$49,471	$2,363,499

Accrued Interest Receivable

    The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of September 30, 2021, interest receivable of $17.2 million is included within other assets in the Company's consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

The following table summarizes the Company’s real estate owned as of September 30, 2021 and December 31, 2020 ($ in thousands):

	As of
	September 30, 2021	December 31, 2020
Land	$10,200	$10,200
Buildings and improvements	24,281	24,281
Furniture, fixtures and equipment	4,448	4,362
	38,929	38,843
Less: Accumulated depreciation	(2,234)	(1,560)
Real estate owned, net	$36,695	$37,283

As of September 30, 2021, no impairment charges have been recognized for real estate owned.

For the three and nine months ended September 30, 2021, the Company incurred depreciation expense of $225 thousand and $674 thousand, respectively. For the three and nine months ended September 30, 2020, the Company incurred depreciation expense of $224 thousand and $668 thousand, respectively. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of September 30, 2021 and December 31, 2020, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	September 30, 2021			December 31, 2020
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$281,150	$350,000	(1)	$336,001	$350,000	(1)
Citibank Facility	147,982	325,000		117,506	325,000
CNB Facility	—	50,000	(2)	50,000	50,000	(2)
MetLife Facility	20,648	180,000		104,124	180,000
Morgan Stanley Facility	206,234	250,000		147,921	150,000
Subtotal	$656,014	$1,155,000		$755,552	$1,055,000

Notes Payable	$48,250	$51,755		$63,122	$84,155

Secured Term Loan	$60,000	$60,000		$110,000	$110,000

Total	$764,264	$1,266,755		$928,674	$1,249,155

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $350.0 million. The maximum commitment may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The funding period of the Wells Fargo Facility expires on December 14, 2022, subject to one 12-month extension at the Company’s option, which, if exercised, would extend the funding period to December 14, 2023. The initial maturity date of the Wells Fargo Facility is December 14, 2022, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2025. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.75%, subject to certain exceptions. In December 2020, the Company amended the Wells Fargo Facility to, among other things, eliminate the non-utilization fee on the Wells Fargo Facility. Prior to the amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility was utilized. For the three months ended September 30, 2020, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2020, the Company incurred a non-utilization fee of $19 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is December 13, 2021, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. For the three and nine months ended September 30, 2021, the Company incurred a non-utilization fee of $162 thousand and $496 thousand, respectively. For the three and nine months ended September 30, 2020, the Company incurred a non-utilization fee of $129 thousand and $386 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

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

For the three and nine months ended September 30, 2021, the Company incurred a non-utilization fee of $28 thousand and $96 thousand, respectively. For the three and nine months ended September 30, 2020, the Company incurred a non-utilization fee of $6 thousand and $38 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 13, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 13, 2024. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%, subject to certain exceptions. For a period of nine months subsequent to August 2020, the non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility, which is owed if less than 65% of the MetLife Facility is utilized, was waived. For the three and nine months ended September 30, 2021, the Company incurred a non-utilization fee of $62 thousand and $100 thousand, respectively. For the three and nine months ended September 30, 2020, the Company incurred a non-utilization fee of $5 thousand and $7 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
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

The maturity date of the $28.3 million note is June 10, 2024, subject to one 6-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, which, if exercised, would extend the maturity date to December 10, 2024. The loan may be prepaid at any time subject to the payment of a prepayment fee, if applicable. Initial advances under the $28.3 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%. If the hotel property that collateralizes the $28.3 million note achieves certain financial performance hurdles, the interest rate on advances will decrease to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The $28.3 million loan amount may be increased to up to $30.0 million to fund certain construction costs of improvements at the hotel, subject to the satisfaction of certain conditions and the payment of a commitment fee. As of September 30, 2021, the total outstanding principal balance of the note was $28.3 million.

The initial maturity date of the $23.5 million note is September 5, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to September 5, 2024. Advances under the $23.5 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.75%. As of September 30, 2021, the total outstanding principal balance of the note was $20.0 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $60.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). In December 2020, the Company exercised a 12-month extension option on the Secured Term Loan to extend the maturity date to December 22, 2021. Advances under the Secured Term Loan accrue interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. During the extension period, the spread on advances under the Secured Term Loan increases every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. In March 2021, the Company voluntarily elected to repay $50.0 million of outstanding principal on the Secured Term Loan at par prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan. As of September 30, 2021, the Secured Term Loan has a remaining outstanding principal balance of $60.0 million.

The total original issue discount on the Secured Term Loan draws was $2.6 million, which represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three and nine months ended September 30, 2021, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 5.5% and 5.3%, respectively. For the three and nine months ended September 30, 2020, the estimated per annum effective interest rate of the Secured Term Loan was 5.9% and 6.5%, respectively.

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
    In April 2019, the Company originated a $30.5 million loan on an office property located in North Carolina, which was bifurcated between a $24.4 million senior mortgage loan and a $6.1 million mezzanine loan. In February 2020, the Company transferred its interest in the $24.4 million senior mortgage loan to a third party and retained the $6.1 million mezzanine loan. The Company evaluated whether the transfer of the $24.4 million senior mortgage loan met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of effective control – and determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing is May 5, 2023, subject to one 12-month extension, which may be exercised at the transferee’s option, which, if exercised, would extend the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of September 30, 2021, the total outstanding principal balance of the secured borrowing was $22.7 million.
    In June 2020, the Company originated a $91.8 million senior mortgage loan on a multifamily property located in Florida, which the Company subsequently bifurcated between a $66.9 million senior participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $24.9 million subordinated participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $24.9 million subordinated participation to a third party and retained the $66.9 million senior participation. The Company evaluated whether the transfer of the $24.9 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $66.9 million senior participation and the $24.9 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $91.8 million senior mortgage loan are not allocated pro rata to the participation holders and there is a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.9 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.9 million secured borrowing is June 5, 2022, subject to one 12-month extension, which may be exercised at the borrower’s option, which, if exercised, would extend the maturity date to June 5, 2023. As of September 30, 2021, the total outstanding principal balance of the secured borrowing was $24.9 million.
    In June 2020, the Company closed the purchase of a $46.7 million senior mortgage loan on a multifamily property located in Florida, which the Company subsequently bifurcated between a $34.1 million senior participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $12.6 million subordinated participation, which accrues interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $12.6 million subordinated participation to a third party and retained the $34.1 million senior participation. The Company evaluated whether the transfer of the $12.6 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $34.1 million senior participation and the $12.6 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $46.7 million senior mortgage loan are not allocated pro rata to the participation holders and there is a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $12.6 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $12.6 million secured borrowing is June 5, 2022, subject to one 12-month extension, which may be exercised at the borrower’s option, which, if exercised, would extend the maturity date to June 5, 2023. As of September 30, 2021, the total outstanding principal balance of the secured borrowing was $12.6 million.

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2021 (notional amount in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Rate(1)	Index	Weighted Average Maturity (Years)
Interest rate swaps	1	$870,000	0.2075%	LIBOR(2)	1.0
Interest rate caps	1	$275,000	0.5000%	LIBOR	1.0
_______________________________

(1)    Represents fixed rate for interest rate swaps and strike rate for interest rate caps.
(2)    Subject to a 0.00% floor.

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate derivatives	$165	—	—	—
____________________________

(1)    Included in other assets in the Company’s consolidated balance sheets.
(2)    Included in other liabilities in the Company’s consolidated balance sheets.

9.   COMMITMENTS AND CONTINGENCIES

    As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy and the Company’s business is uncertain. As of September 30, 2021, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of the COVID-19 pandemic, however, if the global pandemic continues and market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

    As of September 30, 2021 and December 31, 2020, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2021	December 31, 2020
Total commitments	$2,633,877	$2,013,993
Less: funded commitments	(2,377,080)	(1,826,241)
Total unfunded commitments	$256,797	$187,752

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of September 30, 2021, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

10.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

    On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the nine months ended September 30, 2021, the Company did not issue or sell any shares of common stock under the Equity Distribution Agreement.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of September 30, 2021:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2020	22,324	68,851	267,507	358,682
Granted	23,280	—	3,439	26,719
Vested	(28,144)	(40,122)	(38,176)	(106,442)
Forfeited	—	(1,967)	(24,665)	(26,632)
Balance at September 30, 2021	17,460	26,762	208,105	252,327

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
2021	5,820	1,389	—	7,209
2022	11,640	25,373	79,156	116,169
2023	—	—	79,141	79,141
2024	—	—	49,808	49,808
2025	—	—	—	—
Total	17,460	26,762	208,105	252,327

11.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020 ($ in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$9,951	$14,928	$43,307	$7,433
Divided by:
Basic weighted average shares of common stock outstanding:	46,957,339	33,337,445	40,840,453	32,852,553
Weighted average non-vested restricted stock and RSUs	252,130	212,999	280,298	219,532
Diluted weighted average shares of common stock outstanding:	47,209,469	33,550,444	41,120,751	33,072,085
Basic earnings per common share	$0.21	$0.45	$1.06	$0.23
Diluted earnings per common share	$0.21	$0.44	$1.05	$0.22

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

The income tax provision for the Company and the TRSs consisted of the following for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Current	$(35)	$76	$437	$179
Deferred	—	—	—	(99)
Excise tax	35	105	156	270
Total income tax expense, including excise tax	$—	$181	$593	$350

    For the three and nine months ended September 30, 2021, the Company incurred an expense of $35 thousand and $156 thousand, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2020, the Company incurred an expense of $105 thousand and $270 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of September 30, 2021, tax years 2017 through 2021 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$165	$—	$165

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

    As of September 30, 2021, the Company did not have any nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis. As of December 31, 2020, the Company did not have any financial and nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

As of September 30, 2021 and December 31, 2020, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2021 and December 31, 2020, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2021		December 31, 2020
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$2,363,499	$2,355,551	$1,815,219	$1,800,003
Financial liabilities:
Secured funding agreements	2	$656,014	$656,014	$755,552	$755,552
Notes payable	3	47,381	48,250	61,837	63,122
Secured term loan	3	60,000	60,000	110,000	110,000
Collateralized loan obligation securitization debt (consolidated VIEs)	3	940,133	945,089	443,871	443,467
Secured borrowings	3	59,962	60,215	59,790	60,215

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 10 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the three and nine months ended September 30, 2021, the Company incurred incentive fees of $572 thousand and $1.9 million, respectively. For the three months ended September 30, 2020, no incentive fees were incurred. For the nine months ended September 30, 2020, the Company incurred incentive fees of $303 thousand.

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

The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2021 and 2020 and amounts payable to the Company’s Manager as of September 30, 2021 and December 31, 2020 ($ in thousands):

	Incurred				Payable
	For the three months ended September 30,		For the nine months ended September 30,		As of
	2021	2020	2021	2020	September 30, 2021	December 31, 2020
Affiliate Payments
Management fees	$2,602	$1,847	$6,770	$5,468	$2,602	$1,854
Incentive fees	572	—	1,923	303	572	533
General and administrative expenses	773	802	2,313	2,890	773	762
Direct costs (1)	4	31	(3)	99	—	1
Total	$3,951	$2,680	$11,003	$8,760	$3,947	$3,150
_______________________________

(1)    For the three and nine months ended September 30, 2021 and 2020, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The

Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the total outstanding principal balance for co-investments held by the Company was $169.7 million and $45.1 million, respectively.

Loan Purchases From Affiliate

An affiliate of the Company’s Manager maintains a $200 million real estate debt warehouse investment vehicle (the “Ares Warehouse Vehicle”) that holds Ares Management originated commercial real estate loans, which are made available to purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase loans from the Ares Warehouse Vehicle. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company once the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by the Ares Warehouse Vehicle. In addition, from time to time, the Company may purchase loans, including participations in loans, from other Ares Management managed investment vehicles. Loans purchased by the Company from the Ares Warehouse Vehicle or other Ares Management managed investment vehicles are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors.

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

In July 2021, the Company purchased a $78.3 million pari-passu participation in a $227.1 million senior mortgage loan on a mixed use property located in New York from an Ares Management managed investment vehicle. At the July 2021 purchase date, the outstanding principal balance was $75.0 million, which is included within loans held for investment in the Company’s consolidated balance sheets.

In August 2021, the Company purchased an $85.0 million pari-passu note in a senior mortgage loan on an office property located in North Carolina from an Ares Management managed investment vehicle. At the August 2021 purchase date, the outstanding principal balance was $64.6 million, which is included within loans held for investment in the Company’s consolidated balance sheets.

In September 2021, the Company purchased a $26.0 million pari-passu participation in a $115.7 million senior mortgage loan on an office property located in Arizona from the Ares Warehouse Vehicle. At the September 2021 purchase date, the outstanding principal balance of the purchased participation was $17.4 million, which is included within loans held for investment in the Company’s consolidated balance sheets. At origination, the Arizona office senior mortgage loan was bifurcated between an $89.7 million senior participation, which was originated by the Company, and a $26.0 million senior participation, which was originated by the Ares Warehouse Vehicle.

15.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2021 and 2020 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
July 30, 2021	September 30, 2021	October 15, 2021	$0.35	(1)	$16,523
May 4, 2021	June 30, 2021	July 15, 2021	0.35	(1)	16,528
February 17, 2021	March 31, 2021	April 15, 2021	0.35	(1)	14,248
Total cash dividends declared for the nine months ended September 30, 2021			$1.05		$47,299

September 16, 2020	September 30, 2020	October 15, 2020	$0.33		$11,072
June 19, 2020	June 30, 2020	July 15, 2020	0.33		11,072
February 20, 2020	March 31, 2020	April 15, 2020	0.33		11,057
Total cash dividends declared for the nine months ended September 30, 2020			$0.99		$33,201
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

As of September 30, 2021, the FL3 Notes were collateralized by interests in a pool of 17 mortgage assets having a total principal balance of $509.6 million (the “FL3 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $47.4 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2020, the FL3 Notes were collateralized by interests in a pool of 15 mortgage assets having a total principal balance of approximately $550.6 million that were closed by a wholly-owned subsidiary of the Company and approximately $6.4 million of receivables related to repayments of outstanding principal on previous mortgage assets. On April 13, 2021, the FL3 Issuer and the FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024. During the reinvestment period, the Company may direct the FL3 Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the FL3 Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

As of September 30, 2021, the FL4 Notes were collateralized by interests in a pool of 21 mortgage assets having a total principal balance of approximately $626.0 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $0.3 million of receivables related to repayments of outstanding principal on current mortgage assets. During the period ending in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer may use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that meet certain acquisition criteria.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the three months ended September 30, 2021, the Company paid down $41.0 million of the FL4 Offered Notes.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of September 30, 2021, the Company’s maximum risk of loss was $238.2 million, which represents the carrying value of its investments in the CLO Securitizations.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2021, except as disclosed below.

On October 7, 2021, the Company originated a $23.1 million senior mortgage loan on a multifamily property located in Texas. At closing, the outstanding principal balance was approximately $21.9 million. The loan has a per annum interest rate of LIBOR plus 2.50%.

On October 19, 2021, the Company originated and fully funded a $6.7 million senior mortgage loan on an industrial property located in Tennessee. The loan has a per annum interest rate of LIBOR plus 5.50%.

On October 27, 2021, the Company originated and fully funded a $7.0 million senior mortgage loan on an industrial property located in Pennsylvania. The loan has a per annum interest rate of LIBOR plus 5.90%.

The Company’s Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the fourth quarter of 2021. The fourth quarter 2021 and supplemental cash dividends will be payable on January 19, 2022 to common stockholders of record as of December 31, 2021.

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

Developments During the Third Quarter of 2021:

•ACRE purchased a $78.3 million pari-passu participation in a $227.1 million senior mortgage loan on a mixed use property located in New York from an Ares Management managed investment vehicle.
•ACRE originated a $75.0 million senior mortgage loan on a residential condominium property located in Florida.
•ACRE originated an $81.0 million senior mortgage loan on an office property located in New York.
•ACRE purchased a $3.2 million senior mortgage loan on a self storage property located in Colorado from a third party.
•ACRE purchased an $8.6 million senior mortgage loan on a self storage property located in Arizona from a third party.
•ACRE purchased a $7.4 million senior mortgage loan on a self storage property located in Arizona from a third party.
•ACRE originated a $20.8 million senior mortgage loan on an industrial property located in Colorado.
•ACRE purchased an $85.0 million pari-passu note in a senior mortgage loan on an office property located in North Carolina from an Ares Management managed investment vehicle.
•ACRE originated a $1.3 million senior mortgage loan on an industrial property located in Georgia.
•ACRE originated a $3.0 million senior mortgage loan on an industrial property located in Pennsylvania.
•ACRE originated a $2.9 million senior mortgage loan on an industrial property located in Colorado.
•ACRE originated an $89.7 million pari-passu participation in a $115.7 million senior mortgage loan on an office property located in Arizona. Subsequent to the origination of the $89.7 million participation, ACRE purchased the remaining $26.0 million pari-passu participation from the Ares Warehouse Vehicle.
•ACRE originated a $2.7 million senior mortgage loan on an industrial property located in Arizona.

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

Loans Held for Investment Portfolio

As of September 30, 2021, our portfolio included 64 loans held for investment, excluding 108 loans that were repaid, sold or converted to real estate owned since inception. As of September 30, 2021, the aggregate originated commitment under these loans at closing was approximately $2.7 billion and outstanding principal was $2.4 billion. During the nine months ended September 30, 2021, we funded approximately $891.3 million of outstanding principal and received repayments of $340.4 million of outstanding principal. As of September 30, 2021, 94.8% of our loans have LIBOR floors, with a weighted average floor of 1.17%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of September 30, 2021, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2021 ($ in thousands):

	As of September 30, 2021
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,332,686	$2,345,569	5.6%	(2)	5.7%	(3)	1.4
Subordinated debt and preferred equity investments	30,813	31,511	15.3%	(2)	15.3%	(3)	2.3
Total loans held for investment portfolio	$2,363,499	$2,377,080	5.7%	(2)	5.8%	(3)	1.4
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2021 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of September 30, 2021 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2021).

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

RECENT DEVELOPMENTS

On October 7, 2021, we originated a $23.1 million senior mortgage loan on a multifamily property located in Texas. At closing, the outstanding principal balance was approximately $21.9 million. The loan has a per annum interest rate of LIBOR plus 2.50%.

On October 19, 2021, we originated and fully funded a $6.7 million senior mortgage loan on an industrial property located in Tennessee. The loan has a per annum interest rate of LIBOR plus 5.50%.

On October 27, 2021, we originated and fully funded a $7.0 million senior mortgage loan on an industrial property located in Pennsylvania. The loan has a per annum interest rate of LIBOR plus 5.90%.

Our Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the fourth quarter of 2021. The fourth quarter 2021 and supplemental cash dividends will be payable on January 19, 2022 to common stockholders of record as of December 31, 2021.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Total revenue	$27,204	$22,374	$71,958	$61,490
Total expenses	10,886	8,303	28,814	27,636
Provision for current expected credit losses	6,367	(1,048)	(756)	22,063
Realized losses on loans sold	—	4,008	—	4,008
Change in unrealized losses on loans held for sale	—	(3,998)	—	—
Income before income taxes	9,951	15,109	43,900	7,783
Income tax expense, including excise tax	—	181	593	350
Net income attributable to common stockholders	$9,951	$14,928	$43,307	$7,433

The following tables set forth select details of our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

Net Interest Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Interest income	$34,023	$30,626	$95,587	$91,908
Interest expense	(12,669)	(11,875)	(35,900)	(40,450)
Net interest margin	$21,354	$18,751	$59,687	$51,458

For the three months ended September 30, 2021 and 2020, net interest margin was approximately $21.4 million and $18.8 million, respectively. For the three months ended September 30, 2021 and 2020, interest income of $34.0 million and $30.6 million, respectively, was generated by weighted average earning assets of $2.3 billion and $1.8 billion, respectively, offset by $12.7 million and $11.9 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below and excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, Secured Borrowings and securitization debt (as defined below) were $1.7 billion for the three months ended September 30, 2021 and $1.5 billion for the three months ended September 30, 2020. The increase in net interest margin for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the three months ended September 30, 2021. In addition, in January 2021, we issued $540.5 million of securitization debt, a portion of the proceeds of which were used to pay down debt with a higher cost of funds than the issued securitization debt.

For the nine months ended September 30, 2021 and 2020, net interest margin was approximately $59.7 million and $51.5 million, respectively. For the nine months ended September 30, 2021 and 2020, interest income of $95.6 million and $91.9 million, respectively, was generated by weighted average earning assets of $2.1 billion and $1.9 billion, respectively, offset by $35.9 million and $40.5 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable (excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, Secured Borrowings and securitization debt were $1.6 billion for the nine months ended September 30, 2021 and $1.5 billion for the nine months ended September 30, 2020. The increase in net interest margin for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the nine months ended September 30, 2021. In addition, in January 2021, we issued $540.5 million of securitization debt, a portion of the proceeds of which were used to pay down debt with a higher cost of funds than the issued securitization debt.

Revenue From Real Estate Owned

    On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the three months ended September 30, 2021 and 2020, revenue from real estate owned was $5.9 million and $3.6 million, respectively. Revenues consist of room sales, food and beverage sales and other hotel revenues. The increase in revenue from real estate owned for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily due to the ongoing recovery from the impact of the COVID-19 pandemic as occupancy and overall revenue at the hotel property increased for the three months ended September 30, 2021. For the nine months ended September 30, 2021 and 2020, revenue from real estate owned was $12.3 million and $10.0 million, respectively. The increase in revenue from real estate owned for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily due to the ongoing recovery from the impact of the COVID-19 pandemic as occupancy and overall revenue at the hotel property increased for the nine months ended September 30, 2021.

Operating Expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Management and incentive fees to affiliate	$3,175	$1,847	$8,693	$5,771
Professional fees	480	639	1,880	2,202
General and administrative expenses	1,119	969	3,470	2,797
General and administrative expenses reimbursed to affiliate	773	802	2,313	2,890
Expenses from real estate owned	5,339	4,046	12,458	13,976
Total expenses	$10,886	$8,303	$28,814	$27,636

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the increase in operating expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and the cause of the increase in operating expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Related Party Expenses

For the three months ended September 30, 2021, related party expenses included $3.2 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $2.6 million in management fees and $0.6 million in incentive fees. For the three months ended September 30, 2021, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended September 30, 2020, related party expenses included $1.8 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2020. For the three months ended September 30, 2020, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily relates to an increase in our weighted average stockholders’ equity for the three months ended September 30, 2021 as a result of the public offering of 7,000,000 shares of our common stock in March 2021, which generated net proceeds of approximately $100.7 million, and the public offering of 6,500,000 shares of our common stock in June 2021, which generated net proceeds of approximately $101.6 million. The increase in incentive fees for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily relates to our Core Earnings (as defined below) for the twelve months ended September 30, 2021 exceeding the 8% minimum return by a higher margin than the twelve months ended September 30, 2020. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

For the nine months ended September 30, 2021, related party expenses included $8.7 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $6.8 million in management fees and $1.9 million in incentive fees. For the nine months ended September 30, 2021, related party expenses also included $2.3 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2020, related party expenses included $5.8 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $5.5 million in management fees and $0.3 million in incentive fees. For the nine months ended September 30, 2020, related party expenses also included $2.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily relates to an increase in our weighted average stockholders’ equity for the nine months ended September 30, 2021 as a result of the public offering of 7,000,000 shares of our common stock in March 2021, which generated net proceeds of approximately $100.7 million, and the public offering of 6,500,000 shares of our common stock in June 2021, which generated net proceeds of approximately $101.6 million. The increase in incentive fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily relates to our Core Earnings for the twelve months ended September 30, 2021 exceeding the 8% minimum return by a higher margin than the twelve months ended September 30, 2020. The decrease in allocable general and administrative expenses due to our Manager for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily relates to a decrease in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For the three months ended September 30, 2021 and 2020, professional fees were $0.5 million and $0.6 million, respectively. The decrease in professional fees for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily relates to a decrease in our use of third-party professionals due to changes in transaction activity year over year. For the three months ended September 30, 2021 and 2020, general and administrative expenses were $1.1 million and $1.0 million, respectively. The increase in general and administrative expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily relates to an increase in stock-based compensation expense due to new restricted stock and restricted stock unit grants awarded after September 30, 2020.

For the nine months ended September 30, 2021 and 2020, professional fees were $1.9 million and $2.2 million, respectively. The decrease in professional fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily relates to a decrease in our use of third-party professionals due to changes in transaction activity year over year. For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $3.5 million and $2.8 million, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily relates to an increase in stock-based compensation expense due to new restricted stock and restricted stock unit grants awarded after September 30, 2020.

    Expenses From Real Estate Owned

For the three and nine months ended September 30, 2021 and 2020, expenses from real estate owned was comprised of the following ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Hotel operating expenses	$4,694	$3,404	$10,539	$12,059
Interest expense on note payable	420	418	1,245	1,249
Depreciation expense	225	224	674	668
Expenses from real estate owned	$5,339	$4,046	$12,458	$13,976

For the three months ended September 30, 2021 and 2020, hotel operating expenses were $4.7 million and $3.4 million, respectively. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. The increase in hotel operating expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily due to the ongoing recovery from the impact of the COVID-19 pandemic as occupancy and overall expenses at the hotel property increased for the three months ended September 30, 2021. For both the three months ended September 30, 2021 and 2020, interest expense on our note payable was $0.4 million. For both the three months ended September 30, 2021 and 2020, depreciation expense was $0.2 million.

For the nine months ended September 30, 2021 and 2020, hotel operating expenses were $10.5 million and $12.1 million, respectively. The decrease in hotel operating expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily due to the nine months ended September 30, 2020 including two months of hotel operations that were not significantly impacted by the COVID-19 pandemic, which significantly reduced occupancy and forced us to implement plans to reduce overall operating expenses at the hotel property. For both the nine months ended September 30, 2021 and 2020, interest expense on our note payable was $1.2 million. For both the nine months ended September 30, 2021 and 2020, depreciation expense was $0.7 million.

Provision for Current Expected Credit Losses

For the three months ended September 30, 2021 and 2020, the provision for current expected credit losses was $6.4 million and $(1.0) million, respectively. The increase in the provision for current expected credit losses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily due to growth in the loan portfolio and other changes to the loan portfolio, partially offset by forecasted improvement in macroeconomic factors, shorter average remaining loan term and loan payoffs, during the three months ended September 30, 2021.

For the nine months ended September 30, 2021 and 2020, the provision for current expected credit losses was $(0.8) million and $22.1 million, respectively. The decrease in the provision for current expected credit losses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily due to forecasted improvement in macroeconomic factors during the nine months ended September 30, 2021.

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

As of November 2, 2021, we had approximately $62 million in liquidity including $3 million of unrestricted cash and $59 million of availability under secured funding agreements.

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

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	For the nine months ended September 30,
	2021	2020
Net income	$43,307	$7,433
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(13,027)	15,311
Net cash provided by (used in) operating activities	30,280	22,744
Net cash provided by (used in) investing activities	(575,079)	(105,263)
Net cash provided by (used in) financing activities	485,810	158,179
Change in cash and cash equivalents	$(58,989)	$75,660

During the nine months ended September 30, 2021 and 2020, cash and cash equivalents increased (decreased) by $(59.0) million and $75.7 million, respectively.

Operating Activities

For the nine months ended September 30, 2021 and 2020, net cash provided by operating activities totaled $30.3 million and $22.7 million, respectively. For the nine months ended September 30, 2021, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $0.8 million, accretion of deferred loan origination fees and costs of $6.0 million, amortization of deferred financing costs of $7.1 million and change in other assets of $16.7 million. For the nine months ended September 30, 2020, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $22.1 million, accretion of deferred loan origination fees and costs of $5.7 million, amortization of deferred financing costs of $4.9 million and change in other assets of $9.3 million.

Investing Activities

For the nine months ended September 30, 2021 and 2020, net cash used in investing activities totaled $575.1 million and $105.3 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment exceeding the cash received from principal repayment of loans held for investment for the nine months ended September 30, 2021.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities totaled $485.8 million and primarily related to proceeds from our Secured Funding Agreements of $611.5 million, proceeds from the issuance of debt of consolidated VIEs of $540.5 million and proceeds from the sale of our common stock of $202.7 million, partially offset by repayments of our Secured Funding Agreements of $711.1 million, repayments of our Notes Payable of $27.9 million, repayments of our Secured Term Loan of $50.0 million, repayments of debt of consolidated VIEs of $41.0 million and dividends paid of $41.9 million. For the nine months ended September 30, 2020, net cash provided by financing activities totaled $158.2 million and primarily related to proceeds from our Secured Funding Agreements of $466.8 million, proceeds from Secured Borrowings of $55.1 million and proceeds from the sale of our common stock of $73.2 million, partially offset by repayments of our Secured Funding Agreements of $404.2 million and dividends paid of $31.7 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	September 30, 2021					December 31, 2020
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$350,000	$281,150	LIBOR+1.50 to 2.75%	December 14, 2022	(1)	$350,000	$336,001	LIBOR+1.45 to 2.75%	December 14, 2022	(1)
Citibank Facility	325,000	147,982	LIBOR+1.50 to 2.25%	December 13, 2021	(2)	325,000	117,506	LIBOR+1.50 to 2.25%	December 13, 2021	(2)
CNB Facility	50,000	—	LIBOR+2.65%	March 10, 2022	(3)	50,000	50,000	LIBOR+2.65%	March 10, 2021	(3)
MetLife Facility	180,000	20,648	LIBOR+2.10 to 2.50%	August 13, 2022	(4)	180,000	104,124	LIBOR+2.10 to 2.50%	August 13, 2022	(4)
Morgan Stanley Facility	250,000	206,234	LIBOR+1.75 to 2.85%	January 16, 2023	(5)	150,000	147,921	LIBOR+1.75 to 2.85%	January 16, 2023	(5)
Subtotal	$1,155,000	$656,014				$1,055,000	$755,552

Notes Payable	$51,755	$48,250	LIBOR+3.00 to 3.75%	(6)		$84,155	$63,122	LIBOR+2.50 to 3.75%	(6)

Secured Term Loan	$60,000	$60,000	LIBOR+5.75%	December 22, 2021	(7)	$110,000	$110,000	LIBOR+5.00%	December 22, 2021	(7)
Total	$1,266,755	$764,264				$1,249,155	$928,674
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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of September 30, 2021, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of September 30, 2021, the carrying amount and outstanding principal of our CLO Securitizations was $940.1 million and $945.1 million, respectively. See Note 16 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitizations.

Secured Borrowings

As of September 30, 2021, the carrying amount and outstanding principal of our secured borrowings was $60.0 million and $60.2 million, respectively. See Note 7 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our secured borrowings.

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
    The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR as of September 30, 2021, (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of September 30, 2021 and (3) no changes in the notional amount of the interest rate swap and interest rate cap agreements entered into as of September 30, 2021 ($ in millions):

Change in 30-Day LIBOR	Increase/(Decrease) in Net Income
Up 100 basis points	$2.2
Up 50 basis points	$(0.1)
LIBOR at 0 basis points	$0.5
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

Inflation Risk

Virtually all of our assets and liabilities are sensitive to interest rates. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates but adverse changes in inflation or changes in inflation expectations can lead to lower returns on our investments than originally anticipated. In each case, in general, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2021, we were not subject to any material pending legal proceedings. If the COVID-19 pandemic continues and market conditions worsen, litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

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

The impact of the COVID-19 pandemic on our borrowers may reduce the availability of our liquidity sources, but our requirements for liquidity, future commitments to fund on our loans, make interest, principal and other payments pursuant to our financing obligations, including potential margin calls, likely will not be reduced. If we do not have funds available to meet our obligations, we will have to raise capital from alternative sources, which may be on unfavorable terms or may not be available to us due to the impacts of the COVID-19 pandemic. To the extent there is a resurgence of the COVID-19 pandemic, we may experience an adverse impact on our liquidity position and the execution of our business strategy.

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

The effects on our portfolio of loan investments described above may require us to increase the CECL Reserve in our consolidated balance sheets related to certain of our investments. Our loans held for investment are carried at cost, net of unamortized loan fees and origination costs, however, under the CECL methodology we adopted pursuant to Accounting Standards Update No. 2016-13, we are required to estimate expected credit losses on such loans using a range of historical experience adjusted for current and future conditions. Based on certain factors, our current estimate of expected credit losses has decreased from December 31, 2020 to September 30, 2021 and may continue to fluctuate as the impact of the COVID-19 pandemic develops and we receive additional collateral financial data.

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares Management’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc. Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £84,806 in annual revenues (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc prior to the Ares funds’ investment in Daisy.

Daisy has given notice of termination of the contracts to Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc. Following termination of the contracts, Daisy does not intend to engage in any further dealings or transactions with Melli Bank Plc, Persia International Bank Plc or Bank Saderat Plc.

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

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	November 3, 2021	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2021	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)