Form 10-K
period 2021-12-31
Ares Commercial Real Estate Corp
filed 2022-02-15
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, based on the closing price on that date of $14.63 on the New York Stock Exchange, was approximately $637,185,924. As of February 14, 2022, there were 47,222,067 shares of the registrant’s common stock outstanding.
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

The following description of the business of Ares Commercial Real Estate Corporation (“ACRE”) should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2021. We refer to ACRE together with our consolidated subsidiaries as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our “Manager” or “ACREM,” and the parent company of our Manager, Ares Management Corporation, together with its consolidated subsidiaries, as “Ares Management.”

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

Direct Origination

We generally source new investments through our Manager’s national direct origination platform consisting of five offices across the United States as of December 31, 2021.

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

Ares Commercial Real Estate Management LLC and Ares Management Corporation

We are externally managed by our Manager, a subsidiary of Ares Management, pursuant to the terms of the Management Agreement. As of December 31, 2021, Ares Management had over 2,100 employees located in over 40 offices in more than 15 countries. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares Management believes each of its distinct but complementary investment groups in Credit, Private Equity, Real Estate, Secondary Solutions and Strategic Initiatives is a market leader based on investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of the greater whole. Ares Management has advised us that it believes that its people and culture are the most critical strategic drivers of its success as a firm. Ares Management has also advised us that it believes creating a welcoming and inclusive work environment with opportunities for growth and development is essential to attracting and retaining a high-performance team, which is in turn necessary to drive differentiated outcomes. Ares Management believes that the unique culture, which centers upon values of collaboration, responsibility, entrepreneurialism, self-awareness and trustworthiness, makes it a preferred place for top talent at all levels to build a long-term career within the alternative asset management industry. Ares Management invests heavily in its human capital efforts, including (i) talent management, (ii) diversity, equity and inclusion, (iii) employee health and wellness, (iv) flexibility and (v) philanthropy.

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

OUR FINANCING STRATEGY

We intend to use prudent amounts of leverage to fund the origination or acquisition of our target investments. Subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we expect that our primary sources of financing will be, to the extent available to us, through (a) credit, secured funding and other lending facilities, (b) securitizations, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public or private offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us.

Given current market conditions and our focus on senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4.5-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve or another alternative interest index rate commonly used for floating rate loans.

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

As of December 31, 2021, we had $150.0 million outstanding under our $150.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). As of December 31, 2021, we had $51.1 million outstanding under two separate non-recourse note agreements with the lenders referred to therein (the “Notes Payable”). As of December 31, 2021, our outstanding balance under the Financing Agreements was $1.0 billion.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity And Capital Resources—Summary of Financing Agreements” included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2021.

Securitizations

In addition to Financing Agreements, we may also, to the extent available, securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitized portion of senior loans is reflected as securitization debt in our consolidated balance sheets. As of December 31, 2021, the outstanding balance of our CLO Securitizations (as defined below) was $864.8 million.

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

We formed a wholly-owned subsidiary, ACRC Lender W TRS LLC (“ACRC W TRS”), in December 2013 to issue and hold certain loans intended for sale. We formed another wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the non-investment grade notes and the preferred equity of ACRE Commercial Mortgage 2017-FL3 Ltd. (the “FL3 CLO Securitization”) and ACRE Commercial Mortgage 2021-FL4 Ltd. (the “FL4 CLO Securitization” and together with the FL3 CLO Securitization, the “CLO Securitizations”), including the portion that generates excess inclusion income. Additionally, we also formed a wholly-owned subsidiary, ACRC WM Tenant LLC (“ACRC WM”), in March 2019 in order to lease from an affiliate the hotel property classified as real estate owned, which was acquired on March 8, 2019. ACRC W TRS, FL3 TRS and ACRC WM filed elections seeking to be taxed as corporations and also filed elections, along with us, to be treated as taxable REIT subsidiaries (“TRS”). A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable United States federal, state, and local income tax on its taxable income. In addition, as a REIT, we may also be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis.

COMPETITION

Our net income depends, in part, on our ability to originate or acquire assets at favorable spreads over our borrowing costs. We operate in a competitive market for the origination and acquisition of attractive investment opportunities. We compete with other public or private REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, fund managers and other entities. In addition, there are numerous REITs with similar asset origination and acquisition objectives and others may be organized in the future. These other REITs may increase competition for the available supply of mortgage assets suitable for purchase and origination. Many of our competitors are significantly larger than we are and may have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the United States Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from registration under the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for originations of, and investments in, assets we target may lead to decreasing yields, which may further limit our ability to generate targeted returns.

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

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available on our website at www.arescre.com. The information on our website is not deemed incorporated by reference in this annual report on Form 10-K.

Item 1A.    Risk Factors

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that you should carefully consider before investing in our securities:

•The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations;
•We are subject to risks related to COVID-19;
•Difficult economic, political and market conditions could adversely affect our business, financial condition and results of operations;
•Our failure to remain qualified as a REIT would subject us to United States federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock;
•We are dependent upon certain key personnel of our Manager for our future success and upon their access to other Ares investment professionals;
•Our indebtedness may subject us to increased risk of loss and may reduce cash available for distribution;
•There are significant potential conflicts of interest that could impact our investment returns;
•We operate in a competitive market for investment opportunities and loan originations, and competition may limit our ability to originate or acquire assets on attractive terms;
•We are exposed to risks associated with changes in interest rates, including the transition away from LIBOR and the adoption of alternative reference rates;
•Our mezzanine loan assets involve greater risks of loss than senior loans secured by real properties, and investments in preferred equity involve a greater risk of loss than traditional debt financing;
•Our loans and investments expose us to risks associated with debt-oriented real estate investments generally;
•Our investments may be concentrated and could be subject to risk of default;
•The lack of liquidity in our investments may adversely affect our business;
•We will allocate our available capital without input from our stockholders;
•We are subject to various risks related to our ownership of certain real property, including hotel properties;
•We may experience a decline in the fair value of our assets;
•We have not established a minimum distribution payment level to our stockholders and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future;
•Maintenance of our exemption from registration under the 1940 Act imposes significant limits on our operations; and
•Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities.

RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

The COVID-19 pandemic has caused severe disruptions in the global economy, which have had, and may continue to have, a negative impact on our business and operations.

    The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. While several countries, as well as states in the United States, relaxed the public health restrictions throughout 2021 partly as a result of the introduction of vaccines, recurring COVID-19 outbreaks, including those caused by different virus variants, continue to lead to the re-introduction of certain restrictions in certain states in the United States and globally. Even after the COVID-19 pandemic subsides, the global economy including the U.S. is likely to continue to experience the lingering effects of the economic shock caused by COVID-19 containment measures including a prolonged recessionary environment in the United States, which could materially adversely affect our business and operations.

The COVID-19 pandemic has had a particularly adverse impact on industries whose properties serve as collateral for some of our portfolio of loan investments. Certain of our investments in loans collateralized by properties within other industries have also been significantly impacted by the COVID-19 pandemic. The inability of our borrowers’ tenants to pay rent on their leases, or our borrowers’ inability to re-lease space that becomes vacant, has adversely impacted the ability of certain of the borrowers to which we lend to continue to meet loan covenants or to make payments on their loans on a timely basis or at all.

The continued impact of the COVID-19 pandemic on our borrowers continues to pose the risk of reduced availability of liquidity sources, but our requirements for liquidity, future commitments to fund on our loans, make interest, principal and other payments pursuant to our financing obligations, including potential margin calls, likely will not be reduced. If we did not have funds available to meet our obligations, we would have to raise capital from alternative sources, which may be at unfavorable terms or may not be available to us due to the impacts of the COVID-19 pandemic. We are focused on preserving our liquidity in order to satisfy our cash requirements and we expect that our primary sources of enhancing our liquidity will be financing, to the extent available to us, public or private offerings of our equity or debt securities, asset sales and changes in our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or making dividends that are payable in cash and shares of our common stock for some period of time.

Provisions in our financing agreements require us to pay margin call provisions following the occurrence of certain mortgage loan credit events. To mitigate the risk of future margin calls, we proactively engaged in discussions with certain of our lenders in 2020 and to a lesser extent in 2021 to modify the terms of our borrowings on certain assets within these facilities, in order to, among other things, reduce the amounts we are borrowing against such assets and/or increase the borrowing spreads. However, there is no assurance that these measures will be sufficient to avoid margin calls. We may not have the funds available to satisfy such margin calls or repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our financing agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights, which could materially and adversely affect our financial condition and ability to implement our investment strategy. See “Risk Factors—The Financing Agreements and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt” included in this annual report on Form 10-K.

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

The effects on our portfolio of loan investments described above may require us to increase the current expected credit loss (“CECL”) reserve in our consolidated balance sheets (“CECL Reserve”) related to certain of our investments. Our loans held for investment are carried at cost, net of unamortized loan fees and origination costs, however, under the CECL methodology we adopted pursuant to Accounting Standards Update No. 2016-13, we are required to estimate expected credit losses on such loans using a range of historical experience adjusted for current and future conditions. Based on certain factors, our current estimate of expected credit losses has increased from January 1, 2021 to December 31, 2021 and may continue to fluctuate as the impact of the COVID-19 pandemic develops and we receive additional collateral financial data.

In response to the COVID-19 pandemic, Ares Management instituted a hybrid work from home arrangement to accommodate in-office and remote work. Such policy may lead to an extended period of remote working by our Manager’s and/or its affiliate’s employees, particularly in response to sharp increases in COVID-19 cases in our various geographies, which could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

Our board of directors may change our investment strategy or guidelines, financing strategy or leverage policies without stockholder consent.

Our board of directors may change our investment strategy or guidelines, financing strategy or leverage policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile than that of our current investment portfolio or of a portfolio comprised of our target investments. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this annual report on Form 10-K. These changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

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

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in response to the global financial crisis of 2008, as well as other factors such as technological and market changes. Many of these changes occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations, most of which are now in place. We expect that our business will remain subject to extensive regulation and supervision.

Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by legislators and by the Internal Revenue Service (the “IRS”) and the U.S. Treasury Department. At the end of 2021, the Build Back Better Act included proposals that, if adopted, would have changed the corporate statutory and effective tax rate. While there are no immediate prospects for the Build Back Better Act to become law, future tax acts tend to draw upon earlier proposals. We are unable to predict the content or timing of adoption of any such proposal. Previously, the Tax Cuts and Jobs Act of 2017 significantly changed U.S. tax law and tax rates. The Tax Cuts and Jobs Act also authorized the IRS to issue regulations with respect to the new provisions. We cannot predict how future tax proposals and changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us, our business, our stockholders or our borrowers in the long-term.

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

United States regulators have elected to implement substantially all of the Basel III standards adopted by the Basel Committee on Banking Supervision several years ago in response to various financial crises and the volatility of financial markets. As of 2019, financial institutions are required to fully comply with the Basel III standards, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.

In January 2018, United States regulators implemented rules requiring enhanced supplementary leverage ratio standards, which impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the United States. Implementation of the Basel III standards and adoption and implementation of the supplemental regulatory standards adopted by United States regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

In January 2016, the Basel Committee published its revised capital requirements for market risk, known as Fundamental Review of the Trading Book or FRTB, which are expected to generally result in higher global capital requirements for banks that could, in turn, reduce liquidity and increase financing and hedging costs. United States federal bank regulatory agencies have yet to issue a formal FRTB proposal, which suggests that the timeline for U.S. implementation will extend into 2024 or possibly later. The impact of FRTB will not be known until after any resulting rules are finalized and implemented by the United States federal bank regulatory agencies.

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

The elimination of LIBOR may adversely affect the value of our portfolio of the LIBOR‑indexed, floating‑rate debt securities or the cost of our borrowings.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the Federal Reserve Board and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. Finally, on March 5, 2021, the FCA announced that all LIBOR tenors will cease to be published or will no longer be representative after June 30, 2023. Following such announcement, on the same date, the IBA indicated that, as a result of not having access to input data necessary to calculate LIBOR tenors on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. As a result, we expect that any of our assets or liabilities with interest rates tied to LIBOR that extend beyond June 30, 2023 will need to be converted to a replacement rate. The United States Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large United States financial institutions, has recommended replacing United States dollar LIBOR with a new index calculated by short‑term repurchase agreements, backed by Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”) plus a recommended spread adjustment as LIBOR’s replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. As we have been converting certain of our LIBOR-based assets and liabilities to SOFR and have begun offering SOFR-based loans and obtaining leverage on such loans, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs on our debt or lower return on our investments, which could have a material adverse effect on our operating results. In addition, as a result of the lack of uniformity with respect to the calculation of SOFR-indexed liabilities, the terms of our current SOFR-indexed liabilities are not always consistent across our portfolio and do not always correlate with the terms of our SOFR-indexed assets. This disparity could result in operational risks as a result of calculating payments of liabilities and assets using multiple indices.

As of December 31, 2021, our loan portfolio included $1.9 billion of floating rate investments with fully extended maturities extending past June 30, 2023 for which the interest rate was tied to LIBOR. Additionally, we had $1.8 billion of floating rate debt with fully extended maturities extending past June 30, 2023 tied to LIBOR. Our loan agreements generally allow us to choose a new index based on our reasonable discretion if the current index is no longer available. The transition from LIBOR to SOFR or other alternative reference rates may adversely affect the market for LIBOR‑based loans, including our portfolio of LIBOR‑indexed, floating‑rate loans, or the cost of our borrowings, and could result in mismatches with the interest rate of investments that we are financing. Additionally, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR; however, we cannot reasonably estimate the impact of the transition at this time. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

Additionally, the phase-out or replacement of LIBOR may decrease the demand for floating-rate loans, which could adversely impact our business and financial condition. We may need to renegotiate the credit agreements extending beyond June 30, 2023 that utilize LIBOR as a factor in determining the interest rate and certain of our existing mortgage loans to replace LIBOR with SOFR or other alternative reference rates, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant replacement reference index. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

We are highly dependent on the information systems of Ares Management and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

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

We borrow funds under the Financing Agreements and the CLO Securitizations. As of December 31, 2021, we had approximately $1.0 billion of outstanding borrowings under the Financing Agreements and $864.8 million outstanding under the CLO Securitizations. Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

•we are not able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all; and

•as the holder of the subordinated classes of securitizations, we may be required to absorb losses.

Our CLO Securitizations contain certain senior note overcollateralization ratio tests and future securitizations may be subject to similar tests. The value of loans in our CLO Securitizations which are subject to default or are materially modified are reduced for the purposes of the senior note overcollateralization ratio in accordance with the indenture. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy the senior note overcollateralization ratio and we may incur significant losses. There can be no assurance that our leveraging strategy will be successful.

The Financing Agreements impose, and any additional lending facilities will impose, restrictive covenants and other restrictions.

We borrow funds under the Financing Agreements. The documents that govern the Financing Agreements and our securitizations contain, and any additional lending facilities would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities, make other restricted payments, impose asset concentration limits, impact our flexibility to determine our operating policies and investment strategies. For example, certain of the Financing Agreements contain negative covenants that limit, among other things, our ability to repurchase our common stock, distribute more than a certain amount of our net income to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect). Certain of the restrictive covenants that apply to the Financing Agreements are further described in Note 6 to our consolidated financial statements included in this annual report on Form 10-K. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration provisions and, with respect to collateralized debt, the posting of additional collateral, including cash to satisfy margin calls, and foreclosure rights upon default. Further, these restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

Monetary policy actions by the United States Federal Reserve, including a continuation of the historically low interest rate environment, could adversely impact our financial condition.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. After steadily increasing the target federal funds rate in 2018 and 2017, the Federal Reserve in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic, decreased the federal funds rate by an additional 150 basis point decrease to near 0.00% in 2020 and 2021. However, the Federal Reserve has indicated it expects to increase rates starting in 2022, in three one quarter point increases, and then in 2023 and 2024. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for CRE loans. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could adversely affect us.

Fluctuations in interest rates and credit spreads could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures relate to the yield on our investments and the financing cost of our debt as well as interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads may affect our net interest margin, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Fluctuations in interest rates and credit spreads resulting in our interest expense exceeding interest income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates.

To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR, SOFR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. Market credit spread over LIBOR or SOFR is affected similarly by changes in LIBOR or SOFR spreads. In a period of rising interest rates or widening credit spreads, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps or may be subject to a tighter credit spread and as a result may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates or tightening credit spreads, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and not compensate for such decrease in interest income or tightened credit spread. Additionally, the interest we are charged on our fixed rate debt would not change. Any such scenario could materially and adversely affect us.

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

We have utilized and, if available, we may utilize in the future non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, if and when they become available. Prior to any such financing, we may seek to finance these investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to originate or acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of securitizations. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and originate or acquire sufficient eligible assets for securitizations. In addition, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit non-recourse securitizations at any particular time or may make the issuance of any such securitizations less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default, as we may have utilized recourse facilities to finance such investments. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Moreover, we may also suffer losses if the value of the mortgage loans we originate declines prior to securitizations. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.

The securitization process is subject to an evolving regulatory environment that may affect certain aspects of our current business.

The pools of commercial loans that we may originate, securitize or acquire as asset-backed securities and for which we act as special servicer are structures commonly referred to as securitizations. As a result of the dislocation of the credit markets, and in anticipation of more extensive regulation, including regulations promulgated pursuant to the Dodd-Frank Act, the securitization industry crafted and continues to craft changes to securitization practices, including changes to representations and warranties in securitization transaction documents, new underwriting guidelines and disclosure guidelines. Pursuant to the Dodd-Frank Act, various federal agencies, including the SEC (collectively, “the agencies”) have promulgated regulations with respect to issues that affect securitizations. Pursuant to Regulation AB and other rules, issuers of registered asset-backed securities are subject to significant disclosure, review and reporting requirements. The SEC has indicated that extended disclosure requirements similar to those applicable to registered offerings remain under consideration with respect to private offerings of asset-backed securities. In addition, pursuant to rules adopted by the agencies, securitizers in both public and private securitization transactions are required to retain at least 5% of the risk associated with the securities, subject to certain exceptions, which we are subject to in our securitizations. These regulations, and other proposed regulations affecting securitization, could alter the structure of securitizations in the future, pose additional risks to our participation in future securitizations or reduce or eliminate the economic incentives for participating in future securitizations, increase the costs associated with our origination, securitization or acquisition activities, or otherwise increase the risks or costs of our doing business.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy will involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. Any such economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

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

We regularly measure our exposure to interest rate risk and assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not we should enter into hedging transactions and derivative financial instruments, such as forward sale commitments and interest rate floors in order to mitigate our exposure to changes in interest rates. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into or may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our investments. In addition, interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

We may use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes, currency fluctuations and market volatility. These hedging instruments could include interest rate swaps, interest rate futures and options on interest rate futures, each of which is considered a “swap” under CFTC rules. We submitted a claim for relief from any registration requirements pursuant to a no-action letter issued by the CFTC for mortgage REITs. In order to qualify for relief from registration, we are restricted to using swaps within certain specific parameters, including a limitation that our annual income derived from commodity interest trading be less than 5% of our gross annual income and that the initial margin and premiums required to establish commodity interest positions be no more than 5% of the fair market value of our total assets. If we fail to comply with the applicable restrictions, our directors may be compelled to register as CPOs, or we may be required to seek other hedging instruments or techniques at increased cost to us, or that may not be as effective as the use of swaps.

RISKS RELATED TO OUR INVESTMENTS

We will allocate our available capital without input from our stockholders.

You will not be able to evaluate the manner in which our available capital is invested or the economic merit of our expected investments. As a result, we may use our available capital to make investments with which you may not agree. Additionally, our investments will be selected by our Manager and our stockholders will not have input into such investment decisions. Both of these factors will increase the uncertainty, and thus the risk, of investing in our securities. The failure of our Manager to apply this capital effectively or find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders, and could cause the value of our common stock to decline.

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

As of December 31, 2021 and 2020, our portfolio totaled 72 and 50 loans held for investment, respectively. The number of loans in which we are invested may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

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

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. For example, the COVID-19 pandemic has had a particularly adverse impact on certain industries whose properties serve as collateral for some of our portfolio of loan investments. Certain of our investments in loans collateralized by properties within other industries have also been significantly impacted by the COVID-19 pandemic. The inability of our borrowers’ tenants to pay rent on their leases or our borrowers’ inability to re-lease space that becomes vacant, may adversely impact the ability of the borrowers to which we lend to continue to meet loan covenants or to make payments on their loans on a timely basis or at all. Consequently, our investment model may be adversely affected by prolonged economic downturns or recessions where declining real estate values would likely reduce the level of new mortgage and other real estate-related loan originations, since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

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

If any of these or similar events occur, it may reduce our return from an affected property or investment and services and reduce or eliminate our ability to pay dividends to our stockholders.

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

•unforeseen events beyond our control, such as terrorist attacks, cyber-attacks, travel-related health concerns including pandemics and epidemics (such as COVID-19), political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

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

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. Borrowers may seek to make prepayments as a result of LIBOR or other interest rate floors in our loans which could result in higher interest expense. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate CRE loans, we expect borrowers will prepay at a projected rate generating an expected yield. When borrowers prepay their loans faster than expected, the corresponding prepayments on the CRE loans may reduce the expected yield on such loans. If prepayment rates decrease in a rising interest rate environment, borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. This could have a negative impact on our results of operations. In some situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Risks of cost overruns and non-completion of renovation of the properties underlying short term senior loans on properties in transition may result in significant losses.

The renovation, refurbishment or expansion by a borrower under a mortgaged property involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

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

A decline in the fair market value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under generally accepted accounting principles (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we will record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to our stockholders could be materially and adversely affected.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which went into effect for us on January 1, 2020. The standard replaced the incurred loss impairment methodology pursuant to GAAP with a methodology that reflects CECL and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs from the incurred loss impairment methodology pursuant to GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the CECL model affects how we determine our allowance for loan losses and requires us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model creates more volatility in the level of our allowance for loan losses. The increase to our level of allowance for loan losses may affect our business, financial condition and results of operations. The CECL model required us to recognize a one-time cumulative adjustment to retained earnings as of the beginning of the first reporting period in which the guidance became effective, which impacted our book value per diluted share of common stock in the first quarter of 2020.
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

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism, acts of war or damage as a result of climate change-related events, also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property and the value of our investment related to such property.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “ACRE.” Recently, the global capital and credit markets have experienced increased volatility. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

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

As of December 31, 2021 and 2020, we had 47,144,058 and 33,442,332 shares of common stock outstanding, respectively.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

We issue additional restricted common stock and other equity-based awards under our Amended and Restated 2012 Equity Incentive Plan. We may continue to issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. In 2021, we conducted two registered underwritten offerings where we sold a total of 13.5 million shares. We have also accessed liquidity through our “At the Market Stock Offering Program” which was established in November 2019 pursuant to which we may sell, from time to time, up to $100.0 million of shares of our common stock. During the year ended December 31, 2021, we sold 137,237 shares under the program. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests in us.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

In order to qualify as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements. We currently satisfy and intend to continue to satisfy the distribution requirement through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders

•our ability to make profitable investments;

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

We make and intend to continue to make regular quarterly distributions to holders of our common stock. The regular quarterly cash distributions we pay are intended to be principally sourced by cash flow from operating activities. However, there can be no assurance that our net income or cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as from offering proceeds, borrowings and asset sales, to fund portions of our future distributions. Our distributions for the years ended December 31, 2021, 2020 and 2019 exceeded our cash flow from operating activities. Our distributions for the years ended December 31, 2020 and 2019 exceeded our net income.

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

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of our Management Agreement expires on May 1, 2022, with automatic one-year term renewals thereafter. However, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

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

The current term of our Management Agreement expires on May 1, 2022. Thereafter, the Management Agreement automatically renews for one-year terms unless terminated upon 180 days’ written notice prior to the expiration of the then current term in accordance with its terms. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our investment strategy.

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

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is defined in our Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For the years ended December 31, 2021, 2020 and 2019, $2.8 million, $0.8 million and $1.1 million of incentive fees were incurred, respectively. In evaluating investments and other management strategies, the opportunity to earn incentive fees based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

Our Manager is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the United States Government and regulators to increase the rules and regulations governing, and oversight of, the United States financial system. This activity resulted in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect our Manager’s ability to manage our business. Our Manager must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential and actual conflicts of interest. Our Manager has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

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

Furthermore, any REIT in which we invest directly or indirectly, including the REIT through which we own our interest in the CLO Securitizations, ACRE 2017-FL3 Holder REIT LLC (“FL3 REIT”), is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to United States federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT could cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset or income tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of certain statutory relief provisions. Failure to meet the senior note overcollateralization tests for our CLO Securitizations and any resulting failure to receive payments from the CLO Securitizations may be detrimental in the FL3 REIT’s ability to qualify as a REIT.

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

In order to maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements as a REIT. We will be subject to United States federal income tax on our undistributed REIT taxable income and net capital gain at corporate rates and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could inhibit our ability to finance our growth and cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we have made and intend to continue to make distributions sufficient to meet the annual distribution requirements and to avoid United States federal income taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

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

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to accrue and recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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
Our CLO securitizations resulted in the creation of a TMP for federal income tax purposes. Future securitizations by us or our consolidated subsidiaries could result in the creation of additional TMPs for United States federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-United States stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company (“RIC”), common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC or other pass through entity owning our common stock in record name will be subject to tax at the highest United States federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. The manner in which excess inclusion income is calculated is not clear under current law. As required by IRS guidance, we intend to make such determinations based on what we believe to be a reasonable method. However, there can be no assurance that the IRS will not challenge our method of making any such determinations. If the IRS were to disagree with any such determinations made or with the method used by us, the amount of any excess inclusion income required to be taken into account by one or more stockholders, including tax-exempt stockholders, non-United States stockholders and stockholders with net operating losses, could be significantly increased. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for United States federal income tax purposes that could not be included in any consolidated United States federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements as a REIT. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for a significant percentage of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for United States federal income tax purposes. As a result, United States stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, United States stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a United States stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-United States stockholders, we may be required to withhold United States tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

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

The Chinese capital markets have experienced periods of instability over the past several years and, more recently, market uncertainty and volatility have been magnified as a result of uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, as well as rising trade tensions between the United States and China and hostilities between the United States and Iran.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our borrowers. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our borrowers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our Manager’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our borrowers’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third party service providers, and the information systems of our borrowers. Ares Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

We risk damage to our brand and reputation if we or affiliates of our Manager fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, the SEC has announced that it is working on proposals for mandatory disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. However, any additional mandatory disclosure or regulation related to ESG may adversely affect our business.

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

In 2019, we acquired legal title to a hotel property located in New York through a deed in lieu of foreclosure. Prior to our acquisition, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned.

Item 3. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2021, we were not subject to any material pending legal proceedings. If the COVID-19 pandemic continues and market conditions worsen, litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

COMMON STOCK

Our common stock is listed for trading on the NYSE under the symbol “ACRE.” On February 14, 2022, the closing price of our common stock, as reported on the NYSE, was $14.10 per share.

HOLDERS

As of February 14, 2022, there were 136 holders of record of our common stock, including Cede & Co, which holds shares as nominee for the Depository Trust Company, which itself holds shares on behalf of the beneficial owners of shares of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

DISTRIBUTION POLICY

We elected to be taxed as a REIT for United States federal income tax purposes and, as such, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. This 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. For the year ended December 31, 2021, we plan to satisfy the REIT distribution requirement in part with dividends paid in 2022. For the year ended December 31, 2020, we elected to satisfy the REIT distribution requirement in part with dividends paid in 2021. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. For the years ended December 31, 2021, 2020 and 2019, we accrued an excise tax of $272 thousand, $369 thousand and $302 thousand, respectively. Excise tax payable is included in the line item “Other liabilities” in the consolidated balance sheets included in this annual report on Form 10-K. Excise tax expense is included in the line item “Income tax expense, including excise tax” in the consolidated statements of operations included in this annual report on Form 10-K.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUERS PURCHASES OF EQUITY SECURITIES

None.

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Ares Commercial Real Estate Corp.
S&P 500 Index
SNL US Finance REIT Index

_______________________________________________________________________________

SOURCE:    Bloomberg
NOTES:    Assumes $100 invested on December 31, 2016 in ACRE, the S&P 500 Index and the SNL US Finance REIT Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

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

Below are significant developments during the year ended December 31, 2021 presented by quarter:

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
•ACRE Commercial Mortgage 2021-FL4 Ltd. (the “FL4 Issuer”) and ACRE Commercial Mortgage 2021-FL4 LLC, both wholly owned indirect subsidiaries of ACRE, issued approximately $603.0 million principal balance secured floating rate notes and $64.3 million of preferred equity in the FL4 Issuer. ACRE retained (through one of its wholly owned subsidiaries) approximately $62.5 million of the FL4 CLO Securitization.
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
•ACRE entered into an underwriting agreement (the “March 2021 Underwriting Agreement”) in which ACRE agreed to sell an aggregate of 7,000,000 shares of ACRE’s common stock, par value $0.01 per share. The public offering generated net proceeds of approximately $100.7 million, after deducting transaction expenses.

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
•ACRE entered into an underwriting agreement (the “June 2021 Underwriting Agreement”) in which ACRE agreed to sell an aggregate of 6,500,000 shares of ACRE’s common stock, par value $0.01 per share. The public offering generated net proceeds of approximately $101.6 million, after deducting transaction expenses.

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

Developments During the Fourth Quarter of 2021:

•ACRE originated a $23.1 million senior mortgage loan on a multifamily property located in Texas.
•ACRE originated a $6.7 million senior mortgage loan on an industrial property located in Tennessee.
•ACRE originated a $7.0 million senior mortgage loan on an industrial property located in Pennsylvania.
•ACRE originated a $9.5 million senior mortgage loan on an industrial property located in Florida.
•ACRE purchased a $9.0 million senior mortgage loan on a self storage property located in Missouri from a third party.
•ACRE purchased a $10.2 million senior mortgage loan on a self storage property located in Washington from a third party.
•ACRE purchased a $12.2 million senior mortgage loan on a self storage property located in Maryland from a third party.
•ACRE purchased a $12.5 million senior mortgage loan on a self storage property located in Maryland from a third party.
•ACRE purchased a $12.8 million senior mortgage loan on a self storage property located in Pennsylvania from a third party.
•ACRE originated a $10.4 million senior mortgage loan on an industrial property located in Texas.
•ACRE originated a $31.7 million senior mortgage loan on a multifamily property located in California.
•ACRE originated a $68.8 million senior mortgage loan on a multifamily property located in Texas.
•ACRE purchased a $67.0 million senior mortgage loan on a multifamily property and office property located in South Carolina from the Ares Warehouse Vehicle.
•ACRE purchased a $23.1 million senior mortgage loan on a multifamily property located in Washington from the Ares Warehouse Vehicle.
•ACRE purchased a $30.9 million senior mortgage loan on an industrial property located in Texas from the Ares Warehouse Vehicle.

•ACRE purchased a $25.5 million senior mortgage loan on an industrial property located in Florida from the Ares Warehouse Vehicle.
•ACRE upsized an existing senior mortgage loan by $5.1 million on an industrial property located in Pennsylvania.
•ACRE entered into a Purchase and Sale Agreement to sell the hotel property that is recognized as real estate owned in its consolidated balance sheets to a third party for $40.0 million and the sale is expected to close in the first quarter of 2022.
•ACRE elected to increase the maximum commitment for the Wells Fargo Facility from $350.0 million to $450.0 million.
•ACRE amended the CNB Facility to, among other things, (1) increase the commitment amount from $50.0 million to $75.0 million and (2) update the interest rate on advances under the CNB Facility to a per annum rate equal to the sum of, at the Company’s option, either (a) Daily Simple SOFR (with a 0.35% floor) plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or Daily Simple SOFR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%.
•ACRE amended the Secured Term Loan to, among other things, (1) increase the commitment amount from $60.0 million to $150.0 million, (2) extend the maturity date of the Secured Term Loan to November 12, 2026 and (3) update the interest rate on advances under the Secured Term Loan to the following fixed rates: (i) 4.50% per annum until May 12, 2025, (ii) after May 12, 2025 through November 12, 2025, the interest rate increases 0.125% every three months and (iii) after November 12, 2025 through November 12, 2026, the interest rate increases 0.250% every three months.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. We may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, as of December 31, 2021, all loans held for investment were paying in accordance with their contractual terms. As of December 31, 2020, all loans were paying in accordance with their contractual terms. As of December 31, 2021, the Company had two loans held for investment on non-accrual status with a carrying value of $45.0 million. As of December 31, 2020, the Company had three loans held for investment on non-accrual status with a carrying value of $67.1 million.

Loan balances that are deemed to be uncollectible are written off as a realized loss and are deducted from the current expected credit loss reserve. The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment. There were no write-offs during the years ended December 31, 2021, 2020 and 2019.

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

Loans Held for Investment Portfolio

As of December 31, 2021, our portfolio included 72 loans held for investment, excluding 116 loans that were repaid, sold or converted to real estate owned since inception. As of December 31, 2021, the aggregate originated commitment under these loans at closing was approximately $2.8 billion and outstanding principal was $2.4 billion. During the year ended December 31, 2021, we funded approximately $1.3 billion of outstanding principal and received repayments of $657.2 million of outstanding principal. As of December 31, 2021, 93.1% of our loans have LIBOR floors, with a weighted average floor of 1.10%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, as of December 31, 2021, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2021 ($ in thousands):

	As of December 31, 2021
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,397,655	$2,411,718	5.3%	(2)	5.4%	(3)	1.5
Subordinated debt and preferred equity investments	16,728	17,394	13.7%	(2)	13.7%	(3)	4.0
Total loans held for investment portfolio	$2,414,383	$2,429,112	5.4%	(2)	5.5%	(3)	1.6
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2021 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of December 31, 2021 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2021).

Critical Accounting Estimates

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

RECENT DEVELOPMENTS

On January 13, 2022, we amended the Citibank Facility (as defined herein) to, among other things, extend the initial maturity date and funding availability period to January 13, 2025, subject to two 12-month extensions, each of which may be exercised at our option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027. The amendment also modified the interest rate provisions in the Citibank Facility such that advances under the Citibank Facility in connection with new loans pledged to the Citibank Facility will utilize term SOFR or a SOFR average, at the election of ACRE.

On February 10, 2022, ACRC Lender C LLC (“ACRC Lender C”), a subsidiary of ACRE and ACRE, as guarantor, entered into a second amendment to the Second Amended and Restated Substitute Guaranty related to the Citibank Facility. The purpose of the amendment is to, among other things, (i) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (ii) remove the guarantor’s financial covenant that limited recourse indebtedness.

On February 10, 2022, ACRC Lender MS LLC (“ACRC Lender MS”), a subsidiary of ACRE and ACRE, as guarantor, entered into an amendment to the Guaranty and Indemnity related to the Morgan Stanley Facility (as defined herein). The purpose of the amendment is to, among other things, (i) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (ii) remove the guarantor’s financial covenant that limited recourse indebtedness.

On February 10, 2022, ACRE, as guarantor, entered into a second amendment to the Guaranty related to the MetLife Facility (as defined herein). The purpose of the amendment is to, among other things, (i) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (ii) remove the guarantor’s financial covenant that limited recourse indebtedness.

On February 10, 2022, ACRC Lender W LLC and ACRC Lender W TRS (collectively, “ACRC Lender W”), each a subsidiary of ACRE, and ACRE, as guarantor, entered into (i) the Third Amended and Restated Master Repurchase and Securities Contract and (ii) the Second Amended and Restated Guarantee, each with Wells Fargo Bank, National Association (“Wells Fargo”). The purpose of the amendments are to, among other things, (a) modify the interest rate provisions in the Wells Fargo Facility such that financings under the Wells Fargo Facility (as defined herein) in connection with new loans pledged to the Wells Fargo Facility will utilize term SOFR or a SOFR average, as agreed between ACRC Lender W and Wells Fargo, (b) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (c) remove the guarantor’s financial covenant that limited recourse indebtedness.

On February 14, 2022, we originated and fully funded a $5.9 million senior mortgage loan on an industrial property located in Florida. The loan has a per annum interest rate of LIBOR plus 5.90%.

On February 14, 2022, we originated and fully funded a $4.7 million senior mortgage loan on an industrial property located in Florida. The loan has a per annum interest rate of LIBOR plus 5.75%.

Our Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the first quarter of 2022. The first quarter 2022 and supplemental cash dividends will be payable on April 14, 2022 to common stockholders of record as of March 31, 2022.

RESULTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2021 and 2020 ($ in thousands):

	For the years ended December 31,
	2021	2020
Total revenue	$102,069	$82,696
Total expenses	40,877	36,311
Provision for current expected credit losses	10	20,185
Realized losses on loans sold	—	4,008
Income before income taxes	61,182	22,192
Income tax expense, including excise tax	722	352
Net income attributable to common stockholders	$60,460	$21,840

The following tables set forth select details of our consolidated results of operations for the years ended December 31, 2021 and 2020 ($ in thousands):

Net Interest Margin

	For the years ended December 31,
	2021	2020
Interest income	$133,631	$121,052
Interest expense	(50,080)	(51,949)
Net interest margin	$83,551	$69,103

For the years ended December 31, 2021 and 2020, net interest margin was approximately $83.6 million and $69.1 million, respectively. For the years ended December 31, 2021 and 2020, interest income of $133.6 million and $121.1 million, respectively, was generated by weighted average earning assets of $2.2 billion and $1.8 billion, respectively, offset by $50.1 million and $51.9 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below and excluding the Note Payable on the hotel property that is recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, Secured Borrowings and securitization debt (as defined below) were $1.6 billion for the year ended December 31, 2021 and $1.5 billion for the year ended December 31, 2020. The increase in net interest margin for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the year ended December 31, 2021. In addition, in January 2021, we issued $540.5 million of securitization debt, a portion of the proceeds of which were used to pay down debt with a higher cost of funds than the issued securitization debt.

Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the years ended December 31, 2021 and 2020, revenue from real estate owned was $18.5 million and $13.6 million, respectively. Revenues consist of room sales, food and beverage sales and other hotel revenues. The increase in revenue from real estate owned for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due to the ongoing recovery from the impact of the COVID-19 pandemic as occupancy and overall revenue at the hotel property increased for the year ended December 31, 2021.

Operating Expenses

	For the years ended December 31,
	2021	2020
Management and incentive fees to affiliate	$12,136	$8,159
Professional fees	2,436	2,640
General and administrative expenses	4,741	3,732
General and administrative expenses reimbursed to affiliate	3,016	3,653
Expenses from real estate owned	18,548	18,127
Total expenses	$40,877	$36,311

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the increase in operating expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Related Party Expenses

For the year ended December 31, 2021, related party expenses included $12.1 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $9.4 million in management fees and $2.8 million in incentive fees. For the year ended December 31, 2021, related party expenses also included $3.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2020, related party expenses included $8.2 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $7.3 million in management fees and $0.8 million in incentive fees. For the year ended December 31, 2020, related party expenses also included $3.7 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily relates to an increase in our weighted average stockholders’ equity for the year ended December 31, 2021 as a result of the public offering of 7,000,000 shares of our common stock in March 2021, which generated net proceeds of approximately $100.7 million, and the public offering of 6,500,000 shares of our common stock in June 2021, which generated net proceeds of approximately $101.6 million. The increase in incentive fees for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily relates to our Core Earnings for the twelve months ended December 31, 2021 exceeding the 8% minimum return by a higher margin than the twelve months ended December 31, 2020. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. The decrease in allocable general and administrative expenses due to our Manager for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily relates to a decrease in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For the years ended December 31, 2021 and 2020, professional fees were $2.4 million and $2.6 million, respectively. The decrease in professional fees for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily relates to a decrease in our use of third-party professionals due to changes in transaction activity year over year. For the years ended December 31, 2021 and 2020, general and administrative expenses were $4.7 million and $3.7 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily relates to an increase in stock-based compensation expense due to new restricted stock and restricted stock unit grants awarded after December 31, 2020.

    Expenses From Real Estate Owned

For the years ended December 31, 2021 and 2020, expenses from real estate owned was comprised of the following ($ in thousands):

	For the years ended December 31,
	2021	2020
Hotel operating expenses	$16,058	$15,567
Interest expense on note payable	1,665	1,668
Depreciation expense	825	892
Expenses from real estate owned	$18,548	$18,127

For the years ended December 31, 2021 and 2020, hotel operating expenses were $16.1 million and $15.6 million, respectively. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. The increase in hotel operating expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due to the ongoing recovery from the impact of the COVID-19 pandemic as occupancy and overall expenses at the hotel property increased for the year ended December 31, 2021. Hotel operating expenses for the year ended December 31, 2020 were significantly impacted by the COVID-19 pandemic, which significantly reduced occupancy and forced us to implement plans to reduce overall operating expenses at the hotel property. For both the years ended December 31, 2021 and 2020, interest expense on our note payable was $1.7 million. For the years ended December 31, 2021 and 2020, depreciation expense was $0.8 million and $0.9 million, respectively.

Provision for Current Expected Credit Losses

For the years ended December 31, 2021 and 2020, the provision for current expected credit losses was $10 thousand and $20.2 million, respectively. The decrease in the provision for current expected credit losses for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due to forecasted improvement in macroeconomic factors, shorter average remaining loan term and loan payoffs, partially offset by growth in the loan portfolio and other changes to the loan portfolio during the year ended December 31, 2021.

The CECL Reserve takes into consideration our estimates relating to the macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on our loans held for investment. Additionally, the CECL Reserve is not an indicator of what we expect our CECL Reserve would have been absent the current and potential future impacts of the COVID-19 pandemic.

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

For the years ended December 31, 2020 and 2019

The comparison of the fiscal years ended December 31, 2020 and 2019 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2020 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Our primary sources of cash generally consist of unused borrowing capacity under our Secured Funding Agreements, the net proceeds of future equity offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating activities. Principal repayments from mortgage loans in securitizations where we retain the subordinate securities are applied sequentially, first used to pay down the senior notes, and accordingly, we will not receive any proceeds from repayment of loans in the securitizations until all senior notes are repaid in full.

We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. Due to the impact of the COVID-19 pandemic, in 2020 and to a lesser extent in 2021, we experienced borrowers unable to pay interest and principal payments timely, including at the maturity date of the borrower’s loan. Our Secured Funding Agreements contains margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. Given the impact of the COVID-19 pandemic on the real estate industry and the potential impact on our borrowers, to mitigate the risk of future margin calls we proactively engaged in discussions with certain of our lenders in 2020 and to a lesser extent in 2021 to modify the terms of our borrowings on certain assets within these facilities, in order to, among other things, reduce the amounts we are borrowing against such assets and/or increase the borrowing spreads. As a result of the ongoing risks of COVID-19, there is no guarantee that borrowers will be able to pay interest and principal payments timely. We may not receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

Subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we expect that our primary sources of enhancing our liquidity will be financing, to the extent available to us, through credit, secured funding and other lending facilities, other sources of private financing, including warehouse and repurchase facilities, and public or private offerings of our equity or debt securities. On July 19, 2019, we filed a registration statement on Form S-3 with the SEC, which became effective on August 2, 2019, in order to permit us to offer, from time to time, in one or more offerings or series of offerings up to $1.25 billion of our common stock, preferred stock, debt securities, subscription rights to purchase shares of our common stock, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, or units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We also have and may continue to access liquidity through our “At the Market Stock Offering Program” which was established in November 2019 pursuant to which we may sell, from time to time, up to $100.0 million of shares of our common stock. Furthermore, we have sold, and may continue to sell certain of our mortgage loans, or interests therein, in order to manage liquidity needs. Subject to maintaining our qualification as a REIT, we may also change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or making dividends that are payable in cash and shares of our common stock for some period of time. We are also able to access additional liquidity through the (i) reinvestment provisions in our FL3 CLO Securitization, which allows us to replace mortgage assets in our FL3 CLO Securitization which have repaid and (ii) future funding acquisition provisions in our CLO Securitizations, which allows us to use mortgage asset repayment funds to acquire additional funded pari-passu participations related to the mortgage assets then-remaining in our FL4 CLO Securitization; each subject to the satisfaction of certain reinvestment or acquisition conditions, which may include receipt of a Rating Agency Confirmation and investor approval. There can be no assurance that the conditions for reinvestment or acquisition will be satisfied and whether our CLO Securitizations will acquire any additional mortgage assets or funded pari-passu participations. In addition, our CLO Securitizations contain certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the CLO Securitizations if these tests were met.

Ares Management or one of its investment vehicles, including the Ares Warehouse Vehicle, may originate mortgage loans. We have had and may continue to have the opportunity to purchase such loans that are determined by our Manager in good faith to be appropriate for us, depending on our available liquidity. Ares Management or one of its investment vehicles may also acquire mortgage loans from us.

As of February 14, 2022, we had approximately $189 million in liquidity including $114 million of unrestricted cash and $75 million of availability under secured funding agreements.

At the Market Stock Offering Program

On November 22, 2019, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the year ended December 31, 2021, we sold an aggregate of 137,237 shares of our common stock under the Equity Distribution Agreement at an average price of $15.68 per share. The sales generated net proceeds of approximately $2.1 million.

Equity Offerings

On March 15, 2021, we entered into the March 2021 Underwriting Agreement, by and among us, ACREM, and Wells Fargo Securities, LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters listed therein (collectively, the “March 2021 Underwriters”). Pursuant to the terms of the March 2021 Underwriting Agreement, we agreed to sell, and the March 2021 Underwriters agreed to purchase, subject to the terms and conditions set forth in the March 2021 Underwriting Agreement, an aggregate of 7,000,000 shares of our common stock, par value $0.01 per share. The public offering closed on March 18, 2021 and generated net proceeds of approximately $100.7 million, after deducting transaction expenses. We used the net proceeds from the public offering to repay indebtedness and to invest in mortgage loans and other target assets and investments consistent with our investment strategies and investment guidelines.

On June 17, 2021, we entered into the June 2021 Underwriting Agreement, by and among us, ACREM, and Wells Fargo Securities, LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters listed therein (collectively, the “June 2021 Underwriters”). Pursuant to the terms of the June 2021 Underwriting Agreement, we agreed to sell, and the June 2021 Underwriters agreed to purchase, subject to the terms and conditions set forth in the June 2021 Underwriting Agreement, an aggregate of 6,500,000 shares of the Company’s common stock, par value $0.01 per share. The public offering closed on June 22, 2021 and generated net proceeds of approximately $101.6 million, after deducting transaction expenses. We used the net proceeds from the public offering to repay indebtedness and to invest in mortgage loans and other target assets and investments consistent with our investment strategies and investment guidelines.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2021 and 2020 ($ in thousands):

	For the years ended December 31,
	2021	2020
Net income	$60,460	$21,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(12,110)	9,922
Net cash provided by (used in) operating activities	48,350	31,762
Net cash provided by (used in) investing activities	(699,685)	(81,867)
Net cash provided by (used in) financing activities	627,174	119,246
Change in cash and cash equivalents	$(24,161)	$69,141

During the years ended December 31, 2021 and 2020, cash and cash equivalents increased (decreased) by $(24.2) million and $69.1 million, respectively.

Operating Activities

For the years ended December 31, 2021 and 2020, net cash provided by operating activities totaled $48.4 million and $31.8 million, respectively. For the year ended December 31, 2021, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $10 thousand, accretion of deferred loan origination fees and costs of $8.4 million, amortization of deferred financing costs of $9.9 million and change in other assets of $18.5 million. For the year ended December 31, 2020, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $20.2 million, accretion of deferred loan origination fees and costs of $7.4 million, amortization of deferred financing costs of $6.4 million and change in other assets of $15.3 million.

Investing Activities

For the years ended December 31, 2021 and 2020, net cash used in investing activities totaled $699.7 million and $81.9 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment exceeding the cash received from principal repayment of loans held for investment for the year ended December 31, 2021.

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities totaled $627.2 million and primarily related to proceeds from our Secured Funding Agreements of $970.0 million, proceeds from our Secured Term Loan of $90.0 million, proceeds from the issuance of debt of consolidated VIEs of $540.5 million and proceeds from the sale of our common stock of $204.8 million, partially offset by repayments of our Secured Funding Agreements of $885.5 million, repayments of our Notes Payable of $27.9 million, repayments of our Secured Term Loan of $50.0 million, repayments of our Secured Borrowings of $37.5 million, repayments of debt of consolidated VIEs of $121.2 million and dividends paid of $58.4 million. For the year ended December 31, 2020, net cash provided by financing activities totaled $119.2 million and primarily related to proceeds from our Secured Funding Agreements of $473.5 million, proceeds from Secured Borrowings of $60.2 million and proceeds from the sale of our common stock of $73.2 million, partially offset by repayments of our Secured Funding Agreements of $446.5 million and dividends paid of $42.8 million.

For the years ended December 31, 2020 and 2019

The comparison of the fiscal years ended December 31, 2020 and 2019 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2020 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	December 31, 2021					December 31, 2020
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$399,528	LIBOR+1.50 to 2.75%	December 14, 2022	(1)	$350,000	$336,001	LIBOR+1.45 to 2.75%	December 14, 2022	(1)
Citibank Facility	325,000	192,970	LIBOR+1.50 to 2.25%	January 13, 2022	(2)	325,000	117,506	LIBOR+1.50 to 2.25%	December 13, 2021	(2)
CNB Facility	75,000	—	SOFR+2.65%	March 10, 2022	(3)	50,000	50,000	LIBOR+2.65%	March 10, 2021	(3)
MetLife Facility	180,000	20,648	LIBOR+2.10 to 2.50%	August 13, 2022	(4)	180,000	104,124	LIBOR+2.10 to 2.50%	August 13, 2022	(4)
Morgan Stanley Facility	250,000	226,901	LIBOR+1.50 to 3.00%	January 16, 2023	(5)	150,000	147,921	LIBOR+1.75 to 2.85%	January 16, 2023	(5)
Subtotal	$1,280,000	$840,047				$1,055,000	$755,552

Notes Payable	$51,755	$51,110	LIBOR+3.00 to 3.75%	(6)		$84,155	$63,122	LIBOR+2.50 to 3.75%	(6)

Secured Term Loan	$150,000	$150,000	4.50%	November 12, 2026	(7)	$110,000	$110,000	LIBOR+5.00%	December 22, 2021	(7)
Total	$1,481,755	$1,041,157				$1,249,155	$928,674
_____________________________

(1)The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. The maximum commitment may be increased to up to $500.0 million at our option, subject to the satisfaction of certain conditions, including payment of an upsize fee. In December 2021, we elected to increase the maximum commitment for the Wells Fargo Facility from $350.0 million to $450.0 million.
(2)The maturity date of the master repurchase facility with Citibank, N.A. (the “Citibank Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In November 2021, we amended the Citibank Facility to extend the initial maturity date to January 13, 2022. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K for a subsequent event related to the Citibank Facility.
(3)In March 2021, we exercised a 12-month extension option on the secured revolving funding facility with City National Bank (the “CNB Facility”). In November 2021, we amended the CNB Facility to, among other things, (1) increase the commitment amount from $50.0 million to $75.0 million and (2) update the interest rate on advances under the CNB Facility to a per annum rate equal to the sum of, at the Company’s option, either (a) Daily Simple SOFR (with a 0.35% floor) plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or Daily Simple SOFR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%.
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
(7)In December 2020, we exercised the 12-month extension option on the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). During the extension period, the spread on advances under the Secured Term Loan increased every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. In March 2021, we voluntarily elected to repay $50.0 million of outstanding principal at par on the Secured Term Loan prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan. In November 2021, we amended the Secured Term Loan to, among other things, (1) increase the commitment amount to $150.0 million, (2) extend the maturity date of the Secured Term Loan to November 12, 2026 and (3) update the interest rate on advances under the Secured Term Loan to the following fixed rates: (i) 4.50% per annum until May 12, 2025, (ii) after May 12, 2025 through November 12, 2025, the interest rate increases 0.125% every three months and (iii) after November 12, 2025 through November 12, 2026, the interest rate increases 0.250% every three months.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of December 31, 2021, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this annual report on Form 10-K for more information on our Financing Agreements.

Securitizations

As of December 31, 2021, the carrying amount and outstanding principal of our CLO Securitizations was $861.2 million and $864.8 million, respectively. See Note 16 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our CLO Securitizations.

Secured Borrowings

As of December 31, 2021, the carrying amount and outstanding principal of our secured borrowings was $22.6 million and $22.7 million, respectively. See Note 7 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our secured borrowings.

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to continue to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4.5-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, our liquidity position, the anticipated liquidity and price volatility of the assets in our loans held for investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the impact of the COVID-19 pandemic on the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations as of December 31, 2021 are described in the following table ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$399,528	$399,528	$—	$—	$—
Citibank Facility	192,970	192,970	—	—	—
CNB Facility	—	—	—	—	—
MetLife Facility	20,648	20,648	—	—	—
Morgan Stanley Facility	226,901	—	226,901	—	—
Notes Payable	51,110	22,835	28,275	—	—
Secured Term Loan	150,000	—	—	150,000	—
Future Loan Funding Commitments	233,741	48,798	165,517	19,426	—
Total	$1,274,898	$684,779	$420,693	$169,426	$—

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

In this current environment, prepayments may slow down, borrowers may not be able to repay principal upon the loan maturity or qualify for loan extensions. Additionally, if tenants are not able to pay rent to their landlords, property owners may not be able to make payments to their lenders. We have been in regular dialogue with our borrowers and our financing providers to assess this credit risk. See Note 3 to our consolidated financial statements included in this annual report on Form 10-K for a more detailed description of the potential impacts of the COVID-19 pandemic on our loan investments.

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

The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR as of December 31, 2021, (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of December 31, 2021 and (3) no changes in the notional amount of the interest rate swap and interest rate cap agreements entered into as of December 31, 2021 ($ in millions):

Change in 30-Day LIBOR	Increase/(Decrease) in Net Income
Up 100 basis points	$1.8
Up 50 basis points	$0.2
LIBOR at 0 basis points	$0.7

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

Financing Risk

We borrow funds under our Financing Agreements to finance our target assets. The COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. In reaction to market conditions, banks and other lenders have generally restricted lending activity and, in some cases, have requested margin posting or repayments where applicable for secured loans collateralized by assets with depressed valuations. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. Given the impact of the COVID-19 pandemic on the real estate industry and the potential impact on our borrowers, to mitigate the risk of future margin calls, we proactively engaged in discussions with certain of our lenders in 2020 and to a lesser extent in 2021 to modify the terms of our borrowings on certain assets within these facilities, including reducing the amounts we are borrowing against such assets and/or increasing the borrowing spreads. In addition, our CLO Securitizations contain certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the CLO Securitizations if these tests were met. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares Management’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc. Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £84,806 in annual revenues in 2021 (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc prior to the Ares funds’ investment in Daisy.

Daisy terminated its contract with Bank Saderat Plc on November 24, 2021 and terminated its contract with Persia International Bank Plc on December 31, 2021. Daisy has given notice of termination of its contract with Melli Bank Plc, and such contract is expected to terminate on February 26, 2022. Following termination of the contracts, Daisy has not and does not intend to engage in any further dealings or transactions with Melli Bank Plc, Persia International Bank Plc or Bank Saderat Plc.

Amendments to Secured Funding Agreements

On February 10, 2022, ACRC Lender C, a subsidiary of the Company and the Company, as guarantor, entered into a second amendment to the Second Amended and Restated Substitute Guaranty related to the Citibank Facility (as defined herein). The purpose of the amendment is to, among other things, (i) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (ii) remove the guarantor’s financial covenant that limited recourse indebtedness.

On February 10, 2022, ACRC Lender MS, a subsidiary of the Company and the Company, as guarantor, entered into an amendment to the Guaranty and Indemnity related to the Morgan Stanley Facility (as defined herein). The purpose of the amendment is to, among other things, (i) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (ii) remove the guarantor’s financial covenant that limited recourse indebtedness.

On February 10, 2022, the Company, as guarantor, entered into a second amendment to the Guaranty related to the MetLife Facility (as defined herein). The purpose of the amendment is to, among other things, (i) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (ii) remove the guarantor’s financial covenant that limited recourse indebtedness.

On February 10, 2022, ACRC Lender W, each a subsidiary of the Company, and the Company, as guarantor, entered into (i) the Third Amended and Restated Master Repurchase and Securities Contract and (ii) the Second Amended and Restated Guarantee, each with Wells Fargo. The purpose of the amendments are to, among other things, (a) modify the interest rate provisions in the Wells Fargo Facility such that financings under the Wells Fargo Facility (as defined herein) in connection with new loans pledged to the Wells Fargo Facility will utilize term SOFR or a SOFR average, as agreed between ACRC Lender W and Wells Fargo, (b) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (c) remove the guarantor’s financial covenant that limited recourse indebtedness.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 23, 2012, we adopted an equity incentive plan. In April 2018, our board of directors authorized, and in June 2018, our stockholders approved, an amended and restated equity incentive plan (the “Amended and Restated 2012 Equity Incentive Plan”). Pursuant to our Amended and Restated 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our directors, our Manager and its personnel and other eligible awardees under the plan, subject to an aggregate limitation of 1,390,000 shares of common stock. As of December 31, 2021, 82% of the shares reserved under our Amended and Restated 2012 Equity Incentive Plan, or a total of 1,144,073 restricted shares of our common stock, restricted stock units and/or other equity-based awards, had been granted and 18% of the shares reserved, or 245,927 shares remained available for future issuance under our Amended and Restated 2012 Equity Incentive Plan. Aside from our Amended and Restated 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our Amended and Restated 2012 Equity Incentive Plan, see Note 10 to our consolidated financial statements included in this annual report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	245,927
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	245,927
____________________________

(1)The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our Amended and Restated 2012 Equity Incentive Plan.

See Note 10 included in these consolidated financial statements for our schedule of non-vested share and share equivalents.

All other information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

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

3.    Exhibits.

Exhibit Number		Exhibit Description
3.1	*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation.(1)
3.2	*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation.(2)
4.1	*	Description of Securities.(3)
10.1	*	Equity Distribution Agreement, dated as of November 22, 2019, by and among Ares Commercial Real Estate Corporation, Ares Commercial Real Estate Management LLC, and JMP Securities LLC and Raymond James & Associates, Inc., as Placement Agents.(4)
10.2	*	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC.(5)
10.3	*	Management Agreement, dated April 25, 2012, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation.(6)
10.4	*	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC.(5)
10.5	*	Amended and Restated 2012 Equity Incentive Plan.(7)#
10.6	*	Form of Restricted Stock Agreement.(8)#
10.7	*	Form of Restricted Stock Agreement with officers.(7)#
10.8	*	Form of Restricted Stock Unit Award Agreement. (9)#
10.9	*	Form of Indemnification Agreement with directors and certain officers.(5)#
10.10	*	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC.(5)#
10.11	*	Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(10)
10.12	*	General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.13	*	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.14	*	Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.15	*	Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(11)
10.16	*	Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(11)
10.17	*	Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer.(12)
10.18	*	Omnibus Amendment To Other Transaction Documents and Reaffirmation of Guaranty, dated as of December 8, 2014, by and among ACRC Lender C LLC, ACRC Lender LLC, Ares Commercial Real Estate Corporation and Citibank, N.A.(12)
10.19	*	Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(13)

10.20	*	Credit and Guaranty Agreement, dated as of December 9, 2015 by and among Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors, the lenders party thereto, Highbridge Principal Strategies, LLC, as administrative agent and DBD Credit Funding LLC, as collateral agent.(14)
10.21	*	Pledge and Security Agreement, dated as of December 9, 2015 among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC, ACRC Warehouse Holdings LLC and ACRC Lender and DBD Credit Funding LLC, as collateral agent for the lenders.(14)
10.22	*	Negative Pledge Agreement, dated as of December 9, 2015 by Ares Commercial Real Estate Corporation, ACRC KA JV Investor LLC, ACRC Lender LLC, ACRC Champions Investor LLC and ACRE Capital Holdings LLC in favor of DBD Credit Funding LLC, as collateral agent for the lenders.(14)
10.23	*	Amendment No. 3 to Credit Agreement dated as of February 26, 2016, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(15)
10.24	*	First Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(16)
10.25	*	Second Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(17)
10.26	*	Amendment No. 2 to Credit Agreement dated as of July 29, 2016, by and among ACRC Lender LLC, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(16)
10.27	*	Amendment to Guaranty, dated as of September 22, 2016, by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer.(18)
10.28	*	Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(19)
10.29	*	Reaffirmation and Consent to Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(19)
10.30	*	Amendment No. 5 to Credit Agreement dated as of March 2, 2017, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(20)
10.31	*	Indenture dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(20)
10.32	*	Mortgage Asset Purchase Agreement dated as of March 2, 2017 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.(20)
10.33	*	Amendment No. 6 to the Credit Agreement dated as of April 19, 2017, by and among, the several banks and other financial institutions and lenders from time to time party hereto, each individually as a lender and, collectively, as the lenders, and City National Bank, as administrative agent to the lenders, and ACRC Lender LLC, as the borrower.(21)
10.34	*	Second Amended and Restated Master Repurchase and Securities Contract dated as of May 1, 2017, by and among, ACRC Lender W LLC, as existing seller, ACRC Lender W TRS LLC, as new seller, and Wells Fargo Bank, National Association, as buyer.(21)
10.35	*	Reaffirmation Agreement dated as of May 1, 2017, by Ares Commercial Real Estate Corporation in favor of Wells Fargo Bank, National Association.(21)
10.36	*	First Amendment to Master Repurchase Agreement, dated as of August 4, 2017, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(22)
10.37	*	Reaffirmation of Guarantor, dated as of August 4, 2017, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(22)
10.38	*	First Supplemental Indenture dated as of August 16, 2017, to the Indenture, dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(23)

10.39	*	First Amendment to Credit and Guaranty Agreement dated as of December 22, 2017 and is entered into by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors.(24)
10.40	*	Amended and Restated Fourth Amendment to Master Repurchase Agreement dated as of December 13, 2018, among ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer.(25)
10.41	*	Second Amended and Restated Substitute Guaranty Agreement, dated as of December 13, 2018, by Ares Commercial Real Estate Corporation in favor of Citibank, N.A.(25)
10.42	*	Amendment Number One to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 14, 2018, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(26)
10.43	*	Amended and Restated Indenture dated as of January 11, 2019 among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as advancing agent and note administrator.(27)
10.44	*	Mortgage Asset Purchase Agreement dated as of January 11, 2019 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.(27)
10.45	*	Amendment No. 7 to the Credit Agreement dated as of June 5, 2019, by and among, ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(28)
10.46	*	First Amendment to Second Amended Restated Substitute Guaranty Agreement, dated as of July 24, 2019, by and among Ares Commercial Real Estate Corporation, as Guarantor, Citibank, N.A., as Buyer, and ACRC Lender C LLC, as Seller.(29)
10.47	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, dated as of September 5, 2019, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(29)
10.48	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, dated as of December 4, 2019, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(30)
10.49	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, effective as of February 3, 2020, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(31)
10.50	*	Second Amendment to Master Repurchase Agreement, dated August 4, 2020, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(32)
10.51	*	Reaffirmation of Guarantor dated August 4, 2020, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(33)
10.52	*	Amendment Number Two to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 11, 2020, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(34)
10.53	*	Indenture dated as of January 28, 2021, among ACRE Commercial Mortgage 2021-FL4 Ltd, as issuer, ACRE Commercial Mortgage 2021-FL4 LLC, as co-issuer, ACRC Lender LLC, as advancing agent, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as note administrator.(35)
10.54	*	Mortgage Asset Purchase Agreement, dated as of January 28, 2021, between ACRC Lender LLC, as seller, and ACRE Commercial Mortgage 2021-FL4 Ltd., as issuer, and agreed and acknowledged by ACRC 2017-FL3 Holder REIT LLC.(36)
10.55	*	First Supplement to Amended and Restated Indenture dated as of April 13, 2021, by and among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee.(37)
10.56	*	Amended and Restated Credit and Guaranty Agreement, dated as of November 12, 2021, by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower, and ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors.(38)
10.57	*	Reaffirmation Agreement, dated as of November 12, 2021, by and among, Cortland Capital Market Services LLC, as the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower, ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors.(39)

10.58	*	Amendment Number Eight to Credit Agreement and Amendment to General Continuing Guaranty, dated as of November 12, 2021, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, the lenders party thereto, and Ares Commercial Real Estate Corporation, as guarantor.(40)
10.59	*	Fifth Amendment to Master Repurchase Agreement, dated as of November 30, 2021, by and among, ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer.(41)
10.60
Second Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of February 10, 2022, by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A., as buyer and ACRC Lender C LLC, as seller.

10.61		Amendment to Parent Guaranty and Indemnity, dated as of February 10, 2022, by and among Morgan Stanley Bank, N.A., as buyer, ACRC Lender MS LLC, as seller, and Ares Commercial Real Estate Corporation, as guarantor.
10.62		Second Amendment to Guaranty, dated as of February 10, 2022 by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer.
10.63		Second Amended and Restated Guarantee Agreement, dated as of February 10, 2022 by and among Ares Commercial Real Estate Corporation, as guarantor, and Wells Fargo Bank, National Association, as buyer.
10.64
Third Amended and Restated Master Repurchase and Securities Contract, dated as of February 10, 2022, by and among ACRC Lender W LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller and Wells Fargo Bank, N.A., as buyer.

21.1		Subsidiaries of Ares Commercial Real Estate Corporation
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Previously filed
#	Denotes a management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S‑8 (File No. 333‑181077), filed on May 1, 2012.
(3)	Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K (File No. 001-35517), filed on February 20, 2020.
(4)	Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 001-35517), filed on November 22, 2019.
(5)	Incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012.
(6)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 17, 2014.
(7)	Incorporated by reference to Exhibits 10.1 and 10.3, as applicable, to the Company’s Form S-8 (File No. 333-225891), filed on June 26, 2018.
(8)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S‑11/A (File No. 333‑176841), filed on April 12, 2012.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 2, 2020.
(10)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014.
(11)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on August 18, 2014.

(12)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 12, 2014.
(13)	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8‑K (File No. 001‑35517), filed on July 31, 2014.
(14)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on December 14, 2015.
(15)	Incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(16)	Incorporated by reference to Exhibits 10.4, 10.6, 10.8 and 10.9, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 4, 2016.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016
(18)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-35517), filed on November 3, 2016.
(19)	Incorporated by reference to Exhibits 10.42 and 10.43, as applicable, to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2018.
(20)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017.
(21)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017.
(22)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017.
(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on November 1, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 29, 2017.
(25)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2018.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 20, 2018.
(27)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 1, 2019.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 7, 2019.
(29)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on November 8, 2019.
(30)	Incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K (File No. 001-35517), filed on February 20, 2020.
(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on May 8, 2020.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on October 29, 2020.
(33)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on October 29, 2020.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2020.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 28, 2021.
(36)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on January 28, 2021.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on April 19, 2021.
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021.
(39)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021.
(40)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021.
(41)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 1, 2021.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Commercial Real Estate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ares Commercial Real Estate Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 14, 2022 expressed an unqualified opinion.

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
February 14, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2022 expressed an unqualified opinion thereon.

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

Current expected credit losses

Description of the Matter
At December 31, 2021, the Company’s loan portfolio was $2.4 billion, the current expected credit loss reserve (“CECL” or the “CECL Reserve”) related to the outstanding loan balance was $23.9 million and the current expected credit loss reserve for unfunded loan commitments was $1.3 million, resulting in a total current expected credit loss reserve of $25.2 million. As explained in Note 4 to the consolidated financial statements, the Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for an individual loan. The Company may also consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve.

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

February 14, 2022

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$50,615	$74,776
Loans held for investment ($974,424 and $550,590 related to consolidated VIEs, respectively)	2,414,383	1,815,219
Current expected credit loss reserve	(23,939)	(23,604)
Loans held for investment, net of current expected credit loss reserve	2,390,444	1,791,615
Real estate owned held for sale, net	36,602	37,283
Other assets ($2,592 and $1,079 of interest receivable related to consolidated VIEs, respectively; $128,589 and $6,410 of other receivables related to consolidated VIEs, respectively)	154,177	25,823
Total assets	$2,631,838	$1,929,497
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$840,047	$755,552
Notes payable	50,358	61,837
Secured term loan	149,016	110,000
Collateralized loan obligation securitization debt (consolidated VIEs)	861,188	443,871
Secured borrowings	22,589	59,790
Due to affiliate	4,156	3,150
Dividends payable	16,674	11,124
Other liabilities ($570 and $391 of interest payable related to consolidated VIEs, respectively)	9,182	11,158
Total liabilities	1,953,210	1,456,482
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2021 and 2020 and 47,144,058 and 33,442,332 shares issued and outstanding at December 31, 2021 and 2020, respectively	465	329
Additional paid-in capital	703,950	497,803
Accumulated other comprehensive income	2,844	—
Accumulated earnings (deficit)	(28,631)	(25,117)
Total stockholders' equity	678,628	473,015
Total liabilities and stockholders' equity	$2,631,838	$1,929,497

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the years ended December 31,
	2021	2020	2019
Revenue:
Interest income	$133,631	$121,052	$114,784
Interest expense	(50,080)	(51,949)	(62,583)
Net interest margin	83,551	69,103	52,201
Revenue from real estate owned	18,518	13,593	25,058
Total revenue	102,069	82,696	77,259
Expenses:
Management and incentive fees to affiliate	12,136	8,159	7,363
Professional fees	2,436	2,640	2,194
General and administrative expenses	4,741	3,732	4,188
General and administrative expenses reimbursed to affiliate	3,016	3,653	3,026
Expenses from real estate owned	18,548	18,127	22,982
Total expenses	40,877	36,311	39,753
Provision for current expected credit losses	10	20,185	—
Realized losses on loans sold	—	4,008	—
Income before income taxes	61,182	22,192	37,506
Income tax expense, including excise tax	722	352	515
Net income attributable to common stockholders	$60,460	$21,840	$36,991
Earnings per common share:
Basic earnings per common share	$1.43	$0.66	$1.29
Diluted earnings per common share	$1.42	$0.66	$1.28
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	42,399,613	32,977,462	28,609,282
Diluted weighted average shares of common stock outstanding	42,681,505	33,196,508	28,846,641

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2021	2020	2019
Net income attributable to common stockholders	$60,460	$21,840	$36,991
Other comprehensive income:
Unrealized gains (losses) on derivative financial instruments	2,844	—	—
Comprehensive income	$63,304	$21,840	$36,991

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	28,755,665	$283	$421,739	$—	$3,565	$425,587
Stock-based compensation	109,945	—	1,880	—	—	1,880
Net income	—	—	—	—	36,991	36,991
Dividends declared	—	—	—	—	(38,119)	(38,119)
Balance at December 31, 2019	28,865,610	$283	$423,619	$—	$2,437	$426,339
Sale of common stock	4,600,000	46	73,186	—	—	73,232
Offering costs	—	—	(341)	—	—	(341)
Stock-based compensation	(23,278)	—	1,339	—	—	1,339
Net income	—	—	—	—	21,840	21,840
Dividends declared	—	—	—	—	(44,343)	(44,343)
Impact of adoption of CECL (Note 2)	—	—	—	—	(5,051)	(5,051)
Balance at December 31, 2020	33,442,332	$329	$497,803	$—	$(25,117)	$473,015
Sale of common stock	13,637,237	136	204,643	—	—	204,779
Offering costs	—	—	(436)	—	—	(436)
Stock‑based compensation	64,489	—	1,940	—	—	1,940
Other comprehensive income	—	—	—	2,844	—	2,844
Net income	—	—	—	—	60,460	60,460
Dividends declared	—	—	—	—	(63,974)	(63,974)
Balance at December 31, 2021	47,144,058	$465	$703,950	$2,844	$(28,631)	$678,628

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2021	2020	2019
Operating activities:
Net income	$60,460	$21,840	$36,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	9,895	6,434	6,569
Accretion of deferred loan origination fees and costs	(8,433)	(7,430)	(7,013)
Stock-based compensation	1,940	1,339	1,880
Depreciation of real estate owned	825	892	667
Provision for current expected credit losses	10	20,185	—
Realized losses on loans sold	—	4,008	—
Changes in operating assets and liabilities:
Other assets	(18,545)	(15,344)	(6,435)
Due to affiliate	1,006	389	(402)
Other liabilities	1,192	(551)	195
Net cash provided by (used in) operating activities	48,350	31,762	32,452
Investing activities:
Issuance of and fundings on loans held for investment	(1,241,996)	(524,166)	(673,160)
Principal repayment of loans held for investment	534,973	341,450	492,884
Proceeds from sale of loans held for sale	—	96,597	—
Receipt of origination fees	7,632	4,526	7,536
Purchases of capitalized additions to real estate owned	(144)	(274)	(1,686)
Payments under derivative financial instruments	(150)	—	—
Net cash provided by (used in) investing activities	(699,685)	(81,867)	(174,426)
Financing activities:
Proceeds from secured funding agreements	970,036	473,493	793,801
Repayments of secured funding agreements	(885,541)	(446,530)	(843,186)
Proceeds from notes payable	15,869	6,967	56,155
Repayments of notes payable	(27,880)	—	—
Proceeds from secured term loan	90,000	—	—
Repayments of secured term loan	(50,000)	—	—
Proceeds from secured borrowings	—	60,215	—
Repayments of secured borrowings	(37,500)	—	—
Payment of secured funding costs	(13,066)	(5,065)	(5,731)
Proceeds from issuance of debt of consolidated VIEs	540,471	—	172,673
Repayments of debt of consolidated VIEs	(121,246)	—	—
Dividends paid	(58,424)	(42,765)	(37,487)
Proceeds from sale of common stock	204,779	73,232	—
Payment of offering costs	(324)	(301)	(84)
Net cash provided by (used in) financing activities	627,174	119,246	136,141
Change in cash and cash equivalents	(24,161)	69,141	(5,833)
Cash and cash equivalents, beginning of period	74,776	5,635	11,468
Cash and cash equivalents, end of period	$50,615	$74,776	$5,635
Supplemental Information:
Interest paid during the period	$40,126	$46,137	$54,595
Income taxes paid during the period	$1,406	$399	$668
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$16,674	$11,124	$9,546
Other receivables related to consolidated VIEs	$128,589	$6,410	$41,104
See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021
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

The Company operates as one operating segment and is primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments, including commercial mortgage backed securities. These investments are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, self storage, student housing, residential and other commercial real estate properties, or by ownership interests therein.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. As of the date of this Annual Report, the novel coronavirus (“COVID-19”) pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions and overall economic and financial market instability both globally and in the United States. The COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has the potential to negatively impact the Company and its borrowers. While several countries, as well as certain states in the United States, have relaxed the public health restrictions through 2021 partly as a result of the introduction of vaccines, recurring COVID-19 outbreaks, including outbreaks caused by different virus variants, continue to lead to the re-introduction of certain restrictions in certain states in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021, however, uncertainty over the ultimate impact the COVID-19 pandemic will have on the global economy and the Company’s business, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Actual results could differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows ($ in thousands):

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$50,615	$74,776	$5,256
Restricted cash	—	—	379
Total cash, cash equivalents and restricted cash shown in the Company's consolidated statements of cash flows	$50,615	$74,776	$5,635

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

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans as compared to its use of debt leverage. The Company includes interest income from its loans and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and Secured Borrowings (defined in Note 7 included in these consolidated financial statements) in net interest margin. For the years ended December 31, 2021, 2020 and 2019, interest expense is comprised of the following ($ in thousands):

	For the years ended December 31,
	2021	2020	2019
Secured funding agreements	$16,403	$28,003	$32,859
Notes payable (1)	2,275	1,317	867
Securitization debt	20,104	12,384	19,950
Secured term loan	4,353	7,114	8,907
Secured borrowings	6,145	3,131	—
Other (2)	800	—	—
Interest expense	$50,080	$51,949	$62,583
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

The Company formed a wholly-owned subsidiary, ACRC Lender W TRS LLC (“ACRC W TRS”), in December 2013 in order to issue and hold certain loans intended for sale. The Company also formed a wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the CLO Securitizations (as defined below), including the portion that generates excess inclusion income. Additionally, the Company also formed a wholly-owned subsidiary, ACRC WM Tenant LLC (“ACRC WM”), in March 2019 in order to lease the hotel property classified as real estate owned, which was acquired on March 8, 2019. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary (“TRS”) elections were made with respect to ACRC W TRS, FL3 TRS and ACRC WM. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company’s GAAP consolidated earnings recognized by ACRC W TRS, FL3 TRS and ACRC WM. The income tax provision is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in this annual report on Form 10-K.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2021 and 2020, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. ACRC W TRS, FL3 TRS and ACRC WM recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted average shares of common stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as restricted stock, RSUs and convertible debt, except when doing so would be anti‑dilutive. See Note 11 included in these consolidated financial statements for the earnings per share calculations.

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

3.   LOANS HELD FOR INVESTMENT

As of December 31, 2021, the Company’s portfolio included 72 loans held for investment, excluding 116 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $2.8 billion and outstanding principal was $2.4 billion as of December 31, 2021. During the year ended December 31, 2021, the Company funded approximately $1.3 billion of outstanding principal and received repayments of $657.2 million of outstanding principal as described in more detail in the tables below. As of December 31, 2021, 93.1% of the Company’s loans have LIBOR floors, with a weighted average floor of 1.10%, calculated based on loans with LIBOR floors. References to LIBOR or “L” are to 30-day LIBOR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of December 31, 2021 and 2020 ($ in thousands):

	As of December 31, 2021
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,397,655	$2,411,718	5.3%	(2)	5.4%	(3)	1.5
Subordinated debt and preferred equity investments	16,728	17,394	13.7%	(2)	13.7%	(3)	4.0
Total loans held for investment portfolio	$2,414,383	$2,429,112	5.4%	(2)	5.5%	(3)	1.6

	As of December 31, 2020
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,713,601	$1,723,638	5.9%	(2)	6.2%	(3)	1.2
Subordinated debt and preferred equity investments	101,618	102,603	13.4%	(2)	13.4%	(3)	1.9
Total loans held for investment portfolio	$1,815,219	$1,826,241	6.3%	(2)	6.6%	(3)	1.2
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2021 and 2020 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of December 31, 2021 and 2020 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2021 and 2020).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of December 31, 2021 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$150.5	$149.9	L+3.61%	5.5%		Mar 2023		I/O
Office	Diversified	113.6	113.4	L+3.65%	5.7%		Jan 2023		I/O
Mixed-use	FL	84.0	84.0	L+4.25%	5.7%		Feb 2023	(5)	I/O
Industrial	IL	77.5	76.9	L+4.55%	5.1%		May 2024		I/O
Office	AZ	77.4	76.6	L+3.50%	4.0%		Oct 2024		I/O
Industrial	NY	77.3	77.3	L+5.00%	7.1%		Feb 2022	(6)	I/O
Mixed-use	NY	75.0	74.4	L+3.65%	4.1%		Jul 2024		I/O
Hotel	OR/WA	68.1	67.6	L+3.45%	7.4%		May 2022	(7)	I/O
Multifamily/Office	SC	67.0	66.7	L+2.90%	3.2%		Nov 2024		I/O
Residential Condominium	FL	66.9	66.3	L+5.25%	6.0%		Jul 2023		I/O
Office	NC	64.7	64.0	L+3.55%	4.2%		Aug 2024		I/O
Office	NC	63.9	63.9	L+4.25%	6.7%		Mar 2022	(8)	I/O
Office	NY	61.6	60.8	L+3.85%	4.3%		Aug 2025		I/O
Office	IL	61.0	60.9	L+3.75%	5.3%		Dec 2022	(9)	I/O
Hotel	Diversified	60.6	60.5	L+3.60%	6.0%		Sep 2022	(10)	P/I	(11)
Office	IL	57.2	57.2	L+3.95%	6.2%		Jun 2022	(12)	P/I	(11)
Mixed-use	CA	57.1	56.9	(13)	5.5%		Jan 2024		I/O
Multifamily	TX	56.2	55.6	L+2.85%	3.4%		Dec 2024		I/O
Self Storage	NJ	55.5	55.6	L+3.80%	4.1%		Feb 2024		I/O
Residential Condominium	NY	54.5	54.5	(14)	10.8%		May 2021	(14)	I/O
Office	GA	46.6	46.5	L+3.05%	5.7%		Dec 2022		I/O
Hotel	CA	40.0	39.8	L+4.12%	5.8%		Jan 2023	(15)	I/O
Multifamily	SC	37.4	37.2	L+2.75%	3.4%		Jun 2023		I/O
Student Housing	CA	36.2	36.2	L+3.95%	4.3%		Jul 2022		I/O
Mixed-use	TX	35.8	35.6	(16)	4.7%		Sep 2022		I/O
Mixed-use	CA	35.4	35.2	L+4.10%	6.3%		Mar 2023		I/O
Multifamily	SC	34.0	33.8	L+6.50%	10.2%		Sep 2022		I/O
Hotel	MI	33.2	33.2	L+3.95%	4.3%		Jul 2022		I/O
Hotel	IL	32.9	30.7	L+4.40%	—%	(17)	May 2022	(17)	I/O
Office	CA	32.3	32.2	L+3.35%	6.0%		Nov 2022		I/O
Multifamily	CA	31.7	31.4	L+2.90%	3.3%		Dec 2025		I/O
Student Housing	NC	30.0	30.0	L+3.15%	5.9%		Feb 2022		I/O
Multifamily	PA	29.4	29.3	L+3.00%	4.5%		Dec 2022	(18)	I/O
Office	IL	28.5	28.4	L+3.80%	6.2%		Jan 2023		I/O
Office	NC	28.5	28.2	L+3.53%	6.8%		May 2023		I/O
Industrial	FL	25.5	25.3	L+2.90%	3.2%		Dec 2025		I/O
Industrial	TX	25.3	25.1	L+4.65%	5.1%		Dec 2024		I/O
Student Housing	TX	24.6	24.4	L+3.45%	5.6%		Feb 2023		I/O
Industrial	NJ	23.2	22.9	L+3.75%	4.7%		May 2024		I/O
Multifamily	WA	23.1	23.0	L+2.90%	3.2%		Nov 2025		I/O
Office	CA	22.9	22.8	L+3.40%	6.0%		Nov 2022	(19)	I/O
Student Housing	FL	22.0	22.0	L+3.25%	5.9%		Aug 2022		I/O
Multifamily	TX	21.9	21.7	L+2.50%	3.0%		Oct 2024		I/O
Industrial	CO	20.8	20.6	L+6.75%	7.7%		Feb 2023		I/O
Student Housing	AL	19.5	19.3	L+3.85%	4.3%		May 2024		I/O
Multifamily	WA	18.7	18.6	L+3.00%	5.1%		Mar 2023		I/O
Industrial	CA	16.7	16.6	L+3.75%	6.4%		Mar 2023		I/O
Residential	CA	14.3	14.3	13.00%	—%	(20)	May 2021	(20)	I/O
Self Storage	PA	12.7	12.6	L+3.05%	4.3%		Oct 2024		I/O
Self Storage	MD	12.4	12.3	L+3.05%	4.3%		Oct 2024		I/O
Self Storage	MD	12.0	11.9	L+3.05%	4.3%		Oct 2024		I/O
Self Storage	FL	10.8	10.8	L+2.90%	4.4%		Dec 2023		I/O
Industrial	TX	10.4	10.2	L+5.25%	5.9%		Dec 2024		I/O
Self Storage	WA	10.2	10.1	L+3.05%	4.3%		Oct 2024		I/O
Office	NC	9.4	9.4	L+4.00%	6.6%		Nov 2022		I/O
Self Storage	MO	8.8	8.7	L+3.05%	4.3%		Oct 2024		I/O
Self Storage	AZ	8.4	8.4	L+2.90%	4.0%		May 2024		I/O

Industrial	PA	8.0	8.0	L+5.50%	6.1%	Sep 2024	I/O
Industrial	FL	7.8	7.7	L+5.90%	6.6%	Nov 2024	I/O
Self Storage	AZ	7.4	7.3	L+2.90%	4.1%	May 2024	I/O
Industrial	PA	7.0	6.9	L+5.90%	6.5%	Nov 2024	I/O
Self Storage	FL	7.0	6.9	L+2.90%	4.3%	Dec 2023	I/O
Industrial	TN	6.7	6.6	L+5.50%	6.1%	Nov 2024	I/O
Self Storage	FL	6.4	6.4	L+2.90%	4.3%	Dec 2023	I/O
Self Storage	MO	6.2	6.2	L+3.00%	4.4%	Dec 2023	I/O
Self Storage	IL	5.6	5.6	L+3.00%	4.3%	Dec 2023	I/O
Self Storage	FL	4.4	4.4	L+2.90%	4.2%	Dec 2023	I/O
Self Storage	CO	3.2	3.2	L+2.90%	3.8%	Apr 2024	I/O
Industrial	CO	2.9	2.9	L+6.25%	6.9%	Sep 2024	I/O
Industrial	AZ	2.7	2.6	L+5.90%	6.5%	Oct 2024	I/O
Industrial	GA	1.3	1.3	L+5.25%	5.9%	Sep 2024	I/O
Subordinated Debt and Preferred Equity Investments:
Office	NJ	17.4	16.7	12.00%	13.7%	Jan 2026	I/O
Total/Weighted Average		$2,429.1	$2,414.4		5.4%

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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR as of December 31, 2021 or the LIBOR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2021 as weighted by the outstanding principal balance of each loan.
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
(6)In August 2021, the borrower exercised a six-month extension option in accordance with the loan agreement, which extended the maturity date on the senior New York loan to February 2022.
(7)In March 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the Oregon/Washington loan to May 2022. At origination, the Oregon/Washington loan was structured as both a senior and mezzanine loan with the Company holding both positions. The mezzanine position of this loan, which had an outstanding principal balance of $13.1 million as of December 31, 2021, was previously on non-accrual status. During the three months ended June 30, 2021, the mezzanine position was restored to accrual status as, based on management's judgment, there is no longer reasonable doubt that principal or interest will be collected in full.
(8)In February 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior North Carolina loan to March 2022.
(9)In December 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Illinois loan to December 2022.
(10)In September 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior diversified loan to September 2022.
(11)Amortization began on the senior Illinois loan, which had an outstanding principal balance of $57.2 million as of December 31, 2021, and the senior diversified loan, which had an outstanding principal balance of $60.6 million as of December 31, 2021, in July 2021 and October 2021, respectively. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.

(12)In April 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Illinois loan to June 2022.
(13)At origination, the California loan was structured as both a senior and mezzanine loan with the Company holding both positions. The senior loan, which had an outstanding principal balance of $45.0 million as of December 31, 2021, accrues interest at a per annum rate of L + 3.80% and the mezzanine loan, which had an outstanding principal balance of $12.1 million as of December 31, 2021, accrues interest at a per annum rate of 12.00%.
(14)At origination, the New York loan was structured as both a senior and mezzanine loan with the Company holding the mezzanine loan and a third party holding the senior loan. In April 2021, the Company purchased the senior loan from the third party at par. The senior loan, which had an outstanding principal balance of $35.9 million as of December 31, 2021, accrues interest at a per annum rate of L + 6.00% and the mezzanine loan, which had an outstanding principal balance of $15.9 million as of December 31, 2021, accrues interest at a per annum rate of L + 14.00%. The mezzanine loan includes a $2.6 million loan to the borrower, for which such amount accrues interest at a per annum rate of 20.00%. As of December 31, 2021, the New York loan, which is collateralized by a residential condominium property located in New York, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. The Company evaluated this loan for impairment and concluded that no impairment charge should be recognized as of December 31, 2021 and that this loan should not be placed on non-accrual status as of December 31, 2021. This conclusion was based in part on: (1) the current estimated fair market value of the underlying collateral property and applicable reserves and (2) the estimated cash flows from the sale of units of the underlying collateral property. The estimated fair market value of the underlying collateral property was determined using the comparable market sales approach.
(15)In November 2021, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan to January 2023.
(16)In March 2021, the Company and the borrower entered into a modification agreement to, among other things, split the original senior Texas loan into two separate notes. Note A, which had an outstanding principal balance of $35.3 million as of December 31, 2021, accrues interest at a per annum rate of L + 3.75% and Note B, which had an outstanding principal balance of $0.4 million as of December 31, 2021, accrues interest at a per annum rate of L+10.00%.
(17)Loan was on non-accrual status as of December 31, 2021 and therefore, there is no Unleveraged Effective Yield as the loan is non-interest accruing. In May 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Illinois loan to May 2022.
(18)In October 2021, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Pennsylvania loan to December 2022.
(19)In September 2021, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior California loan to November 2022.
(20)Loan was on non-accrual status as of December 31, 2021 and therefore, there is no Unleveraged Effective Yield as the loan is non-interest accruing. As of December 31, 2021, the senior California loan, which is collateralized by a residential property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. The Company evaluated this loan for impairment and concluded that no impairment charge should be recognized as of December 31, 2021. This conclusion was based in part on: (1) the current estimated fair market value of the underlying collateral property, (2) the estimated value of the contractual right to residual proceeds from the sale of a second residential property and (3) the recourse payment guarantee from two individuals that are the owners of the underlying collateral. The estimated fair market value of the underlying collateral property was determined using the comparable market sales approach.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers and sponsors regarding the potential impacts of the COVID-19 pandemic on the Company’s loans. Some of the Company’s borrowers, in particular, borrowers with properties exposed to the hospitality, student housing and retail industries, indicated that due to the impact of the COVID-19 pandemic, they could be unable to timely execute their business plans, experienced cash flow pressure, and had to temporarily close their businesses or have experienced other negative business consequences. Certain borrowers have requested temporary interest deferral or forbearance or other modifications of their loans. These modifications included deferrals or capitalization of interest, amendments in extension, future funding or performance tests, extension of the maturity date, repurposing of reserves or covenant waivers on loans secured by properties directly or indirectly impacted by the COVID-19 pandemic. Loan modifications during the period were conducted pursuant to the relief granted via the Coronavirus Aid, Relief, and Economic Security Act and therefore are not evaluated for or accounted for as troubled debt restructurings.

For the years ended December 31, 2021 and 2020, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2019	$1,682,498
Initial funding	430,562
Origination fees and discounts, net of costs	(5,778)
Additional funding	107,767
Amortizing payments	(2,728)
Loan payoffs	(304,028)
Loans sold to third parties (1)	(100,504)
Origination fee accretion	7,430
Balance at December 31, 2020	$1,815,219
Initial funding	1,166,100
Origination fees and discounts, net of costs	(12,192)
Additional funding	93,973
Amortizing payments	(2,586)
Loan payoffs	(654,564)
Origination fee accretion	8,433
Balance at December 31, 2021	$2,414,383

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

Except as described above, as of December 31, 2021, all loans held for investment were paying in accordance with their contractual terms. As of December 31, 2021, the Company had two loans held for investment on non-accrual status with a carrying value of $45.0 million. As of December 31, 2020, the Company had three loans held for investment on non-accrual status with a carrying value of $67.1 million.

4.     CURRENT EXPECTED CREDIT LOSSES

    The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating-rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession; however, the short and long-term economic implications of the COVID-19 pandemic and its financial impact on the Company continue to be highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management's current estimate of expected credit losses as of December 31, 2021 was consistent with the current estimate of expected credit losses as of December 31, 2020 primarily due to growth in the loan portfolio and other changes to the loan portfolio being offset by forecasted improvement in macroeconomic factors, shorter average remaining loan term and loan payoffs during the year ended December 31, 2021. The CECL Reserve takes into consideration the assumed macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment.

As of December 31, 2021, the Company’s CECL Reserve for its loans held for investment portfolio is $25.2 million or 95 basis points of the Company’s total loans held for investment commitment balance of $2.7 billion and is bifurcated between the CECL reserve (contra-asset) related to outstanding balances on loans held for investment of $23.9 million and a liability for unfunded commitments of $1.3 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Current Expected Credit Loss Reserve for Funded Loan Commitments

    Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the years ended December 31, 2021 and 2020 was as follows ($ in thousands):

Balance at December 31, 2019	$—
Impact of adoption of CECL	4,440
Provision for current expected credit losses	19,164
Write-offs	—
Recoveries	—
Balance at December 31, 2020 (1)	$23,604
Provision for current expected credit losses	335
Write-offs	—
Recoveries	—
Balance at December 31, 2021 (1)	$23,939
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company's consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

    Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the years ended December 31, 2021 and 2020 was as follows ($ in thousands):

Balance at December 31, 2019	$—
Impact of adoption of CECL	611
Provision for current expected credit losses	1,021
Write-offs	—
Recoveries	—
Balance at December 31, 2020 (1)	$1,632
Provision for current expected credit losses	(325)
Write-offs	—
Recoveries	—
Balance at December 31, 2021 (1)	$1,307
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

    As of December 31, 2021, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2021	2020	2019	2018	2017	Prior	Total
Risk rating:
1	$28,462	$—	$—	$9,383	$—	$—	$37,845
2	403,052	—	147,815	—	—	—	550,867
3	609,751	394,389	273,391	180,213	161,328	49,904	1,668,976
4	35,922	—	2,649	118,124	—	—	156,695
5	—	—	—	—	—	—	—
Total	$1,077,187	$394,389	$423,855	$307,720	$161,328	$49,904	$2,414,383

Accrued Interest Receivable

    The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of December 31, 2021 and 2020, interest receivable of $17.1 million and $11.2 million, respectively, is included within other assets in the Company's consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

5.     REAL ESTATE OWNED

On March 8, 2019, the Company acquired legal title to a hotel property located in New York through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, the Company derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. As of the date of the deed in lieu of foreclosure, the Company did not expect to complete a sale of the hotel property within the next twelve months and thus, the hotel property was considered held for use, and was carried at its estimated fair value at acquisition and was presented net of accumulated depreciation and impairment charges. The Company did not recognize any gain or loss on the derecognition of the senior mortgage loan as the fair value of the hotel property of $36.9 million and the net assets held at the hotel property of $1.7 million at acquisition approximated the $38.6 million carrying value of the senior mortgage loan.

On November 8, 2021, the Company entered into a Purchase and Sale Agreement to sell the hotel property to a third party for $40.0 million and the sale is expected to close in the first quarter of 2022. As such, as of December 31, 2021, the hotel property is classified as real estate owned held for sale in the Company’s consolidated balance sheets and the Company has ceased depreciating the carrying value of the hotel property. Further, as the net carrying value of the hotel property as of December 31, 2021 is lower than the estimated fair value of the hotel property less costs to sell, the Company has continued to recognize the hotel property at its net carrying value in the Company’s consolidated balance sheets and no gain or loss related to the planned sale of the hotel property has been recognized in the Company’s consolidated statements of operations for the year ended December 31, 2021. The assets and liabilities of the hotel property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as cash, restricted cash, trade receivables and payables and advance deposits.

The following table summarizes the Company’s real estate owned as of December 31, 2021 and 2020 ($ in thousands):

	As of December 31,
	2021	2020
Land	$10,200	$10,200
Buildings and improvements	24,281	24,281
Furniture, fixtures and equipment	4,506	4,362
	38,987	38,843
Less: Accumulated depreciation	(2,385)	(1,560)
Real estate owned, net	$36,602	$37,283

As of December 31, 2021, no impairment charges have been recognized for real estate owned.

For the years ended December 31, 2021 and 2020, the Company incurred depreciation expense of $825 thousand and $892 thousand, respectively. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of December 31, 2021 and 2020, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of December 31,
	2021			2020
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$399,528	$450,000	(1)	$336,001	$350,000	(1)
Citibank Facility	192,970	325,000		117,506	325,000
CNB Facility	—	75,000	(2)	50,000	50,000	(2)
MetLife Facility	20,648	180,000		104,124	180,000
Morgan Stanley Facility	226,901	250,000		147,921	150,000
Subtotal	$840,047	$1,280,000		$755,552	$1,055,000

Notes Payable	$51,110	$51,755		$63,122	$84,155

Secured Term Loan	$150,000	$150,000	(3)	$110,000	$110,000

Total	$1,041,157	$1,481,755		$928,674	$1,249,155

______________________________

(1)The maximum commitment for the Wells Fargo Facility (as defined below) may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. In December 2021, the Company elected to increase the maximum commitment for the Wells Fargo Facility from $350.0 million to $450.0 million.

(2)In November 2021, the Company amended the CNB Facility (as defined below) to, among other things, increase the commitment amount from $50.0 million to $75.0 million.
(3)In November 2021, the Company amended the Secured Term Loan (as defined below) to, among other things, increase the commitment amount to $150.0 million.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $450.0 million. The maximum commitment may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. In December 2021, the Company elected to increase the maximum commitment for the Wells Fargo Facility from $350.0 million to $450.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The funding period of the Wells Fargo Facility expires on December 14, 2022, subject to one 12-month extension at the Company’s option, which, if exercised, would extend the funding period to December 14, 2023. The initial maturity date of the Wells Fargo Facility is December 14, 2022, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2025. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a pricing margin range of 1.50% to 2.75%, subject to certain exceptions. In December 2020, the Company amended the Wells Fargo Facility to, among other things, eliminate the non-utilization fee on the Wells Fargo Facility. Prior to the amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility was utilized. For the year ended December 31, 2021, the Company did not incur a non-utilization fee. For the years ended December 31, 2020 and 2019, the Company incurred a non-utilization fee of $19 thousand and $618 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Wells Fargo Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2021, the Company was in compliance with all financial covenants of the Wells Fargo Facility.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. In November 2021, the Company amended the Citibank Facility to extend the initial maturity date to January 13, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to December 13, 2023. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus an indicative pricing margin range of 1.50% to 2.25%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility is utilized. For the years ended December 31, 2021, 2020 and 2019, the Company incurred a non-utilization fee of $598 thousand, $516 thousand and $388 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Citibank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2021, the Company was in compliance with all financial covenants of the Citibank Facility. See Note 17 included in these consolidated financial statements for a subsequent event related to the Citibank Facility.

CNB Facility
    The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2021, the Company exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 10, 2022. In November 2021, the Company amended the CNB Facility to, among other things, (1) increase the commitment amount from $50.0 million to $75.0 million and (2) update the interest rate on advances under the CNB Facility to a per annum rate equal to the sum of, at the Company’s option, either (a) Daily Simple SOFR (“Secured Overnight Financing Rate,” or “SOFR”) (with a 0.35% floor) plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or Daily Simple SOFR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Previously the interest rate on advances was a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the years ended December 31, 2021, 2020 and 2019, the Company incurred a non-utilization fee of $146 thousand, $38 thousand and $136 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events.  The agreements governing the CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (ii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iii) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (iv) limitations on mergers, consolidations, transfers of assets and similar transactions and (v) maintaining its status as a REIT. As of December 31, 2021, the Company was in compliance with all financial covenants of the CNB Facility.

MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 13, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 13, 2024. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%, subject to certain exceptions. For a period of nine months subsequent to August 2020, the non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility, which is owed if less than 65% of the MetLife Facility is utilized, was waived. For the years ended December 31, 2021, 2020 and 2019, the Company incurred a non-utilization fee of $162 thousand, $7 thousand and $5 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
The MetLife Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default and (d) limitations on dispositions of assets.  The agreements governing the MetLife Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after August 13, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, and (v) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the MetLife Facility, the Company may be required to repay certain amounts under the MetLife Facility. As of December 31, 2021, the Company was in compliance with all financial covenants of the MetLife Facility.
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
The Morgan Stanley Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.00 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Morgan Stanley Facility, the Company may be required to repay certain amounts under the Morgan Stanley Facility. The Morgan Stanley Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2021, the Company was in compliance with all financial covenants of the Morgan Stanley Facility.
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

The maturity date of the $28.3 million note is June 10, 2024, subject to one 6-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, which, if exercised, would extend the maturity date to December 10, 2024. The loan may be prepaid at any time subject to the payment of a prepayment fee, if applicable. Initial advances under the $28.3 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%. If the hotel property that collateralizes the $28.3 million note achieves certain financial performance hurdles, the interest rate on advances will decrease to a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. The $28.3 million loan amount may be increased to up to $30.0 million to fund certain construction costs of improvements at the hotel, subject to the satisfaction of certain conditions and the payment of a commitment fee. As of December 31, 2021, the total outstanding principal balance of the note was $28.3 million.

The initial maturity date of the $23.5 million note is September 5, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to September 5, 2024. Advances under the $23.5 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.75%. As of December 31, 2021, the total outstanding principal balance of the note was $22.8 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $150.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). In December 2020, the Company exercised a 12-month extension option on the Secured Term Loan to extend the maturity date to December 22, 2021. In March 2021, the Company voluntarily elected to repay $50.0 million of outstanding principal on the Secured Term Loan at par prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan. In November 2021, the Company amended the Secured Term Loan to, among other things, (1) increase the commitment amount to $150.0 million, which was fully drawn on the closing date of the amendment, net of an original issue discount equal to 0.50% of the commitment amount, (2) extend the maturity date of the Secured Term Loan to November 12, 2026 and (3) update the interest rate on advances under the Secured Term Loan to the following fixed rates: (i) 4.50% per annum until May 12, 2025, (ii) after May 12, 2025 through November 12, 2025, the interest rate increases 0.125% every three months and (iii) after November 12, 2025 through November 12, 2026, the interest rate increases 0.250% every three months. Prior to the November 2021 amendment, advances under the Secured Term Loan accrued interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. During the 12-month extension period beginning December 22, 2020, the spread on advances under the Secured Term Loan increased every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. As of December 31, 2021, the total outstanding principal balance of the Secured Term Loan was $150.0 million.

The total original issue discount on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the years ended December 31, 2021, 2020 and 2019, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 5.2%, 6.4% and 8.0%, respectively.

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

The Secured Term Loan contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing agreements, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the Secured Term Loan also impose certain covenants on the Company, including the following: (i) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.10 to 1.00, (ii) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2021, plus 80% of the net cash proceeds raised in subsequent equity issuances by the Company, (iv) maintaining an asset coverage ratio greater than 115%, (v) maintaining an unencumbered asset ratio greater than 125%, (vi) limitations on mergers, consolidations, transfers of assets and similar transactions, (vii) maintaining its status as a REIT and (viii) maintaining at least 65% of loans held for investment as senior commercial real estate loans, as measured by the average daily outstanding principal balance of all loans held for investment during a fiscal quarter and as adjusted for non-controlling interests. As of December 31, 2021, the Company was in compliance with all financial covenants of the Secured Term Loan.

Financing Agreements Maturities

At December 31, 2021, approximate principal maturities of the Company’s Financing Agreements are as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	CNB Facility	MetLife Facility	Morgan Stanley Facility	Notes Payable	Secured Term Loan	Total
2022	$399,528	$192,970	$—	$20,648	$—	$22,835	$—	$635,981
2023	—	—	—	—	226,901	—	—	226,901
2024	—	—	—	—	—	28,275	—	28,275
2025	—	—	—	—	—	—	—	—
2026	—	—	—	—	—	—	150,000	150,000
Thereafter	—	—	—	—	—	—	—	—
	$399,528	$192,970	$—	$20,648	$226,901	$51,110	$150,000	$1,041,157

7.   SECURED BORROWINGS

    A subsidiary of the Company is party to a secured borrowing arrangement related to a transferred loan that was closed in February 2020. In April 2019, the Company originated a $30.5 million loan on an office property located in North Carolina, which was bifurcated between a $24.4 million senior mortgage loan and a $6.1 million mezzanine loan. In February 2020, the Company transferred its interest in the $24.4 million senior mortgage loan to a third party and retained the $6.1 million mezzanine loan. The Company evaluated whether the transfer of the $24.4 million senior mortgage loan met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of effective control – and determined that the transfer did not qualify as a sale and thus, is treated as a financing transaction. As such, the Company did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in the consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing is May 5, 2023, subject to one 12-month extension, which may be exercised at the transferee’s option, which, if exercised, would extend the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of December 31, 2021, the total outstanding principal balance of the secured borrowing was $22.7 million.
    In June 2020, the Company originated a $91.8 million senior mortgage loan on a multifamily property located in Florida, which the Company subsequently bifurcated between a $66.9 million senior participation, which accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $24.9 million subordinated participation, which accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $24.9 million subordinated participation to a third party and retained the $66.9 million senior participation. The Company evaluated whether the transfer of the $24.9 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $66.9 million senior participation and the $24.9 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $91.8 million senior mortgage loan were not allocated pro rata to the participation holders and there was a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, was treated as a financing transaction. As such, the Company did not derecognize the $24.9 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. In December 2021, the $91.8 million senior mortgage loan was fully repaid and thus, the $24.9 million secured borrowing liability was derecognized.
    In June 2020, the Company closed the purchase of a $46.7 million senior mortgage loan on a multifamily property located in Florida, which the Company subsequently bifurcated between a $34.1 million senior participation, which accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.94% and a $12.6 million subordinated participation, which accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 10.50%. In June 2020, the Company transferred its interest in the $12.6 million subordinated participation to a third party and retained the $34.1 million senior participation. The Company evaluated whether the transfer of the $12.6 million subordinated participation met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale. As the $34.1 million senior participation and the $12.6 million subordinated participation failed to meet the participating interest requirements in FASB ASC Topic 860, Transfers and Servicing, since the cash flows from the original $46.7 million senior mortgage loan were not allocated pro rata to the participation holders and there was a subordination of interest amongst the holders, it was determined that the transfer did not qualify as a sale and thus, was treated as a financing transaction. As such, the Company did not derecognize the $12.6 million subordinated participation and recorded a secured borrowing liability in the consolidated balance sheets. In December 2021, the $46.7 million senior mortgage loan was fully repaid and thus, the $12.6 million secured borrowing liability was derecognized.

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2021 (notional amount in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Rate(1)	Index	Weighted Average Maturity (Years)
Interest rate swaps	1	$700,000	0.2075%	LIBOR(2)	1.0
Interest rate caps	1	$220,000	0.5000%	LIBOR	1.0
_______________________________

(1)    Represents fixed rate for interest rate swaps and strike rate for interest rate caps.
(2)    Subject to a 0.00% floor.

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,979	—	—	—
____________________________

(1)    Included in other assets in the Company’s consolidated balance sheets.
(2)    Included in other liabilities in the Company’s consolidated balance sheets.

9.   COMMITMENTS AND CONTINGENCIES

    As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy and the Company’s business continues to be uncertain. As of December 31, 2021, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of the COVID-19 pandemic, however, if the global pandemic continues and market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

    As of December 31, 2021 and 2020, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of December 31,
	2021	2020
Total commitments	$2,662,853	$2,013,993
Less: funded commitments	(2,429,112)	(1,826,241)
Total unfunded commitments	$233,741	$187,752

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of December 31, 2021, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

10.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

    On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the year ended December 31, 2021, the Company sold an aggregate of 137,237 shares of the Company’s common stock under the Equity Distribution Agreement at an average price of $15.68 per share. The sales generated net proceeds of approximately $2.1 million. During the year ended December 31, 2020, the Company did not issue or sell any shares of common stock under the Equity Distribution Agreement.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of December 31, 2021:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2020	22,324	68,851	267,507	358,682
Granted	28,280	—	292,495	320,775
Vested	(33,964)	(41,511)	(38,176)	(113,651)
Forfeited	—	(1,967)	(24,665)	(26,632)
Balance at December 31, 2021	16,640	25,373	497,161	539,174

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
2022	12,887	25,373	83,442	121,702
2023	1,668	—	175,508	177,176
2024	1,668	—	146,159	147,827
2025	417	—	92,052	92,469
2026	—	—	—	—
Total	16,640	25,373	497,161	539,174

The following table summarizes the restricted stock and RSU compensation expense included within general and administrative expenses in the Company’s consolidated statements of operations, the total fair value of shares vested and the weighted average grant date fair value of the restricted stock and RSUs granted to the Company’s directors and officers and employees of the Manager for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	For the years ended December 31,
	2021			2020			2019
	Restricted Stock and RSU Grants			Restricted Stock and RSU Grants			Restricted Stock and RSU Grants
	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total
Compensation expense	$329	$1,611	$1,940	$319	$1,020	$1,339	$343	$1,537	$1,880
Total fair value of shares vested (1)	460	1,009	1,469	315	849	1,164	373	939	1,312
Weighted average grant date fair value	403	4,255	4,658	292	2,898	3,190	302	2,527	2,829
___________________________

(1)    Based on the closing price of the Company’s common stock on the NYSE on each vesting date.

As of December 31, 2021, 2020 and 2019, the total compensation cost related to non-vested awards not yet recognized totaled $6.0 million, $3.7 million and $3.1 million, respectively, and the weighted average period over which the non-vested awards are expected to be recognized is 2.3 years.

11.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the years ended December 31, 2021, 2020 and 2019 ($ in thousands, except share and per share data):

	For the years ended December 31,
	2021	2020	2019
Net income attributable to common stockholders	$60,460	$21,840	$36,991
Divided by:
Basic weighted average shares of common stock outstanding:	42,399,613	32,977,462	28,609,282
Weighted average non-vested restricted stock and RSUs	281,892	219,046	237,359
Diluted weighted average shares of common stock outstanding:	42,681,505	33,196,508	28,846,641
Basic earnings per common share	$1.43	$0.66	$1.29
Diluted earnings per common share	$1.42	$0.66	$1.28

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

The income tax provision for the Company and the TRSs consisted of the following for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	For the years ended December 31,
	2021	2020	2019
Current	$450	$82	$114
Deferred	—	(99)	99
Excise tax	272	369	302
Total income tax expense, including excise tax	$722	$352	$515

    For the years ended December 31, 2021, 2020 and 2019, the Company incurred an expense of $272 thousand, $369 thousand and $302 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of December 31, 2021, tax years 2018 through 2021 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$2,979	$—	$2,979

Financial liabilities:
Interest rate derivatives	$—	-	$—	$—

    As of December 31, 2021, the Company did not have any nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis. As of December 31, 2020, the Company did not have any financial and nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

As of December 31, 2021 and 2020, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2021 and 2020, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2021		2020
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$2,414,383	$2,408,463	$1,815,219	$1,800,003
Financial liabilities:
Secured funding agreements	2	$840,047	$840,047	$755,552	$755,552
Notes payable	3	50,358	51,110	61,837	63,122
Secured term loan	3	149,016	150,000	110,000	110,000
Collateralized loan obligation securitization debt (consolidated VIEs)	3	861,188	863,403	443,871	443,467
Secured borrowings	3	22,589	22,715	59,790	60,215

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 10 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. For the years ended December 31, 2021, 2020 and 2019, the Company incurred incentive fees of $2.8 million, $0.8 million and $1.1 million, respectively.

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

The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2021, 2020 and 2019 and amounts payable to the Company’s Manager as of December 31, 2021 and 2020 ($ in thousands):

	Incurred			Payable
	For the years ended December 31,			As of December 31,
	2021	2020	2019	2021	2020
Affiliate Payments
Management fees	$9,384	$7,323	$6,311	$2,613	$1,854
Incentive fees	2,752	836	1,052	830	533
General and administrative expenses	3,016	3,653	3,026	703	762
Direct costs (1)	9	100	192	10	1
Total	$15,161	$11,912	$10,581	$4,156	$3,150
_______________________________

(1)    For the years ended December 31, 2021, 2020 and 2019, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of December 31, 2021 and 2020, the total outstanding principal balance for co-investments held by the Company was $158.3 million and $45.1 million, respectively.

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

In December 2021, the Company purchased a fully funded $67.0 million senior mortgage loan on a multifamily property and an office property both located in South Carolina from the Ares Warehouse Vehicle, which is included within loans held for investment in the Company’s consolidated balance sheets.

In December 2021, the Company purchased a fully funded $23.1 million senior mortgage loan on a multifamily property located in Washington from the Ares Warehouse Vehicle, which is included within loans held for investment in the Company’s consolidated balance sheets.

In December 2021, the Company purchased a $30.9 million senior mortgage loan on an industrial property located in Texas from the Ares Warehouse Vehicle. At the December 2021 purchase date, the outstanding principal balance was $25.3 million, which is included within loans held for investment in the Company’s consolidated balance sheets.

In December 2021, the Company purchased a fully funded $25.5 million senior mortgage loan on an industrial property located in Florida from the Ares Warehouse Vehicle, which is included within loans held for investment in the Company’s consolidated balance sheets.

15.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2021, 2020 and 2019 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
November 3, 2021	December 31, 2021	January 19, 2022	$0.35	(1)	$16,674
July 30, 2021	September 30, 2021	October 15, 2021	0.35	(1)	16,524
May 4, 2021	June 30, 2021	July 15, 2021	0.35	(1)	16,528
February 17, 2021	March 31, 2021	April 15, 2021	0.35	(1)	14,248
Total cash dividends declared for the year ended December 31, 2021			$1.40		$63,974

December 15, 2020	December 30, 2020	January 15, 2021	$0.33		$11,124
September 16, 2020	September 30, 2020	October 15, 2020	0.33		11,072
June 19, 2020	June 30, 2020	July 15, 2020	0.33		11,072
February 20, 2020	March 31, 2020	April 15, 2020	0.33		11,057
Total cash dividends declared for the year ended December 31, 2020			$1.32		$44,325

November 8, 2019	December 30, 2019	January 15, 2020	$0.33		$9,546
July 26, 2019	September 30, 2019	October 15, 2019	0.33		9,526
May 1, 2019	June 28, 2019	July 16, 2019	0.33		9,527
February 21, 2019	March 29, 2019	April 16, 2019	0.33		9,520
Total cash dividends declared for the year ended December 31, 2019			$1.32		$38,119
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

As of December 31, 2021, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of $451.6 million (the “FL3 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $105.4 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2020, the FL3 Notes were collateralized by interests in a pool of 15 mortgage assets having a total principal balance of approximately $550.6 million that were closed by a wholly-owned subsidiary of the Company and approximately $6.4 million of receivables related to repayments of outstanding principal on previous mortgage assets. On April 13, 2021, the FL3 Issuer and the FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024. During the reinvestment period, the Company may direct the FL3 Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the FL3 Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

As of December 31, 2021, the FL4 Notes were collateralized by interests in a pool of 17 mortgage assets having a total principal balance of approximately $522.8 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $23.2 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the period ending in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer may use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that meet certain acquisition criteria.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the year ended December 31, 2021, the Company paid down $121.2 million of the FL4 Offered Notes.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of December 31, 2021, the Company’s maximum risk of loss was $238.2 million, which represents the carrying value of its investments in the CLO Securitizations.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2021, except as disclosed below.

On January 13, 2022, the Company amended the Citibank Facility to, among other things, extend the initial maturity date and funding availability period to January 13, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027. The amendment also modified the interest rate provisions in the Citibank Facility such that advances under the Citibank Facility in connection with new loans pledged to the Citibank Facility will utilize term SOFR or a SOFR average, at the election of the Company.

On February 10, 2022, ACRC Lender C LLC, a subsidiary of the Company and the Company, as guarantor, entered into a second amendment to the Second Amended and Restated Substitute Guaranty related to the Citibank Facility. The purpose of the amendment is to, among other things, (i) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (ii) remove the guarantor’s financial covenant that limited recourse indebtedness.

On February 10, 2022, ACRC Lender MS LLC, a subsidiary of the Company and the Company, as guarantor, entered into an amendment to the Guaranty and Indemnity related to the Morgan Stanley Facility. The purpose of the amendment is to, among other things, (i) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (ii) remove the guarantor’s financial covenant that limited recourse indebtedness.

On February 10, 2022, the Company, as guarantor, entered into a second amendment to the Guaranty related to the MetLife Facility. The purpose of the amendment is to, among other things, (i) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (ii) remove the guarantor’s financial covenant that limited recourse indebtedness.

On February 10, 2022, ACRC Lender W LLC and ACRC Lender W TRS LLC (collectively, “ACRC Lender W”), each a subsidiary of the Company, and the Company, as guarantor, entered into (i) the Third Amended and Restated Master Repurchase and Securities Contract and (ii) the Second Amended and Restated Guarantee, each with Wells Fargo. The purpose of the amendments are to, among other things, (a) modify the interest rate provisions in the Wells Fargo Facility such that financings under the Wells Fargo Facility in connection with new loans pledged to the Wells Fargo Facility will utilize term SOFR or a SOFR average, as agreed between ACRC Lender W and Wells Fargo, (b) increase the guarantor’s permitted ratio of indebtedness to tangible net worth to not more than 4.5:1 and (c) remove the guarantor’s financial covenant that limited recourse indebtedness.

On February 14, 2022, the Company originated and fully funded a $5.9 million senior mortgage loan on an industrial property located in Florida. The loan has a per annum interest rate of LIBOR plus 5.90%.

On February 14, 2022, the Company originated and fully funded a $4.7 million senior mortgage loan on an industrial property located in Florida. The loan has a per annum interest rate of LIBOR plus 5.75%.

The Company’s Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the first quarter of 2022. The first quarter 2022 and supplemental cash dividends will be payable on April 14, 2022 to common stockholders of record as of March 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated:	February 15, 2022	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Dated:	February 15, 2022	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 15, 2022	By:	/s/ Bryan Donohoe
Bryan Donohoe Chief Executive Officer (Principal Executive Officer)
Dated:	February 15, 2022	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated:	February 15, 2022	By:	/s/ William S. Benjamin
William S. Benjamin Chairman, Director
Dated:	February 15, 2022	By:	/s/ Rand S. April
Rand S. April Director
Dated:	February 15, 2022	By:	/s/ Michael J Arougheti
Michael J Arougheti Director
Dated:	February 15, 2022	By:	/s/ Caroline E. Blakely
Caroline E. Blakely Director
Dated:	February 15, 2022	By:	/s/ William L. Browning
William L. Browning Director
Dated:	February 15, 2022	By:	/s/ Edmond N. Moriarty, III
Edmond N. Moriarty, III Director
Dated:	February 15, 2022	By:	/s/ Rebecca J. Parekh
Rebecca J. Parekh Director
Dated:	February 15, 2022	By:	/s/ James E. Skinner
James E. Skinner Director