Form 10-Q
period 2022-03-31
Ares Commercial Real Estate Corp
filed 2022-05-03
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2022
Common stock, $0.01 par value	47,438,363

1

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended December 31, 2021. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•the impact of Russia’s invasion of Ukraine and the international community’s response have created, and may continue to create, substantial political and economic disruption, uncertainty and risk;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “could,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and financial condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the risks, uncertainties and other factors set forth in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Annual Report”) and the other information included in our 2021 Annual Report and elsewhere in this quarterly report on Form 10-Q.

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

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$13,759	$50,615
Loans held for investment ($1,028,398 and $974,424 related to consolidated VIEs, respectively)	2,421,772	2,414,383
Current expected credit loss reserve	(20,452)	(23,939)
Loans held for investment, net of current expected credit loss reserve	2,401,320	2,390,444
Real estate owned held for sale, net	—	36,602
Other assets ($2,267 and $2,592 of interest receivable related to consolidated VIEs, respectively; $74,615 and $128,589 of other receivables related to consolidated VIEs, respectively)	100,726	154,177
Total assets	$2,515,805	$2,631,838
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$740,022	$840,047
Notes payable	22,631	50,358
Secured term loan	149,061	149,016
Collateralized loan obligation securitization debt (consolidated VIEs)	861,788	861,188
Secured borrowings	22,612	22,589
Due to affiliate	3,823	4,156
Dividends payable	16,740	16,674
Other liabilities ($689 and $570 of interest payable related to consolidated VIEs, respectively)	9,794	9,182
Total liabilities	1,826,471	1,953,210
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2022 and December 31, 2021 and 47,412,436 and 47,144,058 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	467	465
Additional paid-in capital	707,579	703,950
Accumulated other comprehensive income	10,458	2,844
Accumulated earnings (deficit)	(29,170)	(28,631)
Total stockholders' equity	689,334	678,628
Total liabilities and stockholders' equity	$2,515,805	$2,631,838

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Revenue:
Interest income	$33,364	$30,704
Interest expense	(12,013)	(12,139)
Net interest margin	21,351	18,565
Revenue from real estate owned	2,672	2,658
Total revenue	24,023	21,223
Expenses:
Management and incentive fees to affiliate	2,974	2,567
Professional fees	778	785
General and administrative expenses	1,613	1,157
General and administrative expenses reimbursed to affiliate	834	752
Expenses from real estate owned	4,309	3,277
Total expenses	10,508	8,538
Provision for current expected credit losses	(594)	(3,240)
Gain on sale of real estate owned	2,197	—
Income before income taxes	16,306	15,925
Income tax expense, including excise tax	105	185
Net income attributable to common stockholders	$16,201	$15,740
Earnings per common share:
Basic earnings per common share	$0.34	$0.46
Diluted earnings per common share	$0.34	$0.45
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	47,204,397	34,417,040
Diluted weighted average shares of common stock outstanding	47,654,549	34,720,950
Dividends declared per share of common stock	$0.35	$0.35

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Net income attributable to common stockholders	$16,201	$15,740
Other comprehensive income:
Realized and unrealized gains on derivative financial instruments	7,614	263
Comprehensive income	$23,815	$16,003

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	33,442,332	$329	$497,803	$—	$(25,117)	$473,015
Sale of common stock	7,000,000	70	100,800	—	—	100,870
Offering costs	—	—	(188)	—	—	(188)
Stock‑based compensation	35,509	—	521	—	—	521
Other comprehensive income	—	—	—	263	—	263
Net income	—	—	—	—	15,740	15,740
Dividends declared	—	—	—	—	(14,248)	(14,248)
Balance at March 31, 2021	40,477,841	$399	$598,936	$263	$(23,625)	$575,973
Sale of common stock	6,500,000	65	101,725	—	—	101,790
Offering costs	—	—	(164)	—	—	(164)
Stock‑based compensation	23,280	—	497	—	—	497
Other comprehensive income	—	—	—	(146)	—	(146)
Net income	—	—	—	—	17,615	17,615
Dividends declared	—	—	—	—	(16,528)	(16,528)
Balance at June 30, 2021	47,001,121	$464	$700,994	$117	$(22,538)	$679,037
Offering costs	—	—	(52)	—	—	(52)
Stock‑based compensation	700	—	428	—	—	428
Other comprehensive income	—	—	—	(98)	—	(98)
Net income	—	—	—	—	9,951	9,951
Dividends declared	—	—	—	—	(16,523)	(16,523)
Balance at September 30, 2021	47,001,821	$464	$701,370	$19	$(29,110)	$672,743
Sale of common stock	137,237	1	2,118	—	—	2,119
Offering costs	—	—	(32)	—	—	(32)
Stock‑based compensation	5,000	—	494	—	—	494
Other comprehensive income	—	—	—	2,825	—	2,825
Net income	—	—	—	—	17,154	17,154
Dividends declared	—	—	—	—	(16,675)	(16,675)
Balance at December 31, 2021	47,144,058	465	703,950	2,844	(28,631)	678,628
Sale of common stock	190,369	2	2,872	—	—	2,874
Offering costs	—	—	(9)	—	—	(9)
Stock‑based compensation	78,009	—	766	—	—	766
Other comprehensive income	—	—	—	7,614	—	7,614
Net income	—	—	—	—	16,201	16,201
Dividends declared	—	—	—	—	(16,740)	(16,740)
Balance at March 31, 2022	47,412,436	$467	$707,579	$10,458	$(29,170)	$689,334

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net income	$16,201	$15,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,220	2,232
Accretion of deferred loan origination fees and costs	(2,280)	(2,022)
Stock-based compensation	766	521
Depreciation of real estate owned	—	224
Provision for current expected credit losses	(594)	(3,240)
Gain on sale of real estate owned	(2,197)	—
Changes in operating assets and liabilities:
Other assets	3,956	(2,677)
Due to affiliate	(333)	169
Other liabilities	(1,524)	(1,023)
Net cash provided by (used in) operating activities	16,215	9,924
Investing activities:
Issuance of and fundings on loans held for investment	(217,549)	(219,205)
Principal repayment of loans held for investment	266,574	87,321
Receipt of origination fees	2,428	680
Proceeds from sale of real estate owned	38,227	—
Payments under derivative financial instruments	—	(150)
Net cash provided by (used in) investing activities	89,680	(131,354)
Financing activities:
Proceeds from secured funding agreements	37,892	77,253
Repayments of secured funding agreements	(137,917)	(483,223)
Proceeds from notes payable	—	6,206
Repayments of notes payable	(28,275)	(27,880)
Repayments of secured term loan	—	(50,000)
Payment of secured funding costs	(651)	(7,962)
Proceeds from issuance of debt of consolidated VIEs	—	540,471
Dividends paid	(16,674)	(11,124)
Proceeds from sale of common stock	2,874	100,870
Payment of offering costs	—	(13)
Net cash provided by (used in) financing activities	(142,751)	144,598
Change in cash and cash equivalents	(36,856)	23,168
Cash and cash equivalents, beginning of period	50,615	74,776
Cash and cash equivalents, end of period	$13,759	$97,944

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022
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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.

Refer to the Company’s Annual Report on Form 10-K for a description of the Company’s recurring accounting policies. The Company has included disclosure below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly or (ii) the Company views as critical as of the date of this report.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared on the accrual basis of accounting in conformity with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company, the consolidated variable interest entities (“VIEs”) that the Company controls and of which the Company is the primary beneficiary, and the Company’s wholly-owned subsidiaries. The unaudited consolidated interim financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated.

The unaudited consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results for any other interim period or that ultimately may be achieved for the year ending December 31, 2022.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The novel coronavirus (“COVID-19”) pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which have the potential to negatively impact the Company and its borrowers. While many countries, as well as certain local and state governments in the United States, have recently relaxed public health restrictions, recurring COVID-19 outbreaks, including outbreaks caused by different virus variants, may lead to the re-introduction of certain restrictions by certain local or state governments in the United States and globally. Even after the COVID-19 pandemic subsides, disruptions caused by the pandemic and the related supply chain challenges, labor shortages and inflationary pressures may continue and could, in turn, cause the United States economy or other global economies to experience a recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States or other major global economy.

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022, however, uncertainty over the ultimate impact the COVID-19 pandemic will have on the global economy and the Company’s business, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic. Actual results could differ from those estimates.

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

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense, except as noted below, in the Company’s consolidated statements of operations while the unamortized balance on the (i) Secured Funding Agreements (each individually defined in Note 6 included in these consolidated financial statements) is included within other assets and (ii) Notes Payable, the Secured Term Loan (each defined in Note 6 included in these consolidated financial statements) and Secured Borrowings (defined in Note 7 included in these consolidated financial statements) and debt securitizations are each included as a reduction to the carrying amount of the liability, in the Company’s consolidated balance sheets. Amortization of debt issuance costs for the note payable on the hotel property that is recognized as real estate owned in the Company’s consolidated balance sheets (see Note 6 included in these consolidated financial statements for additional information on the note payable) is included within expenses from real estate owned in the Company’s consolidated statements of operations.

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

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans as compared to its use of debt leverage. The Company includes interest income from its loans and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and Secured Borrowings (defined in Note 7 included in these consolidated financial statements) in net interest margin. For the three months ended March 31, 2022 and 2021, interest expense is comprised of the following ($ in thousands):

	For the three months ended March 31,
	2022	2021
Secured funding agreements	$5,127	$3,824
Notes payable (1)	453	1,194
Securitization debt	4,351	4,307
Secured term loan	1,732	1,341
Secured borrowings	292	1,431
Other (2)	58	42
Interest expense	$12,013	$12,139
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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 supersedes the accounting guidance for TDRs for creditors in its entirety and requires entities to evaluate all receivable modifications to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The Company elected to adopt the ASU for modifications occurring prospectively beginning in the first quarter of 2022.

3.   LOANS HELD FOR INVESTMENT

As of March 31, 2022, the Company’s portfolio included 77 loans held for investment, excluding 121 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $2.8 billion and outstanding principal was $2.4 billion as of March 31, 2022. During the three months ended March 31, 2022, the Company funded approximately $222.9 million of outstanding principal and received repayments of $212.6 million of outstanding principal as described in more detail in the tables below. As of March 31, 2022, 91.6% of the Company’s loans have LIBOR or Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 0.98%, calculated based on loans with LIBOR or SOFR floors. References to LIBOR or “L” are to 30-day LIBOR and references to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2022 and December 31, 2021 ($ in thousands):

	As of March 31, 2022
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,405,013	$2,421,979	5.4%	(2)	5.5%	(3)	1.5
Subordinated debt and preferred equity investments	16,759	17,394	13.7%	(2)	13.7%	(3)	3.8
Total loans held for investment portfolio	$2,421,772	$2,439,373	5.5%	(2)	5.6%	(3)	1.6

	As of December 31, 2021
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,397,655	$2,411,718	5.3%	(2)	5.4%	(3)	1.5
Subordinated debt and preferred equity investments	16,728	17,394	13.7%	(2)	13.7%	(3)	4.0
Total loans held for investment portfolio	$2,414,383	$2,429,112	5.4%	(2)	5.5%	(3)	1.6
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2022 and December 31, 2021 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of March 31, 2022 and December 31, 2021 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2022 and December 31, 2021).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of March 31, 2022 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$150.5	$150.0	L+3.61%	5.5%		Mar 2023		I/O
Office	Diversified	114.4	114.3	L+3.65%	5.7%		Jan 2023		I/O
Industrial	IL	86.5	85.9	L+4.55%	5.4%		May 2024		I/O
Mixed-use	FL	84.0	84.0	L+4.25%	5.7%		Feb 2023		I/O
Office	AZ	77.4	76.6	L+3.50%	4.3%		Oct 2024		I/O
Mixed-use	NY	75.0	74.4	L+3.65%	4.5%		Jul 2024		I/O
Office	NC	69.5	69.3	L+4.25%	7.0%		Mar 2023	(5)	I/O
Hotel	OR/WA	68.1	67.9	L+3.45%	7.4%		May 2022		I/O
Residential Condominium	FL	68.0	67.5	L+5.25%	6.3%		Jul 2023		I/O
Multifamily/Office	SC	67.0	66.7	L+2.90%	3.6%		Nov 2024		I/O
Multifamily	TX	66.2	65.6	L+2.85%	3.7%		Dec 2024		I/O
Office	NC	64.8	64.1	L+3.55%	4.5%		Aug 2024		I/O
Office	NY	62.7	62.0	L+3.85%	4.6%		Aug 2025		I/O
Residential Condominium	NY	61.8	60.9	S+8.95%	11.4%		Oct 2023		I/O	(6)
Office	IL	61.0	60.9	L+3.75%	5.3%		Dec 2022		I/O
Hotel	Diversified	60.4	60.3	L+3.60%	6.0%		Sep 2022		P/I	(7)
Mixed-use	CA	57.5	57.4	(8)	6.8%		Jan 2024		I/O
Office	IL	57.0	57.0	L+3.95%	6.2%		Jun 2022		P/I	(7)
Self Storage	NJ	55.5	55.6	L+3.80%	4.2%		Feb 2024		I/O
Office	GA	47.3	47.1	L+3.05%	5.7%		Dec 2022		I/O
Hotel	CA	40.0	39.8	L+4.12%	6.0%		Jan 2023		I/O
Hotel	CA	38.9	38.3	L+4.20%	5.1%		Mar 2025		I/O
Mixed-use	CA	37.9	37.8	L+4.10%	6.3%		Mar 2023		I/O
Multifamily	SC	37.5	37.3	L+2.75%	3.6%		Jun 2023		I/O
Student Housing	CA	35.9	35.9	L+3.95%	4.4%		Jul 2022		I/O
Mixed-use	TX	35.8	35.7	(9)	4.9%		Sep 2022		I/O
Hotel	IL	35.0	30.5	S+4.00%	—%	(10)	May 2024	(10)	I/O
Multifamily	SC	34.0	33.9	L+6.50%	10.2%		Sep 2022		I/O
Hotel	MI	33.2	33.2	L+3.95%	4.5%		Jul 2022		I/O
Office	CA	32.4	32.3	L+3.35%	6.0%		Nov 2022		I/O
Multifamily	CA	31.7	31.4	L+2.90%	3.6%		Dec 2025		I/O
Hotel	NY	30.7	30.2	S+4.40%	5.2%		Mar 2026		I/O
Multifamily	PA	29.3	29.3	L+3.00%	4.5%		Dec 2022		I/O
Office	IL	28.5	28.4	L+3.80%	6.2%		Jan 2023		I/O
Office	NC	28.5	28.2	L+3.53%	6.8%		May 2023		I/O
Industrial	FL	25.5	25.3	L+2.90%	3.6%		Dec 2025		I/O
Industrial	CO	24.6	24.4	(11)	8.2%		Feb 2023		I/O
Industrial	NJ	23.3	23.0	L+3.75%	4.8%		May 2024		I/O
Multifamily	WA	23.1	23.0	L+2.90%	3.5%		Nov 2025		I/O
Office	CA	22.9	22.8	L+3.40%	6.0%		Nov 2022		I/O
Student Housing	FL	22.0	22.0	L+3.25%	5.9%		Aug 2022		I/O
Multifamily	TX	21.9	21.7	L+2.50%	3.3%		Oct 2024		I/O
Industrial	CA	19.6	19.5	L+3.75%	6.3%		Mar 2023		I/O
Student Housing	AL	19.5	19.4	L+3.85%	4.7%		May 2024		I/O
Multifamily	WA	18.7	18.6	L+3.00%	5.1%		Mar 2023		I/O
Self Storage	PA	17.2	17.0	L+2.90%	4.2%		Dec 2025		I/O
Residential	CA	14.3	14.3	13.00%	—%	(12)	May 2021	(12)	I/O
Self Storage	PA	12.8	12.7	L+3.05%	4.3%		Oct 2024		I/O
Self Storage	MD	12.5	12.4	L+3.05%	4.3%		Oct 2024		I/O
Self Storage	MD	12.1	12.0	L+3.05%	4.3%		Oct 2024		I/O
Self Storage	FL	10.8	10.8	L+2.90%	4.4%		Dec 2023		I/O
Industrial	TX	10.4	10.3	L+5.25%	6.1%		Dec 2024		I/O
Self Storage	WA	10.2	10.2	L+3.05%	4.3%		Oct 2024		I/O

Office	NC	9.4	9.4	L+4.00%	6.6%	Nov 2022	I/O
Self Storage	MO	8.9	8.8	L+3.05%	4.3%	Oct 2024	I/O
Self Storage	AZ	8.5	8.5	L+2.90%	4.0%	May 2024	I/O
Self Storage	MA	8.5	8.5	L+2.90%	3.9%	Dec 2024	I/O
Industrial	PA	8.0	8.0	L+5.50%	6.3%	Sep 2024	I/O
Industrial	FL	7.8	7.7	L+5.90%	6.8%	Nov 2024	I/O
Self Storage	AZ	7.4	7.3	L+2.90%	4.1%	May 2024	I/O
Industrial	PA	7.0	6.9	L+5.90%	6.7%	Nov 2024	I/O
Self Storage	FL	7.0	6.9	L+2.90%	4.3%	Dec 2023	I/O
Industrial	TN	6.7	6.6	L+5.50%	6.3%	Nov 2024	I/O
Self Storage	FL	6.4	6.4	L+2.90%	4.3%	Dec 2023	I/O
Self Storage	MO	6.2	6.2	L+3.00%	4.4%	Dec 2023	I/O
Industrial	FL	5.9	5.9	S+5.90%	6.6%	Feb 2025	I/O
Self Storage	NJ	5.9	5.9	L+2.90%	4.2%	Jul 2024	I/O
Self Storage	IL	5.6	5.6	L+3.00%	4.3%	Dec 2023	I/O
Self Storage	WI	5.4	5.4	L+2.90%	3.9%	Jul 2024	I/O
Industrial	FL	4.7	4.6	S+5.75%	6.4%	Mar 2025	I/O
Self Storage	FL	4.4	4.4	L+2.90%	4.2%	Dec 2023	I/O
Self Storage	CO	3.2	3.2	L+2.90%	3.8%	Apr 2024	I/O
Industrial	CO	2.9	2.9	L+6.25%	7.1%	Sep 2024	I/O
Self Storage	TX	2.9	2.9	L+2.90%	3.9%	Sep 2024	I/O
Industrial	AZ	2.7	2.6	L+5.90%	6.7%	Oct 2024	I/O
Industrial	GA	1.3	1.3	L+5.25%	6.1%	Sep 2024	I/O
Subordinated Debt and Preferred Equity Investments:
Office	NJ	17.4	16.8	12.00%	13.7%	Jan 2026	I/O
Total/Weighted Average		$2,439.4	$2,421.8		5.5%

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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR or SOFR as of March 31, 2022 or the LIBOR or SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2022 as weighted by the outstanding principal balance of each loan.
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
(5)In March 2022, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior North Carolina loan to March 2023.
(6)This senior mortgage loan refinanced the previously existing $71.8 million senior mortgage loan that was held by the Company.
(7)Amortization began on the senior Illinois loan, which had an outstanding principal balance of $57.0 million as of March 31, 2022, and the senior diversified loan, which had an outstanding principal balance of $60.4 million as of March 31, 2022, in July 2021 and October 2021, respectively. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(8)At origination, the California loan was structured as both a senior and mezzanine loan with the Company holding both positions. The senior loan, which had an outstanding principal balance of $45.0 million as of March 31, 2022, accrues interest at a per annum rate of L + 3.80% and the mezzanine loan, which had an outstanding principal balance of $12.5 million as of March 31, 2022, accrues interest at a per annum rate of 15.00%.

(9)The senior Texas loan is split into two separate notes: Note A, which had an outstanding principal balance of $35.3 million as of March 31, 2022, accrues interest at a per annum rate of L + 3.75% and Note B, which had an outstanding principal balance of $0.4 million as of March 31, 2022, accrues interest at a per annum rate of L + 10.00%.
(10)Loan was on non-accrual status as of March 31, 2022 and therefore, there is no Unleveraged Effective Yield as the loan is non-interest accruing. In March 2022, the Company and the borrower entered into a modification and extension agreement to, among other things, amend the interest rate from L + 4.40% to S + 4.00% and extend the maturity date on the senior Illinois loan from May 2022 to May 2024. Both prior to and after the modification, the borrower is current on all payments.
(11)At origination, the Colorado loan was structured as a senior loan and in January 2022, the Company also originated the mezzanine loan. The senior loan, which had an outstanding principal balance of $20.8 million as of March 31, 2022, accrues interest at a per annum rate of L + 6.75% and the mezzanine loan, which had an outstanding principal balance of $3.8 million as of March 31, 2022, accrues interest at a per annum rate of S + 8.50%.
(12)Loan was on non-accrual status as of March 31, 2022 and therefore, there is no Unleveraged Effective Yield as the loan is non-interest accruing. As of March 31, 2022, the senior California loan, which is collateralized by a residential property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. The Company evaluated this loan for impairment and concluded that no impairment charge should be recognized as of March 31, 2022. This conclusion was based in part on: (1) the current estimated fair market value of the underlying collateral property, (2) the estimated value of the contractual right to residual proceeds from the sale of a second residential property and (3) the recourse payment guarantee from two individuals that are the owners of the underlying collateral. The estimated fair market value of the underlying collateral property was determined using the comparable market sales approach.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers and sponsors regarding the potential impacts of the COVID-19 pandemic on the Company’s loans. Some of the Company’s borrowers, in particular, borrowers with properties exposed to the hospitality, student housing and retail industries, indicated that due to the impact of the COVID-19 pandemic, they could be unable to timely execute their business plans, have experienced cash flow pressure, had to temporarily close their businesses or have experienced other negative business consequences. Certain borrowers have requested temporary interest deferral or forbearance or other modifications of their loans. These modifications included deferrals or capitalization of interest, amendments in extension, future funding or performance tests, extension of the maturity date, repurposing of reserves or covenant waivers on loans secured by properties directly or indirectly impacted by the COVID-19 pandemic.

For the three months ended March 31, 2022, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2021	$2,414,383
Initial funding	185,701
Origination fees and discounts, net of costs	(2,732)
Additional funding	35,000
Amortizing payments	(652)
Loan payoffs	(212,208)
Origination fee accretion	2,280
Balance at March 31, 2022	$2,421,772
Except as described above, as of March 31, 2022, all loans held for investment were paying in accordance with their contractual terms. As of March 31, 2022, the Company had two loans held for investment on non-accrual status with a carrying value of $44.8 million.

4.     CURRENT EXPECTED CREDIT LOSSES

    The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating-rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession; however, the short and long-term economic implications of the COVID-19 pandemic and its financial impact on the Company continue to be highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management's current estimate of expected credit losses as of March 31, 2022 decreased compared to the current estimate of expected credit losses as of December 31, 2021 primarily due to forecasted improvement in macroeconomic factors, shorter average remaining loan term and loan payoffs, partially offset by growth in the loan portfolio and other changes to the loan portfolio during the three months ended March 31, 2022. The CECL Reserve takes into consideration the assumed macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment.

As of March 31, 2022, the Company’s CECL Reserve for its loans held for investment portfolio is $24.7 million or 92 basis points of the Company’s total loans held for investment commitment balance of $2.7 billion and is bifurcated between the CECL reserve (contra-asset) related to outstanding balances on loans held for investment of $20.5 million and a liability for unfunded commitments of $4.2 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Current Expected Credit Loss Reserve for Funded Loan Commitments

    Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three months ended March 31, 2022 was as follows ($ in thousands):

Balance at December 31, 2021 (1)	$23,939
Provision for current expected credit losses	(3,487)
Write-offs	—
Recoveries	—
Balance at March 31, 2022 (1)	$20,452
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company's consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

    Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three months ended March 31, 2022 was as follows ($ in thousands):

Balance at December 31, 2021 (1)	$1,308
Provision for current expected credit losses	2,893
Write-offs	—
Recoveries	—
Balance at March 31, 2022 (1)	$4,201
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

    As of March 31, 2022, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2022	2021	2020	2019	2018	Prior	Total
Risk rating:
1	$—	$35,806	$—	$33,905	$9,393	$—	$79,104
2	19,771	495,289	—	105,949	22,816	96,819	740,644
3	159,724	511,837	320,711	260,597	157,575	89,794	1,500,238
4	—	—	—	—	101,786	—	101,786
5	—	—	—	—	—	—	—
Total	$179,495	$1,042,932	$320,711	$400,451	$291,570	$186,613	$2,421,772

Accrued Interest Receivable

    The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of March 31, 2022 and December 31, 2021, interest receivable of $11.5 million and $17.1 million, respectively, is included within other assets in the Company's consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

On November 8, 2021, the Company entered into a Purchase and Sale Agreement to sell the hotel property to a third party for $40.0 million and the sale closed on March 1, 2022. As such, as of December 31, 2021, the hotel property was classified as real estate owned held for sale in the Company’s consolidated balance sheet. For the three months ended March 31, 2022, the Company recognized a $2.2 million gain on the sale of the hotel property as the net carrying value of the hotel property as of the March 1, 2022 sale date was lower than the net sales proceeds received by the Company. The gain on the sale of the hotel property is included within gain on sale of real estate owned in the Company’s consolidated statements of operations. As of December 31, 2021, the assets and liabilities of the hotel property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as cash, restricted cash, trade receivables and payables and advance deposits. In connection with the sale of the hotel property, the Company provided a senior mortgage loan to the buyer of the hotel property. The initial advance funded under such loan was $30.7 million, with up to another $25.0 million of additional loan proceeds to be available for future advances to cover a portion of the anticipated property renovation plan costs, provided certain conditions are satisfied. At closing, the buyer contributed $12.9 million of equity into the purchase. Additionally, the buyer is required to fund an additional $8.7 million of equity associated with the anticipated property renovation plan costs.

The following table summarizes the Company’s real estate owned as of December 31, 2021 ($ in thousands):

Land	$10,200
Buildings and improvements	24,281
Furniture, fixtures and equipment	4,506
38,987
Less: Accumulated depreciation	(2,385)
Real estate owned, net	$36,602

For the three months ended March 31, 2022, the Company did not incur depreciation expense. For the three months ended March 31, 2021, the Company incurred depreciation expense of $224 thousand. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of March 31, 2022 and December 31, 2021, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	March 31, 2022			December 31, 2021
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$345,928	$450,000	(1)	$399,528	$450,000	(1)
Citibank Facility	200,970	325,000		192,970	325,000
CNB Facility	—	75,000		—	75,000
MetLife Facility	20,648	180,000		20,648	180,000
Morgan Stanley Facility	172,476	250,000		226,901	250,000
Subtotal	$740,022	$1,280,000		$840,047	$1,280,000

Notes Payable	$22,835	$23,480		$51,110	$51,755

Secured Term Loan	$150,000	$150,000		$150,000	$150,000

Total	$912,857	$1,453,480		$1,041,157	$1,481,755
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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $450.0 million. The maximum commitment may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The funding period of the Wells Fargo Facility expires on December 14, 2022, subject to one 12-month extension at the Company’s option, which, if exercised, would extend the funding period to December 14, 2023. The initial maturity date of the Wells Fargo Facility is December 14, 2022, subject to three 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if all three were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2025. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR or SOFR plus a pricing margin range of 1.50% to 2.75%, subject to certain exceptions.
Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. In January 2022, the Company amended the Citibank Facility to, among other things, extend the initial maturity date and funding availability period to January 13, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR or SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. Prior to the January 2022 amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility was utilized. Subsequent to the January 2022 amendment, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the three months ended March 31, 2022 and 2021, the Company incurred a non-utilization fee of $11 thousand and $159 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility
    The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2022, the Company exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 10, 2023. Since November 12, 2021, advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) SOFR (with a 0.35% floor) plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or Daily Simple SOFR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Prior to November 12, 2021, the interest rate on advances was a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three months ended March 31, 2022 and 2021, the Company incurred a non-utilization fee of $70 thousand and $27 thousand respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 13, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the MetLife Facility to August 13, 2024. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR or SOFR plus a spread of 2.50%, subject to certain exceptions. For a period of nine months subsequent to August 2020, the non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility, which is owed if less than 65% of the MetLife Facility is utilized, was waived. For the three months ended March 31, 2022, the Company incurred non-utilization fee of $60 thousand. For the three months ended March 31, 2021, the Company did not incur a non-utilization fee. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
Morgan Stanley Facility
    The Company is party to a $250.0 million master repurchase and securities contract with Morgan Stanley Bank, N.A. (“Morgan Stanley”) (the “Morgan Stanley Facility”). Under the Morgan Stanley Facility, the Company is permitted to sell, and later repurchase, certain qualifying commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing or self-storage properties. Morgan Stanley may approve the mortgage loans that are subject to the Morgan Stanley Facility in its sole discretion. The initial maturity date of the Morgan Stanley Facility is January 16, 2023, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Morgan Stanley Facility to January 16, 2025. On March 21, 2022, ACRC Lender MS LLC, a subsidiary of the Company and Morgan Stanley entered into the Second Amendment to Master Repurchase and Securities Contract to modify the interest rate provisions in the Morgan Stanley Facility such that financings under the Morgan Stanley Facility in connection with loans pledged to the Morgan Stanley Facility after December 31, 2021 will utilize SOFR. Advances under the Morgan Stanley Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR or SOFR plus a spread ranging from 1.75% to 2.25%, determined by Morgan Stanley, depending upon the mortgage loan sold to Morgan Stanley in the applicable transaction.

Notes Payable

Certain of the Company’s subsidiaries are party to two separate non-recourse note agreements (the “Notes Payable”) with the lenders referred to therein, consisting of (1) a $28.3 million note that was closed in June 2019, which was secured by a hotel property located in New York that was recognized as real estate owned in the Company’s consolidated balance sheets and (2) a $23.5 million note that was closed in November 2019, which is secured by a $34.6 million senior mortgage loan held by the Company on a multifamily property located in South Carolina.

The maturity date of the $28.3 million note was June 10, 2024, subject to one 6-month extension, which may have been exercised at the Company’s option, subject to the satisfaction of certain conditions, which, if exercised, would have extended the maturity date to December 10, 2024. The loan may be prepaid at any time subject to the payment of a prepayment fee, if applicable. Advances under the $28.3 million note accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.00%. The $28.3 million note was repaid in full in conjunction with the sale of the hotel property that was recognized as real estate owned on March 1, 2022. See Note 5 for further details.

The initial maturity date of the $23.5 million note is September 5, 2022, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to September 5, 2024. Advances under the $23.5 million note accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 3.75%. As of March 31, 2022, the total outstanding principal balance of the note was $22.8 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $150.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). In November 2021, the Company amended the Secured Term Loan to, among other things, (1) increase the commitment amount to $150.0 million, which was fully drawn on the closing date of the amendment, net of an original issue discount equal to 0.50% of the commitment amount, (2) extend the maturity date of the Secured Term Loan to November 12, 2026 and (3) update the interest rate on advances under the Secured Term Loan to the following fixed rates: (i)

4.50% per annum until May 12, 2025, (ii) after May 12, 2025 through November 12, 2025, the interest rate increases 0.125% every three months and (iii) after November 12, 2025 through November 12, 2026, the interest rate increases 0.250% every three months. Prior to the November 2021 amendment, advances under the Secured Term Loan accrued interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. During the 12-month extension period beginning December 22, 2020, the spread on advances under the Secured Term Loan increased every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. As of March 31, 2022, the total outstanding principal balance of the Secured Term Loan was $150.0 million.

The total original issue discount on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three months ended March 31, 2022 and 2021, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 4.6% and 5.1%, respectively.

7.   SECURED BORROWINGS

    A subsidiary of the Company is party to a secured borrowing arrangement related to a transferred loan that was closed in February 2020. In April 2019, the Company originated a $30.5 million loan on an office property located in North Carolina, which was bifurcated between a $24.4 million senior mortgage loan and a $6.1 million mezzanine loan. In February 2020, the Company transferred its interest in the $24.4 million senior mortgage loan to a third party and retained the $6.1 million mezzanine loan. The Company evaluated whether the transfer of the $24.4 million senior mortgage loan met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of effective control – and determined that the transfer did not qualify as a sale and thus, was treated as a financing transaction. As such, the Company did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in the Company’s consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing is May 5, 2023, subject to one 12-month extension, which may be exercised at the transferee’s option, which, if exercised, would extend the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrue interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. As of March 31, 2022, the total outstanding principal balance of the secured borrowing was $22.7 million.
8.   DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, which includes interest rate swaps and interest rate caps, on certain borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. These derivatives may or may not qualify as cash flow hedges under the hedge accounting requirements of FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Derivatives not designated as cash flow hedges are not speculative and are used to manage our exposure to interest rate movements. See Note 2 included in these consolidated financial statements for additional discussion of the accounting for designated and non-designated hedges.

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2022 and December 31, 2021 (notional amount in thousands):

	As of
	March 31, 2022					December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Rate(1)	Index	Weighted Average Maturity (Years)	Number of Instruments	Notional Amount	Rate(1)	Index	Weighted Average Maturity (Years)
Interest rate swaps	1	$550,000	0.2075%	LIBOR(2)	1.0	1	$700,000	0.2075%	LIBOR(2)	1.0
Interest rate caps	0(3)	—	—	—	—	1	220,000	0.5000%	LIBOR	1.0
_______________________________

(1)    Represents fixed rate for interest rate swaps and strike rate for interest rate caps.

(2)    Subject to a 0.00% floor.
(3) In March 2022, the Company re-calibrated its net exposure to interest rate changes by terminating its interest rate cap derivative, which had a notional amount of $170.0 million on the termination date and a strike rate of 0.50%. For the three months ended March 31, 2022, the Company recognized a $2.0 million realized gain within other comprehensive income in conjunction with the termination of the interest rate cap. In accordance with ASC 815, the realized gain will be recognized within current earnings over the remaining original term of the interest rate cap derivative as it was designated as an effective hedge.

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate derivatives	$8,498	2,979	—	—
____________________________

(1)    Included in other assets in the Company’s consolidated balance sheets.
(2)    Included in other liabilities in the Company’s consolidated balance sheets.

9.   COMMITMENTS AND CONTINGENCIES

    As further discussed in Note 2, the full extent of the impact of the COVID-19 pandemic on the global economy and the Company’s business continues to be uncertain. As of March 31, 2022, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of the COVID-19 pandemic, however, if the global pandemic continues and market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.
    As of March 31, 2022 and December 31, 2021, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	March 31, 2022	December 31, 2021
Total commitments	$2,682,968	$2,662,853
Less: funded commitments	(2,439,373)	(2,429,112)
Total unfunded commitments	$243,595	$233,741

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of March 31, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

10.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

    On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the three months ended March 31, 2022, the Company sold an aggregate of 190,369 shares of the Company’s common stock under the Equity Distribution Agreement at an average price of $15.33 per share. The sales generated net proceeds of approximately $2.9 million.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings, other than in connection with the “At the Market Stock Offering Program” described above, for the three months ended March 31, 2022. See “Equity Incentive Plan” below for shares issued under the plan described below.

Equity Incentive Plan

On April 23, 2012, the Company adopted an equity incentive plan. In April 2018, the Company’s board of directors authorized, and in June 2018, the Company’s stockholders approved, an amended and restated equity incentive plan that increased the total number of shares of common stock the Company may grant thereunder to 1,390,000 shares (the “Amended and Restated 2012 Equity Incentive Plan”). Pursuant to the Amended and Restated 2012 Equity Incentive Plan, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units (“RSUs”) and/or other equity-based awards to the Company’s outside directors, employees of the Manager, officers, ACREM and other eligible awardees under the plan. Any restricted shares of the Company’s common stock and RSUs will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation, resulting in stock-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or RSUs.

Restricted stock and RSU grants generally vest ratably over a one to three-year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock or RSU grant, classified as dividends paid, equal to the per-share dividends received by the Company’s common stockholders.

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of March 31, 2022:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2021	16,640	25,373	497,161	539,174
Granted	—	—	—	—
Vested	(5,820)	(6,941)	(78,009)	(90,770)
Forfeited	—	—	(1,666)	(1,666)
Balance at March 31, 2022	10,820	18,432	417,486	446,738

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
2022	7,067	18,432	5,433	30,932
2023	1,668	—	174,675	176,343
2024	1,668	—	145,326	146,994
2025	417	—	92,052	92,469
2026	—	—	—	—
Total	10,820	18,432	417,486	446,738

11.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021 ($ in thousands, except share and per share data):

	For the three months ended March 31,
	2022	2021
Net income attributable to common stockholders	$16,201	$15,740
Divided by:
Basic weighted average shares of common stock outstanding:	47,204,397	34,417,040
Weighted average non-vested restricted stock and RSUs	450,152	303,910
Diluted weighted average shares of common stock outstanding:	47,654,549	34,720,950
Basic earnings per common share	$0.34	$0.46
Diluted earnings per common share	$0.34	$0.45

12.   INCOME TAX

    The Company wholly owns ACRC Lender W TRS LLC, which is a taxable REIT subsidiary (“TRS”) formed to issue and hold certain loans intended for sale. The Company also wholly owns ACRC 2017-FL3 TRS LLC, which is a TRS formed to hold a portion of the FL3 CLO Securitization and FL4 CLO Securitization (as defined below), including the portion that generates excess inclusion income. Additionally, the Company wholly owns ACRC WM Tenant LLC, which is a TRS formed to lease from an affiliate the hotel property classified as real estate owned acquired on March 8, 2019. ACRC WM Tenant LLC engaged a third-party hotel management company to operate the hotel under a management contract prior to the sale of the hotel on March 1, 2022.

The income tax provision for the Company and the TRSs consisted of the following for the three months ended March 31, 2022 and 2021 ($ in thousands):

	For the three months ended March 31,
	2022	2021
Current	$15	$64
Deferred	—	—
Excise tax	90	121
Total income tax expense, including excise tax	$105	$185

    For the three months ended March 31, 2022 and 2021, the Company incurred an expense of $90 thousand and $121 thousand respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of March 31, 2022, tax years 2018 through 2021 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$8,498	$—	$8,498

    As of March 31, 2022 and December 31, 2021, the Company did not have any nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
Nonrecurring Fair Value Measurements

The Company was required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. Real estate owned consisted of a hotel property that was acquired by the Company on March 8, 2019 through a deed in lieu of foreclosure. See Note 5 included in these consolidated financial statements for more information on real estate owned. Real estate owned was recorded at fair value at acquisition using Level 3 inputs and is evaluated for indicators of impairment on a quarterly basis. Real estate owned was considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate owned over the estimated remaining holding period is less than the carrying amount of such real estate owned. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate owned. An impairment charge is recorded equal to the excess of the carrying value of the real estate owned over the fair value. The fair value of the hotel property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of a hotel, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as booking pace, growth rates, occupancy, daily room rates, hotel specific operating costs and future capital expenditures; and (2) projected cash flows from the eventual disposition of the hotel based upon the Company’s estimation of a hotel specific capitalization rate, hotel specific discount rates and comparable selling prices in the market.

As of March 31, 2022, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a nonrecurring basis. As of December 31, 2021, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2022 and December 31, 2021, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		March 31, 2022		December 31, 2021
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$2,421,772	$2,420,694	$2,414,383	$2,408,463
Financial liabilities:
Secured funding agreements	2	$740,022	$740,022	$840,047	$840,047
Notes payable	3	22,631	22,835	50,358	51,110
Secured term loan	3	149,061	150,000	149,016	150,000
Collateralized loan obligation securitization debt (consolidated VIEs)	3	861,788	853,157	861,188	863,403
Secured borrowings	3	22,612	22,715	22,589	22,715

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 10 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. On April 25, 2022, the Company and ACREM entered into an amendment to the Management Agreement to (a) exclude $2.4 million of net income associated with the sale of the real estate owned property for the three months ended March 31, 2022 and to (b) include $2.0 million of net income associated with the Company’s gain on the termination of its interest rate cap derivative for the three months ended March 31, 2022, in each case, with respect to Core Earnings for the three months ended March 31, 2022. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the three months ended March 31, 2022 and 2021, the Company incurred incentive fees of $358 thousand and $658 thousand, respectively.

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

The term of the Management Agreement ends on May 1, 2023, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2022 and 2021 and amounts payable to the Company’s Manager as of March 31, 2022 and December 31, 2021 ($ in thousands):

	Incurred		Payable
	For the three months ended March 31,		As of
	2022	2021	March 31, 2022	December 31, 2021
Affiliate Payments
Management fees	$2,616	$1,909	$2,616	$2,613
Incentive fees	358	658	358	830
General and administrative expenses	834	752	834	703
Direct costs (1)	29	—	15	10
Total	$3,837	$3,319	$3,823	$4,156
_______________________________

(1)    For the three months ended March 31, 2022 and 2021, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-

rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the total outstanding principal balance for co-investments held by the Company was $201.5 million and $158.3 million, respectively.

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

15.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2022 and 2021 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
February 15, 2022	March 31, 2022	April 14, 2022	$0.35	(1)	$16,740
Total cash dividends declared for the three months ended March 31, 2022			$0.35		$16,740

February 17, 2021	March 31, 2021	April 15, 2021	$0.35	(1)	$14,248
Total cash dividends declared for the three months ended March 31, 2021			$0.35		$14,248
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

As of March 31, 2022, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of $494.5 million (the “FL3 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $62.5 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2021, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of approximately $451.6 million that were closed by a wholly-owned subsidiary of the Company and approximately $105.4 million of receivables related to repayments of outstanding principal on previous mortgage assets. On April 13, 2021, the FL3 Issuer and the FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024. During the reinvestment period, the Company may direct the FL3 Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the FL3 Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

As of March 31, 2022, the FL4 Notes were collateralized by interests in a pool of 17 mortgage assets having a total principal balance of approximately $533.9 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $12.1 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2021, the FL4 Notes were collateralized by interests in a pool of 17 mortgage assets having a total principal balance of approximately $522.8 million that were closed by a wholly-owned subsidiary of the Company and approximately $23.2 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the period ending in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer may use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that meet certain acquisition criteria.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of March 31, 2022, the Company’s maximum risk of loss was $238.2 million, which represents the carrying value of its investments in the CLO Securitizations.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2022, except as disclosed below.

On April 15, 2022, the Company originated an $82.2 million senior mortgage loan on an office property located in Massachusetts. At closing, the outstanding principal balance was approximately $19.3 million. The loan has a per annum interest rate of SOFR plus 3.75%.

On April 21, 2022, the Company purchased a fully funded $4.5 million senior mortgage loan on a self storage property located in Florida from a third party. The loan has a per annum interest rate of LIBOR plus 2.90%.

On April 21, 2022, the Company purchased a fully funded $13.8 million senior mortgage loan on a self storage property located in Pennsylvania from a third party. The loan has a per annum interest rate of LIBOR plus 3.05%.

On April 21, 2022, the Company purchased a $6.8 million senior mortgage loan on a self storage property located in Massachusetts from a third party. At closing, the outstanding principal balance was approximately $6.3 million. The loan has a per annum interest rate of LIBOR plus 2.90%.

On April 21, 2022, the Company purchased a fully funded $8.0 million senior mortgage loan on a self storage property located in Texas from a third party. The loan has a per annum interest rate of LIBOR plus 2.90%.

On April 21, 2022, the Company purchased a fully funded $7.7 million senior mortgage loan on a self storage property located in Massachusetts from a third party. The loan has a per annum interest rate of LIBOR plus 2.90%.

The Company’s Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the second quarter of 2022. The second quarter 2022 and supplemental cash dividends will be payable on July 15, 2022 to common stockholders of record as of June 30, 2022.

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

Developments During the First Quarter of 2022:

•ACRE upsized an existing $20.8 million senior mortgage loan on an industrial property located in Colorado by $3.8 million.
•ACRE originated a $4.7 million senior mortgage loan on an industrial property located in Florida.
•ACRE originated a $5.9 million senior mortgage loan on an industrial property located in Florida.
•ACRE originated a $55.7 million senior mortgage loan on a hotel property located in New York.
•ACRE originated a $60.8 million senior mortgage loan on a hotel property located in California.
•ACRE originated a $91.1 million senior mortgage loan on a residential condominium property located in New York. This senior mortgage loan refinanced the previously existing $71.8 million senior mortgage loan that was held by the Company.
•ACRE originated an $18.2 million senior mortgage loan on a self storage property located in Philadelphia.
•ACRE originated an $8.5 million senior mortgage loan on a self storage property located in Massachusetts.
•ACRE originated a $5.9 million senior mortgage loan on a self storage property located in New Jersey.
•ACRE originated a $5.4 million senior mortgage loan on a self storage property located in Wisconsin.
•ACRE originated a $2.9 million senior mortgage loan on a self storage property located in Texas.
•ACRE amended the Citibank Facility to, among other things, extend the initial maturity date and funding availability period to January 13, 2025, subject to two 12-month extensions, each of which may be exercised at ACRE’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027.
•ACRE closed the sale of the hotel property that was classified as real estate owned to a third party for $40.0 million. During the three months ended March 31, 2022, ACRE recognized a $2.2 million gain on the sale of the hotel property as the net carrying value of the hotel property as of the sale closing date was lower than the net sales proceeds received by ACRE.
•ACRE re-calibrated its net exposure to interest rate changes by terminating its interest rate cap derivative, which had a notional amount of $170.0 million on the termination date and a strike rate of 0.50%. For the three months ended March 31, 2022, ACRE recognized a $2.0 million realized gain within other comprehensive income in conjunction with the termination of the interest rate cap. In accordance with FASB ASC Topic 815, Derivatives and Hedging, the realized gain will be recognized within current earnings over the remaining original term of the interest rate cap derivative as it was designated as an effective hedge.

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

Loans Held for Investment Portfolio

As of March 31, 2022, our portfolio included 77 loans held for investment, excluding 121 loans that were repaid, sold or converted to real estate owned since inception. As of March 31, 2022, the aggregate originated commitment under these loans at closing was approximately $2.8 billion and outstanding principal was $2.4 billion. During the three months ended March 31, 2022, we funded approximately $222.9 million of outstanding principal and received repayments of $212.6 million of outstanding principal. As of March 31, 2022, 91.6% of our loans have LIBOR or SOFR floors, with a weighted average floor of 0.98%, calculated based on loans with LIBOR or SOFR floors. References to LIBOR or “L” are to 30-day LIBOR and references to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of March 31, 2022, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of March 31, 2022 ($ in thousands):

	As of March 31, 2022
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,405,013	$2,421,979	5.4%	(2)	5.5%	(3)	1.5
Subordinated debt and preferred equity investments	16,759	17,394	13.7%	(2)	13.7%	(3)	3.8
Total loans held for investment portfolio	$2,421,772	$2,439,373	5.5%	(2)	5.6%	(3)	1.6
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of March 31, 2022 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of March 31, 2022 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2022).

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting estimates as disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K. See Note 2 to our consolidated financial statements included in this quarterly report on Form 10-Q, which describes factors which may impact management’s estimates and assumptions and the recently issued accounting pronouncements that were adopted or not yet required to be adopted by us.

RECENT DEVELOPMENTS

On April 15, 2022, we originated an $82.2 million senior mortgage loan on an office property located in Massachusetts. At closing, the outstanding principal balance was approximately $19.3 million. The loan has a per annum interest rate of SOFR plus 3.75%.

On April 21, 2022, we purchased a fully funded $4.5 million senior mortgage loan on a self storage property located in Florida from a third party. The loan has a per annum interest rate of LIBOR plus 2.90%.

On April 21, 2022, we purchased a fully funded $13.8 million senior mortgage loan on a self storage property located in Pennsylvania from a third party. The loan has a per annum interest rate of LIBOR plus 3.05%.

On April 21, 2022, we purchased a $6.8 million senior mortgage loan on a self storage property located in Massachusetts from a third party. At closing, the outstanding principal balance was approximately $6.3 million. The loan has a per annum interest rate of LIBOR plus 2.90%.

On April 21, 2022, we purchased a fully funded $8.0 million senior mortgage loan on a self storage property located in Texas from a third party. The loan has a per annum interest rate of LIBOR plus 2.90%.

On April 21, 2022, we purchased a fully funded $7.7 million senior mortgage loan on a self storage property located in Massachusetts from a third party. The loan has a per annum interest rate of LIBOR plus 2.90%.

Our Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the second quarter of 2022. The second quarter 2022 and supplemental cash dividends will be payable on July 15, 2022 to common stockholders of record as of June 30, 2022.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2022 and 2021 ($ in thousands):

	For the three months ended March 31,
	2022	2021
Total revenue	$24,023	$21,223
Total expenses	10,508	8,538
Provision for current expected credit losses	(594)	(3,240)
Gain on sale of real estate owned	2,197	—
Income before income taxes	16,306	15,925
Income tax expense, including excise tax	105	185
Net income attributable to common stockholders	$16,201	$15,740

The following tables set forth select details of our consolidated results of operations for the three months ended March 31, 2022 and 2021 ($ in thousands):

Net Interest Margin

	For the three months ended March 31,
	2022	2021
Interest income	$33,364	$30,704
Interest expense	(12,013)	(12,139)
Net interest margin	$21,351	$18,565

For the three months ended March 31, 2022 and 2021, net interest margin was approximately $21.4 million and $18.6 million, respectively. For the three months ended March 31, 2022 and 2021, interest income of $33.4 million and $30.7 million, respectively, was generated by weighted average earning assets of $2.4 billion and $1.9 billion, respectively, offset by $12.0 million and $12.1 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below and excluding the Note Payable on the hotel property that was recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, Secured Borrowings and securitization debt (as defined below) were $1.8 billion for the three months ended March 31, 2022 and $1.5 billion for the three months ended March 31, 2021. The increase in net interest margin for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the three months ended March 31, 2022.

Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For both the three months ended March 31, 2022 and 2021, revenue from real estate owned was $2.7 million. Revenues consist of room sales, food and beverage sales and other hotel revenues. The increase in revenue from real estate owned for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to the ongoing recovery from the impact of the COVID-19 pandemic as occupancy and overall revenue at the hotel property increased for the three months ended March 31, 2022. This was offset by the three months ended March 31, 2022 only including two months of operations as we closed the sale of the hotel property to a third party on March 1, 2022. In connection with the sale of the hotel property, we provided a senior mortgage loan to the buyer of the hotel property. The initial advance funded under such loan was $30.7 million, with up to another $25.0 million of additional loan proceeds to be available for future advances to cover a portion of the anticipated property renovation plan costs, provided certain conditions are satisfied. At closing, the buyer contributed $12.9 million of equity into the purchase. Additionally, the buyer is required to fund an additional $8.7 million of equity associated with the anticipated property renovation plan costs.

Operating Expenses

	For the three months ended March 31,
	2022	2021
Management and incentive fees to affiliate	$2,974	$2,567
Professional fees	778	785
General and administrative expenses	1,613	1,157
General and administrative expenses reimbursed to affiliate	834	752
Expenses from real estate owned	4,309	3,277
Total expenses	$10,508	$8,538

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the increase in operating expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Related Party Expenses

For the three months ended March 31, 2022, related party expenses included $3.0 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $2.6 million in management fees and $0.4 million in incentive fees. For the three months ended March 31, 2022, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended March 31, 2021, related party expenses included $2.6 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $1.9 million in management fees and $0.7 million in incentive fees. For the three months ended March 31, 2021, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily relates to an increase in our weighted average stockholders’ equity for the three months ended March 31, 2022 as a result of the public offering of 7,000,000 shares of our common stock in March 2021, which generated net proceeds of approximately $100.7 million, and the public offering of 6,500,000 shares of our common stock in June 2021, which generated net proceeds of approximately $101.6 million. The decrease in incentive fees for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily relates to our Core Earnings for the twelve months ended March 31, 2022 exceeding the 8% minimum return by a lower margin than the twelve months ended March 31, 2021. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. On April 25, 2022, ACRE and ACREM entered into an amendment to the Management Agreement to (a) include a $2.4 million adjustment to reverse the impact of accumulated depreciation following the sale of the real estate owned property for the three months ended March 31, 2022 and to (b) include a $2.0 million adjustment to include the realized gain from the termination of the interest rate cap derivative for the three months ended March 31, 2022, in each case, with respect to Core Earnings for the three months ended March 31, 2022. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. Allocable general and administrative expenses due to our Manager for the three months ended March 31, 2022 were consistent with the three months ended March 31, 2021.

Other Expenses

For both the three months ended March 31, 2022 and 2021, professional fees were $0.8 million. For the three months ended March 31, 2022 and 2021, general and administrative expenses were $1.6 million and $1.2 million, respectively. The increase in general and administrative expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily relates to an increase in stock-based compensation expense due to restricted stock and restricted stock unit awards granted after March 31, 2021.

    Expenses From Real Estate Owned

For the three months ended March 31, 2022 and 2021, expenses from real estate owned was comprised of the following ($ in thousands):

	For the three months ended March 31,
	2022	2021
Hotel operating expenses	$3,631	$2,643
Interest expense on note payable	678	410
Depreciation expense	—	224
Expenses from real estate owned	$4,309	$3,277

For the three months ended March 31, 2022 and 2021, hotel operating expenses were $3.6 million and $2.6 million, respectively. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. The increase in hotel operating expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to the ongoing recovery from the impact of the COVID-19 pandemic as occupancy and overall expenses at the hotel property increased for the three months ended March 31, 2022. This was partially offset by the three months ended March 31, 2022 only including two months of operations as we closed the sale of the hotel property to a third party on March 1, 2022. For the three months ended March 31, 2022 and 2021, interest expense on our note payable was $0.7 million and $0.4 million, respectively. The increase in interest expense on our note payable for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily attributed to the accelerated recognition of deferred costs due to the repayment of our note payable in conjunction with the sale of the hotel property to a third party on March 1, 2022. For the three months ended March 31, 2022, no depreciation expense was incurred as the hotel property was classified as real estate owned held for sale effective in November 2021. For the three months ended March 31, 2021, depreciation expense was $0.2 million.

Provision for Current Expected Credit Losses

For the three months ended March 31, 2022 and 2021, the provision for current expected credit losses was $(0.6) million and $(3.2) million, respectively. The decrease in the provision for current expected credit losses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to forecasted improvement in macroeconomic factors, shorter average remaining loan term and loan payoffs, partially offset by growth in the loan portfolio and other changes to the loan portfolio during the three months ended March 31, 2022.

The current expected credit loss reserve (“CECL Reserve”) takes into consideration our estimates relating to the macroeconomic impact of the COVID-19 pandemic on CRE properties and is not specific to any loan losses or impairments on our loans held for investment. Additionally, the CECL Reserve is not an indicator of what we expect our CECL Reserve would have been absent the current and potential future impacts of the COVID-19 pandemic.

Gain on Sale of Real Estate Owned

For the three months ended March 31, 2022, we recognized a $2.2 million gain on the sale of the hotel property that was recognized as real estate owned as the net carrying value of the hotel property as of the March 1, 2022 sale date was lower than the net sales proceeds received by the Company.

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

We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. Due to the impact of the COVID-19 pandemic, in 2020 and to a lesser extent for the periods following, we experienced borrowers unable to pay interest and principal payments timely, including at the maturity date of the borrower’s loan. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. Given the impact of the COVID-19 pandemic on the real estate industry and the potential impact on our borrowers, to mitigate the risk of future margin calls we proactively engaged in discussions with certain of our lenders in 2020 and to a lesser extent in periods following to modify the terms of our borrowings on certain assets within these facilities, in order to, among other things, reduce the amounts we are borrowing against such assets and/or increase the borrowing spreads. As a result of the ongoing risks of COVID-19, there is no guarantee that borrowers will be able to pay interest and principal payments timely. We may not receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

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

As of May 2, 2022, we had approximately $93 million in liquidity including $18 million of unrestricted cash and $75 million of availability under secured funding agreements.

At the Market Stock Offering Program

On November 22, 2019, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, may be made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the three months ended March 31, 2022, the Company sold 190,369 shares of common stock under the Equity Distribution Agreement.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2022 and 2021 ($ in thousands):

	For the three months ended March 31,
	2022	2021
Net income	$16,201	$15,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	14	(5,816)
Net cash provided by (used in) operating activities	16,215	9,924
Net cash provided by (used in) investing activities	89,680	(131,354)
Net cash provided by (used in) financing activities	(142,751)	144,598
Change in cash and cash equivalents	$(36,856)	$23,168

During the three months ended March 31, 2022 and 2021, cash and cash equivalents increased (decreased) by $(36.9) million and $23.2 million, respectively.

Operating Activities

For the three months ended March 31, 2022 and 2021, net cash provided by operating activities totaled $16.2 million and $9.9 million, respectively. For the three months ended March 31, 2022, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $0.6 million, accretion of deferred loan origination fees and costs of $2.3 million, amortization of deferred financing costs of $2.2 million, change in other assets of $4.0 million and gain on sale of real estate owned of $2.2 million. For the three months ended March 31, 2021, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $3.2 million, accretion of deferred loan origination fees and costs of $2.0 million, amortization of deferred financing costs of $2.2 million and change in other assets of $2.7 million.

Investing Activities

For the three months ended March 31, 2022 and 2021, net cash provided by (used in) investing activities totaled $89.7 million and $(131.4) million, respectively. This change in net cash provided by investing activities was primarily as a result of the cash received from principal repayment of loans held for investment exceeding the cash used for the origination and funding of loans held for investment and proceeds from the sale of real estate owned for the three months ended March 31, 2022.

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities totaled $142.8 million and primarily related to repayments of our Secured Funding Agreements of $137.9 million, repayments of our Notes Payable of $28.3 million and dividends paid of $16.7 million, partially offset by proceeds from our Secured Funding Agreements of $37.9 million and proceeds from the sale of our common stock of $2.9 million. For the three months ended March 31, 2021, net cash provided by financing activities totaled $144.6 million and primarily related to proceeds from our Secured Funding Agreements of $77.3 million, proceeds from the issuance of debt of consolidated VIEs of $540.5 million and proceeds from the sale of our common stock of $100.9 million, partially offset by repayments of our Secured Funding Agreements of $483.2 million, repayments of our Notes Payable of $27.9 million, repayments of our Secured Term Loan of $50.0 million and dividends paid of $11.1 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	March 31, 2022					December 31, 2021
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$345,928	Base Rate(1)+1.50 to 2.75%	December 14, 2022	(2)	$450,000	$399,528	LIBOR+1.50 to 2.75%	December 14, 2022	(2)
Citibank Facility	325,000	200,970	Base Rate(1)+1.50 to 2.10%	January 13, 2025	(3)	325,000	192,970	LIBOR+1.50 to 2.25%	January 13, 2022	(3)
CNB Facility	75,000	—	SOFR+2.65%	March 10, 2023	(4)	75,000	—	SOFR+2.65%	March 10, 2022	(4)
MetLife Facility	180,000	20,648	Base Rate(1)+2.10 to 2.50%	August 13, 2022	(5)	180,000	20,648	LIBOR+2.10 to 2.50%	August 13, 2022	(5)
Morgan Stanley Facility	250,000	172,476	Base Rate(1)+1.50 to 3.00%	January 16, 2023	(6)	250,000	226,901	LIBOR+1.50 to 3.00%	January 16, 2023	(6)
Subtotal	$1,280,000	$740,022				$1,280,000	$840,047

Notes Payable	$23,480	$22,835	LIBOR+3.75%	September 5, 2022	(7)	$51,755	$51,110	LIBOR+3.00 to 3.75%	(7)

Secured Term Loan	$150,000	$150,000	4.50%	November 12, 2026	(8)	$150,000	$150,000	4.50%	November 12, 2026	(8)
Total	$1,453,480	$912,857				$1,481,755	$1,041,157
_____________________________

(1)The base rate is LIBOR for loans pledged prior to December 31, 2021 and SOFR for loans pledged subsequent to December 31, 2021.
(2)The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to three 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. The maximum commitment may be increased to up to $500.0 million at our option, subject to the satisfaction of certain conditions, including payment of an upsize fee.
(3)In January 2022, we amended the Citibank Facility to, among other things, extend the initial maturity date and funding availability period to January 13, 2025, subject to two 12-month extensions, each of which may be exercised at our option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027.
(4)In March 2022, we exercised a 12-month extension option on the secured revolving funding facility with City National Bank (the "CNB Facility").
(5)The maturity date of the revolving master repurchase facility with Metropolitan Life Insurance Company (the “MetLife Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.
(6)The maturity date of the master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.
(7)A consolidated subsidiary of ours is party to a $23.5 million note agreement (the “Notes Payable”) with the lender referred to therein that has an initial maturity date of September 5, 2022, subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In March 2022, the $28.3 million note, which was secured by a hotel property located in New York that was recognized as real estate owned in our consolidated balance sheets, was repaid in full and not extended. The outstanding principal on the note at the time of repayment was $28.3 million.
(8)The maturity date of the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the "Secured Term Loan") is November 12, 2026 and the interest rate on advances under the Secured Term Loan are the following fixed rates: (i) 4.50% per annum until May 12, 2025, (ii) after May 12, 2025 through November 12, 2025, the interest rate increases 0.125% every three months and (iii) after November 12, 2025 through November 12, 2026, the interest rate increases 0.250% every three months.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of March 31, 2022, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of March 31, 2022, the carrying amount and outstanding principal of our CLO Securitizations was $861.8 million and $864.8 million, respectively. See Note 16 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitizations.

Secured Borrowings

As of March 31, 2022, the carrying amount and outstanding principal of our secured borrowings was $22.6 million and $22.7 million, respectively. See Note 7 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our secured borrowings.

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to continue to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4.5-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, our liquidity position, the anticipated liquidity and price volatility of the assets in our loans held for investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the impact of the COVID-19 pandemic on the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR or SOFR curve.

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

Before we make any distributions, whether for United States federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements under on our Financing Agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may elect to make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.

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

In this current environment, prepayments may slow down, or borrowers may not be able to repay principal upon the loan maturity or qualify for loan extensions due to the ongoing impact of the COVID-19 pandemic as well as rising interest rates. Additionally, if tenants are not able to pay rent to their landlords, property owners may not be able to make payments to their lenders. We have been in regular dialogue with our borrowers and our financing providers to assess this credit risk. See Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q for a more detailed description of the potential impacts of the COVID-19 pandemic on our loan investments.

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
    The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR or SOFR as of March 31, 2022, (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of March 31, 2022 and (3) no change in the notional amount of the interest rate swap agreement entered into as of March 31, 2022 ($ in millions):

Change in 30-Day LIBOR or SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$2.1
Up 50 basis points	$0.6
LIBOR or SOFR at 0 basis points	$1.2
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

Real Estate Risk

Our real estate investments are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; local markets with a significant exposure to the energy sector; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. The COVID-19 pandemic has had, and continues to have, particularly adverse impact on industries whose properties serve as collateral for some of our portfolio of loan investments. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2022, we were not subject to any material pending legal proceedings. If the COVID-19 pandemic continues and market conditions worsen, litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares Management’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has a customer contract with Melli Bank Plc, which has been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13224. Daisy generated a total of £41,546 in annual revenues (less than 0.01% of Daisy’s annual revenues) from its dealings with Melli Bank Plc and de minimis net profits. Daisy entered into the customer contract with Melli Bank Plc prior to the Ares funds’ investment in Daisy.

Daisy terminated its contract with Melli Bank Plc on February 26, 2022. Following termination of the contract, Daisy has not engaged, and does not intend to engage, in any further dealings or transactions with Melli Bank Plc.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (2)
10.1*	Sixth Amendment to Master Repurchase Agreement, dated as of January 13, 2022, by and among, ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer. (3)
10.2*
Second Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of February 10, 2022, by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A., as buyer and ACRC Lender C LLC, as seller. (4)

10.3*
Amendment to Parent Guaranty and Indemnity, dated as of February 10, 2022, by and among Morgan Stanley Bank, N.A., as buyer, ACRC Lender MS LLC, as seller, and Ares Commercial Real Estate Corporation, as guarantor. (5)

10.4*	Second Amendment to Guaranty, dated as of February 10, 2022 by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer. (6)
10.5*
Second Amended and Restated Guarantee Agreement, dated as of February 10, 2022 by and among Ares Commercial Real Estate Corporation, as guarantor, and Wells Fargo Bank, National Association, as buyer. (7)

10.6*
Third Amended and Restated Master Repurchase and Securities Contract, dated as of February 10, 2022, by and among ACRC Lender W LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller and Wells Fargo Bank, N.A., as buyer. (8)

10.7	Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of March 21, 2022, by and between ACRC Lender MS LLC, as seller, and Morgan Stanley Bank, N.A., as buyer.
10.8	Letter to Amend the Management Agreement, dated April 25, 2022, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 13, 2022.
(4)	Incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(5)	Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(6)	Incorporated by reference to Exhibit 10.62 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(7)	Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(8)	Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	May 3, 2022	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2022	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)