Form 10-Q
period 2022-09-30
Ares Commercial Real Estate Corp
filed 2022-11-02
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2022
Common stock, $0.01 par value	54,442,649

Page
Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	6
Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	7
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (unaudited)	8
Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 (unaudited) and the year ended December 31, 2021	9
Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	10
Notes to Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	52
Part II. Other Information
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	54
Signatures	55

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

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$77,297	$50,615
Loans held for investment ($930,603 and $974,424 related to consolidated VIEs, respectively)	2,508,609	2,414,383
Current expected credit loss reserve	(46,060)	(23,939)
Loans held for investment, net of current expected credit loss reserve	2,462,549	2,390,444
Real estate owned held for sale, net	—	36,602
Investment in available-for-sale debt securities, at fair value	27,730	—
Other assets ($2,539 and $2,592 of interest receivable related to consolidated VIEs, respectively; $131,662 and $128,589 of other receivables related to consolidated VIEs, respectively)	159,610	154,177
Total assets	$2,727,186	$2,631,838
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$847,697	$840,047
Notes payable	104,411	50,358
Secured term loan	149,153	149,016
Collateralized loan obligation securitization debt (consolidated VIEs)	822,319	861,188
Secured borrowings	—	22,589
Due to affiliate	4,879	4,156
Dividends payable	19,196	16,674
Other liabilities ($1,387 and $570 of interest payable related to consolidated VIEs, respectively)	12,454	9,182
Total liabilities	1,960,109	1,953,210
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2022 and December 31, 2021 and 54,438,363 and 47,144,058 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	537	465
Additional paid-in capital	812,050	703,950
Accumulated other comprehensive income	11,379	2,844
Accumulated earnings (deficit)	(56,889)	(28,631)
Total stockholders' equity	767,077	678,628
Total liabilities and stockholders' equity	$2,727,186	$2,631,838

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Interest income	$45,633	$34,023	$117,619	$95,587
Interest expense	(18,362)	(12,669)	(43,851)	(35,900)
Net interest margin	27,271	21,354	73,768	59,687
Revenue from real estate owned	—	5,850	2,672	12,271
Total revenue	27,271	27,204	76,440	71,958
Expenses:
Management and incentive fees to affiliate	3,868	3,175	10,608	8,693
Professional fees	842	480	2,720	1,880
General and administrative expenses	1,416	1,119	4,617	3,470
General and administrative expenses reimbursed to affiliate	1,011	773	2,641	2,313
Expenses from real estate owned	—	5,339	4,309	12,458
Total expenses	7,137	10,886	24,895	28,814
Provision for current expected credit losses	19,485	6,367	26,659	(756)
Gain on sale of real estate owned	—	—	2,197	—
Income before income taxes	649	9,951	27,083	43,900
Income tax expense, including excise tax	5	—	208	593
Net income attributable to common stockholders	$644	$9,951	$26,875	$43,307
Earnings per common share:
Basic earnings per common share	$0.01	$0.21	$0.53	$1.06
Diluted earnings per common share	$0.01	$0.21	$0.52	$1.05
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	54,415,545	46,957,339	50,753,915	40,840,453
Diluted weighted average shares of common stock outstanding	54,846,756	47,209,469	51,193,238	41,120,751
Dividends declared per share of common stock	$0.35	$0.35	$1.05	$1.05

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to common stockholders	$644	$9,951	$26,875	$43,307
Other comprehensive income:
Realized and unrealized gains (losses) on derivative financial instruments	(866)	(98)	8,679	19
Unrealized gains (losses) on available-for-sale debt securities	(144)	—	(144)	—
Comprehensive income	$(366)	$9,853	$35,410	$43,326

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	33,442,332	$329	$497,803	$—	$(25,117)	$473,015
Sale of common stock	7,000,000	70	100,800	—	—	100,870
Offering costs	—	—	(188)	—	—	(188)
Stock‑based compensation	35,509	—	521	—	—	521
Other comprehensive income	—	—	—	263	—	263
Net income	—	—	—	—	15,740	15,740
Dividends declared	—	—	—	—	(14,248)	(14,248)
Balance at March 31, 2021	40,477,841	399	598,936	263	(23,625)	575,973
Sale of common stock	6,500,000	65	101,725	—	—	101,790
Offering costs	—	—	(164)	—	—	(164)
Stock‑based compensation	23,280	—	497	—	—	497
Other comprehensive income	—	—	—	(146)	—	(146)
Net income	—	—	—	—	17,615	17,615
Dividends declared	—	—	—	—	(16,528)	(16,528)
Balance at June 30, 2021	47,001,121	464	700,994	117	(22,538)	679,037
Offering costs	—	—	(52)	—	—	(52)
Stock‑based compensation	700	—	428	—	—	428
Other comprehensive income	—	—	—	(98)	—	(98)
Net income	—	—	—	—	9,951	9,951
Dividends declared	—	—	—	—	(16,523)	(16,523)
Balance at September 30, 2021	47,001,821	464	701,370	19	(29,110)	672,743
Sale of common stock	137,237	1	2,118	—	—	2,119
Offering costs	—	—	(32)	—	—	(32)
Stock‑based compensation	5,000	—	494	—	—	494
Other comprehensive income	—	—	—	2,825	—	2,825
Net income	—	—	—	—	17,154	17,154
Dividends declared	—	—	—	—	(16,675)	(16,675)
Balance at December 31, 2021	47,144,058	465	703,950	2,844	(28,631)	678,628
Sale of common stock	190,369	2	2,872	—	—	2,874
Offering costs	—	—	(9)	—	—	(9)
Stock‑based compensation	78,009	—	766	—	—	766
Other comprehensive income	—	—	—	7,614	—	7,614
Net income	—	—	—	—	16,201	16,201
Dividends declared	—	—	—	—	(16,740)	(16,740)
Balance at March 31, 2022	47,412,436	467	707,579	10,458	(29,170)	689,334
Sale of common stock	7,000,000	70	103,323	—	—	103,393
Offering costs	—	—	(190)	—	—	(190)
Stock‑based compensation	25,927	—	699	—	—	699
Other comprehensive income	—	—	—	1,931	—	1,931
Net income	—	—	—	—	10,031	10,031
Dividends declared	—	—	—	—	(19,198)	(19,198)
Balance at June 30, 2022	54,438,363	537	811,411	12,389	(38,337)	786,000
Offering costs	—	—	(34)	—	—	(34)
Stock‑based compensation	—	—	673	—	—	673
Other comprehensive income	—	—	—	(1,010)	—	(1,010)
Net income	—	—	—	—	644	644
Dividends declared	—	—	—	—	(19,196)	(19,196)
Balance at September 30, 2022	54,438,363	$537	$812,050	$11,379	$(56,889)	$767,077

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net income	$26,875	$43,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	5,713	7,111
Accretion of discounts, deferred loan origination fees and costs	(7,878)	(5,979)
Stock-based compensation	2,138	1,446
Depreciation of real estate owned	—	674
Provision for current expected credit losses	26,659	(756)
Amortization of derivative financial instruments	(607)	—
Gain on sale of real estate owned	(2,197)	—
Changes in operating assets and liabilities:
Other assets	(9,831)	(16,728)
Due to affiliate	723	797
Other liabilities	472	408
Net cash provided by (used in) operating activities	42,067	30,280
Investing activities:
Issuance of and fundings on loans held for investment	(584,605)	(877,950)
Principal repayment of loans held for investment	500,852	299,021
Receipt of origination fees	7,359	4,636
Purchases of capitalized additions to real estate owned	—	(86)
Proceeds from sale of real estate owned	38,227	—
Purchases of available-for-sale debt securities	(27,872)	—
Payments under derivative financial instruments	2,085	(700)
Net cash provided by (used in) investing activities	(63,954)	(575,079)
Financing activities:
Proceeds from secured funding agreements	225,192	611,515
Repayments of secured funding agreements	(217,543)	(711,054)
Proceeds from notes payable	105,000	13,008
Repayments of notes payable	(51,110)	(27,880)
Repayments of secured term loan	—	(50,000)
Repayments of secured borrowings	(22,715)	—
Payment of secured funding costs	(3,000)	(9,734)
Proceeds from issuance of debt of consolidated VIEs	—	540,471
Repayments of debt of consolidated VIEs	(40,748)	(40,982)
Dividends paid	(52,611)	(41,901)
Proceeds from sale of common stock	106,267	202,660
Payment of offering costs	(163)	(293)
Net cash provided by (used in) financing activities	48,569	485,810
Change in cash and cash equivalents	26,682	(58,989)
Cash and cash equivalents, beginning of period	50,615	74,776
Cash and cash equivalents, end of period	$77,297	$15,787

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2022
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

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

Available-for-Sale Debt Securities

The Company acquires debt securities that are collateralized by mortgages on CRE properties primarily for short-term cash management and investment purposes. On the acquisition date, the Company designates investments in CRE debt securities as available-for-sale. Investments in CRE debt securities that are classified as available-for-sale are carried at fair value. Unrealized holding gains and losses for available-for-sale debt securities are recorded each period in other comprehensive income (“OCI”). The Company uses a specific identification method when determining the cost of a debt security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income (loss) into earnings.

Available-for-sale debt securities that are in an unrealized loss position are evaluated on a quarterly basis to determine whether declines in the fair value below the amortized cost basis qualify as other than temporary impairment (“OTTI”). The OTTI assessment is performed at the individual security level. In assessing whether the entire amortized cost basis of each security will be recovered, the Company will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered and an OTTI shall be considered to have occurred.

Available-for-sale debt securities are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the debt security is placed on non-accrual status. Interest payments received on non-accrual securities may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the debt security. Non-accrual debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current.

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

The Company performs a formal assessment on a quarterly basis on whether the derivative designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. Changes in the fair value of derivative contracts are recorded each period in either current earnings or OCI, depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the effective portion of the unrealized gains or losses on these contracts is recorded in OCI. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in current earnings prospectively. The Company does not enter into derivatives for trading or speculative purposes.

Revenue Recognition

    Interest income is accrued based on the outstanding principal amount and the contractual terms of each loan or debt security. For loans held for investment, the origination fees, contractual exit fees and direct loan origination costs are also recognized in interest income over the initial loan term as a yield adjustment using the effective interest method. For available-for-sale debt securities, premiums or discounts are amortized or accreted into interest income as a yield adjustment using the effective interest method.

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

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and Secured Borrowings (defined in Note 7 included in these consolidated financial statements) in net interest margin. For the three and nine months ended September 30, 2022 and 2021, interest expense is comprised of the following ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Secured funding agreements	$9,889	$4,308	$21,358	$11,327
Notes payable (1)	869	368	1,854	1,841
Securitization debt	8,469	5,414	18,411	14,858
Secured term loan	1,772	844	5,256	2,982
Secured borrowings	257	1,469	845	4,350
Other (2)	(2,894)	266	(3,873)	542
Interest expense	$18,362	$12,669	$43,851	$35,900
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

Recent Accounting Pronouncements

    In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU No. 2020-04 and ASU No. 2021-01 are effective for all entities and may be adopted retrospectively as of any date from the beginning of any interim period that includes or is subsequent to March 12, 2020 or prospectively to new modifications through December 31, 2022. The Company elected to adopt the new guidance and, for the modifications that have occurred to date, the adoption of the guidance has not had a material impact on the Company’s consolidated financial statements.

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

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2022, the Company’s portfolio included 70 loans held for investment, excluding 139 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $2.9 billion and outstanding principal was $2.5 billion as of September 30, 2022. During the nine months ended September 30, 2022, the Company funded approximately $601.8 million of outstanding principal and received repayments of $503.9 million of outstanding principal as described in more detail in the tables below. As of September 30, 2022, 90.8% of the Company’s loans have LIBOR or Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 0.92%, calculated based on loans with LIBOR or SOFR floors. References to LIBOR or “L” are to 30-day LIBOR and references to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2022 and December 31, 2021 ($ in thousands):

	As of September 30, 2022
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,470,545	$2,488,199	7.3%	(2)	7.7%	(3)	1.4
Subordinated debt and preferred equity investments	38,064	38,834	13.3%	(2)	13.3%	(3)	3.1
Total loans held for investment portfolio	$2,508,609	$2,527,033	7.4%	(2)	7.8%	(3)	1.4

	As of December 31, 2021
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,397,655	$2,411,718	5.3%	(2)	5.4%	(3)	1.5
Subordinated debt and preferred equity investments	16,728	17,394	13.7%	(2)	13.7%	(3)	4.0
Total loans held for investment portfolio	$2,414,383	$2,429,112	5.4%	(2)	5.5%	(3)	1.6
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2022 and December 31, 2021 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of September 30, 2022 and December 31, 2021 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2022 and December 31, 2021).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of September 30, 2022 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$151.5	$151.3	L+3.60%		7.1%		Mar 2023		I/O
Multifamily	NY	129.1	127.6	S+3.90%		7.4%		Jun 2025		I/O
Office	Diversified	117.4	117.4	S+3.75%		7.2%		Jan 2023		I/O
Multifamily	TX	100.0	99.1	S+3.50%		6.9%		Jul 2025		I/O
Industrial	IL	96.9	96.4	L+4.55%		8.1%		May 2024		I/O
Mixed-use	FL	84.0	84.0	L+4.25%		7.4%		Feb 2023		I/O
Office	AZ	77.4	76.8	L+3.50%		7.0%		Oct 2024		I/O
Mixed-use	NY	75.0	74.5	L+3.65%		7.2%		Jul 2024		I/O
Residential Condominium	FL	70.7	70.4	L+5.25%		9.0%		Jul 2023		I/O
Office	NC	69.2	69.1	L+4.25%		7.7%		Mar 2023	(5)	P/I	(6)
Residential Condominium	NY	67.8	67.2	S+8.95%		13.8%		Oct 2023		I/O	(8)
Multifamily	TX	67.5	67.0	L+2.85%		6.4%		Dec 2024		I/O
Multifamily/Office	SC	67.0	66.8	L+2.90%		6.3%		Nov 2024		I/O
Office	NC	66.1	65.6	S+3.65%		7.1%		Aug 2024		I/O
Office	NY	65.9	65.3	L+3.85%		7.4%		Aug 2025		I/O
Office	IL	61.0	61.0	L+3.75%		7.1%		Dec 2022		I/O
Mixed-use	CA	58.7	58.5	(9)		9.7%		Jan 2024		I/O
Office	IL	56.9	56.0	S+3.95%		—%	(10)	Jun 2023	(10)	I/O
Self Storage	NJ	55.5	55.5	L+3.80%		6.9%		Feb 2024		I/O
Hotel	Diversified	49.9	49.8	L+8.60%	(11)	12.8%		Dec 2022	(11)	P/I	(6)

Office	GA	48.5	48.5	L+3.05%		6.8%		Dec 2022		I/O
Hotel	CA	40.0	39.9	L+4.12%		7.8%		Jan 2023		I/O
Hotel	OR/WA	39.9	39.8	L+3.45%		9.7%		Nov 2022	(7)	I/O
Hotel	CA	39.4	38.9	S+4.20%		7.7%		Mar 2025		I/O
Mixed-use	CA	37.9	37.9	L+4.10%		7.8%		Mar 2023		I/O
Mixed-use	TX	35.3	35.2	S+3.85%	(12)	7.2%		Sep 2024	(12)	I/O
Hotel	IL	35.0	30.5	S+4.00%		—%	(13)	May 2024	(13)	I/O
Student Housing	CA	34.5	34.5	S+3.95%		7.0%		Jul 2023	(14)	I/O
Office	CA	32.9	32.9	L+3.35%		7.1%		Nov 2022		I/O
Multifamily	CA	31.7	31.5	L+2.90%		6.3%		Dec 2025		I/O
Hotel	NY	30.7	30.2	S+4.40%		8.0%		Mar 2026		I/O
Office	IL	30.2	30.1	L+3.80%		7.6%		Jan 2023		I/O
Multifamily	PA	29.4	29.3	L+3.00%		6.4%		Dec 2022		I/O
Industrial	FL	25.5	25.4	L+2.90%		6.3%		Dec 2025		I/O
Industrial	CO	24.6	24.5	(15)		10.9%		Feb 2023		I/O
Industrial	NJ	23.3	23.1	L+3.75%		7.6%		May 2024		I/O
Multifamily	WA	23.1	23.0	L+2.90%		6.2%		Nov 2025		I/O
Office	CA	22.8	22.8	L+3.40%		6.8%		Nov 2023		I/O
Office	MA	22.3	21.5	S+3.75%		7.7%		Apr 2025		I/O
Multifamily	TX	22.1	21.9	L+2.50%		6.0%		Oct 2024		I/O
Industrial	CA	19.6	19.5	L+3.75%		7.5%		Mar 2023		I/O
Student Housing	AL	19.5	19.4	L+3.85%		7.4%		May 2024		I/O
Multifamily	WA	18.7	18.7	L+3.00%		6.6%		Mar 2023		I/O
Self Storage	NJ	17.6	17.3	S+2.90%		6.7%		Apr 2025		I/O
Self Storage	PA	17.6	17.4	L+2.90%		6.3%		Dec 2025		I/O
Residential	CA	14.3	14.3	13.00%		—%	(16)	May 2021	(16)	I/O
Self Storage	PA	13.8	13.7	L+3.05%		6.6%		Oct 2024		I/O
Self Storage	MD	12.5	12.4	L+3.05%		6.5%		Oct 2024		I/O
Self Storage	WA	11.3	11.1	S+2.90%		6.7%		Mar 2025		I/O
Industrial	TX	10.3	10.3	L+5.25%		8.8%		Dec 2024		I/O
Self Storage	WA	10.2	10.2	L+3.05%		6.5%		Oct 2024		I/O
Industrial	FL	9.5	9.4	L+4.75%		9.4%		Nov 2024		I/O
Self Storage	MO	9.0	8.9	L+3.05%		6.5%		Oct 2024		I/O
Self Storage	MA	8.5	8.5	L+2.90%		6.2%		Dec 2024		I/O
Industrial	PA	8.0	8.0	L+5.50%		9.0%		Sep 2024		I/O
Self Storage	TX	8.0	8.0	L+2.90%		6.3%		Aug 2024		I/O
Self Storage	MA	7.7	7.6	L+2.90%		6.2%		Nov 2024		I/O
Industrial	PA	7.0	6.9	L+5.90%		9.4%		Nov 2024		I/O
Industrial	TN	6.7	6.6	L+5.50%		9.0%		Nov 2024		I/O
Self Storage	MA	6.4	6.4	L+2.90%		6.3%		Oct 2024		I/O
Self Storage	MO	6.4	6.4	L+3.00%		6.3%		Dec 2023		I/O
Industrial	FL	5.9	5.9	S+5.90%		9.3%		Feb 2025		I/O
Self Storage	NJ	5.9	5.9	L+2.90%		6.5%		Jul 2024		I/O
Self Storage	IL	5.6	5.6	L+3.00%		6.5%		Dec 2023		I/O
Industrial	FL	4.7	4.6	S+5.75%		9.2%		Mar 2025		I/O
Self Storage	TX	2.9	2.9	L+2.90%		6.2%		Sep 2024		I/O
Industrial	AZ	2.7	2.7	L+5.90%		9.4%		Oct 2024		I/O
Industrial	GA	1.3	1.3	L+5.25%		8.8%		Sep 2024		I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	SC	20.6	20.4	S+9.53%		13.0%		Sep 2025		I/O
Office	NJ	18.2	17.6	12.00%		13.6%		Jan 2026		I/O
Total/Weighted Average		$2,527.0	$2,508.6			7.4%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts)

and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR or SOFR as of September 30, 2022 or the LIBOR or SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2022 as weighted by the outstanding principal balance of each loan.
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
(6)Amortization began on the senior North Carolina loan, which had an outstanding principal balance of $69.2 million as of September 30, 2022 and the senior diversified loan, which had an outstanding principal balance of $49.9 million as of September 30, 2022, in April 2022 and October 2021, respectively. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(7)In May 2022, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Oregon/Washington loan from May 2022 to November 2022.
(8)This senior mortgage loan refinanced the previously existing $53.3 million senior mortgage loan that was held by the Company.
(9)At origination, the California loan was structured as both a senior and mezzanine loan with the Company holding both positions. The senior loan, which had an outstanding principal balance of $45.0 million as of September 30, 2022, accrues interest at a per annum rate of L + 3.80% and the mezzanine loan, which had an outstanding principal balance of $13.7 million as of September 30, 2022, accrues interest at a per annum rate of 18.00%.
(10)Loan was on non-accrual status as of September 30, 2022 and the Unleveraged Effective Yield is not applicable. In May 2022, the Company and the borrower entered into a modification and extension agreement to, among other things, amend the interest rate from L + 3.95% to S + 3.95% and extend the maturity date on the senior Illinois loan from June 2022 to June 2023. For the three months ended September 30, 2022, the Company received $0.7 million of interest payments in cash on the senior Illinois loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(11)In September 2022, the Company and the borrower entered into a modification and extension agreement to, among other things, amend the interest rate from L + 3.60% to L + 8.60% and extend the maturity date on the senior diversified loan from September 2022 to December 2022.
(12)In September 2022, the Company and the borrower entered into a modification and extension agreement to, among other things, amend the interest rate from L + 3.75% to S + 3.85% and extend the maturity date on the senior mixed-use loan from September 2022 to September 2024.
(13)Loan was on non-accrual status as of September 30, 2022 and the Unleveraged Effective Yield is not applicable. In March 2022, the Company and the borrower entered into a modification and extension agreement to, among other things, amend the interest rate from L + 4.40% to S + 4.00% and extend the maturity date on the senior Illinois loan from May 2022 to May 2024. For the three and nine months ended September 30, 2022, the Company received in cash and recognized $0.5 million and $0.9 million, respectively, of interest income on the senior Illinois loan and the borrower is current on all contractual interest payments. However, the senior Illinois loan is currently in default due to the failure of the borrower to make certain contractual reserve deposits by the May 2022 due date.
(14)In May 2022, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior California loan to July 2023.
(15)At origination, the Colorado loan was structured as a senior loan and in January 2022, the Company also originated the mezzanine loan. The senior loan, which had an outstanding principal balance of $20.8 million as of September 30, 2022, accrues interest at a per annum rate of L + 6.75% and the mezzanine loan, which had an outstanding principal balance of $3.8 million as of September 30, 2022, accrues interest at a per annum rate of S + 8.50%.
(16)Loan was on non-accrual status as of September 30, 2022 and the Unleveraged Effective Yield is not applicable. As of September 30, 2022, the senior California loan, which is collateralized by a residential property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. As of September 30, 2022, the Company has elected to assign a specific CECL reserve on the senior California loan. See Note 4 included in these consolidated financial statements for more information.

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

For the nine months ended September 30, 2022, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2021	$2,414,383
Initial funding	522,653
Origination fees and discounts, net of costs	(8,423)
Additional funding	77,033
Amortizing payments	(2,405)
Loan payoffs	(502,508)
Origination fee and discount accretion	7,876
Balance at September 30, 2022	$2,508,609
Except as described above, as of September 30, 2022, all loans held for investment were paying in accordance with their contractual terms. As of September 30, 2022, the Company had three loans held for investment on non-accrual status with a carrying value of $100.8 million.

4.     CURRENT EXPECTED CREDIT LOSSES

    The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession given current macroeconomic and geopolitical conditions and the ongoing effects of the COVID-19 pandemic; however, the financial impact on the Company of current circumstances is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management's current estimate of expected credit losses as of September 30, 2022 increased compared to the current estimate of expected credit losses as of June 30, 2022 primarily due to changes to the loan portfolio and the impact of the current macroeconomic environment on certain assets, including rising inflation, geopolitical uncertainty, rapidly rising interest rates and the ongoing effects of the COVID-19 pandemic, partially offset by shorter average remaining loan term and loan repayments during the three months ended September 30, 2022. The CECL Reserve takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specific reserve is warranted for a select asset.

As of September 30, 2022, the Company’s CECL Reserve for its loans held for investment portfolio is $51.9 million or 186 basis points of the Company’s total loans held for investment commitment balance of $2.8 billion and is bifurcated between the CECL reserve (contra-asset) related to outstanding balances on loans held for investment of $46.1 million and a liability for unfunded commitments of $5.8 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

During the three months ended September 30, 2022, the senior mortgage loan on a residential property located in California with a principal balance of $14.3 million was downgraded to a risk rating of “5”. As such, as of September 30, 2022, this loan was assessed individually and the Company has elected to assign a specific CECL reserve of $2.4 million on the loan based on the Company’s estimate of proceeds available from the anticipated sale of the collateral property less the estimated cost to sell the property. This specific CECL reserve is included in the Company's total CECL reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

    Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2022 was as follows ($ in thousands):

Balance at June 30, 2022	$27,613
Provision for current expected credit losses	18,447
Write-offs	—
Recoveries	—
Balance at September 30, 2022 (1)	$46,060

Balance at December 31, 2021 (1)	$23,939
Provision for current expected credit losses	22,121
Write-offs	—
Recoveries	—
Balance at September 30, 2022 (1)	$46,060
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company's consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

    Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2022 was as follows ($ in thousands):

Balance at June 30, 2022 (1)	$4,808
Provision for current expected credit losses	1,038
Write-offs	—
Recoveries	—
Balance at September 30, 2022 (1)	$5,846

Balance at December 31, 2021 (1)	$1,308
Provision for current expected credit losses	4,538
Write-offs	—
Recoveries	—
Balance at September 30, 2022 (1)	$5,846
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

    As of September 30, 2022, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2022	2021	2020	2019	2018	Prior	Total
Risk rating:
1	$13,526	$5,579	$—	$—	$—	$—	$19,105
2	139,539	414,343	—	83,976	22,788	34,460	695,106
3	294,077	534,318	325,242	172,278	118,875	100,930	1,545,720
4	67,200	—	—	63,009	86,505	17,640	234,354
5	—	—	—	—	14,324	—	14,324
Total	$514,342	$954,240	$325,242	$319,263	$242,492	$153,030	$2,508,609

Accrued Interest Receivable

    The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of September 30, 2022 and December 31, 2021, interest receivable of $14.0 million and $17.1 million, respectively, is included within other assets in the Company's consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

For the three and nine months ended September 30, 2022, the Company did not incur depreciation expense. For the three and nine months ended September 30, 2021, the Company incurred depreciation expense of $225 thousand and $674 thousand, respectively. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of September 30, 2022 and December 31, 2021, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	September 30, 2022			December 31, 2021
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$353,920	$450,000	(1)	$399,528	$450,000	(1)
Citibank Facility	273,269	325,000		192,970	325,000
CNB Facility	—	75,000		—	75,000
MetLife Facility	20,648	180,000		20,648	180,000
Morgan Stanley Facility	199,860	250,000		226,901	250,000
Subtotal	$847,697	$1,280,000		$840,047	$1,280,000

Notes Payable	$105,000	$105,000		$51,110	$51,755

Secured Term Loan	$150,000	$150,000		$150,000	$150,000

Total	$1,102,697	$1,535,000		$1,041,157	$1,481,755
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

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. In January 2022, the Company amended the Citibank Facility to, among other things, extend the initial maturity date and funding availability period to January 13, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR or SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. Prior to the January 2022 amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility was utilized. Subsequent to the January 2022 amendment, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the three months ended September 30, 2022, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2022, the Company incurred a non-utilization fee of $11 thousand. For the three and nine months ended September 30, 2021, the Company incurred a non-utilization fee of $162 thousand and $496 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility
    The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2022, the Company exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 10, 2023. Since November 12, 2021, advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) SOFR (with a 0.35% floor) plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or Daily Simple SOFR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Prior to November 12, 2021, the interest rate on advances was a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2022, the Company incurred a non-utilization fee of $72 thousand and $212 thousand, respectively. For the three and nine months ended September 30, 2021, the Company incurred a non-utilization fee of $28 thousand and $96 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. In July 2022, the Company exercised a 12-month extension option on the MetLife Facility to extend the initial maturity date to August 13, 2023, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the MetLife Facility to August 13, 2024. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR or SOFR plus a spread of 2.50%, subject to certain exceptions. For a period of nine months subsequent to August 2020, the non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility, which is owed if less than 65% of the MetLife Facility is utilized, was waived. For the three and nine months ended September 30, 2022, the Company incurred non-utilization fee of $62 thousand and $183 thousand, respectively. For the three and nine months ended September 30, 2021, the Company incurred a non-utilization fee of $62 thousand and $100 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
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

Notes Payable

Certain of the Company’s subsidiaries were party to two separate non-recourse note agreements with the lenders referred to therein, consisting of (1) a $28.3 million note that was closed in June 2019, which was secured by a hotel property located in New York that was recognized as real estate owned in the Company’s consolidated balance sheets and (2) a $23.5 million note that was closed in November 2019, which was secured by a $34.6 million senior mortgage loan held by the Company on a multifamily property located in South Carolina.

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

In July 2022, ACRC Lender CO LLC, a wholly owned subsidiary of the Company entered into a Credit and Security Agreement with Capital One, National Association, as administrative agent and collateral agent, and the lender referred to therein. The Credit and Security Agreement provides for a $105.0 million recourse note (together with the two non-recourse note agreements discussed above, the “Notes Payable”). The $105.0 million note is secured by a $133.0 million senior mortgage loan held by the Company on a multifamily property located in New York and is fully and unconditionally guaranteed by the Company pursuant to a Guaranty of Recourse Obligation. The initial maturity date of the $105.0 million note is July 28, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to July 28, 2027. The $105.0 million note accrues interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.00%. As of September 30, 2022, the total outstanding principal balance of the note was $105.0 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $150.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). In November 2021, the Company amended the Secured Term Loan to, among other things, (1) increase the commitment amount to $150.0 million, which was fully drawn on the closing date of the amendment, net of an original issue discount equal to 0.50% of the commitment amount, (2) extend the maturity date of the Secured Term Loan to November 12, 2026 and (3) update the interest rate on advances under the Secured Term Loan to the following fixed rates: (i) 4.50% per annum until May 12, 2025, (ii) after May 12, 2025 through November 12, 2025, the interest rate increases 0.125% every three months and (iii) after November 12, 2025 through November 12, 2026, the interest rate increases 0.250% every three months. Prior to the November 2021 amendment, advances under the Secured Term Loan accrued interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. During the 12-month extension period beginning December 22, 2020, the spread on advances under the Secured Term Loan increased every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. As of September 30, 2022, the total outstanding principal balance of the Secured Term Loan was $150.0 million.

The total original issue discount on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For both the three and nine months ended September 30, 2022, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 4.6%. For the three and nine months ended September 30, 2021, the estimated per annum effective interest rate of the Secured Term Loan, which was equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 5.5% and 5.3%, respectively.

7.   SECURED BORROWINGS

    A subsidiary of the Company was party to a secured borrowing arrangement related to a transferred loan that was closed in February 2020. In April 2019, the Company originated a $30.5 million loan on an office property located in North Carolina, which was bifurcated between a $24.4 million senior mortgage loan and a $6.1 million mezzanine loan. In February 2020, the Company transferred its interest in the $24.4 million senior mortgage loan to a third party and retained the $6.1 million mezzanine loan. The Company evaluated whether the transfer of the $24.4 million senior mortgage loan met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of effective control – and determined that the transfer did not qualify as a sale and thus, was treated as a financing transaction. As such, the Company did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in the Company’s consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing was May 5, 2023, subject to one 12-month extension, which may have been exercised at the transferee’s option, which, if exercised, would have extended the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. In July 2022, the $30.5 million loan was fully repaid and thus, the $24.4 million secured borrowing liability was derecognized.

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2022 and December 31, 2021 (notional amount in thousands):

	As of
	September 30, 2022					December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Rate(1)	Index	Weighted Average Maturity (Years)	Number of Instruments	Notional Amount	Rate(1)	Index	Weighted Average Maturity (Years)
Interest rate swaps	1	$460,000	0.2075%	LIBOR(2)	0.6	1	$700,000	0.2075%	LIBOR(2)	1.0
Interest rate caps	0(3)	—	—	—	—	1	220,000	0.5000%	LIBOR	1.0
_______________________________

(1)    Represents fixed rate for interest rate swaps and strike rate for interest rate caps.
(2)    Subject to a 0.00% floor.
(3)    In March 2022, the Company re-calibrated its net exposure to interest rate changes by terminating its interest rate cap derivative, which had a notional amount of $170.0 million on the termination date and a strike rate of 0.50%. For the three months ended March 31, 2022, the Company recognized a $2.0 million realized gain within OCI in conjunction with the termination of the interest rate cap. In accordance with ASC 815, the realized gain will be recognized within current earnings over the remaining original term of the interest rate cap derivative as it was designated as an effective hedge. For the three and nine months ended September 30, 2022, the Company recognized a realized gain of $354 thousand and $622 thousand, respectively, through a reduction in interest expense, on the termination of the interest rate cap within current earnings.

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate derivatives	$10,181	$2,979	$—	$—
____________________________

(1)    Included in other assets in the Company’s consolidated balance sheets.
(2)    Included in other liabilities in the Company’s consolidated balance sheets.

9.   COMMITMENTS AND CONTINGENCIES

    As further discussed in Note 2, the impact of the current macroeconomic and geopolitical conditions on the Company’s business is uncertain. As of September 30, 2022, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions or the ongoing effects of the COVID-19 pandemic, however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.
    As of September 30, 2022 and December 31, 2021, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2022	December 31, 2021
Total commitments	$2,784,902	$2,662,853
Less: funded commitments	(2,527,033)	(2,429,112)
Total unfunded commitments	$257,869	$233,741

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of September 30, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

10.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

    On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company offered and sold, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, were made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the nine months ended September 30, 2022, the Company sold an aggregate of 190,369 shares of the Company’s common stock under the Equity Distribution Agreement at an average price of $15.33 per share. The sales generated net proceeds of approximately $2.9 million. On June 30, 2022, the Company filed a new registration statement on Form S-3 with the SEC, which became effective on July 26, 2022; however, the “at the market offering” program is currently unavailable.

Stock Repurchase Program

On July 26, 2022, the Company’s Board of Directors approved a stock repurchase program of up to $50.0 million, which is expected to be in effect until July 26, 2023, or until the approved dollar amount has been used to repurchase shares (the “Repurchase Program”). Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. The Company did not conduct any repurchases under the Repurchase Program during the three months ended September 30, 2022.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of September 30, 2022:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2021	16,640	25,373	497,161	539,174
Granted	24,780	—	—	24,780
Vested	(18,674)	(25,373)	(79,156)	(123,203)
Forfeited	—	—	(12,064)	(12,064)
Balance at September 30, 2022	22,746	—	405,941	428,687

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
2022	6,609	—	4,286	10,895
2023	14,052	—	169,608	183,660
2024	1,668	—	141,994	143,662
2025	417	—	90,053	90,470
2026	—	—	—	—
Total	22,746	—	405,941	428,687

11.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021 ($ in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$644	$9,951	$26,875	$43,307
Divided by:
Basic weighted average shares of common stock outstanding:	54,415,545	46,957,339	50,753,915	40,840,453
Weighted average non-vested restricted stock and RSUs	431,211	252,130	439,323	280,298
Diluted weighted average shares of common stock outstanding:	54,846,756	47,209,469	51,193,238	41,120,751
Basic earnings per common share	$0.01	$0.21	$0.53	$1.06
Diluted earnings per common share	$0.01	$0.21	$0.52	$1.05

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

The income tax provision for the Company and the TRSs consisted of the following for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Current	$5	$(35)	$28	$437
Deferred	—	—	—	—
Excise tax	—	35	180	156
Total income tax expense, including excise tax	$5	$—	$208	$593

    For the three months ended September 30, 2022, the Company did not incur any expense for U.S. federal excise tax. For the nine months ended September 30, 2022, the Company incurred an expense of $180 thousand for U.S. federal excise tax. For the three and nine months ended September 30, 2021, the Company incurred an expense of $35 thousand and $156 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of September 30, 2022, tax years 2018 through 2022 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

Derivative Financial Instruments

The Company is required to record derivative financial instruments at fair value on a recurring basis in accordance with GAAP. The fair value of interest rate derivatives was estimated using a third-party specialist, based on contractual cash flows and observable inputs comprising credit spreads.

Available-for-Sale Debt Securities

The Company designates investments in CRE debt securities as available-for-sale on the acquisition date of such CRE debt securities. The Company is required to record investments in available-for-sale debt securities at fair value on a recurring basis in accordance with GAAP. During the three months ended September 30, 2022, the Company acquired three CRE debt securities for an aggregate purchase price of $27.9 million, which consisted of floating rate, investment grade rated debt securities that had a weighted average coupon of SOFR plus 2.47%. The Company’s available-for-sale debt securities have a contractual maturity greater than 10 years from the purchase date.

As of September 30, 2022, the Company had three CRE debt security investments designated as available-for-sale debt securities. As of December 31, 2021, the Company had no CRE debt security investments. The following table summarizes the Company’s investments in available-for-sale debt securities as of September 30, 2022 ($ in thousands):

	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,874	$126	$(144)

The fair value of available-for-sale debt securities was estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 ($ in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$10,181	$—	$10,181
Available-for-sale debt securities	$—	$27,730	$—	$27,730

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$2,979	$—	$2,979

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

As of September 30, 2022 and December 31, 2021, the Company did not have any nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

As of September 30, 2022, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a nonrecurring basis. As of December 31, 2021, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2022 and December 31, 2021, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2022		December 31, 2021
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$2,508,609	$2,495,532	$2,414,383	$2,408,463
Financial liabilities:
Secured funding agreements	2	$847,697	$847,697	$840,047	$840,047
Notes payable	3	104,411	103,530	50,358	51,110
Secured term loan	3	149,153	136,790	149,016	150,000
Collateralized loan obligation securitization debt (consolidated VIEs)	3	822,319	794,427	861,188	863,403
Secured borrowings	3	—	—	22,589	22,715

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 10 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. On April 25, 2022, the Company and ACREM entered into an amendment to the Management Agreement to (a) exclude $2.4 million of net income associated with the sale of the real estate owned property for the three months ended March 31, 2022 and to (b) include $2.0 million of net income associated with the Company’s gain on the termination of its interest rate cap derivative for the three months ended March 31, 2022, in each case, with respect to Core Earnings for the three months ended March 31, 2022. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the three and nine months ended September 30, 2022, the Company incurred incentive fees of $855 thousand and $2.2 million, respectively. For the three and nine months ended September 30, 2021, the Company incurred incentive fees of $572 thousand and $1.9 million, respectively.

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

The term of the Management Agreement ends on April 25, 2023, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2022 and 2021 and amounts payable to the Company’s Manager as of September 30, 2022 and December 31, 2021 ($ in thousands):

	Incurred				Payable
	For the three months ended September 30,		For the nine months ended September 30,		As of
	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Affiliate Payments
Management fees	$3,013	$2,602	$8,430	$6,770	$3,013	$2,613
Incentive fees	855	572	2,178	1,923	855	830
General and administrative expenses	1,011	773	2,641	2,313	1,011	703
Direct costs(1)	1	4	40	(3)	—	10
Total	$4,880	$3,951	$13,289	$11,003	$4,879	$4,156
_______________________________

(1)    For the three and nine months ended September 30, 2022 and 2021, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the total outstanding principal balance for co-investments held by the Company was $209.0 million and $158.3 million, respectively.

Loan Purchases From Affiliate

An affiliate of the Company’s Manager maintains a $200.0 million real estate debt warehouse investment vehicle (the “Ares Warehouse Vehicle”) that holds Ares Management originated commercial real estate loans, which are made available to purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase loans from the Ares Warehouse Vehicle. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company once the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by the Ares Warehouse Vehicle. In addition, from time to time, the Company may purchase loans, including participations in loans, from other Ares Management managed investment vehicles. Loans purchased by the Company from the Ares Warehouse Vehicle or other Ares Management managed investment vehicles are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors.

15.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2022 and 2021 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
July 29, 2022	September 30, 2022	October 17, 2022	$0.35	(1)	$19,196
May 3, 2022	June 30, 2022	July 15, 2022	0.35	(1)	19,198
February 15, 2022	March 31, 2022	April 14, 2022	0.35	(1)	16,740
Total cash dividends declared for the nine months ended September 30, 2022			$1.05		$55,134

July 30, 2021	September 30, 2021	October 15, 2021	$0.35	(1)	$16,523
May 4, 2021	June 30, 2021	July 15, 2021	0.35	(1)	16,528
February 17, 2021	March 31, 2021	April 15, 2021	0.35	(1)	14,248
Total cash dividends declared for the nine months ended September 30, 2021			$1.05		$47,299
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

As of September 30, 2022, the FL3 Notes were collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $427.2 million (the “FL3 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $129.8 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2021, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of approximately $451.6 million that were closed by a wholly-owned subsidiary of the Company and approximately $105.4 million of receivables related to repayments of outstanding principal on previous mortgage assets. On April 13, 2021, the FL3 Issuer and the FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024. During the reinvestment period, the Company may direct the FL3 Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the FL3 Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

As of September 30, 2022, the FL4 Notes were collateralized by interests in a pool of 13 mortgage assets having a total principal balance of approximately $503.4 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $1.9 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2021, the FL4 Notes were collateralized by interests in a pool of 17 mortgage assets having a total principal balance of approximately $522.8 million that were closed by a wholly-owned subsidiary of the Company and approximately $23.2 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the period ending in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer may use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that meet certain acquisition criteria.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the three months ended September 30, 2022, the Company paid down $29.7 million of the FL4 Offered Notes.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of September 30, 2022, the Company’s maximum risk of loss was $238.2 million, which represents the carrying value of its investments in the CLO Securitizations.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2022, except as disclosed below.

The Company’s Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the fourth quarter of 2022. The fourth quarter 2022 and supplemental cash dividends will be payable on January 18, 2023 to common stockholders of record as of December 30, 2022.

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

Developments During the Third Quarter of 2022:

•ACRE purchased a $17.6 million senior mortgage loan on a self storage property located in New Jersey from a third party.
•ACRE purchased an $11.5 million senior mortgage loan on a self storage property located in Washington from a third party.
•ACRE originated a $20.6 million mezzanine loan on a multifamily property located in South Carolina.
•ACRE purchased a AAA rated CRE debt security with a face amount of $18.0 million from a third party.
•ACRE purchased a AAA rated CRE debt security with a face amount of $5.0 million from a third party.
•ACRE purchased a AAA rated CRE debt security with a face amount of $5.0 million from a third party.
•A wholly owned subsidiary of ACRE closed a $105.0 million note financing, which is secured by a $133.0 million senior mortgage loan held by ACRE on a multifamily property located in New York and is fully and unconditionally guaranteed by ACRE pursuant to a Guaranty of Recourse Obligation. The initial maturity date of the $105.0 million note is July 28, 2025, subject to two 12-month extensions, each of which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to July 28, 2027. Advances under the $105.0 million note accrue interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.00%.
•ACRE’s Board of Directors approved a stock repurchase program of up to $50.0 million, which is expected to be in effect until July 26, 2023, or until the approved dollar amount has been used to repurchase shares (the “Repurchase Program”). Pursuant to the Repurchase Program, ACRE may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements.

Trends Affecting Our Business

Global markets continued to see volatility during the third quarter, fueled by further tightening of monetary policy and geopolitical uncertainty. In response to heightened inflation, the Federal Reserve continues to raise interest rates, which has created further uncertainty for the economy and for our borrowers. These current macroeconomic conditions may continue or aggravate and could cause the United States economy or other global economies to experience an economic slowdown or recession. We continue to monitor the uncertainty surrounding inflation and rising interest rates; however, the full impact that these factors may have on our business remains uncertain.

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

Stock Repurchase Program

On July 26, 2022, our Board of Directors approved a stock repurchase program of up to $50.0 million, which is expected to be in effect until July 26, 2023, or until the approved dollar amount has been used to repurchase shares (the “Repurchase Program”). Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. We did not conduct any repurchases under the Repurchase Program during the three months ended September 30, 2022.

Loans Held for Investment Portfolio

As of September 30, 2022, our portfolio included 70 loans held for investment, excluding 139 loans that were repaid, sold or converted to real estate owned since inception. As of September 30, 2022, the aggregate originated commitment under these loans at closing was approximately $2.9 billion and outstanding principal was $2.5 billion. During the nine months ended September 30, 2022, we funded approximately $601.8 million of outstanding principal and received repayments of $503.9 million of outstanding principal. As of September 30, 2022, 90.8% of our loans have LIBOR or SOFR floors, with a weighted average floor of 0.92%, calculated based on loans with LIBOR or SOFR floors. References to LIBOR or “L” are to 30-day LIBOR and references to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of September 30, 2022, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2022 ($ in thousands):

	As of September 30, 2022
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,470,545	$2,488,199	7.3%	(2)	7.7%	(3)	1.4
Subordinated debt and preferred equity investments	38,064	38,834	13.3%	(2)	13.3%	(3)	3.1
Total loans held for investment portfolio	$2,508,609	$2,527,033	7.4%	(2)	7.8%	(3)	1.4
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2022 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of September 30, 2022 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2022).

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

RECENT DEVELOPMENTS

Our Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the fourth quarter of 2022. The fourth quarter 2022 and supplemental cash dividends will be payable on January 18, 2023 to common stockholders of record as of December 30, 2022.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Total revenue	$27,271	$27,204	$76,440	$71,958
Total expenses	7,137	10,886	24,895	28,814
Provision for current expected credit losses	19,485	6,367	26,659	(756)
Gain on sale of real estate owned	—	—	2,197	—
Income before income taxes	649	9,951	27,083	43,900
Income tax expense, including excise tax	5	—	208	593
Net income attributable to common stockholders	$644	$9,951	$26,875	$43,307

The following tables set forth select details of our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

Net Interest Margin

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Interest income	$45,633	$34,023	$117,619	$95,587
Interest expense	(18,362)	(12,669)	(43,851)	(35,900)
Net interest margin	$27,271	$21,354	$73,768	$59,687

For the three months ended September 30, 2022 and 2021, net interest margin was approximately $27.3 million and $21.4 million, respectively. For the three months ended September 30, 2022 and 2021, interest income of $45.6 million and $34.0 million, respectively, was generated by weighted average earning assets of $2.6 billion and $2.3 billion, respectively, offset by $18.4 million and $12.7 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below), the Secured Term Loan, Secured Borrowings and securitization debt (as defined below) were $1.9 billion for the three months ended September 30, 2022 and $1.7 billion for the three months ended September 30, 2021. The increase in net interest margin for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the three months ended September 30, 2022, the benefit received from our interest rate hedging derivative contracts for the three months ended September 30, 2022, the benefit received from the increase in LIBOR and SOFR rates on our loans held for investment for the three months ended September 30, 2022 and the impact of the accelerated recognition of deferred fees and prepayment penalties received from borrowers related to loans that were repaid during the three months ended September 30, 2022.

For the nine months ended September 30, 2022 and 2021, net interest margin was approximately $73.8 million and $59.7 million, respectively. For the nine months ended September 30, 2022 and 2021, interest income of $117.6 million and $95.6 million, respectively, was generated by weighted average earning assets of $2.5 billion and $2.1 billion, respectively, offset by $43.9 million and $35.9 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable (excluding the Note Payable on the hotel property that was recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, Secured Borrowings and securitization debt were $1.9 billion for the nine months ended September 30, 2022 and $1.6 billion for the nine months ended September 30, 2021. The increase in net interest margin for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the nine months ended September 30, 2022, the benefit received from our interest rate hedging derivative contracts for the nine months ended September 30, 2022, the benefit received from the increase in LIBOR and SOFR rates on our loans held for investment for the nine months ended September 30, 2022 and the impact of the accelerated recognition of deferred fees and prepayment penalties received from borrowers related to loans that were repaid during the nine months ended September 30, 2022.

Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the three months ended September 30, 2022, there was no revenue from real estate owned as we closed the sale of the hotel property to a third party on March 1, 2022. For the three months ended September 30, 2021, revenue from real estate owned was $5.9 million. For the nine months ended September 30, 2022 and 2021, revenue from real estate owned was $2.7 million and $12.3 million, respectively. Revenues consisted of room sales, food and beverage sales and other hotel revenues. The decrease in revenue from real estate owned for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to the nine months ended September 30, 2022 only including two months of hotel operations. In connection with the sale of the hotel property, we provided a senior mortgage loan to the buyer of the hotel property. The initial advance funded under such loan was $30.7 million, with up to another $25.0 million of additional loan proceeds to be available for future advances to cover a portion of the anticipated property renovation plan costs, provided certain conditions are satisfied. At closing, the buyer contributed $12.9 million of equity into the purchase. Additionally, the buyer is required to fund an additional $8.7 million of equity associated with the anticipated property renovation plan costs.

Operating Expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Management and incentive fees to affiliate	$3,868	$3,175	$10,608	$8,693
Professional fees	842	480	2,720	1,880
General and administrative expenses	1,416	1,119	4,617	3,470
General and administrative expenses reimbursed to affiliate	1,011	773	2,641	2,313
Expenses from real estate owned	—	5,339	4,309	12,458
Total expenses	$7,137	$10,886	$24,895	$28,814

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the decrease in operating expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and the cause of the decrease in operating expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Related Party Expenses

For the three months ended September 30, 2022, related party expenses included $3.9 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $3.0 million in management fees and $0.9 million in incentive fees. For the three months ended September 30, 2022, related party expenses also included $1.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended September 30, 2021, related party expenses included $3.2 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $2.6 million in management fees and $0.6 million in incentive fees. For the three months ended September 30, 2021, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily relates to an increase in our weighted average stockholders’ equity for the three months ended September 30, 2022 as a result of the public offering of 7,000,000 shares of our common stock in May 2022, which generated net proceeds of approximately $103.2 million. The increase in incentive fees for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily relates to our Core Earnings (as defined below) for the twelve months ended September 30, 2022 exceeding the 8% minimum return by a higher margin than the twelve months ended September 30, 2021. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. The increase in allocable general and administrative expenses due to our Manager for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year and the inclusion of additional eligible expense reimbursements per the Amended and Restated Management Agreement that became effective during the three months ended September 30, 2022.

For the nine months ended September 30, 2022, related party expenses included $10.6 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $8.4 million in management fees and $2.2 million in incentive fees. For the nine months ended September 30, 2022, related party expenses also included $2.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2021, related party expenses included $8.7 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $6.8 million in management fees and $1.9 million in incentive fees. For the nine months ended September 30, 2021, related party expenses also included $2.3 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily relates to an increase in our weighted average stockholders’ equity for the nine months ended September 30, 2022 as a result of the public offering of 7,000,000 shares of our common stock in March 2021, which generated net proceeds of approximately $100.7 million, the public offering of 6,500,000 shares of our common stock in June 2021, which generated net proceeds of approximately $101.6 million and the public offering of 7,000,000 shares of our common stock in May 2022, which generated net proceeds of approximately $103.2 million. The increase in incentive fees for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily relates to our Core Earnings for the twelve months ended September 30, 2022 exceeding the 8% minimum return by a higher margin than the twelve months ended September 30, 2021. On April 25, 2022, ACRE and ACREM entered into an amendment to the Management Agreement to (a) include a $2.4 million adjustment to reverse the impact of accumulated depreciation following the sale of the real estate owned property for the three months ended March 31, 2022 and to (b) include a $2.0 million adjustment to include the realized gain from the termination of the interest rate cap derivative for the three months ended March 31, 2022, in each case, with respect to Core Earnings for the three months ended March 31, 2022. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. The increase in allocable general and administrative expenses due to our Manager for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year and the inclusion of additional eligible expense reimbursements per the Amended and Restated Management Agreement that became effective during the nine months ended September 30, 2022.

Other Expenses

For the three months ended September 30, 2022 and 2021, professional fees were $0.8 million and $0.5 million, respectively. The increase in professional fees for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily relates to an increase in our use of third-party professionals due to changes in transaction activity year over year. For the three months ended September 30, 2022 and 2021, general and administrative expenses were $1.4 million and $1.1 million, respectively. The increase in general and administrative expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily relates to an increase in stock-based compensation expense due to new restricted stock and restricted stock unit grants awarded after September 30, 2021.

For the nine months ended September 30, 2022 and 2021, professional fees were $2.7 million and $1.9 million, respectively. The increase in professional fees for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily relates to an increase in our use of third-party professionals due to changes in transaction activity year over year. For the nine months ended September 30, 2022 and 2021, general and administrative expenses were $4.6 million and $3.5 million, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily relates to an increase in stock-based compensation expense due to restricted stock and restricted stock unit awards granted after September 30, 2021.

    Expenses From Real Estate Owned

For the three and nine months ended September 30, 2022 and 2021, expenses from real estate owned was comprised of the following ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Hotel operating expenses	$—	$4,694	$3,631	$10,539
Interest expense on note payable	—	420	678	1,245
Depreciation expense	—	225	—	674
Expenses from real estate owned	$—	$5,339	$4,309	$12,458

For the three months ended September 30, 2022, there were no expenses from real estate owned as we closed the sale of the hotel property to a third party on March 1, 2022. For the three months ended September 30, 2021, hotel operating expenses were $4.7 million. Hotel operating expenses consisted primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense included housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily included the cost of food, the cost of beverages and associated labor costs. Other operating expenses included labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. For the three months ended September 30, 2021, interest expense on our note payable was $0.4 million. For the three months ended September 30, 2021, depreciation expense was $0.2 million.

For the nine months ended September 30, 2022 and 2021, hotel operating expenses were $3.6 million and $10.5 million, respectively. The decrease in hotel operating expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to the nine months ended September 30, 2022 only including two months of hotel operations. For the nine months ended September 30, 2022 and 2021, interest expense on our note payable was $0.7 million and $1.2 million, respectively. The decrease in interest expense on our note payable for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily attributed to the nine months ended September 30, 2022 only including two months of hotel operations. This was partially offset by the accelerated recognition of deferred costs for the nine months ended September 30, 2022 due to the repayment of our note payable in conjunction with the sale of the hotel property to a third party on March 1, 2022. For the nine months ended September 30, 2022, no depreciation expense was incurred as the hotel property was classified as real estate owned held for sale effective in November 2021. For the nine months ended September 30, 2021, depreciation expense was $0.7 million.

Provision for Current Expected Credit Losses

For the three months ended September 30, 2022 and 2021, the provision for current expected credit losses was $19.5 million and $6.4 million, respectively. The increase in the provision for current expected credit losses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is primarily due to changes to the loan portfolio and the impact of the current macroeconomic environment on certain assets, including rising inflation, geopolitical uncertainty, rapidly rising interest rates and the ongoing effects of the COVID-19 pandemic, partially offset by shorter average remaining loan term and loan repayments during the three months ended September 30, 2022.

For the nine months ended September 30, 2022 and 2021, the provision for current expected credit losses was $26.7 million and $(0.8) million, respectively. The increase in the provision for current expected credit losses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to changes to the loan portfolio and the impact of the current macroeconomic environment on certain assets, including rising inflation, geopolitical uncertainty, rapidly rising interest rates and the ongoing effects of the COVID-19 pandemic, partially offset by shorter average remaining loan term and loan repayments during the nine months ended September 30, 2022.

The current expected credit loss reserve (“CECL Reserve”) takes into consideration our estimates relating to the impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on our loans held for investment, unless the Company determines that a specific reserve is warranted for a select asset. Additionally, the CECL Reserve is not an indicator of what we expect our CECL Reserve would have been absent the current and potential future impacts of macroeconomic and geopolitical conditions and the ongoing effects of the COVID-19 pandemic.

Gain on Sale of Real Estate Owned

For the nine months ended September 30, 2022, we recognized a $2.2 million gain on the sale of the hotel property that was recognized as real estate owned as the net carrying value of the hotel property as of the March 1, 2022 sale date was lower than the net sales proceeds received by the Company.

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

As of November 1, 2022, we had approximately $156 million in liquidity including $81 million of unrestricted cash and $75 million of availability under secured funding agreements.

At the Market Stock Offering Program

On November 22, 2019, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which we offered and sold, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $100.0 million. Subject to the terms and conditions of the Equity Distribution Agreement, sales of common stock, if any, were made in transactions that are deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the nine months ended September 30, 2022, we sold 190,369 shares of common stock under the Equity Distribution Agreement. On June 30, 2022, we filed a new registration statement on Form S-3 with the SEC, which became effective on July 26, 2022; however, the “at the market offering” program is currently unavailable.

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

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	For the nine months ended September 30,
	2022	2021
Net income	$26,875	$43,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	15,192	(13,027)
Net cash provided by (used in) operating activities	42,067	30,280
Net cash provided by (used in) investing activities	(63,954)	(575,079)
Net cash provided by (used in) financing activities	48,569	485,810
Change in cash and cash equivalents	$26,682	$(58,989)

During the nine months ended September 30, 2022 and 2021, cash and cash equivalents increased (decreased) by $26.7 million and $(59.0) million, respectively.

Operating Activities

For the nine months ended September 30, 2022 and 2021, net cash provided by operating activities totaled $42.1 million and $30.3 million, respectively. For the nine months ended September 30, 2022, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $26.7 million, accretion of discounts, deferred loan origination fees and costs of $7.9 million, amortization of deferred financing costs of $5.7 million, change in other assets of $9.8 million and gain on sale of real estate owned of $2.2 million. For the nine months ended September 30, 2021, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $0.8 million, accretion of discounts, deferred loan origination fees and costs of $6.0 million, amortization of deferred financing costs of $7.1 million and change in other assets of $16.7 million.

Investing Activities

For the nine months ended September 30, 2022 and 2021, net cash used in investing activities totaled $64.0 million and $575.1 million, respectively. This change in net cash used in investing activities was primarily as a result of the cash used for the origination and funding of loans held for investment and purchases of available-for-sale debt securities exceeding the cash received from principal repayment of loans held for investment and from the sale of real estate owned for the nine months ended September 30, 2022.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities totaled $48.6 million and primarily related to proceeds from our Secured Funding Agreements of $225.2 million, proceeds from our Notes Payable of $105.0 million and proceeds from the sale of our common stock of $106.3 million, partially offset by repayments of our Secured Funding Agreements of $217.5 million, repayments of our Notes Payable of $51.1 million, repayments of debt of consolidated VIEs of $40.7 million and dividends paid of $52.6 million. For the nine months ended September 30, 2021, net cash provided by financing activities totaled $485.8 million and primarily related to proceeds from our Secured Funding Agreements of $611.5 million, proceeds from the issuance of debt of consolidated VIEs of $540.5 million and proceeds from the sale of our common stock of $202.7 million, partially offset by repayments of our Secured Funding Agreements of $711.1 million, repayments of our Notes Payable of $27.9 million, repayments of our Secured Term Loan of $50.0 million, repayments of debt of consolidated VIEs of $41.0 million and dividends paid of $41.9 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	September 30, 2022					December 31, 2021
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$353,920	Base Rate(1)+1.50 to 2.75%	December 14, 2022	(2)	$450,000	$399,528	LIBOR+1.50 to 2.75%	December 14, 2022	(2)
Citibank Facility	325,000	273,269	Base Rate(1)+1.50 to 2.10%	January 13, 2025	(3)	325,000	192,970	LIBOR+1.50 to 2.25%	January 13, 2022	(3)
CNB Facility	75,000	—	SOFR+2.65%	March 10, 2023	(4)	75,000	—	SOFR+2.65%	March 10, 2022	(4)
MetLife Facility	180,000	20,648	Base Rate(1)+2.10 to 2.50%	August 13, 2023	(5)	180,000	20,648	LIBOR+2.10 to 2.50%	August 13, 2022	(5)
Morgan Stanley Facility	250,000	199,860	Base Rate(1)+1.50 to 3.00%	January 16, 2023	(6)	250,000	226,901	LIBOR+1.50 to 3.00%	January 16, 2023	(6)
Subtotal	$1,280,000	$847,697				$1,280,000	$840,047

Notes Payable	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(7)	$51,755	$51,110	LIBOR+3.00 to 3.75%	(7)

Secured Term Loan	$150,000	$150,000	4.50%	November 12, 2026	(8)	$150,000	$150,000	4.50%	November 12, 2026	(8)
Total	$1,535,000	$1,102,697				$1,481,755	$1,041,157
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
(3)In January 2022, we amended the Citibank Facility to, among other things, extend the initial maturity date and funding availability period to January 13, 2025, subject to two 12-month extensions, each of which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid.
(4)In March 2022, we exercised a 12-month extension option on the secured revolving funding facility with City National Bank (the "CNB Facility").
(5)In July 2022, we exercised a 12-month extension option on the revolving master repurchase facility with Metropolitan Life Insurance Company (the “MetLife Facility”). The MetLife Facility is subject to one 12-month extension, which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid.
(6)The maturity date of the master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid.
(7)A wholly owned subsidiary of ours is party to a Credit and Security Agreement with the lender referred to therein, which provides for a $105.0 million note (the "Notes Payable"). The $105.0 million note is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. A consolidated subsidiary of ours was party to a $23.5 million note agreement with the lender referred to therein. In June 2022, the $23.5 million note was repaid in full and not extended. The outstanding principal on the note at the time of repayment was $22.8 million. In March 2022, the $28.3 million note, which was secured by a hotel property located in New York that was recognized as real estate owned in our consolidated balance sheets, was repaid in full and not extended. The outstanding principal on the note at the time of repayment was $28.3 million.
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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of September 30, 2022, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of September 30, 2022, the carrying amount and outstanding principal of our CLO Securitizations was $822.3 million and $824.1 million, respectively. See Note 16 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitizations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As part of our risk management strategy, our Manager closely monitors our portfolio and actively manages the credit, interest rate, market, prepayment, financing, real estate and inflation risks associated with holding a portfolio of our target investments. We manage our portfolio through an interactive process with our Manager and Ares Management. Our Manager has an Investment Committee that oversees compliance with our investment strategy and guidelines, loans held for investment portfolio holdings and financing strategy.

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

In addition to the risks discussed above, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default, which may be mitigated by borrower purchased interest rate caps.

Interest Rate Effect on Net Income

    Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR or SOFR as of September 30, 2022, (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of September 30, 2022 and (3) no change in the notional amount of the interest rate swap agreement entered into as of September 30, 2022 ($ in millions):

Change in 30-Day LIBOR or SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$11.0
Up 50 basis points	$5.5
LIBOR or SOFR at 0 basis points	$(14.9)
The severity of any such impact depends on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase and any applicable floors or hedging transactions. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Interest Rate Floor Risk

We primarily originate or acquire floating rate mortgage and mortgage-related assets. Some of these mortgage assets may be subject to interest rate floors. Similarly, some of our borrowing costs may be subject to interest rate floors. In a period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on certain of our borrowings could be fixed at a higher floor. These factors could lower our net interest income or cause a net loss during periods of decreasing interest rates, which would harm our financial condition, cash flows and results of operations.

Market Risk

The estimated fair values of our investments fluctuate primarily due to changes in index rates, changes in credit spreads and other factors. In general, in a rising interest rate environment, whether due to increases in index rates or credit spreads, the estimated fair value of our fixed-rate investments would generally be expected to decrease; conversely, in a decreasing interest rate environment, whether due to decreases in index rates or credit spreads, the estimated fair value of our fixed-rate investments would generally be expected to increase. Also, in general, in a widening credit spread environment, the estimated fair value of our floating rate investments would generally be expected to decrease. However, in a compressing credit spread environment, the estimated fair value of our floating rate investments may not increase, particularly if prepayment restrictions are not in place and our floating rate investments are fully prepayable. As market volatility increases or liquidity decreases, the fair value of our investments and liabilities may be adversely impacted.

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

Real Estate Risk

Our real estate investments are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; local markets with a significant exposure to the energy sector; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. The COVID-19 pandemic has had, and continues to have, particularly adverse impact on industries whose properties serve as collateral for some of our portfolio of loan investments. For example, increased demand for work-from-home arrangements, resulting from the COVID-19 pandemic, may adversely impact the operations of office properties. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2022, we were not subject to any material pending legal proceedings. If the current macroeconomic and geopolitical conditions worsen, litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
July 1, 2022 - July 31, 2022	—	$—	—	$50,000
August 1, 2022 - August 31, 2022	—	—	—	50,000
September 1, 2022 - September 30, 2022	—	—	—	50,000
Total	—		—

(1)    On July 26, 2022, our Board of Directors approved the Repurchase Program of up to $50 million of our common stock which is expected to be in effect until July 26, 2023, or until the approved dollar amount has been used to repurchase shares. As of September 30, 2022, $50 million remained available for future purchases of our common stock under the Repurchase

Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (2)
10.1*	Amended and Restated Management Agreement, dated July 26, 2022, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation. (3)
10.2*	Credit and Security Agreement, dated July 28, 2022, by and among Capital One, National Association, as administrative agent and a lender, and ACRC Lender Co LLC, as borrower. (4)
10.3*	Guaranty of Recourse Obligations, dated July 28, 2022, by and among Capital One, National Association, as administrative agent, and Ares Commercial Real Estate Corporation, as guarantor. (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-8 (File No. 333-181077), filed on May 1, 2012.
(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022.
(4)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022.
(5)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	November 2, 2022	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)