Form 10-K
period 2022-12-31
Ares Commercial Real Estate Corp
filed 2023-02-15
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price on that date of $12.23 on the New York Stock Exchange, was approximately $624,555,623. As of February 14, 2023, there were 54,606,826 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition, some of the statements in this annual report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company”, “we”, “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

•our understanding of our competition;

•health pandemics or epidemics, including the ongoing COVID-19 pandemic;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and financial condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the risks, uncertainties and other factors set forth in “Risk Factors” and the other information included in this annual report.

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

PART I

Item 1. Business

The following description of the business of Ares Commercial Real Estate Corporation (“ACRE”) should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2022. We refer to ACRE together with our consolidated subsidiaries as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our “Manager” or “ACREM,” and the parent company of our Manager, Ares Management Corporation, together with its consolidated subsidiaries, as “Ares Management.”

GENERAL

We are a specialty finance company primarily engaged in originating and investing in commercial real estate (“CRE”) loans and related investments. We are externally managed by Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”), a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to the terms of the Amended and Restated Management Agreement dated July 26, 2022, between us and our Manager (the “Management Agreement”). From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

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

Direct Origination

We generally source new investments through our Manager’s national direct origination platform consisting of five offices across the United States as of December 31, 2022.

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

Our Target Assets

Our target investments primarily include senior mortgage loans, subordinated debt, mezzanine loans, preferred equity and other CRE investment opportunities, including commercial mortgage-backed securities.

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

Ares Commercial Real Estate Management LLC and Ares Management Corporation

We are externally managed by our Manager, a subsidiary of Ares Management, pursuant to the terms of the Management Agreement. As of December 31, 2022, Ares Management had over 2,550 employees located in over 30 offices in more than 15 countries. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares Management believes each of its distinct but complementary investment groups in Credit, Private Equity, Real Assets, Secondaries and Strategic Initiatives is a market leader based on investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of the greater whole. Ares Management has advised us that it believes that its people and culture are the most critical strategic drivers of its success as a firm. Ares Management has also advised us that it believes creating a welcoming and inclusive work environment with opportunities for growth and development is essential to attracting and retaining a high-performance team, which is in turn necessary to drive differentiated outcomes. Ares Management believes that the unique culture, which centers upon values of collaboration, responsibility, entrepreneurialism, self-awareness and trustworthiness, makes it a preferred place for top talent at all levels to build a long-term career within the alternative asset management industry. Ares Management invests heavily in its human capital efforts, including (i) talent management, (ii) diversity, equity and inclusion, (iii) employee health and wellness, (iv) flexibility and (v) philanthropy.

We do not currently have any employees and rely on our Manager to provide us with investment advisory services. These services are provided by individuals who are employees of our Manager or one of its affiliates and each of our officers is an employee of our Manager or one of its affiliates. Our executive officers also serve as officers of our Manager and certain of its affiliates. Our Manager is responsible for administering our business activities and day-to-day operations and providing us our executive management team, principal investment team and appropriate support personnel. Pursuant to the Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee and expense reimbursements. In addition, under certain circumstances, our Manager will be entitled to receive a termination fee if the Management Agreement is terminated. Our Manager, including our officers and employees of our Manager and its affiliates, may also receive grants of equity-based awards pursuant to the Ares Commercial Real Estate Corporation Amended and Restated Equity Incentive Plan, as amended (the “Amended and Restated 2012 Equity Incentive Plan”). For more information on the terms of the Management Agreement, see Note 14 to our consolidated financial statements included in this annual report on Form 10-K.

MARKET OPPORTUNITY

We believe market conditions are favorable for well capitalized, disciplined and scaled direct lenders with broad and flexible product offerings. In the current macroeconomic environment, many lenders may be constrained by regulatory or capital requirements and have de-emphasized their service and product offerings specific to commercial real estate. These factors have reduced competition and lowered overall commercial real estate transaction volume, resulting in capital providers requiring greater risk premiums for new financing commitments. Although our lending efforts are affected by this trend, we believe there are attractive opportunities for floating rate loans on well located commercial real estate properties.

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

Given current market conditions and our focus on first and senior mortgages, we currently generally expect that such leverage would not exceed, on a debt-to-equity basis, a 4.5-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, our liquidity position, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the impact of the macroeconomic environment on the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR curve, Secured Overnight Financing Rate (“SOFR”) curve or another alternative interest index rate commonly used for floating rate loans.

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

As of December 31, 2022, we had $150.0 million outstanding under our $150.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). As of December 31, 2022, we had $105.0 million outstanding under one recourse note agreement with Capital One, National Association, as administrative agent and collateral agent, and the lender referred to therein (the “Notes Payable”). As of December 31, 2022, our outstanding balance under the Financing Agreements was $960.2 million.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity And Capital Resources—Summary of Financing Agreements” included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2022.

Securitizations

In addition to Financing Agreements, we may also, to the extent available, securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitized portion of senior loans is reflected as securitization debt in our consolidated balance sheets. As of December 31, 2022, the outstanding balance of our CLO Securitizations (as defined below) was $779.0 million.

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

We formed a wholly-owned subsidiary, ACRC Lender W TRS LLC (“ACRC W TRS”), in December 2013 to issue and hold certain loans intended for sale. We formed another wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the non-investment grade notes and the preferred equity of ACRE Commercial Mortgage 2017-FL3 Ltd. (the “FL3 CLO Securitization”) and ACRE Commercial Mortgage 2021-FL4 Ltd. (the “FL4 CLO Securitization” and together with the FL3 CLO Securitization, the “CLO Securitizations”), including the portion that generates excess inclusion income. Additionally, we also formed a wholly-owned subsidiary, ACRC WM Tenant LLC (“ACRC WM”), in March 2019 in order to lease from an affiliate the hotel property classified as real estate owned, which was acquired on March 8, 2019, and subsequently sold on March 1, 2022. ACRC W TRS, FL3 TRS and ACRC WM filed elections seeking to be taxed as corporations and also filed elections, along with us, to be treated as taxable REIT subsidiaries (“TRS”). A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable United States federal, state, and local income tax on its taxable income. In addition, as a REIT, we may also be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis.

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

Item 1A.    Risk Factors

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that you should carefully consider before investing in our securities:

•A global economic slowdown, a recession or declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations;
•Changes in interest rates, credit spreads and the market value of our investments could adversely impact our financial condition;
•Our board of directors may change our investment strategy or guidelines, financing strategy or leverage policies, and such changes could affect our financial condition, results of operations and the market price of our common stock;
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
•We are subject to the risk of health pandemics or epidemics, including the ongoing COVID-19 pandemic;
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
•We are subject to various risks related to the ownership of certain real property;
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

RISKS RELATED TO OUR BUSINESS

A global economic slowdown, a recession or declines in real estate values, could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.

Geopolitical instability, including the conflict between Russia and Ukraine, actual and potential shifts in U.S. and foreign, trade, economic and other policies, and rising trade tensions between the United States and China, as well as other global events have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and if these periods are accompanied by declining real estate values, our business can be materially adversely affected.

Additionally, certain properties that secure a portion of our mortgage loan portfolio, such as those for offices, hospitality or residential tenants, could be especially vulnerable to various macroeconomic pressures. For example, in times of economic downturn, such as the current times, office tenants typically reduce their average occupancy as employment levels are reduced, lowering their need for office space. Similarly, consumer behavior related to discretionary spending and traveling, including demand for hotels, may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from macroeconomic pressures. Further, with increased employer flexibility and employee demand for work-from-home arrangements, current and prospective residents may be less likely to live in dense urban centers or multifamily housing and office tenants may further reduce their average occupancy of office space. Any negative macroeconomic impact on these types of properties specifically, or the economy generally, could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

Our investment model may be adversely affected by prolonged economic downturns or recessions where declining real estate values reduce the level of new mortgage and other real estate-related loan originations, since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Further, declining real estate values may make it difficult for our borrowers to refinance our loans and significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to invest in, sell and securitize loans.

Provisions in our financing agreements require us to pay margin calls following the occurrence of certain mortgage loan credit events. During the height of the COVID-19 pandemic, we modified the terms of our borrowings on certain assets within these facilities, in order to, among other things, reduce the amounts we were borrowing against such assets and/or increase the borrowing spreads. However, there can be no assurance that we will be able to apply such measures in the future or that such measures will prove to be sufficient to mitigate or avoid future margin calls. We may not have the funds available to satisfy such margin calls or repay our debt when due, and may be unable to raise the funds from alternative sources, on favorable terms, or at all, to meet our obligations. Posting additional collateral would reduce our liquidity. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our financing agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments and enforce their interests against existing collateral. We are also subject to cross-default and acceleration provisions, which could materially and adversely affect our financial condition and ability to implement our investment strategy. See “Risk Factors—Risks Relating to Sources of Financing and Hedging—The Financing Agreements and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt” included in this annual report on Form 10-K.

    Moreover, concerns over the United States’ debt ceiling and budget-deficit have increased the possibility of downgrades by rating agencies to the U.S. government’s credit rating, which could cause interest rates and borrowing costs to rise further, negatively impacting both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. See “Risk Factors—Risks Relating to Sources of Financing and Hedging—Our access to sources of financing may be limited and thus our ability to grow our business and to maximize our returns may be adversely affected” included in this annual report on Form 10-K.

In addition, certain of our loan investments may become less liquid after investment as a result of turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. An inability to raise or access capital, and any required sale of all or a portion of our loan investments as a result, may affect the pace of our investment activity and the size of our portfolio, which may have an adverse impact on our financial condition or results of operations, including our total interest income. See “Risk Factors—Risks Related to Our Investments—The lack of liquidity in our investments may adversely affect our business” included in this annual report on Form 10-K.

The effects on our portfolio of loan investments described above may require us to increase the current expected credit loss (“CECL”) reserve in our consolidated balance sheets (“CECL Reserve”) related to certain of our investments. Our loans held for investment are carried at cost, net of unamortized loan fees and origination costs, however, under the CECL methodology we adopted pursuant to Accounting Standards Update No. 2016-13, we are required to estimate expected credit losses on such loans using a range of historical experience adjusted for current and future conditions. Management’s current estimate of expected credit losses increased from $25.2 million on December 31, 2021 to $71.3 million on December 31, 2022 primarily due to changes to the loan portfolio, including new loan production, and the impact of the current macroeconomic environment on certain assets, including rising inflation and rapidly rising interest rates, partially offset by shorter average remaining loan term and loan repayments during the year ended December 31, 2022. The CECL Reserve takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on our loans held for investment, unless we determine that a specific reserve is warranted for a select asset. If macroeconomic conditions continue to worsen, we may need to continue to increase our CECL Reserve, which would limit our liquidity.

If the current macroeconomic environment worsens and an economic slowdown or a recession occurs or real estate values continue to decline, our investments could be impaired, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

Rising interest rates could adversely impact our financial condition.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. In an effort to combat rising inflation levels, the Federal Reserve steadily began increasing the target federal funds rate in the first quarter of 2022, in seven consecutive rate hikes, including, four straight three-quarter point increases, and announced that it would continue to do so in 2023. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which may have a significant impact on our financial condition.

Even though we believe we are well-positioned to benefit from rising interest rates with 99% of our investments consisting of floating rate loans as of December 31, 2022, the additional debt service payments due from our borrowers as a result of significant increases in interest rates may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default. In addition, our interest income and expense will generally change directionally with index rates. The impact of rising interest rates may be mitigated by certain hedging transactions that our borrowers may enter into or that we have entered into or may enter into in the future. If interest rates continue increasing and neither we, nor our borrowers, are able to mitigate any potential negative effects, we could experience a decrease in net income or incur a net loss, which could adversely affect our liquidity and results of operations. See “Risk Factors—Risks Related to Our Business—Fluctuations in interest rates and credit spreads could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments” below.

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

In 2019, the Basel Committee published further revised capital requirements for market risk, known as Fundamental Review of the Trading Book or FRTB, which are expected to generally result in higher global capital requirements for banks that could, in turn, reduce liquidity and increase financing and hedging costs. United States federal bank regulatory agencies have yet to issue a formal FRTB proposal; however, a proposal is expected to be released as early as the first quarter of 2023 for adoption and implementation by January 2025. The impact of FRTB will not be known until after any resulting rules are finalized and implemented by the United States federal bank regulatory agencies.

State licensing requirements causes us to incur expenses and our failure to comply with such requirements may have a material adverse effect on us and our operations.

Nonbank companies are generally required to hold licenses in a number of U.S. states to conduct lending activities. State licensing statutes vary from state to state and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses causes us to incur expenses and failure to be properly licensed under state law or otherwise may have a material adverse effect on us and our operations.

The elimination of LIBOR may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or increase the cost of our borrowings.

On March 5, 2021 the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that all LIBOR tenors will cease to be published or will no longer be representative after June 30, 2023. Following such announcement, on the same date, the ICE Benchmark Administration (“IBA”) indicated that, it would cease publication of LIBOR tenors immediately after the last publication on June 30, 2023. As a result, we expect that any of our assets or liabilities with interest rates tied to LIBOR that extend beyond June 30, 2023 will need to be converted to a replacement rate. Additionally, the United States Federal Reserve (the “Federal Reserve”) Board has advised banks to stop entering into new United States dollar LIBOR-based contracts. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large United States financial institutions, recommended replacing United States dollar LIBOR with a new index calculated by short‑term repurchase agreements, backed by Treasury securities (SOFR) plus a recommended spread adjustment as LIBOR’s replacement. As we convert certain of our LIBOR-based assets and liabilities to

SOFR and offer SOFR-based loans and obtain leverage on such loans, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs on our debt or lower return on our investments, which could have a material adverse effect on our operating results.

As of December 31, 2022, our loan portfolio included $1.2 billion of floating rate investments with fully extended maturities extending past June 30, 2023 for which the interest rate was tied to LIBOR. Additionally, even though we have converted a large majority of our floating rate debt to a rate based on SOFR, as of December 31, 2022, we had $1.1 billion of floating rate debt with fully extended maturities extending past June 30, 2023 tied exclusively to LIBOR. The transition from LIBOR to SOFR or other alternative reference rates may adversely affect the market for LIBOR‑based loans, including our portfolio of LIBOR‑indexed, floating‑rate loans, or the cost of our borrowings, and could result in mismatches with the interest rate of investments that we are financing.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which has had, and may continue to have, a negative impact on our business and operations.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. Recurring COVID-19 outbreaks around the world could lead to the re-introduction of restrictions similar to those in place during the height of the pandemic.

The COVID-19 pandemic adversely impacted industries whose properties serve as collateral for some of our portfolio of loan investments. If restrictions are reinstituted as a result of a resurgence of COVID-19 or another pandemic, it is very likely that those same industries would suffer from any new restrictions. The inability of our borrowers’ tenants to pay rent on their leases, or our borrowers’ inability to re-lease space that becomes vacant, may adversely impact, the ability of certain of our borrowers to meet loan covenants or to make payments on their loans on a timely basis or at all.

A resurgence of COVID-19 or another pandemic with effects similar to those of COVID-19 may also adversely affect our liquidity position as well as the ability of our borrowers to meet their obligations to us.

As the COVID-19 pandemic continues to evolve, its ultimate impact on our business is subject to change. A severe outbreak of COVID-19 or another pandemic can disrupt our business and adversely materially impact our financial results.

RISKS RELATED TO SOURCES OF FINANCING AND HEDGING

We may incur significant debt, which may subject us to increased risk of loss and may reduce cash available for distributions to our stockholders.

We borrow funds under the Financing Agreements and the CLO Securitizations. As of December 31, 2022, we had approximately $960.2 million of outstanding borrowings under the Financing Agreements and $779.0 million outstanding under the CLO Securitizations. Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR, SOFR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates or widening credit spreads, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps or may be subject to a tighter credit spread and as a result may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates or tightening credit spreads, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors or the interest rate costs on certain of our borrowings could be fixed at a higher floor and not compensate for such decrease in interest income or tightened credit spread. Additionally, the interest we are charged on our fixed rate debt would not change and the market value of such debt would generally increase. Any such scenario could materially and adversely affect us.

Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in interest rates and credit spreads. However, one can rise or fall faster than the other, causing our net interest margin or our credit spreads to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates and credit spreads. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate and credit spread fluctuations than the cost of our borrowings. Consequently, changes in interest rates and credit spreads, particularly short-term interest rates and credit spreads, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.

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

From time to time, capital markets may experience periods of disruption and instability. There can be no assurance that current market conditions will not worsen in the future. See “Risk Factors—Risks Related to Our Business—An economic slowdown, a recession or declines in real estate values could impair our investments and harm our operations.”

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

Lender consent rights under our warehouse facilities may limit our ability to originate or acquire assets.

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

•we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS to comply with REIT requirements, increasing the cost of our hedging activities because our TRSs would be subject to tax on gains and hedging-related losses in our TRSs will generally not provide any tax benefit, except for losses carried forward against future taxable income in the TRSs;

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

We cannot assure you that (i) we will be able to enter into definitive agreements to make any new investments that meet our investment objective, (ii) we will be successful in consummating any investment opportunities we identify or (iii) one or more investments we may make will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our business and our ability to make distributions to our stockholders.

The lack of liquidity in our investments may adversely affect our business.

The illiquidity of our target investments may make it difficult for us to sell such investments if the need or desire arises. Certain target investments such as senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. Moreover, certain of our loan investments may become less liquid as a result of turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our portfolio is concentrated in a limited number of loans, which subjects us to a risk of significant loss if any of these loans default.

As of December 31, 2022 and 2021, our portfolio totaled 60 and 72 loans held for investment, respectively. The number of loans in which we are invested may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

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

•adverse changes in national and local economic and market conditions, including local markets with a significant exposure to the energy sector, which may be affected by the prices of oil and gas that could adversely affect the success of tenants in that industry;

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

•changes in national, regional or local economic conditions, including as a result of a potential recession, and/or specific industry segments, including the credit and securitization markets;

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

We are subject to various risks related to the ownership of certain real property.

Real property we may own in the future but do not use in the ordinary course of our operations subjects us to risks particular to CRE property. We have in the past owned, and may own in the future, certain properties as a result of foreclosure of loans secured by such properties. Tenants of properties we may own may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase vacancy, place downward pressure on occupancy, rental rates and income and property valuation. All of these factors could have a material adverse effect on any income we could generate, or expenses we could incur, from the ownership of such properties.

Moreover, our ability to sell CRE is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any material decrease in market prices may lead to CRE write-downs, with a corresponding expense in our statement of operations. Write-downs on CRE or an inability to sell CRE properties could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, the management and resolution of CRE increases our costs and requires significant commitments of time from our management and directors, which can be detrimental to the performance of their other responsibilities.
Prepayment rates may adversely affect the value of our portfolio of assets.

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. Borrowers may seek to make prepayments as a result of LIBOR, SOFR or other interest rate floors in our loans which could result in higher interest expense. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate CRE loans, we expect borrowers will prepay at a projected rate generating an expected yield. When borrowers prepay their loans faster than expected, the corresponding prepayments on the CRE loans may reduce the expected yield on such loans. If prepayment rates decrease in a rising interest rate environment, such as the current environment, and borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. This could have a negative impact on our results of operations. In some situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Some of our portfolio investments are recorded at fair value and, as a result, there is uncertainty as to the value of these investments.

Some of our portfolio investments are in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. As of December 31, 2022, we had three CRE debt security investments recorded at fair value. We have not elected the fair value option for the remaining financial instruments, including loans held for investment, the Financing Agreements and securitization debt. Such financial instruments are carried at cost. For loans held for investment that are evaluated for impairment at least quarterly, we estimate the fair value of the instrument, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

We may acquire existing commercial mortgage-backed securities (“CMBS”), including in the most subordinated classes of such commercial mortgage-backed securities and collateralized loan obligations (“CLO”). In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated stockholder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments due on the related mortgage-backed securities, we may incur significant losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS and CLOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired, as had occurred throughout the global financial crisis.

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

•general market and economic conditions, and trends, including concerns regarding a recession and the current state of the credit and capital markets;

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

As noted above, market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates continue to increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common stock.

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

As of December 31, 2022 and 2021, we had 54,443,983 and 47,144,058 shares of common stock outstanding, respectively.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

We may continue to issue additional restricted common stock and other equity-based awards under our Amended and Restated 2012 Equity Incentive Plan. We may continue to issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. In 2021 and 2022, we conducted a total of three registered underwritten offerings where we sold a total of 20.5 million shares. We have also accessed liquidity through an “At the Market Stock Offering Program” which is currently unavailable. During the year ended December 31, 2022, we sold 190,369 shares under the program. If we establish a new “At the Market Stock Offering Program,” we will not be required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests in us.

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

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of our Management Agreement expires on April 25, 2023, with automatic one-year term renewals thereafter. However, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

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

The current term of our Management Agreement expires on April 25, 2023. Thereafter, the Management Agreement automatically renews for one-year terms unless terminated upon 180 days’ written notice prior to the expiration of the current term in accordance with its terms. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our investment strategy.

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

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is defined in our Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For the years ended December 31, 2022, 2021 and 2020, $3.4 million, $2.8 million and $0.8 million of incentive fees were incurred, respectively. In evaluating investments and other management strategies, the opportunity to earn incentive fees based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

Furthermore, any REIT in which we invest directly or indirectly, including the REIT through which we own our interest in the CLO Securitizations, ACRC 2017-FL3 Holder REIT LLC (“FL3 REIT”), is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to United States federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT could cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset or income tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of certain statutory relief provisions. Failure to meet the senior note overcollateralization tests for our CLO Securitizations and any resulting failure to receive payments from the CLO Securitizations, absent a consent dividend by the subsidiary REIT, may be detrimental in the FL3 REIT’s ability to qualify as a REIT.

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

GENERAL RISK FACTORS

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business

We are subject to regulation by laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with current or new laws or regulations or such changes thereto, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our borrowers. A cyber incident may be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state affiliated actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber incidents or other data security breaches. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our borrowers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our Manager’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships and reputation, causing our business and results of operations to suffer.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our borrowers’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third party service providers, and the information systems of our borrowers. Ares Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Moreover, our systems, servers and platforms and those of our third party service providers may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our or their security measures may not detect, which could cause system interruptions, website slowdown or unavailability, delays in communication or loss of data. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third party service providers will be successful in preventing cyber-attacks or successfully mitigate their effects. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect our profitability. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

We risk damage to our brand and reputation if we or affiliates of our Manager fail to act responsibly in a number of areas, including, but not limited to diversity, equity and inclusion, human rights, climate change and environmental stewardship, corporate governance and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that our corporate social responsibility practices will uniformly fit every investors’ definition of best practices for all ESG considerations across geographies and investor types.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.

In addition, the SEC has also announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to corporate and fund carbon emissions, board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

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

Item 3. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2022, we were not subject to any material pending legal proceedings. If the current macroeconomic and geopolitical conditions worsen, litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

COMMON STOCK

Our common stock is listed for trading on the NYSE under the symbol “ACRE.” On February 14, 2023, the closing price of our common stock, as reported on the NYSE, was $11.89 per share.

HOLDERS

As of February 14, 2023, there were 169 holders of record of our common stock, including Cede & Co, which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of shares of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. The information related to holders of our common stock was obtained through our registrar and transfer agent, based on the results of a broker search.

DISTRIBUTION POLICY

We elected to be taxed as a REIT for United States federal income tax purposes and, as such, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. This 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. For the year ended December 31, 2022, we plan to satisfy the REIT distribution requirement in part with dividends paid in 2023. For the year ended December 31, 2021, we elected to satisfy the REIT distribution requirement in part with dividends paid in 2022. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. For the years ended December 31, 2022, 2021 and 2020, we accrued an excise tax of $430 thousand, $272 thousand and $369 thousand, respectively. Excise tax payable is included in the line item “Other liabilities” in the consolidated balance sheets included in this annual report on Form 10-K. Excise tax expense is included in the line item “Income tax expense, including excise tax” in the consolidated statements of operations included in this annual report on Form 10-K.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUERS PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
October 1, 2022 to October 31, 2022	—	$—	—	$50,000
November 1, 2022 to November 30, 2022	—	—	—	50,000
December 1, 2022 to December 31, 2022	—	—	—	50,000
Total	—		—

(1)    On July 26, 2022, our Board of Directors approved the Repurchase Program of up to $50 million of our common stock which is expected to be in effect until July 26, 2023, or until the approved dollar amount has been used to repurchase shares. As of December 31, 2022, $50 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

Total Return Performance
200
175
150
125
100
75
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Ares Commercial Real Estate Corp.
S&P 500 Index
BBG REMR Index

SOURCE:    Bloomberg
NOTES:    Assumes $100 invested on December 31, 2017 in ACRE, the S&P 500 Index and the Bloomberg Mortgage REIT Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

The SNL US Finance REIT Index has been discontinued. As a result, we elected to replace the SNL US Finance REIT Index with the Bloomberg Mortgage REIT Index for disclosure purposes.

Item 6. [Reserved]

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

Below are significant developments during the year ended December 31, 2022 presented by quarter:

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

Developments During the Fourth Quarter of 2022:

•ACRE originated a $56.0 million senior mortgage loan on an office property located in Illinois. This senior mortgage loan refinanced the previously existing $61.0 million senior mortgage loan that was held by ACRE.
•ACRE amended the Wells Fargo Facility (as defined below) to, among other things, (1) extend the funding period of the Wells Fargo Facility to December 15, 2025, (2) extend the initial maturity date of the Wells Fargo Facility to December 15, 2025, subject to two 12-month extensions, each of which may be exercised at ACRE’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2027 and (3) update the interest rate on advances under the Wells Fargo Facility from a per annum rate equal to the sum of one-month LIBOR or SOFR plus a pricing margin range of 1.50% to 2.75%, subject to certain exceptions, to a per annum rate equal to the sum of one-month LIBOR or SOFR plus a pricing margin range of 1.50% to 3.75%, subject to certain exceptions.

Trends Affecting Our Business

Global markets continued to see volatility during the year, fueled by further tightening of monetary policy and geopolitical uncertainty. In response to heightened inflation, the Federal Reserve continues to raise interest rates, which has created further uncertainty for the economy and for our borrowers. These current macroeconomic conditions may continue or aggravate and could cause the United States economy or other global economies to experience an economic slowdown or recession. We continue to monitor the uncertainty surrounding inflation and rising interest rates; however, the full impact that these factors may have on our business remains uncertain.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. We may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, and as set forth below, as of December 31, 2022 and 2021, all loans held for investment were paying in accordance with their contractual terms. As of December 31, 2022, the Company had three loans held for investment on non-accrual status with a carrying value of $99.1 million. As of December 31, 2021, the Company had two loans held for investment on non-accrual status with a carrying value of $45.0 million.

Loan balances that are deemed to be uncollectible are written off as a realized loss and are deducted from the current expected credit loss reserve. The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment. There were no write-offs during the years ended December 31, 2022, 2021 and 2020.

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

Performance of Commercial Real Estate Related Markets. Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to economic conditions. Demand for commercial real estate generally increases during periods of stronger economic conditions, resulting in increased property values, transaction volumes and loan origination volumes. During periods of weaker economic conditions, commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses.

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

Size of Portfolio. The size of our portfolio of investments, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, is also an important factor in determining our operating results. Generally, as the size of our portfolio grows, the amount of interest income we receive increases and, at such times, we may achieve certain economies of scale and can diversify risk within our portfolio investments. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our portfolio grows but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments.

Stock Repurchase Program

On July 26, 2022, our Board of Directors approved a stock repurchase program of up to $50.0 million, which is expected to be in effect until July 26, 2023, or until the approved dollar amount has been used to repurchase shares (the “Repurchase Program”). Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. We did not conduct any repurchases under the Repurchase Program during the year ended December 31, 2022.

Loans Held for Investment Portfolio

As of December 31, 2022, our portfolio included 60 loans held for investment, excluding 150 loans that were repaid, sold or converted to real estate owned since inception. As of December 31, 2022, the aggregate originated commitment under these loans at closing was approximately $2.6 billion and outstanding principal was $2.3 billion. During the year ended December 31, 2022, we funded approximately $676.9 million of outstanding principal and received repayments of $823.2 million of outstanding principal. As of December 31, 2022, 90.2% of our loans have LIBOR or SOFR floors, with a weighted average floor of 0.95%, calculated based on loans with LIBOR or SOFR floors. References to LIBOR or “L” are to 30-day LIBOR and references to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, as of December 31, 2022, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2022 ($ in thousands):

	As of December 31, 2022
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,225,725	$2,243,818	8.4%	(2)	8.8%	(3)	1.3
Subordinated debt and preferred equity investments	38,283	39,003	14.0%	(2)	14.0%	(3)	2.8
Total loans held for investment portfolio	$2,264,008	$2,282,821	8.5%	(2)	8.9%	(3)	1.4
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2022 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of December 31, 2022 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2022).

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

See Note 4 to our consolidated financial statements included in this annual report on Form 10-K for CECL related disclosures.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this annual report on Form 10-K, which describes recent accounting pronouncements that we have adopted or are currently evaluating.

RECENT DEVELOPMENTS

In January 2023, the senior mortgage loan held by us on an office property located in Illinois was not repaid upon its contractual maturity, which triggered an event of default under the loan agreement. As of February 14, 2023, the outstanding principal balance of the senior Illinois loan is $27.2 million.

In January 2023, the senior mortgage loan held by us on a mixed-use property located in California did not receive the January interest payment, which triggered an event of default under the loan agreement. As of February 14, 2023, the outstanding principal balance of the senior California loan is $37.9 million.

In January 2023, we sold the senior loan collateralized by a residential property in California and was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the maturity date. We sold the loan at an all-cash price of $10.0 million, with estimated net proceeds of $9.8 million.

In February 2023, the senior mortgage loan held by us on a mixed-use property located in Florida was not repaid upon its contractual maturity, which triggered an event of default under the loan agreement. As of February 14, 2023, the outstanding principal balance of the senior Florida loan is $84.0 million.

Our Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the first quarter of 2023. The first quarter 2023 and supplemental cash dividends will be payable on April 18, 2023 to common stockholders of record as of March 31, 2023.

RESULTS OF OPERATIONS

For the years ended December 31, 2022 and 2021

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the years ended December 31,
	2022	2021
Total revenue	$106,849	$102,069
Total expenses	32,728	40,877
Provision for current expected credit losses	46,061	10
Gain on sale of real estate owned	2,197	—
Income before income taxes	30,257	61,182
Income tax expense, including excise tax	472	722
Net income attributable to common stockholders	$29,785	$60,460

The following tables set forth select details of our consolidated results of operations for the years ended December 31, 2022 and 2021 ($ in thousands):

Net Interest Margin

	For the years ended December 31,
	2022	2021
Interest income	$170,171	$133,631
Interest expense	(65,994)	(50,080)
Net interest margin	$104,177	$83,551

For the years ended December 31, 2022 and 2021, net interest margin was approximately $104.2 million and $83.6 million, respectively. For the years ended December 31, 2022 and 2021, interest income of $170.2 million and $133.6 million, respectively, was generated by weighted average earning assets of $2.5 billion and $2.2 billion, respectively, offset by $66.0 million and $50.1 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable (excluding the Note Payable on the hotel property that was recognized as real estate owned in our consolidated balance sheets), the Secured Term Loan, secured borrowings (described in Note 7 to our consolidated financial statements included in this annual report on Form 10-K) and securitization debt were $1.9 billion for the year ended December 31, 2022 and $1.6 billion for the year ended December 31, 2021. The increase in net interest margin for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily relates to an increase in our weighted average earning assets and weighted average borrowings for the year ended December 31, 2022, the benefit received from our interest rate hedging derivative contracts for the year ended December 31, 2022, the benefit received from the increase in LIBOR and SOFR rates on our loans held for investment for the year ended December 31, 2022 and the impact of the accelerated recognition of deferred fees and prepayment penalties received from borrowers related to loans that were repaid during the year ended December 31, 2022.

Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the years ended December 31, 2022 and 2021, revenue from real estate owned was $2.7 million and $18.5 million, respectively. Revenues consisted of room sales, food and beverage sales and other hotel revenues. The decrease in revenue from real estate owned for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to the year ended December 31, 2022 only including two months of hotel operations. In connection with the sale of the hotel property, we provided a senior mortgage loan to the buyer of the hotel property. The initial advance funded under such loan was $30.7 million, with up to another $25.0 million of additional loan proceeds to be available for future advances to cover a portion of the anticipated property renovation plan costs, provided certain conditions are satisfied. At closing, the buyer contributed $12.9 million of equity into the purchase. Additionally, the buyer is required to fund an additional $8.7 million of equity associated with the anticipated property renovation plan costs.

Operating Expenses

	For the years ended December 31,
	2022	2021
Management and incentive fees to affiliate	$14,898	$12,136
Professional fees	3,350	2,436
General and administrative expenses	6,394	4,741
General and administrative expenses reimbursed to affiliate	3,777	3,016
Expenses from real estate owned	4,309	18,548
Total expenses	$32,728	$40,877

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the decrease in operating expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Related Party Expenses

For the year ended December 31, 2022, related party expenses included $14.9 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $11.5 million in management fees and $3.4 million in incentive fees. For the year ended December 31, 2022, related party expenses also included $3.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2021, related party expenses included $12.1 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $9.4 million in management fees and $2.8 million in incentive fees. For the year ended December 31, 2021, related party expenses also included $3.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily relates to an increase in our weighted average stockholders’ equity for the year ended December 31, 2022 as a result of the public offering of 7,000,000 shares of our common stock in May 2022, which generated net proceeds of approximately $103.2 million. The increase in incentive fees for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily relates to our Core Earnings (defined below) for the year ended December 31, 2022 exceeding the 8% minimum return by a higher margin than the year ended December 31, 2021. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. On April 25, 2022, ACRE and ACREM entered into an amendment to the Management Agreement to (a) include a $2.4 million adjustment to reverse the impact of accumulated depreciation following the sale of the hotel real estate owned property for the three months ended March 31, 2022 and to (b) include a $2.0 million adjustment to include the realized gain from the termination of the interest rate cap derivative for the three months ended March 31, 2022, in each case, with respect to Core Earnings for the three months ended March 31, 2022. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. The increase in allocable general and administrative expenses due to our Manager for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year and the inclusion of additional eligible expense reimbursements per the Amended and Restated Management Agreement that became effective during the year ended December 31, 2022.

Other Expenses

For the years ended December 31, 2022 and 2021, professional fees were $3.4 million and $2.4 million, respectively. The increase in professional fees for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily relates to an increase in our use of third-party professionals due to changes in transaction activity year over year. For the years ended December 31, 2022 and 2021, general and administrative expenses were $6.4 million and $4.7 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily relates to an increase in stock-based compensation expense due to restricted stock and restricted stock unit awards granted after December 31, 2021.

    Expenses From Real Estate Owned

For the years ended December 31, 2022 and 2021, expenses from real estate owned was comprised of the following ($ in thousands):

	For the years ended December 31,
	2022	2021
Hotel operating expenses	$3,631	$16,058
Interest expense on note payable	678	1,665
Depreciation expense	—	825
Expenses from real estate owned	$4,309	$18,548

For the years ended December 31, 2022 and 2021, hotel operating expenses were $3.6 million and $16.1 million, respectively. Hotel operating expenses consisted primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense included housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily included the cost of food, the cost of beverages and associated labor costs. Other operating expenses included labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. The decrease in hotel operating expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to the year ended December 31, 2022 only including two months of hotel operations. For the years ended December 31, 2022 and 2021, interest expense on our note payable was $0.7 million and $1.7 million, respectively. The decrease in interest expense on our note payable for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily attributed to the year ended December 31, 2022 only including two months of hotel operations. This was partially offset by the accelerated recognition of deferred costs for the year ended December 31, 2022 due to the repayment of our note payable in conjunction with the sale of the hotel property to a third party on March 1, 2022. For the year ended December 31, 2022, no depreciation expense was incurred as the hotel property was classified as real estate owned held for sale effective in November 2021. For the year ended December 31, 2021, depreciation expense was $0.8 million.

Provision for Current Expected Credit Losses

For the years ended December 31, 2022 and 2021, the provision for current expected credit losses was $46.1 million and $10 thousand, respectively. The increase in the provision for current expected credit losses for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to changes to the loan portfolio, including new loan production, and the impact of the current macroeconomic environment on certain assets, including rising inflation, and rapidly rising interest rates, partially offset by shorter average remaining loan term and loan repayments during the year ended December 31, 2022.

The current expected credit loss reserve (“CECL Reserve”) takes into consideration our estimates relating to the impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on our loans held for investment, unless the Company determines that a specific reserve is warranted for a select asset. Additionally, the CECL Reserve is not an indicator of what we expect our CECL Reserve would have been absent the current and potential future impacts of macroeconomic conditions.

Gain on Sale of Real Estate Owned

For the year ended December 31, 2022, we recognized a $2.2 million gain on the sale of the hotel property that was recognized as real estate owned as the net carrying value of the hotel property as of the March 1, 2022 sale date was lower than the net sales proceeds received by the Company.

For the years ended December 31, 2021 and 2020

The comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2021 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As a result of the current macroeconomic environment, borrowers may be unable to make interest and principal payments timely, including at the maturity date of the borrower’s loan. We have increased our CECL Reserve to reflect this risk. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. During the COVID-19 pandemic, to mitigate the risk of future margin calls, we proactively engaged in discussions with certain of our lenders to modify the terms of our borrowings on certain assets within these facilities, in order to, among other things, reduce the amounts we were borrowing against such assets and/or increase the borrowing spreads. If we experience borrower default as a result of the current macroeconomic conditions, we may not be able to negotiate modifications to our borrowings with our lenders, similar to those negotiated during COVID-19, or to receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

Subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we expect that our primary sources of liquidity will be financing, to the extent available to us, through credit, secured funding and other lending facilities, other sources of private financing, including warehouse and repurchase facilities, and public or private offerings of our equity or debt securities. Furthermore, we have sold, and may continue to sell certain of our mortgage loans, or interests therein, in order to manage liquidity needs. Subject to maintaining our qualification as a REIT, we may also change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or making dividends that are payable in cash and shares of our common stock for some period of time. We are also able to access additional liquidity through the (i) reinvestment provisions in our FL3 CLO Securitization, which allows us to replace mortgage assets in our FL3 CLO Securitization which have repaid and (ii) future funding acquisition provisions in our FL4 collateralized loan obligation securitization debt (“FL4 CLO Securitization”, together with our FL3 CLO Securitization, our “CLO Securitizations”), which allows us to use mortgage asset repayment funds to acquire additional funded pari-passu participations related to the mortgage assets then-remaining in our FL4 CLO Securitization; each subject to the satisfaction of certain reinvestment or acquisition conditions, which may include receipt of a Rating Agency Confirmation and investor approval. There can be no assurance that the conditions for reinvestment or acquisition will be satisfied and whether our CLO Securitizations will acquire any additional mortgage assets or funded pari-passu participations. In addition, our CLO Securitizations contain certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the CLO Securitizations if these tests were met.

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

As of February 14, 2023, we had approximately $216 million in liquidity including $141 million of unrestricted cash and $75 million of availability under our Secured Funding Agreements.

At the Market Stock Offering Program

On November 22, 2019, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), governing an “at the market offering” program having an aggregate offering price of up to $100.0 million. During the year ended December 31, 2022, we sold 190,369 shares of our common stock under the Equity Distribution Agreement at an average price of $15.33 per share. The sales generated net proceeds of approximately $2.9 million. The “at the market offering” program is currently unavailable.

Equity Offerings

On May 20, 2022, we closed the public offering of an aggregate of 7,000,000 shares of our common stock, generating net proceeds of approximately $103.2 million, after deducting transaction expenses.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the years ended December 31,
	2022	2021
Net income	$29,785	$60,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	27,372	(12,110)
Net cash provided by (used in) operating activities	57,157	48,350
Net cash provided by (used in) investing activities	193,173	(699,685)
Net cash provided by (used in) financing activities	(159,667)	627,174
Change in cash and cash equivalents	$90,663	$(24,161)

During the years ended December 31, 2022 and 2021, cash and cash equivalents increased (decreased) by $90.7 million and $(24.2) million, respectively.

Operating Activities

For the years ended December 31, 2022 and 2021, net cash provided by operating activities totaled $57.2 million and $48.4 million, respectively. For the year ended December 31, 2022, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $46.1 million, accretion of discounts, deferred loan origination fees and costs of $10.3 million, amortization of deferred financing costs of $7.1 million, change in other assets of $17.7 million and gain on sale of real estate owned of $2.2 million. For the year ended December 31, 2021, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $10 thousand, accretion of discounts, deferred loan origination fees and costs of $8.4 million, amortization of deferred financing costs of $9.9 million and change in other assets of $18.5 million.

Investing Activities

For the years ended December 31, 2022 and 2021, net cash provided by (used in) investing activities totaled $193.2 million and $(699.7) million, respectively. This change in net cash provided by investing activities was primarily as a result of the cash received from principal repayment of loans held for investment and from the sale of real estate owned exceeding the cash used for the origination and funding of loans held for investment and purchases of available-for-sale debt securities for the year ended December 31, 2022.

Financing Activities

For the year ended December 31, 2022, net cash used in financing activities totaled $159.7 million and primarily related to repayments of our Secured Funding Agreements of $402.0 million, repayments of our Notes Payable of $51.1 million, repayments of debt of consolidated VIEs of $85.9 million and dividends paid of $71.8 million, partially offset by proceeds from our Secured Funding Agreements of $267.2 million, proceeds from our Notes Payable of $105.0 million and proceeds from the sale of our common stock of $106.3 million. For the year ended December 31, 2021, net cash provided by financing activities totaled $627.2 million and primarily related to proceeds from our Secured Funding Agreements of $970.0 million, proceeds from our Secured Term Loan of $90.0 million, proceeds from the issuance of debt of consolidated VIEs of $540.5 million and proceeds from the sale of our common stock of $204.8 million, partially offset by repayments of our Secured Funding Agreements of $885.5 million, repayments of our Notes Payable of $27.9 million, repayments of our Secured Term Loan of $50.0 million, repayments of our secured borrowings of $37.5 million, repayments of debt of consolidated VIEs of $121.2 million and dividends paid of $58.4 million.

For the years ended December 31, 2021 and 2020

The comparison of our cash flows for the fiscal years ended December 31, 2021 and 2020 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2021 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	December 31, 2022					December 31, 2021
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$270,798	Base Rate(1)+1.50 to 3.75%	December 15, 2025	(2)	$450,000	$399,528	LIBOR+1.50 to 2.75%	December 14, 2022	(2)
Citibank Facility	325,000	236,240	Base Rate(1)+1.50 to 2.10%	January 13, 2025	(3)	325,000	192,970	LIBOR+1.50 to 2.25%	January 13, 2022	(3)
CNB Facility	75,000	—	SOFR+2.65%	March 10, 2023	(4)	75,000	—	SOFR+2.65%	March 10, 2022	(4)
MetLife Facility	180,000	—	Base Rate(1)+2.10 to 2.50%	August 13, 2023	(5)	180,000	20,648	LIBOR+2.10 to 2.50%	August 13, 2022	(5)
Morgan Stanley Facility	250,000	198,193	Base Rate(1)+1.50 to 3.00%	January 16, 2024	(6)	250,000	226,901	LIBOR+1.50 to 3.00%	January 16, 2023	(6)
Subtotal	$1,280,000	$705,231				$1,280,000	$840,047

Notes Payable	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(7)	$51,755	$51,110	LIBOR+3.00 to 3.75%	(7)

Secured Term Loan	$150,000	$150,000	4.50%	November 12, 2026	(8)	$150,000	$150,000	4.50%	November 12, 2026	(8)
Total	$1,535,000	$960,231				$1,481,755	$1,041,157
_____________________________

(1)The base rate is LIBOR for loans pledged prior to December 31, 2021 and SOFR for loans pledged subsequent to December 31, 2021.
(2)The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to two 12-month extensions at our option provided that certain conditions are met and applicable extension fees are paid. In December 2022, we amended the Wells Fargo Facility to, among other things, (1) extend the funding period to December 15, 2025, (2) extend the initial maturity date to December 15, 2025 and (3) modify the interest rate on advances under the Wells Fargo Facility to a per annum rate equal to the sum of one-month LIBOR or SOFR, as applicable, plus a pricing margin range of 1.50% to 3.75%, subject to certain exceptions. The maximum commitment may be increased to up to $500.0 million at our option, subject to the satisfaction of certain conditions, including payment of an upsize fee.

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
(6)In December 2022, we exercised a 12-month extension option on the master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”). The Morgan Stanley Facility is subject to one 12-month extension, which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid.
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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of December 31, 2022, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this annual report on Form 10-K for more information on our Financing Agreements.

Securitizations

As of December 31, 2022, the carrying amount and outstanding principal of our CLO Securitizations was $777.7 million and $779.0 million, respectively. See Note 16 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our CLO Securitizations.

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to continue to use borrowings to fund the origination or acquisition of our target investments. Given current market conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4.5-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, our liquidity position, the anticipated liquidity and price volatility of the assets in our loans held for investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the impact of the macroeconomic environment on the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR or SOFR curve or another alternative interest index rate commonly used for floating rate loans.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations as of December 31, 2022 are described in the following table ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$270,798	$—	$270,798	$—	$—
Citibank Facility	236,240	—	236,240	—	—
CNB Facility	—	—	—	—	—
MetLife Facility	—	—	—	—	—
Morgan Stanley Facility	198,193	—	198,193	—	—
Notes Payable	105,000	—	105,000	—	—
Secured Term Loan	150,000	—	—	150,000	—
Future Loan Funding Commitments	227,487	36,279	169,543	21,665	—
Total	$1,187,718	$36,279	$979,774	$171,665	$—

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

Credit Risk

We are subject to varying degrees of credit risk in connection with holding our target investments. We have exposure to credit risk on our CRE loans held for investment and available-for-sale debt securities. Our Manager seeks to manage credit risk by performing our due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. Credit risk is also addressed through our Manager’s ongoing review of our loans held for investment portfolio. In addition, with respect to any particular target investment, our Manager’s investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

In the current macroeconomic environment, prepayments may slow down, borrowers may not be able to repay principal upon the loan maturity or qualify for loan extensions. Additionally, if tenants are not able to pay rent to their landlords, property owners may not be able to make payments to their lenders. We have been in regular dialogue with our borrowers and our financing providers to assess this credit risk. See Note 3 to our consolidated financial statements included in this annual report on Form 10-K for a more detailed description of the potential impacts of macroeconomic conditions on our loan investments.

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

Interest Rate Effect on Net Income

Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR or SOFR as of December 31, 2022, (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of December 31, 2022 and (3) no changes in the notional amount of the interest rate swap agreement entered into as of December 31, 2022 ($ in millions):

Change in 30-Day LIBOR or SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$10.1
Up 50 basis points	$5.0
LIBOR or SOFR at 0 basis points	$(26.3)

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

Real Estate Risk

Our real estate investments are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; local markets with a significant exposure to the energy sector; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Rising interest rates and record-high inflation coupled with the COVID-19 pandemic has, and continues to have, an adverse impact on industries whose properties serve as collateral for some of our portfolio investments. For example, increased demand for work-from-home arrangements, resulting from the COVID-19 pandemic, may adversely impact the operations of office properties. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

Inflation Risk

Virtually all of our assets and liabilities are sensitive to interest rates. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates but adverse changes in inflation or changes in inflation expectations can lead to lower returns on our investments than originally anticipated. Current record levels of inflation could exacerbate this possibility. In each case, in general, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements included in this annual report on Form 10-K.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

    (c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

    (d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Adoption of Second Amended and Restated Bylaws

On February 15, 2023, the Board of Directors of the Company adopted and approved, effective immediately, amended and restated bylaws (the “Second Amended and Restated Bylaws”). Among other things, the Second Amended and Restated Bylaws update certain procedural requirements for the submission of stockholder nominees as a result of the effectiveness of Rule 14a-19 under the Exchange Act, including:

•requiring that any stockholder submitting a nomination make a representation that such stockholder intends, or is part of a group which intends, to solicit holders of shares representing at least 67% of the voting power of the Company’s capital stock in support of the proposed nominee;

•updating certain of the certifications to be made by a stockholder submitting a nomination;

•requiring that any stockholder submitting a nomination provide the Company with reasonable documentary evidence five business days prior to the meeting to demonstrate that such stockholder has met the requirements of Rule 14a-19(a)(3) under the Exchange Act; and

•limiting the number of nominees a stockholder may nominate for election at a meeting of stockholders to the number of directors to be elected at such meeting.

The Second Amended and Restated Bylaws also include certain other administrative, ministerial and conforming changes.

The foregoing description of the Second Amended and Restated Bylaws is only a summary of the changes to the Company’s amended and restated bylaws and is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this annual report on Form 10-K and by this reference incorporated herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 23, 2012, we adopted an equity incentive plan, which was amended and restated in June 2018 (as further amended, the “Amended and Restated 2012 Equity Incentive Plan”). In February 2022, our board of directors authorized, and in May 2022, our stockholders approved, the first amendment to the Amended and Restated 2012 Equity Incentive Plan, which among other things, increased the total number of shares of common stock we may grant thereunder to 2,490,000 shares. Pursuant to our Amended and Restated 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our directors, our Manager and its personnel and other eligible awardees under the plan. As of December 31, 2022, 64% of the shares reserved under our Amended and Restated 2012 Equity Incentive Plan, or a total of 1,588,940 restricted shares of our common stock, restricted stock units and/or other equity-based awards, had been granted and 36% of the shares reserved, or 901,060 shares remained available for future issuance under our Amended and Restated 2012 Equity Incentive Plan. Aside from our Amended and Restated 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our Amended and Restated 2012 Equity Incentive Plan, see Note 10 to our consolidated financial statements included in this annual report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	—	$—	901,060
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	901,060
____________________________

(1)The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our Amended and Restated 2012 Equity Incentive Plan.

See Note 10 included in these consolidated financial statements for our schedule of non-vested share and share equivalents.

All other information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

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

3.    Exhibits.

Exhibit Number		Exhibit Description
3.1	*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation.(1)
3.2		Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation.(2)
4.1	*	Description of Securities.(3)
10.1	*	Equity Distribution Agreement, dated as of November 22, 2019, by and among Ares Commercial Real Estate Corporation, Ares Commercial Real Estate Management LLC, and JMP Securities LLC and Raymond James & Associates, Inc., as Placement Agents.(4)
10.2	*	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC.(5)
10.3	*	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC.(5)
10.4	*	Amended and Restated 2012 Equity Incentive Plan.(6)#
10.5	*	First Amendment to Ares Commercial Real Estate Corporation Amended and Restated Equity Incentive Plan.(7)#
10.6	*	Form of Restricted Stock Agreement.(8)#
10.7	*	Form of Restricted Stock Agreement with officers.(6)#
10.8	*	Form of Restricted Stock Unit Award Agreement. (9)#
10.9	*	Form of Indemnification Agreement with directors and certain officers.(5)#
10.10	*	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC.(5)#
10.11	*	Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(10)
10.12	*	Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(11)
10.13	*	Amendment No. 2 to Credit Agreement dated as of July 29, 2016, by and among ACRC Lender LLC, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(12)
10.14	*	Amendment No. 3 to Credit Agreement dated as of February 26, 2016, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(13)
10.15	*	Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(14)
10.16	*	Reaffirmation and Consent to Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(14)
10.17	*	Amendment No. 5 to Credit Agreement dated as of March 2, 2017, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(15)

10.18	*	Amendment No. 6 to the Credit Agreement dated as of April 19, 2017, by and among, the several banks and other financial institutions and lenders from time to time party hereto, each individually as a lender and, collectively, as the lenders, and City National Bank, as administrative agent to the lenders, and ACRC Lender LLC, as the borrower.(16)
10.19	*	Amendment No. 7 to the Credit Agreement dated as of June 5, 2019, by and among, ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(17)
10.20	*	Amendment Number Eight to Credit Agreement and Amendment to General Continuing Guaranty, dated as of November 12, 2021, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, the lenders party thereto, and Ares Commercial Real Estate Corporation, as guarantor.(18)
10.21	*	General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.22	*	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.23	*	Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.24	*	Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(19)
10.25	*	First Amendment to Master Repurchase Agreement, dated as of August 4, 2017, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(20)
10.26	*	Second Amendment to Master Repurchase Agreement, dated August 4, 2020, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(21)
10.27	*	Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(19)
10.28	*	Amendment to Guaranty, dated as of September 22, 2016, by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer.(22)
10.29	*	Reaffirmation of Guarantor, dated as of August 4, 2017, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(20)
10.30	*	Reaffirmation of Guarantor dated August 4, 2020, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(23)
10.31	*	Second Amendment to Guaranty, dated as of February 10, 2022 by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer.(24)
10.32	*	Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer.(25)
10.33	*	Omnibus Amendment To Other Transaction Documents and Reaffirmation of Guaranty, dated as of December 8, 2014, by and among ACRC Lender C LLC, ACRC Lender LLC, Ares Commercial Real Estate Corporation and Citibank, N.A.(25)
10.34	*	Second Amended and Restated Substitute Guaranty Agreement, dated as of December 13, 2018, by Ares Commercial Real Estate Corporation in favor of Citibank, N.A.(26)
10.35	*	First Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of July 24, 2019, by and among Ares Commercial Real Estate Corporation, as Guarantor, Citibank, N.A., as Buyer, and ACRC Lender C LLC, as Seller.(27)
10.36	*	Second Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of February 10, 2022, by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A., as buyer and ACRC Lender C LLC, as seller.(28)
10.37	*	First Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(12)
10.38	*	Second Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(29)
10.39	*	Amended and Restated Fourth Amendment to Master Repurchase Agreement dated as of December 13, 2018, among ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer.(26)
10.40	*	Fifth Amendment to Master Repurchase Agreement, dated as of November 30, 2021, by and among, ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer.(30)

10.41	*	Sixth Amendment to Master Repurchase Agreement, dated as of January 13, 2022, by and among, ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer.(31)
10.42	*	Credit and Guaranty Agreement, dated as of December 9, 2015 by and among Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors, the lenders party thereto, Highbridge Principal Strategies, LLC, as administrative agent and DBD Credit Funding LLC, as collateral agent.(32)
10.43	*	Pledge and Security Agreement, dated as of December 9, 2015 among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC, ACRC Warehouse Holdings LLC and ACRC Lender and DBD Credit Funding LLC, as collateral agent for the lenders.(32)
10.44	*	Negative Pledge Agreement, dated as of December 9, 2015 by Ares Commercial Real Estate Corporation, ACRC KA JV Investor LLC, ACRC Lender LLC, ACRC Champions Investor LLC and ACRE Capital Holdings LLC in favor of DBD Credit Funding LLC, as collateral agent for the lenders.(32)
10.45	*	First Amendment to Credit and Guaranty Agreement dated as of December 22, 2017 and is entered into by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors.(33)
10.46	*	Amended and Restated Credit and Guaranty Agreement, dated as of November 12, 2021, by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower, and ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors.(34)
10.47	*	Reaffirmation Agreement, dated as of November 12, 2021, by and among, Cortland Capital Market Services LLC, as the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors.(35)
10.48	*	Indenture dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(15)
10.49	*	First Supplemental Indenture dated as of August 16, 2017, to the Indenture, dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(36)
10.50	*	Amended and Restated Indenture dated as of January 11, 2019 among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as advancing agent and note administrator.(37)
10.51	*	First Supplement to Amended and Restated Indenture dated as of April 13, 2021, by and among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee.(38)
10.52	*	Mortgage Asset Purchase Agreement dated as of March 2, 2017 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.(15)
10.53	*	Second Amended and Restated Master Repurchase and Securities Contract dated as of May 1, 2017, by and among, ACRC Lender W LLC, as existing seller, ACRC Lender W TRS LLC, as new seller, and Wells Fargo Bank, National Association, as buyer.(16)
10.54	*	Reaffirmation Agreement dated as of May 1, 2017, by Ares Commercial Real Estate Corporation in favor of Wells Fargo Bank, National Association.(16)
10.55	*	Amendment Number One to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 14, 2018, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(39)
10.56	*	Amendment Number Two to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 11, 2020, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(40)
10.57	*	Third Amended and Restated Master Repurchase and Securities Contract, dated as of February 10, 2022, by and among ACRC Lender W LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller and Wells Fargo Bank, N.A., as buyer.(41)
10.58	*	Amendment No. 1 to Third Amended and Restated Master Repurchase and Securities Contract, dated as of December 14, 2022, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(42)

10.59	*	Mortgage Asset Purchase Agreement dated as of January 11, 2019, between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.(37)
10.60	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, dated as of September 5, 2019, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(27)
10.61	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, dated as of December 4, 2019, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(43)
10.62	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, effective as of February 3, 2020, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(44)
10.63	*	Indenture dated as of January 28, 2021, among ACRE Commercial Mortgage 2021-FL4 Ltd, as issuer, ACRE Commercial Mortgage 2021-FL4 LLC, as co-issuer, ACRC Lender LLC, as advancing agent, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as note administrator.(45)
10.64	*	Mortgage Asset Purchase Agreement, dated as of January 28, 2021, between ACRC Lender LLC, as seller, and ACRE Commercial Mortgage 2021-FL4 Ltd., as issuer, and agreed and acknowledged by ACRC 2017-FL3 Holder REIT LLC.(46)
10.65	*	Amendment to Parent Guaranty and Indemnity, dated as of February 10, 2022, by and among Morgan Stanley Bank, N.A., as buyer, ACRC Lender MS LLC, as seller, and Ares Commercial Real Estate Corporation, as guarantor.(47)
10.66	*	Second Amended and Restated Guarantee Agreement, dated as of February 10, 2022 by and among Ares Commercial Real Estate Corporation, as guarantor, and Wells Fargo Bank, National Association, as buyer.(48)
10.67	*	Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of March 21, 2022, by and between ACRC Lender MS LLC, as seller, and Morgan Stanley Bank, N.A., as buyer.(49)
10.68	*	Amended and Restated Management Agreement, dated as of July 26, 2022, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation.(50)
10.69	*	Credit and Security Agreement, dated as of July 28, 2022, by and among Capital One, National Association, as administrative agent and a lender, and ACRC Lender Co LLC, as borrower.(51)
10.70	*	Guaranty of Recourse Obligations, dated as of July 28, 2022, by and among Capital One, National Association, as administrative agent, and Ares Commercial Real Estate Corporation, as guarantor.(52)
21.1		Subsidiaries of Ares Commercial Real Estate Corporation
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Previously filed
#	Denotes a management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Effective February 15, 2023.
(3)	Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K (File No. 001-35517), filed on February 20, 2020.
(4)	Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 001-35517), filed on November 22, 2019.
(5)	Incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012.

(6)	Incorporated by reference to Exhibits 10.1 and 10.3, as applicable, to the Company’s Form S-8 (File No. 333-225891), filed on June 26, 2018.
(7)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A for its 2022 Annual Meeting of Stockholders (File No. 001-35517), filed on April 7, 2022
(8)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S‑1/A (File No. 333‑176841), filed on April 12, 2012.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 2, 2020.
(10)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014.
(11)	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8‑K (File No. 001‑35517), filed on July 31, 2014.
(12)	Incorporated by reference to Exhibits 10.4, 10.6, 10.8 and 10.9, as applicable, to the Company’s Form 10‑Q (File No. 001‑35517), filed on August 4, 2016.
(13)	Incorporated by reference to Exhibit 10.53 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 1, 2016.
(14)	Incorporated by reference to Exhibits 10.42 and 10.43, as applicable, to the Company’s Form 10‑K (File No. 001‑35517), filed on March 1, 2018.
(15)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017.
(16)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 7, 2019.
(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021.
(19)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 18, 2014.
(20)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on October 29, 2020.
(22)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-35517), filed on November 3, 2016.
(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on October 29, 2020.
(24)	Incorporated by reference to Exhibit 10.62 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(25)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 12, 2014.
(26)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2018.
(27)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on November 8, 2019.
(28)	Incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 1, 2021.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 13, 2022.
(32)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2015.
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 29, 2017.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021.
(35)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021.
(36)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on November 1, 2017.
(37)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 1, 2019.
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on April 19, 2021.

(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 20, 2018.
(40)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2020.
(41)	Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 19, 2022.
(43)	Incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K (File No. 001-35517), filed on February 20, 2020.
(44)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on May 8, 2020.
(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 28, 2021.
(46)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on January 28, 2021.
(47)	Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(48)	Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(49)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 001-35517), filed on May 3, 2022.
(50)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022.
(51)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022.
(52)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Commercial Real Estate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion Ares Commercial Real Estate Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 14, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

Current expected credit losses

Description of the Matter
At December 31, 2022, the Company’s loan portfolio was $2.3 billion, the current expected credit loss reserve (“CECL” or the “CECL Reserve”) related to the outstanding loan balance was $66.0 million and the current expected credit loss reserve for unfunded loan commitments was $5.3 million, resulting in a total current expected credit loss reserve of $71.3 million. As explained in Note 4 to the consolidated financial statements, the Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for an individual loan. The Company may also consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve.

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

Los Angeles, California

February 14, 2023

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$141,278	$50,615
Loans held for investment ($887,662 and $974,424 related to consolidated VIEs, respectively)	2,264,008	2,414,383
Current expected credit loss reserve	(65,969)	(23,939)
Loans held for investment, net of current expected credit loss reserve	2,198,039	2,390,444
Real estate owned held for sale, net	—	36,602
Investment in available-for-sale debt securities, at fair value	27,936	—
Other assets ($2,980 and $2,592 of interest receivable related to consolidated VIEs, respectively; $129,495 and $128,589 of other receivables related to consolidated VIEs, respectively)	155,749	154,177
Total assets	$2,523,002	$2,631,838
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$705,231	$840,047
Notes payable	104,460	50,358
Secured term loan	149,200	149,016
Collateralized loan obligation securitization debt (consolidated VIEs)	777,675	861,188
Secured borrowings	—	22,589
Due to affiliate	5,580	4,156
Dividends payable	19,347	16,674
Other liabilities ($1,913 and $570 of interest payable related to consolidated VIEs, respectively)	13,969	9,182
Total liabilities	1,775,462	1,953,210
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2022 and 2021 and 54,443,983 and 47,144,058 shares issued and outstanding at December 31, 2022 and 2021, respectively	537	465
Additional paid-in capital	812,788	703,950
Accumulated other comprehensive income	7,541	2,844
Accumulated earnings (deficit)	(73,326)	(28,631)
Total stockholders' equity	747,540	678,628
Total liabilities and stockholders' equity	$2,523,002	$2,631,838

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the years ended December 31,
	2022	2021	2020
Revenue:
Interest income	$170,171	$133,631	$121,052
Interest expense	(65,994)	(50,080)	(51,949)
Net interest margin	104,177	83,551	69,103
Revenue from real estate owned	2,672	18,518	13,593
Total revenue	106,849	102,069	82,696
Expenses:
Management and incentive fees to affiliate	14,898	12,136	8,159
Professional fees	3,350	2,436	2,640
General and administrative expenses	6,394	4,741	3,732
General and administrative expenses reimbursed to affiliate	3,777	3,016	3,653
Expenses from real estate owned	4,309	18,548	18,127
Total expenses	32,728	40,877	36,311
Provision for current expected credit losses	46,061	10	20,185
Realized losses on loans sold	—	—	4,008
Gain on sale of real estate owned	2,197	—	—
Income before income taxes	30,257	61,182	22,192
Income tax expense, including excise tax	472	722	352
Net income attributable to common stockholders	$29,785	$60,460	$21,840
Earnings per common share:
Basic earnings per common share	$0.58	$1.43	$0.66
Diluted earnings per common share	$0.57	$1.42	$0.66
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	51,679,744	42,399,613	32,977,462
Diluted weighted average shares of common stock outstanding	52,126,256	42,681,505	33,196,508

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2022	2021	2020
Net income attributable to common stockholders	$29,785	$60,460	$21,840
Other comprehensive income:
Realized and unrealized gains (losses) on derivative financial instruments	4,642	2,844	—
Unrealized gains (losses) on available-for-sale debt securities	55	—	—
Comprehensive income	$34,482	$63,304	$21,840

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	28,865,610	$283	$423,619	$—	$2,437	$426,339
Sale of common stock	4,600,000	46	73,186	—	—	73,232
Offering costs	—	—	(341)	—	—	(341)
Stock-based compensation	(23,278)	—	1,339	—	—	1,339
Net income	—	—	—	—	21,840	21,840
Dividends declared	—	—	—	—	(44,343)	(44,343)
Impact of adoption of CECL (Note 2)	—	—	—	—	(5,051)	(5,051)
Balance at December 31, 2020	33,442,332	$329	$497,803	$—	$(25,117)	$473,015
Sale of common stock	13,637,237	136	204,643	—	—	204,779
Offering costs	—	—	(436)	—	—	(436)
Stock‑based compensation	64,489	—	1,940	—	—	1,940
Other comprehensive income	—	—	—	2,844	—	2,844
Net income	—	—	—	—	60,460	60,460
Dividends declared	—	—	—	—	(63,974)	(63,974)
Balance at December 31, 2021	47,144,058	$465	$703,950	$2,844	$(28,631)	$678,628
Sale of common stock	7,190,369	72	106,195	—	—	106,267
Offering costs	—	—	(233)	—	—	(233)
Stock‑based compensation	109,556	—	2,876	—	—	2,876
Other comprehensive income	—	—	—	4,697	—	4,697
Net income	—	—	—	—	29,785	29,785
Dividends declared	—	—	—	—	(74,480)	(74,480)
Balance at December 31, 2022	54,443,983	$537	$812,788	$7,541	$(73,326)	$747,540

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2022	2021	2020
Operating activities:
Net income	$29,785	$60,460	$21,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	7,096	9,895	6,434
Accretion of discounts, deferred loan origination fees and costs	(10,347)	(8,433)	(7,430)
Stock-based compensation	2,876	1,940	1,339
Depreciation of real estate owned	—	825	892
Provision for current expected credit losses	46,061	10	20,185
Realized losses on loans sold	—	—	4,008
Amortization of derivative financial instruments	(1,029)	—	—
Gain on sale of real estate owned	(2,197)	—	—
Changes in operating assets and liabilities:
Other assets	(17,674)	(18,545)	(15,344)
Due to affiliate	1,424	1,006	389
Other liabilities	1,162	1,192	(551)
Net cash provided by (used in) operating activities	57,157	48,350	31,762
Investing activities:
Issuance of and fundings on loans held for investment	(652,720)	(1,241,996)	(524,166)
Principal repayment of loans held for investment	824,940	534,973	341,450
Proceeds from sale of loans held for sale	—	—	96,597
Receipt of origination fees	8,513	7,632	4,526
Purchases of capitalized additions to real estate owned	—	(144)	(274)
Proceeds from sale of real estate owned	38,227	—	—
Purchases of available-for-sale debt securities	(27,872)	—	—
Amounts received (paid) under derivative financial instruments	2,085	(150)	—
Net cash provided by (used in) investing activities	193,173	(699,685)	(81,867)
Financing activities:
Proceeds from secured funding agreements	267,192	970,036	473,493
Repayments of secured funding agreements	(402,008)	(885,541)	(446,530)
Proceeds from notes payable	105,000	15,869	6,967
Repayments of notes payable	(51,110)	(27,880)	—
Proceeds from secured term loan	—	90,000	—
Repayments of secured term loan	—	(50,000)	—
Proceeds from secured borrowings	—	—	60,215
Repayments of secured borrowings	(22,715)	(37,500)	—
Payment of secured funding costs	(4,467)	(13,066)	(5,065)
Proceeds from issuance of debt of consolidated VIEs	—	540,471	—
Repayments of debt of consolidated VIEs	(85,856)	(121,246)	—
Dividends paid	(71,807)	(58,424)	(42,765)
Proceeds from sale of common stock	106,267	204,779	73,232
Payment of offering costs	(163)	(324)	(301)
Net cash provided by (used in) financing activities	(159,667)	627,174	119,246
Change in cash and cash equivalents	90,663	(24,161)	69,141
Cash and cash equivalents, beginning of period	50,615	74,776	5,635
Cash and cash equivalents, end of period	$141,278	$50,615	$74,776
Supplemental Information:
Interest paid during the period	$57,819	$40,126	$46,137
Income taxes paid during the period	$250	$1,406	$399
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$19,347	$16,674	$11,124
Other receivables related to consolidated VIEs	$129,495	$128,589	$6,410

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022
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

The Company operates as one operating segment and is primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments include senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments, including commercial mortgage backed securities. These investments are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, self storage, student housing, residential, and other commercial real estate properties, or by ownership interests therein.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, labor shortages and challenges in the supply chain, have the potential to negatively impact the Company and its borrowers. These current macroeconomic conditions may continue or aggravate and could cause the United States economy or other global economies to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States or other major global economy.

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of December 31, 2022 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, loans held for investment, available-for-sale debt securities and interest receivable. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the Federal Deposit Insurance Corporation insured limit. The Company has exposure to credit risk on its loans held for investment and available-for-sale debt securities. The Company and the Company’s Manager seek to manage credit risk by performing due diligence prior to origination or acquisition and through the use of non‑recourse financing, when and where available and appropriate.

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

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense, except as noted below, in the Company’s consolidated statements of operations while the unamortized balance on the (i) Secured Funding Agreements (each individually defined in Note 6 included in these consolidated financial statements) is included within other assets and (ii) Notes Payable, the Secured Term Loan (each defined in Note 6 included in these consolidated financial statements) and secured borrowings (described in Note 7 included in these consolidated financial statements) and debt securitizations are each included as a reduction to the carrying amount of the liability in the Company’s consolidated balance sheets. Amortization of debt issuance costs for the note payable on the hotel property that was recognized as real estate owned in the Company’s consolidated balance sheets (see Note 6 included in these consolidated financial statements for additional information on the note payable) is included within expenses from real estate owned in the Company’s consolidated statements of operations.

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

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and secured borrowings (described in Note 7 included in these consolidated financial statements) in net interest margin. For the years ended December 31, 2022, 2021 and 2020, interest expense is comprised of the following ($ in thousands):

	For the years ended December 31,
	2022	2021	2020
Secured funding agreements	$33,602	$16,403	$28,003
Notes payable (1)	3,410	2,275	1,317
Securitization debt	29,341	20,104	12,384
Secured term loan	7,028	4,353	7,114
Secured borrowings	845	6,145	3,131
Other (2)	(8,232)	800	—
Interest expense	$65,994	$50,080	$51,949
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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2022 and 2021, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. ACRC W TRS, FL3 TRS and ACRC WM recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

Recent Accounting Pronouncements

    In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU No. 2020-04 and ASU No. 2021-01 are effective for all entities and may be adopted retrospectively as of any date from the beginning of any interim period that includes or is subsequent to March 12, 2020. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848) to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company elected to adopt the new guidance and, for the modifications that have occurred to date, the adoption of the guidance has not had a material impact on the Company’s consolidated financial statements.

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

3.   LOANS HELD FOR INVESTMENT

As of December 31, 2022, the Company’s portfolio included 60 loans held for investment, excluding 150 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $2.6 billion and outstanding principal was $2.3 billion as of December 31, 2022. During the year ended December 31, 2022, the Company funded approximately $676.9 million of outstanding principal and received repayments of $823.2 million of outstanding principal as described in more detail in the tables below. As of December 31, 2022, 90.2% of the Company’s loans have LIBOR or Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 0.95%, calculated based on loans with LIBOR or SOFR floors. References to LIBOR or “L” are to 30-day LIBOR and references to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of December 31, 2022 and 2021 ($ in thousands):

	As of December 31, 2022
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,225,725	$2,243,818	8.4%	(2)	8.8%	(3)	1.3
Subordinated debt and preferred equity investments	38,283	39,003	14.0%	(2)	14.0%	(3)	2.8
Total loans held for investment portfolio	$2,264,008	$2,282,821	8.5%	(2)	8.9%	(3)	1.4

	As of December 31, 2021
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,397,655	$2,411,718	5.3%	(2)	5.4%	(3)	1.5
Subordinated debt and preferred equity investments	16,728	17,394	13.7%	(2)	13.7%	(3)	4.0
Total loans held for investment portfolio	$2,414,383	$2,429,112	5.4%	(2)	5.5%	(3)	1.6
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2022 and 2021 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of December 31, 2022 and 2021 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2022 and 2021).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of December 31, 2022 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$151.5	$151.4	L+3.60%		8.3%		Mar 2023		I/O
Multifamily	NY	130.6	129.3	S+3.90%		8.7%		Jun 2025		I/O
Office	Diversified	118.0	117.7	S+3.75%		8.5%		Jan 2024	(5)	I/O
Multifamily	TX	100.0	99.2	S+3.50%		8.2%		Jul 2025		I/O
Industrial	IL	98.2	97.8	L+4.55%		9.4%		May 2024		I/O
Mixed-use	FL	84.0	84.0	L+4.25%		8.6%		Feb 2023		I/O
Office	AZ	77.4	76.8	L+3.50%		8.3%		Oct 2024		I/O
Mixed-use	NY	75.0	74.6	L+3.65%		8.4%		Jul 2024		I/O
Residential Condominium	FL	72.5	72.3	L+5.25%		10.2%		Jul 2023		I/O
Residential Condominium	NY	72.2	71.7	S+8.95%		15.3%		Oct 2023	(6)	I/O
Office	NC	69.1	69.0	L+4.25%		9.0%		Mar 2023	(7)	P/I	(8)
Office	NY	68.2	67.6	L+3.85%		8.6%		Aug 2025		I/O
Multifamily	TX	67.9	67.4	L+2.85%		7.6%		Dec 2024		I/O
Multifamily/Office	SC	67.0	66.8	L+2.90%		7.6%		Nov 2024		I/O
Office	NC	66.5	66.0	S+3.65%		8.5%		Aug 2024		I/O
Office	IL	56.9	55.0	S+3.95%		—%		Jun 2023	(9)	I/O
Office	IL	56.0	55.5	S+4.25%		9.1%		Jan 2025		I/O
Office	GA	48.7	48.6	S+3.15%		7.8%		Dec 2023	(10)	I/O
Hotel	CA	40.0	40.0	L+4.12%		9.0%		Jan 2023		I/O
Hotel	CA	39.5	39.1	S+4.20%		9.0%		Mar 2025		I/O
Mixed-use	CA	37.9	37.9	L+4.10%		9.1%		Mar 2023		I/O
Mixed-use	TX	35.3	35.2	S+3.85%	(11)	8.5%		Sep 2024	(11)	I/O
Hotel	IL	35.0	29.8	S+4.00%		—%	(12)	May 2024	(12)	I/O
Student Housing	CA	34.5	34.5	S+3.95%		8.3%		Jul 2023	(13)	I/O
Hotel	NY	34.0	33.5	S+4.40%		9.2%		Mar 2026		I/O
Office	CA	33.2	33.1	L+3.35%		8.5%		Mar 2023	(14)	I/O
Multifamily	CA	31.7	31.5	L+2.90%		7.6%		Dec 2025		I/O
Office	IL	30.2	30.2	L+3.80%		8.8%		Jan 2023		I/O
Multifamily	PA	29.3	29.3	S+4.00%	(15)	8.6%		Dec 2023	(15)	I/O
Industrial	FL	25.5	25.4	L+2.90%		7.6%		Dec 2025		I/O
Industrial	CO	24.5	24.5	(16)		12.2%		Feb 2023		I/O
Office	MA	23.7	23.0	S+3.75%		9.6%		Apr 2025		I/O
Industrial	NJ	23.3	23.1	L+3.75%		8.9%		May 2024		I/O
Multifamily	WA	23.1	23.0	L+2.90%		7.5%		Nov 2025		I/O
Office	CA	22.8	22.8	S+3.50%		8.1%		Nov 2023		I/O
Multifamily	TX	22.2	22.1	L+2.50%		7.3%		Oct 2024		I/O
Industrial	CA	19.6	19.6	L+3.75%		8.7%		Mar 2023		I/O
Student Housing	AL	19.5	19.4	L+3.85%		8.6%		May 2024		I/O
Multifamily	WA	18.8	18.7	L+3.00%		7.8%		Mar 2023		I/O
Self Storage	PA	17.9	17.7	L+2.90%		7.6%		Dec 2025		I/O
Self Storage	NJ	17.6	17.3	S+2.90%		8.0%		Apr 2025		I/O
Residential	CA	14.3	14.3	13.00%		—%	(17)	May 2021	(17)	I/O
Self Storage	WA	11.5	11.3	S+2.90%		8.0%		Mar 2025		I/O
Industrial	TX	10.4	10.3	L+5.25%		10.0%		Dec 2024		I/O
Industrial	FL	9.5	9.4	L+4.75%		10.7%		Nov 2024		I/O
Self Storage	MA	8.5	8.5	L+2.90%		7.5%		Dec 2024		I/O
Industrial	PA	8.0	8.0	L+5.50%		10.3%		Sep 2024		I/O
Self Storage	TX	8.0	8.0	L+2.90%		7.5%		Aug 2024		I/O
Self Storage	MA	7.7	7.7	L+2.90%		7.5%		Nov 2024		I/O
Industrial	PA	7.0	6.9	L+5.90%		10.7%		Nov 2024		I/O
Industrial	TN	6.7	6.6	L+5.50%		10.3%		Nov 2024		I/O
Self Storage	MA	6.5	6.5	L+2.90%		7.5%		Oct 2024		I/O
Self Storage	MO	6.5	6.5	L+3.00%		7.5%		Dec 2023		I/O
Self Storage	NJ	5.9	5.9	L+2.90%		7.7%		Jul 2024		I/O
Self Storage	IL	5.6	5.6	L+3.00%		7.7%		Dec 2023		I/O
Industrial	FL	4.7	4.6	S+5.75%		10.5%		Mar 2025		I/O
Self Storage	TX	2.9	2.9	L+2.90%		7.4%		Sep 2024		I/O

Industrial	GA	1.3	1.3	L+5.25%	10.0%	Sep 2024	I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	SC	20.6	20.4	S+9.53%	14.3%	Sep 2025	I/O
Office	NJ	18.4	17.9	12.00%	13.6%	Jan 2026	I/O
Total/Weighted Average		$2,282.8	$2,264.0		8.5%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR or SOFR as of December 31, 2022 or the LIBOR or SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2022 as weighted by the outstanding principal balance of each loan.
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
(5)In December 2022, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior diversified loan to January 2024.
(6)This senior mortgage loan refinanced the previously existing $53.3 million senior mortgage loan that was held by the Company. The senior New York loan is currently in default due to the failure of the borrower to reach certain construction milestones.
(7)In March 2022, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior North Carolina loan to March 2023.
(8)In April 2022, amortization began on the senior North Carolina loan, which had an outstanding principal balance of $69.1 million as of December 31, 2022. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(9)Loan was on non-accrual status as of December 31, 2022 and the Unleveraged Effective Yield is not applicable. In May 2022, the Company and the borrower entered into a modification and extension agreement to, among other things, amend the interest rate from L + 3.95% to S + 3.95% and extend the maturity date on the senior Illinois loan from June 2022 to June 2023. For the year ended December 31, 2022, the Company received $3.5 million of interest payments in cash on the senior Illinois loan that was recognized either as interest income or as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(10)In October 2022, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Georgia loan to December 2023.
(11)In September 2022, the Company and the borrower entered into a modification and extension agreement to, among other things, amend the interest rate from L + 3.75% to S + 3.85% and extend the maturity date on the senior Texas loan from September 2022 to September 2024.
(12)Loan was on non-accrual status as of December 31, 2022 and the Unleveraged Effective Yield is not applicable. In March 2022, the Company and the borrower entered into a modification and extension agreement to, among other things, amend the interest rate from L + 4.40% to S + 4.00% and extend the maturity date on the senior Illinois loan from May 2022 to May 2024. For the year ended December 31, 2022, the Company received $1.8 million of interest payments in cash on the senior Illinois loan that was recognized either as interest income or as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments. However, the senior Illinois loan is currently in default due to the failure of the borrower to make certain contractual reserve deposits by the May 2022 due date.
(13)In May 2022, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior California loan to July 2023.
(14)In November 2022, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan from November 2022 to March 2023.

(15)In December 2022, the Company and the borrower entered into a modification and extension agreement to, among other things, amend the interest rate from L + 3.00% to S + 4.00% and extend the maturity date on the senior Pennsylvania loan from December 2022 to December 2023.
(16)At origination, the Colorado loan was structured as a senior loan and in January 2022, the Company also originated the mezzanine loan. The senior loan, which had an outstanding principal balance of $20.8 million as of December 31, 2022, accrues interest at a per annum rate of L + 6.75% and the mezzanine loan, which had an outstanding principal balance of $3.8 million as of December 31, 2022, accrues interest at a per annum rate of S + 8.50%.
(17)Loan was on non-accrual status as of December 31, 2022 and the Unleveraged Effective Yield is not applicable. As of December 31, 2022, the senior California loan, which is collateralized by a residential property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. As of December 31, 2022, the Company has elected to assign a specific CECL reserve on the senior California loan. See Note 4 included in these consolidated financial statements for more information. See Note 17 included in these consolidated financial statements for a subsequent event related to the senior California loan.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and is maintaining regular communications with borrowers and sponsors regarding the potential impacts of current macroeconomic conditions on the Company’s loans.

For the years ended December 31, 2022 and 2021, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2020	$1,815,219
Initial funding	1,166,100
Origination fees and discounts, net of costs	(12,192)
Additional funding	93,973
Amortizing payments	(2,586)
Loan payoffs	(654,564)
Origination fee and discount accretion	8,433
Balance at December 31, 2021	$2,414,383
Initial funding	578,652
Origination fees and discounts, net of costs	(9,577)
Additional funding	96,057
Amortizing payments	(4,333)
Loan payoffs	(821,513)
Origination fee and discount accretion	10,339
Balance at December 31, 2022	$2,264,008
Except as described in the table above listing the Company’s loans held for investment portfolio, as of December 31, 2022, all loans held for investment were paying in accordance with their contractual terms. As of December 31, 2022, the Company had three loans held for investment on non-accrual status with a carrying value of $99.1 million. As of December 31, 2021, the Company had two loans held for investment on non-accrual status with a carrying value of $45.0 million.

4.     CURRENT EXPECTED CREDIT LOSSES

    The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-

backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession given current macroeconomic conditions; however, the financial impact on the Company of current circumstances is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management's current estimate of expected credit losses as of December 31, 2022 increased compared to the current estimate of expected credit losses as of December 31, 2021 primarily due to changes to the loan portfolio, including new loan production, and the impact of the current macroeconomic environment on certain assets, including rising inflation, and rapidly rising interest rates, partially offset by shorter average remaining loan term and loan repayments during the year ended December 31, 2022. The CECL Reserve takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specific reserve is warranted for a select asset.

As of December 31, 2022, the Company’s CECL Reserve for its loans held for investment portfolio is $71.3 million or 284 basis points of the Company’s total loans held for investment commitment balance of $2.5 billion and is bifurcated between the CECL reserve (contra-asset) related to outstanding balances on loans held for investment of $66.0 million and a liability for unfunded commitments of $5.3 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

During the year ended December 31, 2022, the senior mortgage loan on a residential property located in California with a principal balance of $14.3 million was downgraded to a risk rating of “5.” As such, as of December 31, 2022, this loan was assessed individually and the Company has elected to assign a specific CECL reserve of $5.6 million on the loan based on the Company’s estimate of proceeds available from the anticipated sale of the collateral property less the estimated cost to sell the property. This specific CECL reserve is included in the Company's total CECL reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

    Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the years ended December 31, 2022 and 2021 was as follows ($ in thousands):

Balance at December 31, 2020 (1)	$23,604
Provision for current expected credit losses	335
Write-offs	—
Recoveries	—
Balance at December 31, 2021 (1)	$23,939
Provision for current expected credit losses	42,030
Write-offs	—
Recoveries	—
Balance at December 31, 2022 (1)	$65,969
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company's consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

    Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the years ended December 31, 2022 and 2021 was as follows ($ in thousands):

Balance at December 31, 2020 (1)	$1,633
Provision for current expected credit losses	(325)
Write-offs	—
Recoveries	—
Balance at December 31, 2021 (1)	$1,308
Provision for current expected credit losses	4,031
Write-offs	—
Recoveries	—
Balance at December 31, 2022 (1)	$5,339
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

    As of December 31, 2022, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2022	2021	2020	2019	2018	Prior	Total
Risk rating:
1	$13,536	$27,684	$—	$—	$—	$—	$41,220
2	34,706	323,544	—	—	22,802	34,460	415,512
3	442,153	461,706	136,456	256,359	29,280	40,000	1,365,954
4	71,709	—	189,348	63,289	84,807	17,845	426,998
5	—	—	—	—	14,324	—	14,324
Total	$562,104	$812,934	$325,804	$319,648	$151,213	$92,305	$2,264,008

Accrued Interest Receivable

    The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of December 31, 2022 and 2021, interest receivable of $14.0 million and $17.1 million, respectively, is included within other assets in the Company's consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

For the year ended December 31, 2022, the Company did not incur depreciation expense. For the year ended December 31, 2021, the Company incurred depreciation expense of $825 thousand. Depreciation expense is included within expenses from real estate owned in the Company’s consolidated statements of operations.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of December 31, 2022 and 2021, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of December 31,
	2022			2021
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$270,798	$450,000	(1)	$399,528	$450,000	(1)
Citibank Facility	236,240	325,000		192,970	325,000
CNB Facility	—	75,000		—	75,000
MetLife Facility	—	180,000		20,648	180,000
Morgan Stanley Facility	198,193	250,000		226,901	250,000
Subtotal	$705,231	$1,280,000		$840,047	$1,280,000

Notes Payable	$105,000	$105,000		$51,110	$51,755

Secured Term Loan	$150,000	$150,000		$150,000	$150,000

Total	$960,231	$1,535,000		$1,041,157	$1,481,755
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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $450.0 million. The maximum commitment may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. In December 2022, the Company amended the Wells Fargo Facility to, among other things, (1) extend the funding period of the Wells Fargo Facility to December 15, 2025, (2) extend the initial maturity date of the Wells Fargo Facility to December 15, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2027 and (3) modify the interest rate on advances under the Wells Fargo Facility from a per annum rate equal to the sum of one-month LIBOR or SOFR plus a pricing margin range of 1.50% to 2.75%, subject to certain exceptions, to a per annum rate equal to the sum of one-month LIBOR or SOFR plus a pricing margin range of 1.50% to 3.75%, subject to certain exceptions. In December 2020, the Company amended the Wells Fargo Facility to, among other things, eliminate the non-utilization fee on the Wells Fargo Facility. Prior to the amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Wells Fargo Facility to the extent less than 75% of the Wells Fargo Facility was utilized. For the years ended December 31, 2022 and 2021, the Company did not incur a non-utilization fee. For the year ended December 31, 2020, the Company incurred a non-utilization fee of $19 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Wells Fargo Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (i) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (j) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (k) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2022, the Company was in compliance with all financial covenants of the Wells Fargo Facility.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. In January 2022, the Company amended the Citibank Facility to, among other things, extend the initial maturity date and funding availability period to January 13, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR or SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. Prior to the January 2022 amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility was utilized. Subsequent to the January 2022 amendment, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the years ended December 31, 2022, 2021 and 2020, the Company incurred a non-utilization fee of $11 thousand, $598 thousand and $516 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Citibank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2022, the Company was in compliance with all financial covenants of the Citibank Facility.

CNB Facility
    The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In March 2022, the Company exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 10, 2023. Since November 12, 2021, advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) SOFR (with a 0.35% floor) plus 2.65% or (b) a base rate

(which is the highest of a prime rate, the federal funds rate plus 0.50%, or Daily Simple SOFR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Prior to November 12, 2021, the interest rate on advances was a per annum rate equal to the sum of, at the Company’s option, either (a) LIBOR for a one, two, three, six or, if available to all lenders, 12-month interest period plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or one-month LIBOR plus 1.00%) plus 1.00%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the years ended December 31, 2022, 2021 and 2020, the Company incurred a non-utilization fee of $284 thousand, $146 thousand and $38 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events.  The agreements governing the CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (ii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iii) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (iv) limitations on mergers, consolidations, transfers of assets and similar transactions and (v) maintaining its status as a REIT. As of December 31, 2022, the Company was in compliance with all financial covenants of the CNB Facility.

MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. In July 2022, the Company exercised a 12-month extension option on the MetLife Facility to extend the initial maturity date to August 13, 2023, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the MetLife Facility to August 13, 2024. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR or SOFR plus a spread of 2.50%, subject to certain exceptions. For a period of nine months subsequent to August 2020, the non-utilization fee of 25 basis points per annum on the average daily available balance of the MetLife Facility, which is owed if less than 65% of the MetLife Facility is utilized, was waived. For the years ended December 31, 2022, 2021 and 2020, the Company incurred non-utilization fee of $247 thousand, $162 thousand and $7 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
The MetLife Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default and (d) limitations on dispositions of assets.  The agreements governing the MetLife Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after August 13, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, and (v) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the MetLife Facility, the Company may be required to repay certain amounts under the MetLife Facility. As of December 31, 2022, the Company was in compliance with all financial covenants of the MetLife Facility.
Morgan Stanley Facility
    The Company is party to a $250.0 million master repurchase and securities contract with Morgan Stanley Bank, N.A. (“Morgan Stanley”) (the “Morgan Stanley Facility”). Under the Morgan Stanley Facility, the Company is permitted to sell, and later repurchase, certain qualifying commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing or self-storage properties. Morgan Stanley may approve the mortgage loans that are subject to the Morgan Stanley Facility in its sole discretion. In December 2022, the Company exercised a 12-month extension option on the Morgan Stanley Facility to extend the initial maturity date to January 16, 2024, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the Morgan Stanley Facility to January 16, 2025. On March 21, 2022, ACRC Lender MS LLC, a subsidiary of the Company and Morgan Stanley entered into the Second Amendment to Master Repurchase and Securities Contract to modify the interest rate provisions in the Morgan Stanley Facility such that financings under the Morgan Stanley Facility in connection with loans pledged to the Morgan Stanley Facility after December 31, 2021 will utilize SOFR. Advances under the Morgan Stanley Facility generally accrue interest at a per annum rate equal to the sum of one-month LIBOR or SOFR plus a spread ranging from 1.75% to 2.25%, determined by Morgan Stanley, depending upon the mortgage loan sold to Morgan Stanley in the applicable transaction.

The Morgan Stanley Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00 and (e) if certain specific debt yield and loan to value tests are not met with respect to assets on the Morgan Stanley Facility, the Company may be required to repay certain amounts under the Morgan Stanley Facility. The Morgan Stanley Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2022, the Company was in compliance with all financial covenants of the Morgan Stanley Facility.

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

In July 2022, ACRC Lender CO LLC, a wholly owned subsidiary of the Company entered into a Credit and Security Agreement with Capital One, National Association, as administrative agent and collateral agent, and the lender referred to therein. The Credit and Security Agreement provides for a $105.0 million recourse note (together with the two non-recourse note agreements discussed above, the “Notes Payable”). The $105.0 million note is secured by a $133.0 million senior mortgage loan held by the Company on a multifamily property located in New York and is fully and unconditionally guaranteed by the Company pursuant to a Guaranty of Recourse Obligation. The initial maturity date of the $105.0 million note is July 28, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to July 28, 2027. The $105.0 million note accrues interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.00%. As of December 31, 2022, the total outstanding principal balance of the note was $105.0 million.

The $105.0 million note contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of June 30, 2022, plus (2) 80% of the total net capital raised in all future equity issuances by the Company and (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity). As of December 31, 2022, the Company was in compliance with all financial covenants of the $105.0 million note.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $150.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). In November 2021, the Company amended the Secured Term Loan to, among other things, (1) increase the commitment amount to $150.0 million, which was fully drawn on the closing date of the amendment, net of an original issue discount equal to 0.50% of the commitment amount, (2) extend the maturity date of the Secured Term Loan to November 12, 2026 and (3) update the interest rate on advances under the Secured Term Loan to the following fixed rates: (i) 4.50% per annum until May 12, 2025, (ii) after May 12, 2025 through November 12, 2025, the interest rate increases 0.125% every three months and (iii) after November 12, 2025 through November 12, 2026, the interest rate increases 0.250% every three months. Prior to the November 2021 amendment, advances under the Secured Term Loan accrued interest at a per annum rate equal to the sum of, at the Company’s option, one, two, three or six-month LIBOR plus a spread of 5.00%. During the 12-month extension period beginning December 22, 2020, the spread on advances under the Secured Term Loan increased every three months by 0.125%, 0.375% and 0.750% per annum, respectively, beginning after the third-month of the extension period. As of December 31, 2022, the total outstanding principal balance of the Secured Term Loan was $150.0 million.

The total original issue discount on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the year ended December 31, 2022, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 4.6%. For the years ended December 31, 2021 and 2020, the estimated per annum effective interest rate of the Secured Term Loan, which was equal to LIBOR plus the spread plus the accretion of the original issue discount and associated costs, was 5.2% and 6.4%, respectively.

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

The Secured Term Loan contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing agreements, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the Secured Term Loan also impose certain covenants on the Company, including the following: (i) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.10 to 1.00, (ii) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2021, plus 80% of the net cash proceeds raised in subsequent equity issuances by the Company, (iv) maintaining an asset coverage ratio greater than 115%, (v) maintaining an unencumbered asset ratio greater than 125%, (vi) limitations on mergers, consolidations, transfers of assets and similar transactions, (vii) maintaining its status as a REIT and (viii) maintaining at least 65% of loans held for investment as senior commercial real estate loans, as measured by the average daily outstanding principal balance of all loans held for investment during a fiscal quarter and as adjusted for non-controlling interests. As of December 31, 2022, the Company was in compliance with all financial covenants of the Secured Term Loan.

Financing Agreements Maturities

At December 31, 2022, approximate principal maturities of the Company’s Financing Agreements are as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	CNB Facility	MetLife Facility	Morgan Stanley Facility	Notes Payable	Secured Term Loan	Total
2023	$—	$—	$—	$—	$—	$—	$—	$—
2024	—	—	—	—	198,193	—	—	198,193
2025	270,798	236,240	—	—		105,000	—	612,038
2026		—	—	—	—		150,000	150,000
2027	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
	$270,798	$236,240	$—	$—	$198,193	$105,000	$150,000	$960,231

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2022 and 2021 (notional amount in thousands):

	As of
	December 31, 2022					December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Rate(1)	Index	Weighted Average Maturity (Years)	Number of Instruments	Notional Amount	Rate(1)	Index	Weighted Average Maturity (Years)
Interest rate swaps	1	$410,000	0.2075%	LIBOR(2)	0.4	1	$700,000	0.2075%	LIBOR(2)	1.0
Interest rate caps	0(3)	$—	—	—	—	1	$220,000	0.5000%	LIBOR	1.0
_______________________________

(1)    Represents fixed rate for interest rate swaps and strike rate for interest rate caps.
(2)    Subject to a 0.00% floor.
(3)    In March 2022, the Company re-calibrated its net exposure to interest rate changes by terminating its interest rate cap derivative, which had a notional amount of $170.0 million on the termination date and a strike rate of 0.50%. For the year ended December 31, 2022, the Company recognized a $2.0 million realized gain within OCI in conjunction with the termination of the interest rate cap. In accordance with ASC 815, the realized gain will be recognized within current earnings over the remaining original term of the interest rate cap derivative as it was designated as an effective hedge. For the year ended December 31, 2022, the Company recognized a realized gain of $1.0 million through a reduction in interest expense, on the termination of the interest rate cap within current earnings.

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate derivatives	$6,565	$2,979	$—	$—
____________________________

(1)    Included in other assets in the Company’s consolidated balance sheets.
(2)    Included in other liabilities in the Company’s consolidated balance sheets.

9.   COMMITMENTS AND CONTINGENCIES

    As of December 31, 2022, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions, however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.
    As of December 31, 2022 and 2021, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of December 31,
	2022	2021
Total commitments	$2,510,308	$2,662,853
Less: funded commitments	(2,282,821)	(2,429,112)
Total unfunded commitments	$227,487	$233,741

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of December 31, 2022, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

10.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

    On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company offered and sold, from time to time, shares of the Company’s common stock, governing as “at the market offering” program having an aggregate offering price of up to $100.0 million. During the year ended December 31, 2022, the Company sold an aggregate of 190,369 shares of the Company’s common stock under the Equity Distribution Agreement at an average price of $15.33 per share. The sales generated net proceeds of approximately $2.9 million. During the year ended December 31, 2021, the Company sold an aggregate of 137,237 shares of the Company’s common stock under the Equity Distribution Agreement at an average price of $15.68 per share. The sales generated net proceeds of approximately $2.1 million. The “at the market offering” program is currently unavailable.

Stock Repurchase Program

On July 26, 2022, the Company’s Board of Directors approved a stock repurchase program of up to $50.0 million, which is expected to be in effect until July 26, 2023, or until the approved dollar amount has been used to repurchase shares (the “Repurchase Program”). Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. The Company did not conduct any repurchases under the Repurchase Program during the year ended December 31, 2022.

Equity Offerings

On May 20, 2022, the Company closed the public offering of an aggregate of 7,000,000 shares of the Company’s common stock, generating net proceeds of approximately $103.2 million, after deducting transaction expenses.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of December 31, 2022:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2021	16,640	25,373	497,161	539,174
Granted	24,780	—	434,150	458,930
Vested	(25,283)	(25,373)	(84,776)	(135,432)
Forfeited	—	—	(14,063)	(14,063)
Balance at December 31, 2022	16,137	—	832,472	848,609

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	Restricted Stock Grants—Officers and Employees of the Manager	RSUs—Officers and Employees of the Manager	Total
2023	14,052	—	168,274	182,326
2024	1,668	—	285,405	287,073
2025	417	—	234,097	234,514
2026	—	—	144,696	144,696
2027	—	—	—	—
Total	16,137	—	832,472	848,609

The following table summarizes the restricted stock and RSU compensation expense included within general and administrative expenses in the Company’s consolidated statements of operations, the total fair value of shares vested and the weighted average grant date fair value of the restricted stock and RSUs granted to the Company’s directors and officers and employees of the Manager for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	For the years ended December 31,
	2022			2021			2020
	Restricted Stock and RSU Grants			Restricted Stock and RSU Grants			Restricted Stock and RSU Grants
	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total
Compensation expense	$399	$2,477	$2,876	$329	$1,611	$1,940	$319	$1,020	$1,339
Total fair value of shares vested (1)	338	1,623	1,961	460	1,009	1,469	315	849	1,164
Weighted average grant date fair value	390	4,654	5,044	403	4,255	4,658	292	2,898	3,190
___________________________

(1)    Based on the closing price of the Company’s common stock on the NYSE on each vesting date.

As of December 31, 2022, 2021 and 2020, the total compensation cost related to non-vested awards not yet recognized totaled $8.0 million, $6.0 million and $3.7 million, respectively, and the weighted average period over which the non-vested awards are expected to be recognized is 2.3 years.

11.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the years ended December 31, 2022, 2021 and 2020 ($ in thousands, except share and per share data):

	For the years ended December 31,
	2022	2021	2020
Net income attributable to common stockholders	$29,785	$60,460	$21,840
Divided by:
Basic weighted average shares of common stock outstanding:	51,679,744	42,399,613	32,977,462
Weighted average non-vested restricted stock and RSUs	446,512	281,892	219,046
Diluted weighted average shares of common stock outstanding:	52,126,256	42,681,505	33,196,508
Basic earnings per common share	$0.58	$1.43	$0.66
Diluted earnings per common share	$0.57	$1.42	$0.66

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

The income tax provision for the Company and the TRSs consisted of the following for the years ended December 31, 2022, 2021 and 2020 ($ in thousands):

	For the years ended December 31,
	2022	2021	2020
Current	$42	$450	$82
Deferred	—	—	(99)
Excise tax	430	272	369
Total income tax expense, including excise tax	$472	$722	$352

    For the years ended December 31, 2022, 2021 and 2020, the Company incurred an expense of $430 thousand, $272 thousand and $369 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of December 31, 2022, tax years 2019 through 2022 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

Available-for-Sale Debt Securities

The Company designates investments in CRE debt securities as available-for-sale on the acquisition date of such CRE debt securities. The Company is required to record investments in available-for-sale debt securities at fair value on a recurring basis in accordance with GAAP. During the year ended December 31, 2022, the Company acquired three CRE debt securities for an aggregate purchase price of $27.9 million, which consisted of floating rate, investment grade rated debt securities that had a weighted average coupon of SOFR plus 2.47%. The Company’s available-for-sale debt securities have a contractual maturity greater than 10 years from the purchase date.

As of December 31, 2022, the Company had three CRE debt security investments designated as available-for-sale debt securities. As of December 31, 2021, the Company had no CRE debt security investments. The following table summarizes the Company’s investments in available-for-sale debt securities as of December 31, 2022 ($ in thousands):

	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,881	$119	$55

The fair value of available-for-sale debt securities was estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 ($ in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$6,565	$—	$6,565
Available-for-sale debt securities	$—	$27,936	$—	$27,936

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$2,979	$—	$2,979

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

As of December 31, 2022 and 2021, the Company did not have any nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

As of December 31, 2022, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a nonrecurring basis. As of December 31, 2021, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2022 and 2021, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2022		2021
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$2,264,008	$2,233,319	$2,414,383	$2,408,463
Financial liabilities:
Secured funding agreements	2	$705,231	$705,231	$840,047	$840,047
Notes payable	3	104,460	103,635	50,358	51,110
Secured term loan	3	149,200	137,571	149,016	150,000
Collateralized loan obligation securitization debt (consolidated VIEs)	3	777,675	749,242	861,188	863,403
Secured borrowings	3	—	—	22,589	22,715

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

14.   RELATED PARTY TRANSACTIONS

Management Agreement

The Company is party to an Amended and Restated Management Agreement under which ACREM, subject to the supervision and oversight of the Company’s board of directors, is responsible for, among other duties, (a) performing all of the Company’s day-to-day functions, (b) determining the Company’s investment strategy and guidelines in conjunction with the Company’s board of directors, (c) sourcing, analyzing and executing investments, asset sales and financing, and (d) performing portfolio management duties. In addition, ACREM has an Investment Committee that oversees compliance with the Company’s investment strategy and guidelines, loans held for investment portfolio holdings and financing strategy.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 10 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. On April 25, 2022, the Company and ACREM entered into an amendment to the Management Agreement to (a) exclude $2.4 million of net income associated with the sale of the real estate owned property for the three months ended March 31, 2022 and to (b) include $2.0 million of net income associated with the Company’s gain on the termination of its interest rate cap derivative for the three months ended March 31, 2022, in each case, with respect to Core Earnings for the three months ended March 31, 2022. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the years ended December 31, 2022, 2021 and 2020, the Company incurred incentive fees of $3.4 million, $2.8 million and $0.8 million, respectively.

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

The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2022, 2021 and 2020 and amounts payable to the Company’s Manager as of December 31, 2022 and 2021 ($ in thousands):

	Incurred			Payable
	For the years ended December 31,			As of December 31,
	2022	2021	2020	2022	2021
Affiliate Payments
Management fees	$11,456	$9,384	$7,323	$3,026	$2,613
Incentive fees	3,442	2,752	836	1,264	830
General and administrative expenses	3,777	3,016	3,653	1,232	703
Direct costs(1)	165	9	100	58	10
Total	$18,840	$15,161	$11,912	$5,580	$4,156
_______________________________

(1)    For the years ended December 31, 2022, 2021 and 2020, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of December 31, 2022 and 2021, the total outstanding principal balance for co-investments held by the Company was $213.7 million and $158.3 million, respectively.

Loan Purchases From Affiliate

An affiliate of the Company’s Manager maintains a $200.0 million real estate debt warehouse investment vehicle (the “Ares Warehouse Vehicle”) that holds Ares Management originated commercial real estate loans, which are made available to purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase loans from the Ares Warehouse Vehicle. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company once the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by the Ares Warehouse Vehicle. In addition, from time to time, the Company may purchase loans, including participations in loans, from other Ares Management managed investment vehicles. Loans purchased by the Company from the Ares Warehouse Vehicle or other Ares Management managed investment vehicles are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased by the Company from the Ares Warehouse Vehicle for the year ended December 31, 2022.

15.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2022, 2021 and 2020 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
November 2, 2022	December 30, 2022	January 18, 2023	$0.35	(1)	$19,347
July 29, 2022	September 30, 2022	October 17, 2022	0.35	(1)	19,196
May 3, 2022	June 30, 2022	July 15, 2022	0.35	(1)	19,198
February 15, 2022	March 31, 2022	April 14, 2022	0.35	(1)	16,740
Total cash dividends declared for the year ended December 31, 2022			$1.40		$74,481

November 3, 2021	December 31, 2021	January 19, 2022	$0.35	(1)	$16,674
July 30, 2021	September 30, 2021	October 15, 2021	0.35	(1)	16,524
May 4, 2021	June 30, 2021	July 15, 2021	0.35	(1)	16,528
February 17, 2021	March 31, 2021	April 15, 2021	0.35	(1)	14,248
Total cash dividends declared for the year ended December 31, 2021			$1.40		$63,974

December 15, 2020	December 30, 2020	January 15, 2021	$0.33		$11,124
September 16, 2020	September 30, 2020	October 15, 2020	0.33		11,072
June 19, 2020	June 30, 2020	July 15, 2020	0.33		11,072
February 20, 2020	March 31, 2020	April 15, 2020	0.33		11,057
Total cash dividends declared for the year ended December 31, 2020			$1.32		$44,325

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

As of December 31, 2022, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of $429.4 million (the “FL3 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $127.6 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2021, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of approximately $451.6 million that were closed by a wholly-owned subsidiary of the Company and approximately $105.4 million of receivables related to repayments of outstanding principal on previous mortgage assets. On

April 13, 2021, the FL3 Issuer and the FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024. During the reinvestment period, the Company may direct the FL3 Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the FL3 Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

As of December 31, 2022, the FL4 Notes were collateralized by interests in a pool of 12 mortgage assets having a total principal balance of approximately $458.3 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $1.9 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2021, the FL4 Notes were collateralized by interests in a pool of 17 mortgage assets having a total principal balance of approximately $522.8 million that were closed by a wholly-owned subsidiary of the Company and approximately $23.2 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the period ending in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer may use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that meet certain acquisition criteria.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the year ended December 31, 2022, the Company paid down $85.9 million of the FL4 Offered Notes.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of December 31, 2022, the Company’s maximum risk of loss was $238.2 million, which represents the carrying value of its investments in the CLO Securitizations.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this annual report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2022, except as disclosed below.

In January 2023, the senior mortgage loan held by the Company on an office property located in Illinois was not repaid upon its contractual maturity, which triggered an event of default under the loan agreement. As of February 14, 2023, the outstanding principal balance of the senior Illinois loan is $27.2 million.

In January 2023, the senior mortgage loan held by the Company on a mixed-use property located in California did not receive the January interest payment, which triggered an event of default under the loan agreement. As of February 14, 2023, the outstanding principal balance of the senior California loan is $37.9 million.

In January 2023, the Company sold the senior loan collateralized by a residential property in California and was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the maturity date. The Company sold the loan at an all-cash price of $10.0 million, with estimated net proceeds of $9.8 million.

In February 2023, the senior mortgage loan held by the Company on a mixed-use property located in Florida was not repaid upon its contractual maturity, which triggered an event of default under the loan agreement. As of February 14, 2023, the outstanding principal balance of the senior Florida loan is $84.0 million.

The Company’s Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the first quarter of 2023. The first quarter 2023 and supplemental cash dividends will be payable on April 18, 2023 to common stockholders of record as of March 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated:	February 15, 2023	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Dated:	February 15, 2023	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 15, 2023	By:	/s/ Bryan Donohoe
Bryan Donohoe Chief Executive Officer (Principal Executive Officer)
Dated:	February 15, 2023	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated:	February 15, 2023	By:	/s/ William S. Benjamin
William S. Benjamin Chairman, Director
Dated:	February 15, 2023	By:	/s/ Rand S. April
Rand S. April Director
Dated:	February 15, 2023	By:	/s/ Michael J Arougheti
Michael J Arougheti Director
Dated:	February 15, 2023	By:	/s/ Caroline E. Blakely
Caroline E. Blakely Director
Dated:	February 15, 2023	By:	/s/ William L. Browning
William L. Browning Director
Dated:	February 15, 2023	By:	/s/ Edmond N. Moriarty, III
Edmond N. Moriarty, III Director
Dated:	February 15, 2023	By:	/s/ Rebecca J. Parekh
Rebecca J. Parekh Director
Dated:	February 15, 2023	By:	/s/ James E. Skinner
James E. Skinner Director