Form 10-Q
period 2023-03-31
Ares Commercial Real Estate Corp
filed 2023-05-02
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2023
Common stock, $0.01 par value	54,672,238

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

•the failure of major financial institutions, namely banks, or sustained financial market illiquidity;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and financial condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the risks, uncertainties and other factors set forth in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report”) and the other information included in our 2022 Annual Report and elsewhere in this quarterly report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$153,764	$141,278
Loans held for investment ($846,718 and $887,662 related to consolidated VIEs, respectively)	2,173,205	2,264,008
Current expected credit loss reserve	(87,502)	(65,969)
Loans held for investment, net of current expected credit loss reserve	2,085,703	2,198,039
Loans held for sale, at fair value	27,375	—
Investment in available-for-sale debt securities, at fair value	28,007	27,936
Other assets ($2,959 and $2,980 of interest receivable related to consolidated VIEs, respectively; $128,334 and $129,495 of other receivables related to consolidated VIEs, respectively)	149,471	155,749
Total assets	$2,444,320	$2,523,002
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$698,153	$705,231
Notes payable	104,509	104,460
Secured term loan	149,247	149,200
Collateralized loan obligation securitization debt (consolidated VIEs)	735,839	777,675
Due to affiliate	3,899	5,580
Dividends payable	19,346	19,347
Other liabilities ($1,942 and $1,913 of interest payable related to consolidated VIEs, respectively)	15,024	13,969
Total liabilities	1,726,017	1,775,462
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2023 and December 31, 2022 and 54,606,826 and 54,443,983 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	537	537
Additional paid-in capital	813,748	812,788
Accumulated other comprehensive income	3,129	7,541
Accumulated earnings (deficit)	(99,111)	(73,326)
Total stockholders' equity	718,303	747,540
Total liabilities and stockholders' equity	$2,444,320	$2,523,002

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Revenue:
Interest income	$49,500	$33,364
Interest expense	(22,999)	(12,013)
Net interest margin	26,501	21,351
Revenue from real estate owned	—	2,672
Total revenue	26,501	24,023
Expenses:
Management and incentive fees to affiliate	3,010	2,974
Professional fees	771	778
General and administrative expenses	1,685	1,613
General and administrative expenses reimbursed to affiliate	732	834
Expenses from real estate owned	—	4,309
Total expenses	6,198	10,508
Provision for current expected credit losses	21,019	(594)
Realized losses on loans sold	5,613	—
Gain on sale of real estate owned	—	2,197
Income (loss) before income taxes	(6,329)	16,306
Income tax expense, including excise tax	110	105
Net income (loss) attributable to common stockholders	$(6,439)	$16,201
Earnings per common share:
Basic and diluted earnings (loss) per common share	$(0.12)	$0.34
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	54,591,650	47,204,397
Diluted weighted average shares of common stock outstanding	54,591,650	47,654,549
Dividends declared per share of common stock	$0.35	$0.35

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Net income (loss) attributable to common stockholders	$(6,439)	$16,201
Other comprehensive income:
Realized and unrealized gains (losses) on derivative financial instruments	(4,477)	7,614
Unrealized gains (losses) on available-for-sale debt securities	65	—
Comprehensive income (loss)	$(10,851)	$23,815

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	47,144,058	$465	$703,950	$2,844	$(28,631)	$678,628
Sale of common stock	190,369	2	2,872	—	—	2,874
Offering costs	—	—	(9)	—	—	(9)
Stock‑based compensation	78,009	—	766	—	—	766
Other comprehensive income (loss)	—	—	—	7,614	—	7,614
Net income	—	—	—	—	16,201	16,201
Dividends declared	—	—	—	—	(16,740)	(16,740)
Balance at March 31, 2022	47,412,436	$467	$707,579	$10,458	$(29,170)	$689,334
Sale of common stock	7,000,000	70	103,323	—	—	103,393
Offering costs	—	—	(190)	—	—	(190)
Stock‑based compensation	25,927	—	699	—	—	699
Other comprehensive income (loss)	—	—	—	1,931	—	1,931
Net income	—	—	—	—	10,031	10,031
Dividends declared	—	—	—	—	(19,198)	(19,198)
Balance at June 30, 2022	54,438,363	$537	$811,411	$12,389	$(38,337)	$786,000
Offering costs	—	—	(34)	—	—	(34)
Stock‑based compensation	—	—	673	—	—	673
Other comprehensive income (loss)	—	—	—	(1,010)	—	(1,010)
Net income	—	—	—	—	644	644
Dividends declared	—	—	—	—	(19,196)	(19,196)
Balance at September 30, 2022	54,438,363	$537	$812,050	$11,379	$(56,889)	$767,077
Stock‑based compensation	5,620	—	738	—	—	738
Other comprehensive income (loss)	—	—	—	(3,838)	—	(3,838)
Net income	—	—	—	—	2,909	2,909
Dividends declared	—	—	—	—	(19,346)	(19,346)
Balance at December 31, 2022	54,443,983	$537	$812,788	$7,541	$(73,326)	$747,540
Stock‑based compensation	162,843	—	960	—	—	960
Other comprehensive income (loss)	—	—	—	(4,412)	—	(4,412)
Net loss	—	—	—	—	(6,439)	(6,439)
Dividends declared	—	—	—	—	(19,346)	(19,346)
Balance at March 31, 2023	54,606,826	$537	$813,748	$3,129	$(99,111)	$718,303

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Operating activities:
Net income (loss)	$(6,439)	$16,201
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	979	2,220
Accretion of discounts, deferred loan origination fees and costs	(1,779)	(2,280)
Stock-based compensation	960	766
Provision for current expected credit losses	21,019	(594)
Realized losses on loans sold	5,613	—
Amortization of derivative financial instruments	(456)	—
Gain on sale of real estate owned	—	(2,197)
Changes in operating assets and liabilities:
Other assets	(8,617)	3,956
Due to affiliate	(1,681)	(333)
Other liabilities	1,657	(1,524)
Net cash provided by (used in) operating activities	11,256	16,215
Investing activities:
Issuance of and fundings on loans held for investment	(18,378)	(217,549)
Principal repayment of loans held for investment	78,198	266,574
Proceeds from sale of loans held for sale	9,825	—
Receipt of origination fees	413	2,428
Proceeds from sale of real estate owned	—	38,227
Net cash provided by (used in) investing activities	70,058	89,680
Financing activities:
Proceeds from secured funding agreements	12,662	37,892
Repayments of secured funding agreements	(19,740)	(137,917)
Repayments of notes payable	—	(28,275)
Payment of secured funding costs	(297)	(651)
Repayments of debt of consolidated VIEs	(42,106)	—
Dividends paid	(19,347)	(16,674)
Proceeds from sale of common stock	—	2,874
Net cash provided by (used in) financing activities	(68,828)	(142,751)
Change in cash and cash equivalents	12,486	(36,856)
Cash and cash equivalents, beginning of period	141,278	50,615
Cash and cash equivalents, end of period	$153,764	$13,759

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2023
(in thousands, except share and per share data, percentages and as otherwise indicated)
(unaudited)

1.   ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company primarily engaged in originating and investing in commercial real estate loans and related investments. Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, it has investment professionals strategically located across the United States and Europe who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement (the “Management Agreement”).

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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a description of the Company’s recurring accounting policies. The Company has included disclosure below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly or (ii) the Company views as critical as of the date of this report.

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

The unaudited consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results for any other interim period or that ultimately may be achieved for the year ending December 31, 2023.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including high inflation, changes to fiscal and monetary policy, high interest rates, potential market-wide liquidity problems, currency fluctuations, labor shortages and challenges in the supply chain, have the potential to negatively impact the Company and its borrowers. These current macroeconomic conditions may continue or aggravate and could cause the United States economy or other global economies to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States or other major global economy.

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2023, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of March 31, 2023 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

Current Expected Credit Losses

FASB ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”), requires the Company to reflect current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broad range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). Increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASC 326 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held for investment in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company's consolidated balance sheets. See Note 4 included in these consolidated financial statements for CECL related disclosures.

Loans Held for Sale

Although the Company generally holds its target investments as long-term investments, the Company occasionally classifies some of its investments as held for sale. Investments held for sale are carried at fair value within loans held for sale, at fair value in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings.

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

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and secured borrowings (described in Note 7 included in these consolidated financial statements) in net interest margin. For the three months ended March 31, 2023 and 2022, interest expense is comprised of the following ($ in thousands):

	For the three months ended March 31,
	2023	2022
Secured funding agreements	$12,311	$5,127
Notes payable (1)	1,759	453
Securitization debt	11,606	4,351
Secured term loan	1,734	1,732
Secured borrowings	—	292
Other (2)	(4,411)	58
Interest expense	$22,999	$12,013
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

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs were assessed and determined either to be not applicable or expected to have minimal impact on its unaudited consolidated financial statements.

3.   LOANS HELD FOR INVESTMENT

As of March 31, 2023, the Company’s portfolio included 53 loans held for investment, excluding 157 loans that were repaid, sold, converted to real estate owned or transferred to held for sale since inception. The aggregate originated commitment under these loans at closing was approximately $2.5 billion and outstanding principal was $2.2 billion as of March 31, 2023. During the three months ended March 31, 2023, the Company funded approximately $26.4 million of outstanding principal, received repayments of $72.8 million of outstanding principal, sold one loan with outstanding principal of $14.3 million to a third party and transferred one loan to loans held for sale with outstanding principal of $27.4 million as described in more detail in the tables below. As of March 31, 2023, 80.8% of the Company’s loans have LIBOR or Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 0.99%, calculated based on loans with LIBOR or SOFR floors. References to LIBOR or “L” are to 30-day LIBOR and references to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2023 and December 31, 2022 ($ in thousands):

	As of March 31, 2023
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,135,368	$2,155,816	8.5%	(2)	9.2%	(3)	1.4
Subordinated debt and preferred equity investments	37,837	39,098	7.8%	(2)	14.7%	(3)	2.6
Total loans held for investment portfolio	$2,173,205	$2,194,914	8.5%	(2)	9.2%	(3)	1.4

	As of December 31, 2022
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,225,725	$2,243,818	8.4%	(2)	8.8%	(3)	1.3
Subordinated debt and preferred equity investments	38,283	39,003	14.0%	(2)	14.0%	(3)	2.8
Total loans held for investment portfolio	$2,264,008	$2,282,821	8.5%	(2)	8.9%	(3)	1.4
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.

(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2023 and December 31, 2022 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of March 31, 2023 and December 31, 2022 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2023 and December 31, 2022).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of March 31, 2023 is as follows ($ in millions, except percentages):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$155.7	$154.0	(5)	7.1%	(5)	Mar 2025	(5)	I/O
Multifamily	NY	132.2	131.0	S+3.90%	9.2%		Jun 2025		I/O
Office	Diversified	120.4	120.2	S+3.75%	8.8%		Jan 2024		P/I	(7)
Multifamily	TX	100.0	99.2	S+3.50%	9.1%		Jul 2025		I/O
Industrial	IL	98.2	97.8	L+4.55%	9.8%		May 2024		I/O
Mixed-use	FL	82.7	82.7	L+4.25%	9.1%		Feb 2023	(9)	I/O
Office	AZ	78.0	77.6	L+3.50%	8.8%		Oct 2024		I/O
Residential Condominium	NY	76.2	75.9	S+8.95%	15.6%		Oct 2023	(6)	I/O
Mixed-use	NY	75.0	74.7	S+3.75%	8.9%		Jul 2024		I/O
Residential Condominium	FL	74.5	74.4	S+5.35%	10.7%		Jul 2023		I/O
Office	NY	70.2	69.6	L+3.85%	9.1%		Aug 2025		I/O
Office	NC	68.9	68.7	S+4.35%	9.5%		Mar 2024	(10)	P/I	(7)
Multifamily	TX	68.1	67.7	S+2.95%	8.1%		Dec 2024		I/O
Office	NC	67.3	66.9	S+3.65%	8.9%		Aug 2024		I/O
Multifamily/Office	SC	67.0	66.8	L+2.90%	8.0%		Nov 2024		I/O
Office	IL	56.9	53.8	S+3.95%	—%	(8)	Jun 2023		I/O
Office	IL	56.0	55.5	S+4.25%	9.6%		Jan 2025		I/O
Office	GA	48.6	48.5	S+3.15%	8.3%		Dec 2023		P/I	(7)
Hotel	CA	40.2	39.8	S+4.20%	9.5%		Mar 2025		I/O
Mixed-use	CA	37.9	37.9	L+4.10%	9.0%		Mar 2023	(12)	I/O
Hotel	NY	36.5	36.1	S+4.40%	9.6%		Mar 2026		I/O
Mixed-use	TX	35.3	35.2	S+3.85%	8.9%		Sep 2024		I/O
Hotel	IL	35.0	29.5	S+4.00%	—%	(11)	May 2024		I/O
Student Housing	CA	34.5	34.5	S+3.95%	8.8%		Jul 2023		I/O
Office	CA	33.2	32.6	S+3.45%	—%	(13)	Nov 2023	(13)	I/O
Multifamily	CA	31.7	31.5	S+3.00%	8.1%		Dec 2025		I/O
Multifamily	PA	29.4	29.3	S+4.00%	9.1%		Dec 2023		I/O
Office	MA	26.8	26.1	S+3.75%	9.9%		Apr 2025		I/O
Industrial	FL	25.5	25.4	L+2.90%	8.0%		Dec 2025		I/O
Industrial	NJ	24.6	24.4	L+3.75%	9.3%		May 2024		I/O
Industrial	CO	23.6	23.5	(15)	12.2%		Feb 2024	(15)	I/O
Multifamily	WA	23.1	23.0	S+3.00%	8.0%		Nov 2025		I/O
Office	CA	22.9	22.8	S+3.50%	8.6%		Nov 2023		I/O
Multifamily	TX	22.4	22.2	S+2.60%	7.8%		Oct 2024		I/O
Industrial	CA	19.6	19.5	S+3.85%	8.9%		Sep 2024	(14)	I/O
Student Housing	AL	19.5	19.4	S+3.95%	9.1%		May 2024		I/O
Multifamily	WA	18.8	18.7	S+3.10%	8.4%		Sep 2023	(16)	I/O
Self Storage	PA	18.2	18.1	L+2.90%	8.1%		Dec 2025		I/O
Self Storage	NJ	17.6	17.4	S+2.90%	8.5%		Apr 2025		I/O
Self Storage	WA	11.5	11.4	S+2.90%	8.4%		Mar 2025		I/O
Industrial	TX	10.0	9.9	S+5.35%	10.5%		Dec 2024		I/O
Self Storage	MA	8.5	8.5	L+2.90%	7.9%		Dec 2024		I/O
Self Storage	TX	8.0	8.0	L+2.90%	8.0%		Aug 2024		I/O
Self Storage	MA	7.7	7.7	L+2.90%	8.0%		Nov 2024		I/O
Self Storage	MA	6.6	6.6	L+2.90%	8.0%		Oct 2024		I/O
Self Storage	MO	6.5	6.5	L+3.00%	8.0%		Dec 2023		I/O
Industrial	TN	6.4	6.4	S+5.60%	10.8%		Nov 2024		I/O
Self Storage	NJ	5.9	5.9	L+2.90%	8.2%		Jul 2024		I/O
Self Storage	IL	5.6	5.6	S+3.10%	8.2%		Dec 2023		I/O
Industrial	FL	4.0	4.0	S+5.75%	11.0%		Mar 2025		I/O
Self Storage	TX	2.9	2.9	L+2.90%	7.9%		Sep 2024		I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	SC	20.6	20.5	S+9.53%	14.7%		Sep 2025		I/O
Office	NJ	18.5	17.4	12.00%	—%	(17)	Jan 2026		I/O
Total/Weighted Average		$2,194.9	$2,173.2		8.5%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on LIBOR or SOFR as of March 31, 2023 or the LIBOR or SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2023 as weighted by the outstanding principal balance of each loan.
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
(5)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The mezzanine position of this loan, which had an outstanding principal balance of $41.8 million as of March 31, 2023, was on non-accrual status as of March 31, 2023 and therefore, the Unleveraged Effective Yield presented is for the senior position only as the mezzanine position is non-interest accruing. In March 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the Illinois loan from March 2023 to March 2025. For the three months ended March 31, 2023, the Company received $1.7 million of interest payments and other fees in cash on the mezzanine position of the Illinois loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(6)This senior mortgage loan refinanced the previously existing $53.3 million senior mortgage loan that was held by the Company. The senior New York loan is currently in default due to the failure of the borrower to reach certain construction milestones.
(7)In April 2022, amortization began on the senior North Carolina loan, which had an outstanding principal balance of $68.9 million as of March 31, 2023. In January 2023, amortization began on the senior Georgia loan, which had an outstanding principal balance of $48.6 million as of March 31, 2023. In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $120.4 million as of March 31, 2023. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(8)Loan was on non-accrual status as of March 31, 2023 and the Unleveraged Effective Yield is not applicable. For the three months ended March 31, 2023, the Company received $1.2 million of interest payments in cash on the senior Illinois loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(9)As of March 31, 2023, the senior Florida loan, which is collateralized by a mixed-use property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date.
(10)In March 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior North Carolina loan from March 2023 to March 2024.
(11)Loan was on non-accrual status as of March 31, 2023 and the Unleveraged Effective Yield is not applicable. For the three months ended March 31, 2023, the Company received $0.3 million of interest payments in cash on the senior Illinois loan that was recognized as a reduction to the carrying value of the loan. The senior Illinois loan is currently in default due to the failure of the borrower to make certain contractual reserve deposits by the May 2022 due date and due to the borrower not making its contractual interest payments due subsequent to the January 2023 interest payment date.
(12)As of March 31, 2023, the senior California loan, which is collateralized by a mixed-use property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the March 2023 maturity date.
(13)Loan was on non-accrual status as of March 31, 2023 and the Unleveraged Effective Yield is not applicable. In March 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan from March 2023 to November 2023. For the three months ended March 31, 2023, the Company received $0.5 million of interest payments in cash on the senior California loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.

(14)In February 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan from March 2023 to September 2024.
(15)At origination, the Colorado loan was structured as a senior loan and in January 2022, the Company also originated the mezzanine loan. The senior loan, which had an outstanding principal balance of $19.8 million as of March 31, 2023, accrues interest at a per annum rate of L + 6.75% and the mezzanine loan, which had an outstanding principal balance of $3.8 million as of March 31, 2023, accrues interest at a per annum rate of S + 8.50%. In February 2023, the borrower exercised a one-year extension option in accordance with the loan agreement, which extended the maturity date on the senior Colorado loan to February 2024.
(16)In March 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Washington loan from March 2023 to September 2023.
(17)Loan was on non-accrual status as of March 31, 2023 and the Unleveraged Effective Yield is not applicable. For the three months ended March 31, 2023, the Company received $0.6 million of interest payments in cash on the mezzanine New Jersey loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.

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

For the three months ended March 31, 2023, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2022	$2,264,008
Initial funding	—
Origination fees and discounts, net of costs	(413)
Additional funding	26,363
Amortizing payments	(4,671)
Loan payoffs	(72,366)
Loans sold to third parties (1)	(14,324)
Loans transferred to held for sale (2)	(27,165)
Origination fee and discount accretion	1,773
Balance at March 31, 2023	$2,173,205
_________________________

(1)    In January 2023, the Company closed the sale of a senior mortgage loan with outstanding principal of $14.3 million, which was collateralized by a residential property located in California, to a third party. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. For the three months ended March 31, 2023, the Company recognized a realized loss of $5.6 million in the Company's consolidated statements of operations upon the sale of the senior mortgage loan as the carrying value exceeded the sale price of the loan.

(2)    In March 2023, the Company entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $27.4 million, which is collateralized by an office property located in Illinois. In January 2023, the senior mortgage loan was not repaid upon its contractual maturity, which triggered an event of default under the loan agreement and as of March 31, 2023, the loan remains in default. As of March 31, 2023, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and is carried at fair value in the Company's consolidated balance sheets. The Company did not recognize any unrealized gain or loss in the Company's consolidated statements of operations upon reclassifying the loan to held for sale as the carrying value was equal to fair value as determined by the agreed upon sale price of the loan. See Note 17 included in these consolidated financial statements for a subsequent event related to the sale of the senior mortgage loan.
Except as described in the table above listing the Company’s loans held for investment portfolio, as of March 31, 2023, all loans held for investment were paying in accordance with their contractual terms. As of March 31, 2023, the Company had five loans held for investment on non-accrual status with a carrying value of $173.3 million. As of December 31, 2022, the Company had three loans held for investment on non-accrual status with a carrying value of $99.1 million.

4.     CURRENT EXPECTED CREDIT LOSSES

    The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects a current recession given current macroeconomic conditions; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management's current estimate of expected credit losses as of March 31, 2023 increased compared to the current estimate of expected credit losses as of December 31, 2022 primarily due to specific CECL reserves that were assigned to two loans in the portfolio (as discussed below), changes to the loan portfolio and the impact of the current macroeconomic environment on certain assets, including high inflation and interest rates, partially offset by shorter average remaining loan term, loan sales and loan repayments during the three months ended March 31, 2023. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specific reserve is warranted for a select asset.

As of March 31, 2023, the Company’s CECL Reserve for its loans held for investment portfolio is $92.3 million or 387 basis points of the Company’s total loans held for investment commitment balance of $2.4 billion and is bifurcated between the CECL reserve (contra-asset) related to outstanding balances on loans held for investment of $87.5 million and a liability for unfunded commitments of $4.8 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

During the three months ended March 31, 2023, the senior mortgage loan on an office property located in Illinois with a principal balance of $56.9 million and the senior mortgage loan on a hotel property located in Illinois with a principal balance of $35.0 million were both downgraded to a risk rating of “5.” As of March 31, 2023, both loans were assessed individually and the Company elected to assign specific CECL reserves of $38.3 million on the Illinois office loan and $5.6 million on the Illinois hotel loan. These specific CECL reserves for both loans were based on the Company’s estimate of proceeds available from the anticipated sale of the collateral property less the estimated cost to sell the property and the specific CECL reserves are included in the Company’s total CECL Reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

    Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three months ended March 31, 2023 was as follows ($ in thousands):

Balance at December 31, 2022 (1)	$65,969
Provision for current expected credit losses	21,533
Write-offs	—
Recoveries	—
Balance at March 31, 2023 (1)	$87,502
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company's consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

    Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three months ended March 31, 2023 was as follows ($ in thousands):

Balance at December 31, 2022 (1)	$5,339
Provision for current expected credit losses	(514)
Write-offs	—
Recoveries	—
Balance at March 31, 2023 (1)	$4,825
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

    As of March 31, 2023, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Risk rating:
1	$—	$13,545	$5,588	$—	$—	$—	$19,133
2	—	34,863	348,017	—	—	57,275	440,155
3	—	450,076	439,815	138,920	171,983	29,299	1,230,093
4	—	75,898	—	191,910	115,272	17,385	400,465
5	—	—	—	—	—	83,359	83,359
Total	$—	$574,382	$793,420	$330,830	$287,255	$187,318	$2,173,205

Accrued Interest Receivable

    The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of March 31, 2023 and December 31, 2022, interest receivable of $13.1 million and $14.0 million, respectively, is included within other assets in the Company's consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of March 31, 2023 and December 31, 2022, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	March 31, 2023			December 31, 2022
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$261,039	$450,000	(1)	$270,798	$450,000	(1)
Citibank Facility	236,240	325,000		236,240	325,000
CNB Facility	—	75,000		—	75,000
MetLife Facility	—	180,000		—	180,000
Morgan Stanley Facility	200,874	250,000		198,193	250,000
Subtotal	$698,153	$1,280,000		$705,231	$1,280,000

Notes Payable	$105,000	$105,000		$105,000	$105,000

Secured Term Loan	$150,000	$150,000		$150,000	$150,000

Total	$953,153	$1,535,000		$960,231	$1,535,000
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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $450.0 million. The maximum commitment may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The funding period of the Wells Fargo Facility expires on December 15, 2025. The initial maturity date of the Wells Fargo Facility is December 15, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2027. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR or SOFR plus a pricing margin range of 1.50% to 3.75%, subject to certain exceptions.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank facility is January 13, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month LIBOR or SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. Prior to the January 2022 amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility was utilized. Subsequent to the January 2022 amendment, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the three months ended March 31, 2023, the Company did not incur a non-utilization fee. For the three months ended March 31, 2022, the Company incurred a non-utilization fee of $11 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility
    The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In February 2023, the Company exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 11, 2024. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) SOFR (with a 0.35% floor) plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or Daily Simple SOFR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For both the three months ended March 31, 2023 and 2022, the Company incurred a non-utilization fee of $70 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. The initial maturity date of the MetLife Facility is August 13, 2023, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the MetLife Facility to August 13, 2024. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.50%, subject to certain exceptions. Unless at least 65% of the MetLife Facility is utilized, unused commitments under the MetLife Facility accrue non-utilization fees at the rate of 0.25% per annum on the average daily available balance. For the three months ended March 31, 2023 and 2022, the Company incurred a non-utilization fee of $73 thousand and $60 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
Morgan Stanley Facility
    The Company is party to a $250.0 million master repurchase and securities contract with Morgan Stanley Bank, N.A. (“Morgan Stanley”) (the “Morgan Stanley Facility”). Under the Morgan Stanley Facility, the Company is permitted to sell, and later repurchase, certain qualifying commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing or self-storage properties. Morgan Stanley may approve the mortgage loans that are subject to the Morgan Stanley Facility in its sole discretion. The initial maturity date of the Morgan Stanley Facility is January 16, 2024, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the Morgan Stanley Facility to January 16, 2025. Advances under the Morgan Stanley Facility generally accrue interest at a per annum rate equal to the sum of one-month SOFR plus a spread ranging from 1.75% to 2.25%, determined by Morgan Stanley, depending upon the mortgage loan sold to Morgan Stanley in the applicable transaction.

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

In July 2022, ACRC Lender CO LLC, a wholly owned subsidiary of the Company entered into a Credit and Security Agreement with Capital One, National Association, as administrative agent and collateral agent, and the lender referred to therein. The Credit and Security Agreement provides for a $105.0 million recourse note (together with the two non-recourse note agreements discussed above, the “Notes Payable”). The $105.0 million note is secured by a $133.0 million senior mortgage loan held by the Company on a multifamily property located in New York and is fully and unconditionally guaranteed by the Company pursuant to a Guaranty of Recourse Obligation. The initial maturity date of the $105.0 million note is July 28, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to July 28, 2027. The $105.0 million note accrues interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.00%. As of March 31, 2023, the total outstanding principal balance of the note was $105.0 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $150.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The maturity date of the Secured Term Loan is November 12, 2026. Advances under the Secured Term Loan are subject to the following fixed rates: (i) 4.50% per annum until May 12, 2025, (ii) after May 12, 2025 through November 12, 2025, the interest rate increases 0.125% every three months and (iii) after November 12, 2025 through November 12, 2026, the interest rate increases 0.250% every three months. As of March 31, 2023, the total outstanding principal balance of the Secured Term Loan was $150.0 million.

The total original issue discount on the Secured Term Loan was equal to 0.50% of the commitment amount and represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For both the three months ended March 31, 2023 and 2022, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 4.6%.

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2023 and December 31, 2022 (notional amount in thousands):

As of
	March 31, 2023					December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Rate(1)	Index	Weighted Average Maturity (Years)	Number of Instruments	Notional Amount	Rate(1)	Index	Weighted Average Maturity (Years)
Interest rate swaps	1	$190,000	0.2075%	LIBOR(2)	0.3	1	$410,000	0.2075%	LIBOR(2)	0.4
Interest rate caps	0(3)	—	—	—	—	0(3)	—	—	—	—
_______________________________

(1)    Represents fixed rate for interest rate swaps and strike rate for interest rate caps.
(2)    Subject to a 0.00% floor.
(3)    In March 2022, the Company re-calibrated its net exposure to interest rate changes by terminating its interest rate cap derivative, which had a notional amount of $170.0 million on the termination date and a strike rate of 0.50%. For the three months ended March 31, 2022, the Company recognized a $2.0 million realized gain within OCI in conjunction with the termination of the interest rate cap. In accordance with ASC 815, the realized gain is recognized within current earnings over the remaining original term of the interest rate cap derivative as it was designated as an effective hedge. For the three months ended March 31, 2023 and 2022, the Company recognized a realized gain of $457 thousand and $5 thousand, respectively, through a reduction in interest expense, on the termination of the interest rate cap within current earnings.

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate derivatives	$2,545	$6,565	$—	$—
____________________________

(1)    Included in other assets in the Company’s consolidated balance sheets.
(2)    Included in other liabilities in the Company’s consolidated balance sheets.

9.   COMMITMENTS AND CONTINGENCIES

    As of March 31, 2023, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions, however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.
    As of March 31, 2023 and December 31, 2022, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	March 31, 2023	December 31, 2022
Total commitments	$2,388,338	$2,510,308
Less: funded commitments	(2,194,914)	(2,282,821)
Total unfunded commitments	$193,424	$227,487

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of March 31, 2023, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

10.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

    On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), governing an “at the market offering” program having an aggregate offering price of up to $100.0 million. During the three months ended March 31, 2023, no shares of the Company’s common stock under the Equity Distribution Agreement were sold. The “at the market offering” program is currently unavailable.

Stock Repurchase Program

On July 26, 2022, the Company’s Board of Directors approved a stock repurchase program of up to $50.0 million, which is expected to be in effect until July 26, 2023, or until the approved dollar amount has been used to repurchase shares (the “Repurchase Program”). Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. The Company did not conduct any repurchases under the Repurchase Program during the three months ended March 31, 2023.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the three months ended March 31, 2023. See “Equity Incentive Plan” below for shares issued under the plan described below.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of March 31, 2023:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2022	16,137	832,472	848,609
Granted	—	—	—
Vested	(6,609)	(162,843)	(169,452)
Forfeited	—	(3,333)	(3,333)
Balance at March 31, 2023	9,528	666,296	675,824

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
2023	7,443	5,431	12,874
2024	1,668	283,738	285,406
2025	417	232,431	232,848
2026	—	144,696	144,696
2027	—	—	—
Total	9,528	666,296	675,824

11.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022 ($ in thousands, except share and per share data):

	For the three months ended March 31,
	2023	2022
Net income (loss) attributable to common stockholders	$(6,439)	$16,201
Divided by:
Basic weighted average shares of common stock outstanding:	54,591,650	47,204,397
Weighted average non-vested restricted stock and RSUs (1)	—	450,152
Diluted weighted average shares of common stock outstanding:	54,591,650	47,654,549
Basic and diluted earnings (loss) per common share	$(0.12)	$0.34
_______________________________

(1)    For the three months ended March 31, 2023, the weighted average non-vested restricted stock and RSUs of 682,620 shares were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

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

The income tax provision for the Company and the TRSs consisted of the following for the three months ended March 31, 2023 and 2022 ($ in thousands):

	For the three months ended March 31,
	2023	2022
Current	$10	$15
Deferred	—	—
Excise tax	100	90
Total income tax expense, including excise tax	$110	$105

    For the three months ended March 31, 2023 and 2022, the Company incurred an expense of $100 thousand and $90 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of March 31, 2023, tax years 2019 through 2023 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

Loans Held for Sale

As of March 31, 2023, the Company had one loan held for sale. Loans held for sale are required to be recorded at fair value on a recurring basis in accordance with GAAP. The Company determined the fair value based on the anticipated transaction price to be received from the third party that is expected to purchase the loan. During the quarter, the loan was transferred into Level 3 with a total carrying value of $27.4 million. Upon transfer, the Company recorded the loan at fair value, which did not result in the recognition of any unrealized gain or loss as the carrying value was equal to fair value as determined by the anticipated transaction price for the sale of the loan.

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

As of both March 31, 2023 and December 31, 2022, the Company had three CRE debt security investments designated as available-for-sale debt securities. The following tables summarize the Company’s investments in available-for-sale debt securities as of March 31, 2023 and December 31, 2022 ($ in thousands):

	As of March 31, 2023
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,887	$113	$120

	As of December 31, 2022
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,881	$119	$55

The fair value of available-for-sale debt securities was estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 ($ in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$2,545	$—	$2,545
Loans held for sale	$—	$—	$27,375	$27,375
Available-for-sale debt securities	$—	$28,007	$—	$28,007

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$6,565	$—	$6,565
Available-for-sale debt securities	$—	$27,936	$—	$27,936

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

As of March 31, 2023 and December 31, 2022, the Company did not have any nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

As of March 31, 2023 and December 31, 2022, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2023 and December 31, 2022, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		March 31, 2023		December 31, 2022
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$2,173,205	$2,089,704	$2,264,008	$2,233,319
Financial liabilities:
Secured funding agreements	2	$698,153	$698,153	$705,231	$705,231
Notes payable	3	104,509	103,425	104,460	103,635
Secured term loan	3	149,247	122,564	149,200	137,571
Collateralized loan obligation securitization debt (consolidated VIEs)	3	735,839	711,950	777,675	749,242

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 10 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. On April 25, 2022, the Company and ACREM entered into an amendment to the Management Agreement to (a) exclude $2.4 million of net income associated with the sale of the real estate owned property for the three months ended March 31, 2022 and to (b) include $2.0 million of net income associated with the Company’s gain on the termination of its interest rate cap derivative for the three months ended March 31, 2022, in each case, with respect to Core Earnings for the three months ended March 31, 2022. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the three months ended March 31, 2023, the Company did not incur any incentive fees. For the three months ended March 31, 2022, the Company incurred incentive fees of $358 thousand.

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

The term of the Management Agreement ends on April 25, 2024, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2023 and 2022 and amounts payable to the Company’s Manager as of March 31, 2023 and December 31, 2022 ($ in thousands):

	Incurred		Payable
	For the three months ended March 31,		As of
	2023	2022	March 31, 2023	December 31, 2022
Affiliate Payments
Management fees	$3,010	$2,616	$3,010	$3,026
Incentive fees	—	358	—	1,264
General and administrative expenses	732	834	885	1,232
Direct costs(1)	20	29	4	58
Total	$3,762	$3,837	$3,899	$5,580
_______________________________

(1)    For the three months ended March 31, 2023 and 2022, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the total outstanding principal balance for co-investments held by the Company was $218.6 million and $213.7 million, respectively.

Loan Purchases From Affiliate

An affiliate of the Company’s Manager maintains a $200.0 million real estate debt warehouse investment vehicle (the “Ares Warehouse Vehicle”) that holds Ares Management originated commercial real estate loans, which are made available to purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase loans from the Ares Warehouse Vehicle. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company once the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by the Ares Warehouse Vehicle. In addition, from time to time, the Company may purchase loans, including participations in loans, from other Ares Management managed investment vehicles. Loans purchased by the Company from the Ares Warehouse Vehicle or other Ares Management managed investment vehicles are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased by the Company from the Ares Warehouse Vehicle for the three months ended March 31, 2023.

15.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2023 and 2022 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
February 15, 2023	March 31, 2023	April 18, 2023	$0.35	(1)	$19,346
Total cash dividends declared for the three months ended March 31, 2023			$0.35		$19,346

February 15, 2022	March 31, 2022	April 14, 2022	$0.35	(1)	$16,740
Total cash dividends declared for the three months ended March 31, 2022			$0.35		$16,740

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

As of March 31, 2023, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of $428.7 million (the “FL3 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $128.3 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2022, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of approximately $429.4 million that were closed by a wholly-owned subsidiary of the Company and approximately $127.6 million of receivables related to repayments of outstanding principal on previous mortgage assets. On April 13, 2021, the FL3 Issuer and the FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the

“2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024. During the reinvestment period, the Company may direct the FL3 Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the FL3 Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

As of March 31, 2023, the FL4 Notes were collateralized by interests in a pool of 11 mortgage assets having a total principal balance of approximately $418.1 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company. As of December 31, 2022, the FL4 Notes were collateralized by interests in a pool of 12 mortgage assets having a total principal balance of approximately $458.3 million that were closed by a wholly-owned subsidiary of the Company and approximately $1.9 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the period ending in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer may use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that meet certain acquisition criteria.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the three months ended March 31, 2023, the Company paid down $42.1 million of the FL4 Offered Notes.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of March 31, 2023, the Company’s maximum risk of loss was $238.2 million, which represents the carrying value of its investments in the CLO Securitizations.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this quarterly report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2023, except as disclosed below.

In April 2023, the senior mortgage loan held by the Company on a multifamily property located in Washington received a partial April interest payment, which triggered an event of default under the loan agreement. As of May 1, 2023, the outstanding principal balance of the senior Washington loan is $18.8 million.

In April 2023, the Company closed the sale of the senior mortgage loan collateralized by an office property located in Illinois that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the maturity date. As of March 31, 2023, the loan was classified as held for sale and was carried at fair value of $27.4 million, which was equal to the final sale price.

The Company’s Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the second quarter of 2023. The second quarter 2023 and supplemental cash dividends will be payable on July 18, 2023 to common stockholders of record as of June 30, 2023.

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

Developments During the First Quarter of 2023:

•ACRE closed the sale of the senior mortgage loan collateralized by a residential property in California and was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. ACRE recognized a realized loss of $5.6 million as the carrying value, not including the current expected credit losses (“CECL”) reserve, exceeded the sale price of the loan.

•ACRE entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $27.4 million, which is collateralized by an office property located in Illinois and is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the January 2023 maturity date. As of March 31, 2023, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and is carried at fair value. The sale closed in April 2023. ACRE did not recognize any unrealized gain or loss upon reclassifying the loan to held for sale as the carrying value was equal to fair value as determined by the agreed upon sale price of the loan.

Trends Affecting Our Business

Global markets continued to see volatility during the first quarter of 2023, fueled by continued high inflation and interest rates and geopolitical uncertainty. In response to heightened inflation, the Federal Reserve may continue to raise interest rates, which has continued to result in uncertainty for the economy and for our borrowers. In addition, during the first quarter of 2023, several financial institutions in the U.S. and abroad, sustained liquidity problems resulting in volatility in the financial markets and concerns with respect to market-wide liquidity problems. These current macroeconomic conditions may continue or aggravate and could cause the U.S. economy or other global economies to experience an economic slowdown or recession. We continue to monitor the uncertainty surrounding inflation, rising interest rates and market-wide liquidity problems; however, the full impact that these factors may have on our business remains uncertain.

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

Stock Repurchase Program

On July 26, 2022, our Board of Directors approved a stock repurchase program of up to $50.0 million, which is expected to be in effect until July 26, 2023, or until the approved dollar amount has been used to repurchase shares (the “Repurchase Program”). Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. We did not conduct any repurchases under the Repurchase Program during the three months ended March 31, 2023.

Loans Held for Investment Portfolio

As of March 31, 2023, our portfolio included 53 loans held for investment, excluding 157 loans that were repaid, sold, converted to real estate owned or transferred to held for sale since inception. As of March 31, 2023, the aggregate originated commitment under these loans at closing was approximately $2.5 billion and outstanding principal was $2.2 billion. During the three months ended March 31, 2023, we funded approximately $26.4 million of outstanding principal, received repayments of $72.8 million of outstanding principal, sold one loan with outstanding principal of $14.3 million to a third party and transferred one loan to held for sale with outstanding principal of $27.4 million. As of March 31, 2023, 80.8% of our loans have LIBOR or SOFR floors, with a weighted average floor of 0.99%, calculated based on loans with LIBOR or SOFR floors. References to LIBOR or “L” are to 30-day LIBOR and references to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of March 31, 2023, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of March 31, 2023 ($ in thousands):

	As of March 31, 2023
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,135,368	$2,155,816	8.5%	(2)	9.2%	(3)	1.4
Subordinated debt and preferred equity investments	37,837	39,098	7.8%	(2)	14.7%	(3)	2.6
Total loans held for investment portfolio	$2,173,205	$2,194,914	8.5%	(2)	9.2%	(3)	1.4
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of March 31, 2023 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of March 31, 2023 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2023).

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. There have been no significant changes to our critical accounting estimates as disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K. See Note 2 to our consolidated financial statements included in this quarterly report on Form 10-Q, which describes factors which may impact management’s estimates and assumptions and the recently issued accounting pronouncements that were adopted or not yet required to be adopted by us.

RECENT DEVELOPMENTS

In April 2023, the senior mortgage loan held by us on a multifamily property located in Washington received a partial April interest payment, which triggered an event of default under the loan agreement. As of May 1, 2023, the outstanding principal balance of the senior Washington loan is $18.8 million.

In April 2023, we closed the sale of the senior mortgage loan collateralized by an office property located in Illinois that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the maturity date. As of March 31, 2023, the loan was classified as held for sale and was carried at fair value of $27.4 million, which was equal to the final sale price.

Our Board of Directors declared a regular cash dividend of $0.33 per common share and a supplemental cash dividend of $0.02 per common share for the second quarter of 2023. The second quarter 2023 and supplemental cash dividends will be payable on July 18, 2023 to common stockholders of record as of June 30, 2023.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2023 and 2022 ($ in thousands):

	For the three months ended March 31,
	2023	2022
Total revenue	$26,501	$24,023
Total expenses	6,198	10,508
Provision for current expected credit losses	21,019	(594)
Realized losses on loans sold	5,613	—
Gain on sale of real estate owned	—	2,197
Income (loss) before income taxes	(6,329)	16,306
Income tax expense, including excise tax	110	105
Net income (loss) attributable to common stockholders	$(6,439)	$16,201

The following tables set forth select details of our consolidated results of operations for the three months ended March 31, 2023 and 2022 ($ in thousands):

Net Interest Margin

	For the three months ended March 31,
	2023	2022
Interest income	$49,500	$33,364
Interest expense	(22,999)	(12,013)
Net interest margin	$26,501	$21,351

For the three months ended March 31, 2023 and 2022, net interest margin was approximately $26.5 million and $21.4 million, respectively. For the three months ended March 31, 2023 and 2022, interest income of $49.5 million and $33.4 million, respectively, was generated by weighted average earning assets of $2.3 billion and $2.4 billion, respectively, offset by $23.0 million and $12.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below), the Secured Term Loan, Secured Borrowings and securitization debt (as defined below) were $1.7 billion for the three months ended March 31, 2023 and $1.8 billion for the three months ended March 31, 2022. The increase in net interest margin for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily relates to the benefit received from our interest rate hedging derivative contracts for the three months ended March 31, 2023 and the benefit received from the increase in LIBOR and SOFR rates on our loans held for investment for the three months ended March 31, 2023. This was partially offset by a decrease in our weighted average earning assets and weighted average borrowings for the three months ended March 31, 2023.

Revenue From Real Estate Owned

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the three months ended March 31, 2023, there was no revenue from real estate owned as we closed the sale of the hotel property to a third party on March 1, 2022. For the three months ended March 31, 2022, revenue from real estate owned was $2.7 million. Revenues consisted of room sales, food and beverage sales and other hotel revenues. In connection with the sale of the hotel property, we provided a senior mortgage loan to the buyer of the hotel property. The initial advance funded under such loan was $30.7 million, with up to another $25.0 million of additional loan proceeds to be available for future advances to cover a portion of the anticipated property renovation plan costs, provided certain conditions are satisfied. At closing, the buyer contributed $12.9 million of equity into the purchase. Additionally, the buyer is required to fund an additional $8.7 million of equity associated with the anticipated property renovation plan costs.

Operating Expenses

	For the three months ended March 31,
	2023	2022
Management and incentive fees to affiliate	$3,010	$2,974
Professional fees	771	778
General and administrative expenses	1,685	1,613
General and administrative expenses reimbursed to affiliate	732	834
Expenses from real estate owned	—	4,309
Total expenses	$6,198	$10,508

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the decrease in operating expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Related Party Expenses

For the three months ended March 31, 2023, related party expenses included $3.0 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended March 31, 2023. For the three months ended March 31, 2023, related party expenses also included $0.7 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended March 31, 2022, related party expenses included $3.0 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $2.6 million in management fees and $0.4 million in incentive fees. For the three months ended March 31, 2022, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily relates to an increase in our weighted average stockholders’ equity for the three months ended March 31, 2023 as a result of the public offering of 7,000,000 shares of our common stock in May 2022, which generated net proceeds of approximately $103.2 million. The decrease in incentive fees for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily relates to our Core Earnings (defined below) for the twelve months ended March 31, 2023 exceeding the 8% minimum return by a lower margin than the twelve months ended March 31, 2022. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. On April 25, 2022, ACRE and ACREM entered into an amendment to the Management Agreement to (a) include a $2.4 million adjustment to reverse the impact of accumulated depreciation following the sale of the hotel real estate owned property for the three months ended March 31, 2022 and to (b) include a $2.0 million adjustment to include the realized gain from the termination of the interest rate cap derivative for the three months ended March 31, 2022, in each case, with respect to Core Earnings for the three months ended March 31, 2022. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. The decrease in allocable general and administrative expenses due to our Manager for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily relates to a decrease in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year. This was partially offset by the inclusion of additional eligible expense reimbursements per the Amended and Restated Management Agreement for the three months ended March 31, 2023 that became effective during the three months ended September 30, 2022.

Other Expenses

For both the three months ended March 31, 2023 and 2022, professional fees were $0.8 million. For the three months ended March 31, 2023 and 2022, general and administrative expenses were $1.7 million and $1.6 million, respectively. The increase in general and administrative expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily relates to an increase in stock-based compensation expense due to restricted stock and restricted stock unit awards granted after March 31, 2022.

    Expenses From Real Estate Owned

For the three months ended March 31, 2023, there were no expenses from real estate owned as we closed the sale of the hotel property to a third party on March 1, 2022. For the three months ended March 31, 2022, expenses from real estate owned was comprised of the following ($ in thousands):

For the three months ended March 31, 2022
Hotel operating expenses	$3,631
Interest expense on note payable	678
Depreciation expense	—
Expenses from real estate owned	$4,309

For the three months ended March 31, 2022, hotel operating expenses were $3.6 million. Hotel operating expenses consisted primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense included housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily included the cost of food, the cost of beverages and associated labor costs. Other operating expenses included labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager. For the three months ended March 31, 2022, interest expense on our note payable was $0.7 million. For the three months ended March 31, 2022, no depreciation expense was incurred as the hotel property was classified as real estate owned held for sale effective in November 2021.

Provision for Current Expected Credit Losses

For the three months ended March 31, 2023 and 2022, the provision for current expected credit losses was $21.0 million and $(0.6) million, respectively. The increase in the provision for current expected credit losses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily due to specific CECL reserves that were assigned to two loans in the portfolio, changes to the loan portfolio and the impact of the current macroeconomic environment on certain assets, including high inflation and interest rates, partially offset by shorter average remaining loan term, loan sales and loan repayments during the three months ended March 31, 2023.

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

Realized Losses on Loans Sold

In January 2023, we closed the sale of a senior mortgage loan with outstanding principal of $14.3 million, which was collateralized by a residential property located in California, to a third party. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. For the three months ended March 31, 2023, we recognized a realized loss of $5.6 million in our consolidated statements of operations upon the sale of the senior mortgage loan as the carrying value exceeded the sale price of the loan.

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

As of May 1, 2023, we had approximately $220 million in liquidity including $145 million of unrestricted cash and $75 million of availability under our Secured Funding Agreements.

At the Market Stock Offering Program

On November 22, 2019, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), governing an “at the market offering” program having an aggregate offering price of up to $100.0 million. During the three months ended March 31, 2023, no shares of our common stock under the Equity Distribution Agreement were sold. The “at the market offering” program is currently unavailable.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2023 and 2022 ($ in thousands):

	For the three months ended March 31,
	2023	2022
Net income (loss)	$(6,439)	$16,201
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	17,695	14
Net cash provided by (used in) operating activities	11,256	16,215
Net cash provided by (used in) investing activities	70,058	89,680
Net cash provided by (used in) financing activities	(68,828)	(142,751)
Change in cash and cash equivalents	$12,486	$(36,856)

During the three months ended March 31, 2023 and 2022, cash and cash equivalents increased (decreased) by $12.5 million and $(36.9) million, respectively.

Operating Activities

For the three months ended March 31, 2023 and 2022, net cash provided by operating activities totaled $11.3 million and $16.2 million, respectively. For the three months ended March 31, 2023, adjustments to net loss related to operating activities primarily included the provision for current expected credit losses of $21.0 million, accretion of discounts, deferred loan origination fees and costs of $1.8 million, amortization of deferred financing costs of $1.0 million, change in other assets of $8.6 million and realized losses on loans sold of $5.6 million. For the three months ended March 31, 2022, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $0.6 million, accretion of discounts, deferred loan origination fees and costs of $2.3 million, amortization of deferred financing costs of $2.2 million, change in other assets of $4.0 million and gain on sale of real estate owned of $2.2 million.

Investing Activities

For the three months ended March 31, 2023 and 2022, net cash provided by investing activities totaled $70.1 million and $89.7 million, respectively. This change in net cash provided by investing activities was primarily as a result of the cash received from principal repayment of loans held for investment and from the sale of loans held for sale exceeding the cash used for the origination and funding of loans held for investment for the three months ended March 31, 2023.

Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities totaled $68.8 million and primarily related to repayments of our Secured Funding Agreements of $19.7 million, repayments of debt of consolidated VIEs of $42.1 million and dividends paid of $19.3 million, partially offset by proceeds from our Secured Funding Agreements of $12.7 million. For the three months ended March 31, 2022, net cash used in financing activities totaled $142.8 million and primarily related to repayments of our Secured Funding Agreements of $137.9 million, repayments of our Notes Payable of $28.3 million and dividends paid of $16.7 million, partially offset by proceeds from our Secured Funding Agreements of $37.9 million and proceeds from the sale of our common stock of $2.9 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	March 31, 2023					December 31, 2022
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$261,039	Base Rate(1)+1.50 to 3.75%	December 15, 2025	(2)	$450,000	$270,798	Base Rate(1)+1.50 to 3.75%	December 15, 2025	(2)
Citibank Facility	325,000	236,240	Base Rate(1)+1.50 to 2.10%	January 13, 2025	(3)	325,000	236,240	Base Rate(1)+1.50 to 2.10%	January 13, 2025	(3)
CNB Facility	75,000	—	SOFR+2.65%	March 11, 2024	(4)	75,000	—	SOFR+2.65%	March 10, 2023	(4)
MetLife Facility	180,000	—	Base Rate(1)+2.10 to 2.50%	August 13, 2023	(5)	180,000	—	Base Rate(1)+2.10 to 2.50%	August 13, 2023	(5)
Morgan Stanley Facility	250,000	200,874	SOFR+1.60 to 3.10%	January 16, 2024	(6)	250,000	198,193	Base Rate(1)+1.50 to 3.00%	January 16, 2024	(6)
Subtotal	$1,280,000	$698,153				$1,280,000	$705,231

Notes Payable	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(7)	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(7)

Secured Term Loan	$150,000	$150,000	4.50%	November 12, 2026	(8)	$150,000	$150,000	4.50%	November 12, 2026	(8)
Total	$1,535,000	$953,153				$1,535,000	$960,231
_____________________________

(1)The base rate is LIBOR for loans pledged prior to December 31, 2021 and SOFR for loans pledged subsequent to December 31, 2021.
(2)The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to two 12-month extensions at our option, each of which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid. The maximum commitment may be increased to up to $500.0 million at our option, subject to the satisfaction of certain conditions, including payment of an upsize fee.
(3)The maturity date of the master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”) is subject to two 12-month extensions, each of which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid.
(4)In February 2023, we exercised a 12-month extension option on the secured revolving funding facility with City National Bank (the "CNB Facility").
(5)The revolving master repurchase facility with Metropolitan Life Insurance Company (the “MetLife Facility”) is subject to one 12-month extension, which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid.
(6)The master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”) is subject to one 12-month extension, which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid.
(7)A wholly owned subsidiary of ours is party to a Credit and Security Agreement with the lender referred to therein, which provides for a $105.0 million note (the "Notes Payable"). The $105.0 million note is subject to two 12-month extensions, each of which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid.
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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of March 31, 2023, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of March 31, 2023, the carrying amount and outstanding principal of our CLO Securitizations was $735.8 million and $736.9 million, respectively. See Note 16 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitizations.

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to continue to use borrowings to fund the origination or acquisition of our target investments. Given current macroeconomic conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4.5-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, our liquidity position, the anticipated liquidity and price volatility of the assets in our loans held for investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the impact of the macroeconomic environment on the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the LIBOR or SOFR curve or another alternative interest index rate commonly used for floating rate loans.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with holding our target investments. We have exposure to credit risk on our CRE loans held for investment and available-for-sale debt securities. Our Manager seeks to manage credit risk by performing a due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. Credit risk is also addressed through our Manager’s ongoing review of our loans held for investment portfolio. In addition, with respect to any particular target investment, our Manager’s investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

In the current macroeconomic environment, prepayments may slow down, borrowers may not be able to repay principal upon the loan maturity or qualify for loan extensions. Additionally, if tenants are not able to pay rent to their landlords, property owners may not be able to make payments to their lenders. We have continued regular dialogue with our borrowers and our financing providers to assess this credit risk. See Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q for a more detailed description of the potential impacts of macroeconomic conditions on our loan investments.

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

Interest Rate Effect on Net Income

    Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day LIBOR or SOFR as of March 31, 2023, (2) no change in the outstanding principal balance of our loans held for investment portfolio, available-for-sale debt securities and borrowings as of March 31, 2023 and (3) no change in the notional amount of the interest rate swap agreement entered into as of March 31, 2023 ($ in millions):

Change in 30-Day LIBOR or SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$6.9
Up 50 basis points	$3.4
LIBOR or SOFR at 0 basis points	$(17.7)
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

Financing Risk

We borrow funds under our Financing Agreements to finance our target assets. The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks. We may be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions, and may impact the liquidity of our lenders and their willingness to provide us with borrowings to finance our target assets and other needs.

In addition, our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. In addition, our CLO Securitizations contain certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the CLO Securitizations if these tests were met.

Continued strain on the banking system, and weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

Real Estate Risk

Our real estate investments are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; local markets with a significant exposure to the energy sector; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. High interest rates and inflation coupled with the COVID-19 pandemic have had, and continue to have, an adverse impact on industries whose properties serve as collateral for some of our portfolio investments. For example, increased demand for work-from-home arrangements, resulting from the COVID-19 pandemic, may adversely impact the operations of office properties. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2023, we were not subject to any material pending legal proceedings. If the current macroeconomic and geopolitical conditions worsen, litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our business is dependent on bank relationships and the recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
January 1, 2023 - January 31, 2023	—	$—	—	$50,000
February 1, 2023 - February 28, 2023	—	—	—	50,000
March 1, 2023 - March 31, 2023	—	—	—	50,000
Total	—		—

(1)    On July 26, 2022, our Board of Directors approved the Repurchase Program of up to $50 million of our common stock which is expected to be in effect until July 26, 2023, or until the approved dollar amount has been used to repurchase shares. As of March 31, 2023, $50 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	May 2, 2023	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2023	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)