Form 10-Q
period 2023-09-30
Ares Commercial Real Estate Corp
filed 2023-11-03
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2023
Common stock, $0.01 par value	54,140,558

Page
Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	5
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	6
Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	7
Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 (unaudited) and the Year Ended December 31, 2022	8
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	9
Notes to Consolidated Financial Statements (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	54
Part II. Other Information
Item 1. Legal Proceedings	54
Item 1A. Risk Factors	54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3. Defaults Upon Senior Securities	55
Item 4. Mine Safety Disclosures	55
Item 5. Other Information	55
Item 6. Exhibits	56
Signatures	57

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Forward-looking statements relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including:

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
•the escalated conflict in the Middle East;

•adverse changes in the real estate, real estate capital and credit markets and the impact of a protracted decline in the liquidity of credit markets on our business;

•changes in governmental regulations, tax law and rates, and similar matters (including interpretation thereof);

•authoritative or policy changes from standard-setting bodies such as the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Internal Revenue Service, the stock exchange where we list our common stock, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business;

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

We have based the forward-looking statements included in this quarterly report on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form S-3, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I - FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$61,017	$141,278
Loans held for investment ($874,719 and $887,662 related to consolidated VIEs, respectively)	2,180,412	2,264,008
Current expected credit loss reserve	(112,432)	(65,969)
Loans held for investment, net of current expected credit loss reserve	2,067,980	2,198,039
Investment in available-for-sale debt securities, at fair value	28,136	27,936
Real estate owned, net	84,094	—
Other assets ($5,705 and $2,980 of interest receivable related to consolidated VIEs, respectively; $99,418 and $129,495 of other receivables related to consolidated VIEs, respectively)	121,949	155,749
Total assets	$2,363,176	$2,523,002
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$654,507	$705,231
Notes payable	104,611	104,460
Secured term loan	149,344	149,200
Collateralized loan obligation securitization debt (consolidated VIEs)	735,136	777,675
Due to affiliate	4,092	5,580
Dividends payable	18,082	19,347
Other liabilities ($2,139 and $1,913 of interest payable related to consolidated VIEs, respectively)	14,446	13,969
Total liabilities	1,680,218	1,775,462
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2023 and December 31, 2022 and 54,136,273 and 54,443,983 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	532	537
Additional paid-in capital	811,147	812,788
Accumulated other comprehensive income	666	7,541
Accumulated earnings (deficit)	(129,387)	(73,326)
Total stockholders' equity	682,958	747,540
Total liabilities and stockholders' equity	$2,363,176	$2,523,002

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Interest income	$52,819	$45,633	$154,260	$117,619
Interest expense	(29,745)	(18,362)	(79,695)	(43,851)
Net interest margin	23,074	27,271	74,565	73,768
Revenue from real estate owned	809	—	809	2,672
Total revenue	23,883	27,271	75,374	76,440
Expenses:
Management and incentive fees to affiliate	2,974	3,868	9,317	10,608
Professional fees	682	842	2,080	2,720
General and administrative expenses	1,691	1,416	5,414	4,617
General and administrative expenses reimbursed to affiliate	775	1,011	2,617	2,641
Expenses from real estate owned	480	—	480	4,309
Total expenses	6,602	7,137	19,908	24,895
Provision for current expected credit losses	3,227	19,485	44,373	26,659
Realized losses on loans	4,886	—	10,499	—
Gain on sale of real estate owned	—	—	—	2,197
Income before income taxes	9,168	649	594	27,083
Income tax expense (benefit), including excise tax	(16)	5	48	208
Net income attributable to common stockholders	$9,184	$644	$546	$26,875
Earnings per common share:
Basic earnings per common share	$0.17	$0.01	$0.01	$0.53
Diluted earnings per common share	$0.17	$0.01	$0.01	$0.52
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	54,085,035	54,415,545	54,339,441	50,753,915
Diluted weighted average shares of common stock outstanding	54,796,413	54,846,756	55,043,206	51,193,238
Dividends declared per share of common stock	$0.33	$0.35	$1.03	$1.05

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$9,184	$644	$546	$26,875
Other comprehensive income:
Realized and unrealized gains (losses) on derivative financial instruments	(480)	(866)	(7,056)	8,679
Unrealized gains (losses) on available-for-sale debt securities	159	(144)	181	(144)
Comprehensive income (loss)	$8,863	$(366)	$(6,329)	$35,410

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	47,144,058	$465	$703,950	$2,844	$(28,631)	$678,628
Sale of common stock	190,369	2	2,872	—	—	2,874
Offering costs	—	—	(9)	—	—	(9)
Stock‑based compensation	78,009	—	766	—	—	766
Other comprehensive income	—	—	—	7,614	—	7,614
Net income	—	—	—	—	16,201	16,201
Dividends declared	—	—	—	—	(16,740)	(16,740)
Balance at March 31, 2022	47,412,436	467	707,579	10,458	(29,170)	689,334
Sale of common stock	7,000,000	70	103,323	—	—	103,393
Offering costs	—	—	(190)	—	—	(190)
Stock‑based compensation	25,927	—	699	—	—	699
Other comprehensive income	—	—	—	1,931	—	1,931
Net income	—	—	—	—	10,031	10,031
Dividends declared	—	—	—	—	(19,198)	(19,198)
Balance at June 30, 2022	54,438,363	537	811,411	12,389	(38,337)	786,000
Offering costs	—	—	(34)	—	—	(34)
Stock‑based compensation	—	—	673	—	—	673
Other comprehensive loss	—	—	—	(1,010)	—	(1,010)
Net income	—	—	—	—	644	644
Dividends declared	—	—	—	—	(19,196)	(19,196)
Balance at September 30, 2022	54,438,363	537	812,050	11,379	(56,889)	767,077
Stock‑based compensation	5,620	—	738	—	—	738
Other comprehensive loss	—	—	—	(3,838)	—	(3,838)
Net income	—	—	—	—	2,909	2,909
Dividends declared	—	—	—	—	(19,346)	(19,346)
Balance at December 31, 2022	54,443,983	537	812,788	7,541	(73,326)	747,540
Stock‑based compensation	162,843	—	960	—	—	960
Other comprehensive loss	—	—	—	(4,412)	—	(4,412)
Net loss	—	—	—	—	(6,439)	(6,439)
Dividends declared	—	—	—	—	(19,346)	(19,346)
Balance at March 31, 2023	54,606,826	537	813,748	3,129	(99,111)	718,303
Offering costs	—	—	4	—	—	4
Stock‑based compensation	65,412	—	1,004	—	—	1,004
Repurchase and retirement of common stock	(535,965)	(5)	(4,595)	—	—	(4,600)
Other comprehensive loss	—	—	—	(2,142)	—	(2,142)
Net loss	—	—	—	—	(2,198)	(2,198)
Dividends declared	—	—	—	—	(19,180)	(19,180)
Balance at June 30, 2023	54,136,273	532	810,161	987	(120,489)	691,191
Stock‑based compensation	—	—	986	—	—	986
Other comprehensive loss	—	—	—	(321)	—	(321)
Net income	—	—	—	—	9,184	9,184
Dividends declared	—	—	—	—	(18,082)	(18,082)
Balance at September 30, 2023	54,136,273	$532	$811,147	$666	$(129,387)	$682,958

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$546	$26,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,851	5,713
Accretion of discounts, deferred loan origination fees and costs	(4,865)	(7,878)
Stock-based compensation	2,950	2,138
Depreciation and amortization of real estate owned	206	—
Provision for current expected credit losses	44,373	26,659
Realized losses on loans	10,499	—
Amortization of derivative financial instruments	(816)	(607)
Gain on sale of real estate owned	—	(2,197)
Changes in operating assets and liabilities:
Other assets	(18,896)	(9,831)
Due to affiliate	(1,488)	723
Other liabilities	1,342	472
Net cash provided by (used in) operating activities	36,702	42,067
Investing activities:
Issuance of and fundings on loans held for investment	(181,280)	(584,605)
Principal repayment of loans held for investment	184,457	500,852
Proceeds from sale of loans held for sale	37,200	—
Receipt of origination fees	1,236	7,359
Proceeds from sale of real estate owned	—	38,227
Purchases of available-for-sale debt securities	—	(27,872)
Amounts received (paid) under derivative financial instruments	—	2,085
Net cash provided by (used in) investing activities	41,613	(63,954)
Financing activities:
Proceeds from secured funding agreements	43,327	225,192
Repayments of secured funding agreements	(94,051)	(217,543)
Proceeds from notes payable	—	105,000
Repayments of notes payable	—	(51,110)
Repayments of secured borrowings	—	(22,715)
Payment of secured funding costs	(2,359)	(3,000)
Repayments of debt of consolidated VIEs	(43,020)	(40,748)
Dividends paid	(57,873)	(52,611)
Proceeds from sale of common stock	—	106,267
Repurchase of common stock	(4,600)	—
Payment of offering costs	—	(163)
Net cash provided by (used in) financing activities	(158,576)	48,569
Change in cash and cash equivalents	(80,261)	26,682
Cash and cash equivalents, beginning of period	141,278	50,615
Cash and cash equivalents, end of period	$61,017	$77,297
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$18,082	$19,196
Other receivables related to consolidated VIEs	$99,418	$131,662

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2023
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

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2023, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of September 30, 2023 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

Current Expected Credit Losses

FASB ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”), requires the Company to reflect current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broad range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). Increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASC 326 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held for investment in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company’s consolidated balance sheets. See Note 4 included in these consolidated financial statements for CECL related disclosures.

Loans Held for Sale

Although the Company generally holds its target investments as long-term investments, the Company occasionally classifies some of its investments as held for sale. Investments held for sale are carried at fair value within loans held for sale, at fair value in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings.

Real Estate Owned

    Real estate assets are carried at their estimated fair value at acquisition and are presented net of accumulated depreciation or amortization and impairment charges. The Company allocates the purchase price of acquired real estate assets based on the fair value of the acquired land, buildings and improvements, furniture, fixtures and equipment, intangible assets and intangible liabilities, as applicable.

Real estate assets are depreciated or amortized using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, up to 15 years for furniture, fixtures and equipment and over the lease terms for intangible assets and liabilities. Renovations and/or replacements that improve or extend the life of the real estate asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred. Other than amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation or amortization expense related to real estate assets is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

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

    Revenue from real estate owned represents revenue associated with the operations of a mixed-use property classified as real estate owned that was acquired in September 2023 and a hotel property classified as real estate owned that was sold in March 2022.

Revenue from the operation of the mixed-use property consists primarily of rental revenue from operating leases. For each operating lease with scheduled rent increases over the term of the lease, the Company recognizes rental revenue on a straight-line basis over the lease term when collectability of the lease payment is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur. Certain of the Company’s mixed-use property leases also contain provisions for tenants to reimburse the Company for property operating expenses. Such reimbursements are included in rental revenue on a gross basis. Rental revenue also includes amortization of intangible assets and liabilities related to above and below-market leases.

Revenue from the operation of the hotel property was recognized when guestrooms were occupied, services had been rendered or fees had been earned. Revenues were recorded net of any discounts and sales and other taxes collected from customers. Revenues consisted of room sales, food and beverage sales and other hotel revenues.

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and secured borrowings (described in Note 7 included in these consolidated financial statements) in net interest margin. For the three and nine months ended September 30, 2023 and 2022, interest expense is comprised of the following ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Secured funding agreements	$13,157	$9,889	$38,549	$21,358
Notes payable (1)	1,998	869	5,661	1,854
Securitization debt	13,304	8,469	37,338	18,411
Secured term loan	1,774	1,772	5,262	5,256
Secured borrowings	—	257	—	845
Other (2)	(488)	(2,894)	(7,115)	(3,873)
Interest expense	$29,745	$18,362	$79,695	$43,851
____________________________
(1)    Excludes interest expense on the $28.3 million note payable, which was secured by a hotel property that was recognized as real estate owned in the Company’s consolidated balance sheet until its sale in March 2022 (see Note 6 included in these consolidated financial statements for additional information on the note payable). Interest expense on the $28.3 million note payable is included within expenses from real estate owned in the Company’s consolidated statement of operations for the nine months ended September 30, 2022.
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

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2023, the Company’s portfolio included 49 loans held for investment, excluding 164 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $2.4 billion and outstanding principal was $2.2 billion as of September 30, 2023. During the nine months ended September 30, 2023, the Company funded approximately $196.5 million of outstanding principal, received repayments of $150.4 million of outstanding principal and sold two loans with aggregate outstanding principal of $41.5 million to third parties. As of September 30, 2023, 70.0% of the Company’s loans have Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 1.12%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2023 and December 31, 2022 ($ in thousands):

	As of September 30, 2023
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,143,489	$2,163,976	8.6%	(2)	9.5%	(3)	1.2
Subordinated debt and preferred equity investments	36,923	39,098	8.0%	(2)	15.3%	(3)	2.1
Total loans held for investment portfolio	$2,180,412	$2,203,074	8.6%	(2)	9.5%	(3)	1.2

	As of December 31, 2022
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,225,725	$2,243,818	8.4%	(2)	8.8%	(3)	1.3
Subordinated debt and preferred equity investments	38,283	39,003	14.0%	(2)	14.0%	(3)	2.8
Total loans held for investment portfolio	$2,264,008	$2,282,821	8.5%	(2)	8.9%	(3)	1.4
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2023 and December 31, 2022 as weighted by the total outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of September 30, 2023 and December 31, 2022 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2023 and December 31, 2022).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of September 30, 2023 is as follows ($ in millions):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$157.9	$154.0	(5)	7.6%	(5)	Mar 2025	(5)	I/O
Multifamily	NY	132.2	131.2	S+3.90%	9.7%		Jun 2025		I/O
Office	Diversified	122.0	122.0	S+3.75%	9.3%		Jan 2024		P/I	(6)
Industrial	IL	100.7	100.5	S+4.65%	10.4%		May 2024		I/O
Multifamily	TX	100.0	99.4	S+3.50%	9.7%		Jul 2025		I/O
Residential/Condo	NY	86.3	84.6	S+8.95%	16.1%	(7)	Apr 2024	(7)	I/O
Office	AZ	80.0	79.7	S+3.61%	9.3%		Oct 2024		I/O
Mixed-use	NY	75.7	75.5	S+3.75%	9.4%		Jul 2024		I/O
Residential/Condo	FL	75.0	75.0	S+5.35%	10.7%		Jul 2024	(8)	I/O
Office	NY	73.1	72.6	S+3.95%	9.6%		Aug 2025		I/O
Office	NC	68.8	68.7	S+4.35%	10.0%		Mar 2024	(9)	P/I	(6)
Office	NC	68.5	68.3	S+3.65%	9.4%		Aug 2024		I/O
Multifamily	TX	68.2	67.9	S+2.95%	8.6%		Dec 2024		I/O
Multifamily/Office	SC	67.0	66.9	S+3.00%	8.6%		Nov 2024		I/O
Multifamily	OH	57.0	56.4	S+3.05%	8.7%		Oct 2026		I/O
Office	IL	56.9	51.2	S+3.95%	—%	(10)	Dec 2023	(10)	I/O
Office	IL	56.0	55.6	S+4.25%	10.1%		Jan 2025		I/O
Office	GA	48.6	48.5	S+3.15%	8.8%		Dec 2023		P/I	(6)
Industrial	MA	47.0	46.8	S+2.90%	8.3%		Jun 2028		I/O
Hotel	NY	45.6	45.3	S+4.40%	10.1%		Mar 2026		I/O
Office	MA	45.5	44.9	S+3.75%	9.8%		Apr 2025		I/O
Hotel	CA	44.1	43.7	S+4.20%	10.0%		Mar 2025		I/O
Mixed-use	CA	37.9	37.9	S+4.10%	9.4%		Mar 2023	(11)	I/O
Mixed-use	TX	35.3	35.3	S+3.85%	9.4%		Sep 2024		I/O
Student Housing	CA	34.0	34.0	S+3.95%	9.3%		Jan 2024	(12)	I/O
Office	CA	33.2	31.4	S+3.45%	—%	(13)	Nov 2023	(13)	I/O
Multifamily	CA	31.7	31.5	S+3.00%	8.6%		Dec 2025		I/O
Multifamily	PA	29.2	29.2	S+4.00%	9.6%		Dec 2023		P/I	(6)
Industrial	NJ	27.8	27.7	S+3.85%	9.8%		May 2024		I/O
Industrial	FL	25.5	25.4	S+3.00%	8.6%		Dec 2025		I/O
Multifamily	WA	23.1	23.0	S+3.00%	8.5%		Nov 2025		I/O
Office	CA	22.8	22.8	S+3.50%	9.1%		Nov 2023		I/O
Multifamily	TX	22.8	22.7	S+2.60%	8.3%		Oct 2024		I/O
Industrial	CA	19.6	19.5	S+3.85%	9.4%		Sep 2024	(14)	I/O
Student Housing	AL	19.5	19.5	S+3.95%	9.6%		May 2024		I/O
Multifamily	WA	18.8	18.8	S+3.10%	8.4%		Sep 2023	(15)	I/O
Self Storage	PA	18.2	18.1	S+3.00%	8.6%		Dec 2025		I/O
Self Storage	NJ	17.6	17.4	S+2.90%	9.0%		Apr 2025		I/O
Self Storage	WA	11.5	11.4	S+2.90%	8.9%		Mar 2025		I/O
Self Storage	IN	10.5	10.4	S+3.60%	9.6%		Jun 2026		I/O
Industrial	TX	10.0	10.0	S+5.35%	11.1%		Dec 2024		I/O
Self Storage	MA	7.7	7.7	S+3.00%	8.5%		Nov 2024		I/O
Self Storage	MA	6.8	6.7	S+3.00%	8.5%		Oct 2024		I/O
Self Storage	MO	6.5	6.5	S+3.10%	8.5%		Dec 2023		I/O
Industrial	TN	6.4	6.4	S+5.60%	11.3%		Nov 2024		I/O
Self Storage	NJ	5.9	5.9	S+3.00%	8.8%		Jul 2024		I/O
Self Storage	IL	5.6	5.6	S+3.10%	8.8%		Dec 2023		I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	SC	20.6	20.5	S+9.53%	15.3%		Sep 2025		I/O
Office	NJ	18.5	16.4	12.00%	—%	(16)	Jan 2026		I/O
Total/Weighted Average		$2,203.1	$2,180.4		8.6%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on SOFR as of September 30, 2023 or the SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2023 as weighted by the outstanding principal balance of each loan.
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
(5)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The mezzanine position of this loan, which had an outstanding principal balance of $43.9 million as of September 30, 2023, was on non-accrual status as of September 30, 2023 and therefore, the Unleveraged Effective Yield presented is for the senior position only as the mezzanine position is non-interest accruing. In March 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the Illinois loan from March 2023 to March 2025. For the three and nine months ended September 30, 2023, the Company received $1.7 million of interest payments and other fees in cash on the mezzanine position of the Illinois loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(6)In April 2022, amortization began on the senior North Carolina loan, which had an outstanding principal balance of $68.8 million as of September 30, 2023. In December 2022, amortization began on the senior Pennsylvania loan, which had an outstanding principal balance of $29.2 million as of September 30, 2023. In January 2023, amortization began on the senior Georgia loan, which had an outstanding principal balance of $48.6 million as of September 30, 2023. In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $122.0 million as of September 30, 2023. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(7)The New York loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior and mezzanine positions each have a per annum interest rate of S + 8.95%. The mezzanine position of this loan, which had an outstanding principal balance of $50.9 million as of September 30, 2023, was on non-accrual status as of September 30, 2023 and therefore, the Unleveraged Effective Yield presented is for the senior position only as the mezzanine position is non-interest accruing. In June 2023, the Company and the borrower entered into a modification agreement to, among other things, modify certain construction milestones. Upon the closing of the modification agreement, the senior New York loan was no longer in default. In September 2023, the borrower exercised a six-month extension option in accordance with the loan agreement, which extended the maturity date on the senior New York loan to April 2024.
(8)In June 2023, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior Florida loan to July 2024.
(9)In March 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior North Carolina loan from March 2023 to March 2024.
(10)Loan was on non-accrual status as of September 30, 2023 and the Unleveraged Effective Yield is not applicable. In June 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Illinois loan from June 2023 to December 2023. For the three and nine months ended September 30, 2023, the Company received $1.3 million and $3.8 million, respectively, of interest payments in cash on the senior Illinois loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(11)As of September 30, 2023, the senior California loan, which is collateralized by a mixed-use property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the March 2023 maturity date.
(12)In June 2023, the borrower exercised a six-month extension option in accordance with the loan agreement, which extended the maturity date on the senior California loan to January 2024.
(13)Loan was on non-accrual status as of September 30, 2023 and the Unleveraged Effective Yield is not applicable. In March 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan from March 2023 to November 2023. For the three and nine months ended September 30, 2023, the Company received $502 thousand and $1.7 million, respectively, of interest payments in cash on the senior California loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.

(14)In February 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan from March 2023 to September 2024.
(15)As of September 30, 2023, the senior Washington loan, which is collateralized by a multifamily property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the September 2023 maturity date.
(16)Loan was on non-accrual status as of September 30, 2023 and the Unleveraged Effective Yield is not applicable. For the three and nine months ended September 30, 2023, the Company received $382 thousand and $1.5 million, respectively, of interest payments in cash on the mezzanine New Jersey loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.

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

For the nine months ended September 30, 2023, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2022	$2,264,008
Initial funding	114,542
Origination fees and discounts, net of costs	(1,419)
Additional funding	82,008
Amortizing payments	(10,016)
Loan payoffs (1)	(149,392)
Loans sold to third parties (2)	(41,489)
Loan converted to real estate owned (see Note 5)	(82,676)
Origination fee and discount accretion	4,846
Balance at September 30, 2023	$2,180,412
_________________________

(1)    In September 2023, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $35.0 million, which was collateralized by a hotel property located in Illinois, in conjunction with a short sale of the hotel property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to make certain contractual reserve deposits by the May 2022 due date and due to the borrower not making its contractual interest payments due subsequent to the January 2023 interest payment date. For both the three and nine months ended September 30, 2023, the Company recognized a realized loss of $4.9 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan.
(2)    In January 2023, the Company closed the sale of a senior mortgage loan with outstanding principal of $14.3 million, which was collateralized by a residential property located in California, to a third party. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. For the nine months ended September 30, 2023, the Company recognized a realized loss of $5.6 million in the Company's consolidated statements of operations upon the sale of the senior mortgage loan as the carrying value exceeded the sale price of the loan. In addition, in April 2023, the Company closed the sale of a senior mortgage loan with outstanding principal of $27.2 million, which was collateralized by an office property located in Illinois, to a third party. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the January 2023 maturity date. The Company did not recognize any realized gain or loss in the Company’s consolidated statements of operations upon the sale of the senior mortgage loan as the carrying value was equal to the sale price of the loan.

Except as described in the table above listing the Company’s loans held for investment portfolio, as of September 30, 2023, all loans held for investment were paying in accordance with their contractual terms. As of September 30, 2023, the Company had five loans held for investment on non-accrual status with a carrying value of $188.3 million. As of December 31, 2022, the Company had three loans held for investment on non-accrual status with a carrying value of $99.1 million.

4.     CURRENT EXPECTED CREDIT LOSSES

    The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects weak economic growth in the near term given current macroeconomic conditions; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses as of September 30, 2023 increased compared to the current estimate of expected credit losses as of June 30, 2023 primarily due to an increase in the CECL reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, and other loan specific factors partially offset by shorter average remaining loan term and loan repayments during the three months ended September 30, 2023. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specific reserve is warranted for a select asset.

As of September 30, 2023, the Company’s CECL Reserve for its loans held for investment portfolio is $115.7 million or 494 basis points of the Company’s total loans held for investment commitment balance of $2.3 billion and is bifurcated between the CECL reserve (contra-asset) related to outstanding balances on loans held for investment of $112.4 million and a liability for unfunded commitments of $3.2 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

During the nine months ended September 30, 2023, the senior mortgage loan on an office property located in Illinois with a principal balance of $56.9 million and the senior mortgage loan on an office property located in California with a principal balance of $33.2 million were both downgraded to a risk rating of “5.” As of September 30, 2023, both loans were assessed individually and the Company elected to assign specific CECL reserves of $41.1 million on the Illinois office loan and $14.4 million on the California office loan. These specific CECL reserves for both loans were based on the Company’s estimate of proceeds available from the potential sale of the collateral property less the estimated costs to sell the property and the specific CECL reserves are included in the Company’s total CECL Reserve. The senior mortgage loan on a hotel property located in Illinois with a principal balance of $35.0 million, which had a risk rating of “5” and a specific CECL reserve of $5.9 million assigned to it as of June 30, 2023, was paid off during the three months ended September 30, 2023. See Note 3 included in these consolidated financial statements for further details.

Current Expected Credit Loss Reserve for Funded Loan Commitments

    Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2023 was as follows ($ in thousands):

Balance at June 30, 2023 (1)	$108,114
Provision for current expected credit losses	4,318
Write-offs	—
Recoveries	—
Balance at September 30, 2023 (1)	$112,432

Balance at December 31, 2022 (1)	$65,969
Provision for current expected credit losses	46,463
Write-offs	—
Recoveries	—
Balance at September 30, 2023 (1)	$112,432
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

    Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2023 was as follows ($ in thousands):

Balance at June 30, 2023 (1)	$4,340
Provision for current expected credit losses	(1,091)
Write-offs	—
Recoveries	—
Balance at September 30, 2023 (1)	$3,249

Balance at December 31, 2022 (1)	$5,339
Provision for current expected credit losses	(2,090)
Write-offs	—
Recoveries	—
Balance at September 30, 2023 (1)	$3,249
__________________________

(1)     The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company’s consolidated balance sheets.

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

    As of September 30, 2023, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Risk rating:
1	$—	$37,712	$5,597	$—	$—	$—	$43,309
2	46,768	11,408	202,263	—	—	56,804	317,243
3	66,789	458,777	576,810	121,953	103,317	29,207	1,356,853
4	—	84,626	—	210,662	68,716	16,440	380,444
5	—	—	—	—	31,385	51,178	82,563
Total	$113,557	$592,523	$784,670	$332,615	$203,418	$153,629	$2,180,412

Accrued Interest Receivable

    The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of September 30, 2023 and December 31, 2022, interest receivable of $15.1 million and $14.0 million, respectively, is included within other assets in the Company’s consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

5.     REAL ESTATE OWNED

On September 8, 2023, the Company acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, the Company derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. As the Company does not expect to complete a sale of the mixed-use property within the next twelve months, the mixed-use property is considered held for use, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The Company did not recognize any gain or loss on the derecognition of the senior mortgage loan as the fair value of the mixed-use property of $84.3 million and the net deficit held at the mixed-use property of $1.4 million at acquisition approximated the $82.9 million carrying value of the senior mortgage loan. The assets and liabilities of the mixed-use property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as cash, restricted cash, prepaid expenses, rent receivables, straight-line rent receivables and payables and trade payables.

The following table summarizes the Company’s real estate owned as of September 30, 2023 ($ in thousands):

Land	$21,337
Building and improvements	52,224
In-place lease intangibles	21,276
Above-market lease intangibles	547
Below-market lease intangibles	(11,084)
Total real estate owned	84,300
Less: Accumulated depreciation and amortization	(206)
Real estate owned, net	$84,094

The Company did not have any real estate owned as of December 31, 2022.

As of September 30, 2023, no impairment charges have been recognized for real estate owned.

For the three months ended September 30, 2023, the Company incurred depreciation and amortization expense of $206 thousand. With the exception of amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation and amortization expense is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization related to intangible assets and liabilities for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Intangible Lease Assets and Liabilities

The weighted average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s real estate owned was 9.3 years as of the acquisition date.

The following table summarizes the Company’s intangible lease assets and liabilities that are included within real estate owned as of September 30, 2023 ($ in thousands):

		Accumulated
	Gross	Amortization	Net
Assets:
In-place lease intangibles	$21,276	$(156)	$21,120
Above-market lease intangibles	547	(7)	540
Liabilities:
Below-market lease intangibles	(11,084)	66	(11,018)

The following table summarizes the amortization of intangible lease assets and liabilities for the three months ended September 30, 2023 ($ in thousands):

	Consolidated Statement of Operations Location	Amount
Assets:
In-place lease intangibles	Expenses from real estate owned	$156
Above-market lease intangibles	Revenue from real estate owned	7
Liabilities:
Below-market lease intangibles	Revenue from real estate owned	66

The following table summarizes the estimated net amortization schedule for the Company’s intangible lease assets and liabilities that are included within real estate owned as of September 30, 2023 ($ in thousands):

	In-Place	Above-Market	Below-Market
	Lease Intangibles	Lease Intangibles	Lease Intangibles
2023	$611	$28	$257
2024	2,304	111	1,027
2025	2,232	91	1,027
2026	1,821	76	618
2027	1,701	51	571
Thereafter	12,451	183	7,518
Total	$21,120	$540	$11,018

Future Minimum Lease Payments

The following table summarizes the future minimum contractual lease payments to be collected by the Company under non-cancelable operating leases, excluding tenant reimbursements of expenses and variable lease payments, as of September 30, 2023 ($ in thousands):

2023	$2,421
2024	9,771
2025	9,885
2026	10,002
2027	9,903
Thereafter	43,910
Total	$85,892

Gain on Sale of Real Estate Owned

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

On November 8, 2021, the Company entered into a Purchase and Sale Agreement to sell the hotel property to a third party for $40.0 million and the sale closed on March 1, 2022. For the nine months ended September 30, 2022, the Company recognized a $2.2 million gain on the sale of the hotel property as the net carrying value of the hotel property as of the March 1, 2022 sale date was lower than the net sales proceeds received by the Company. The gain on the sale of the hotel property is included within gain on sale of real estate owned in the Company’s consolidated statements of operations. In connection with the sale of the hotel property, the Company provided a senior mortgage loan to the buyer of the hotel property. The initial advance funded under such loan was $30.7 million, with up to another $25.0 million of additional loan proceeds to be available for future advances to cover a portion of the anticipated property renovation plan costs, provided certain conditions are satisfied. At closing, the buyer contributed $12.9 million of equity into the purchase. Additionally, the buyer is required to fund an additional $8.7 million of equity associated with the anticipated property renovation plan costs.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of September 30, 2023 and December 31, 2022, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	September 30, 2023			December 31, 2022
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$208,230	$450,000	(1)	$270,798	$450,000	(1)
Citibank Facility	236,604	325,000		236,240	325,000
CNB Facility	—	75,000		—	75,000
MetLife Facility	—	180,000		—	180,000
Morgan Stanley Facility	209,673	250,000		198,193	250,000
Subtotal	$654,507	$1,280,000		$705,231	$1,280,000

Notes Payable	$105,000	$105,000		$105,000	$105,000

Secured Term Loan	$150,000	$150,000		$150,000	$150,000

Total	$909,507	$1,535,000		$960,231	$1,535,000
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

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank facility is January 13, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. Prior to the January 2022 amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility was utilized. Subsequent to the January 2022 amendment, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For both the three and nine months ended September 30, 2023, the Company did not incur a non-utilization fee. For the three months ended September 30, 2022, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2022, the Company incurred a non-utilization fee of $11 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility
    The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In February 2023, the Company exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 11, 2024. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) SOFR (with a 0.35% floor) plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or Daily Simple SOFR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2023, the Company incurred a non-utilization fee of $72 thousand and $213 thousand, respectively. For the three and nine months ended September 30, 2022, the Company incurred a non-utilization fee of $72 thousand and $212 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. In June 2023, the Company exercised a 12-month extension option on the MetLife Facility to extend the maturity date to August 13, 2024. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.50%, subject to certain exceptions. Unless at least 65% of the MetLife Facility is utilized, unused commitments under the MetLife Facility accrue non-utilization fees at the rate of 0.25% per annum on the average daily available balance. For the three and nine months ended September 30, 2023, the Company incurred a non-utilization fee of $75 thousand and $222 thousand, respectively. For the three and nine months ended September 30, 2022, the Company incurred a non-utilization fee of $62 thousand and $183 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
Morgan Stanley Facility
    The Company is party to a $250.0 million master repurchase and securities contract with Morgan Stanley Bank, N.A. (“Morgan Stanley”) (the “Morgan Stanley Facility”). Under the Morgan Stanley Facility, the Company is permitted to sell, and later repurchase, certain qualifying commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing or self storage properties. Morgan Stanley may approve the mortgage loans that are subject to the Morgan Stanley Facility in its sole discretion. In July 2023, the Company amended the Morgan Stanley Facility to, among other things, extend the initial maturity date of the Morgan Stanley Facility to July 16, 2025, subject to one 12-month extension, which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the Morgan Stanley Facility to July 16, 2026.

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

In July 2022, ACRC Lender CO LLC, a wholly owned subsidiary of the Company entered into a Credit and Security Agreement with Capital One, National Association, as administrative agent and collateral agent, and the lender referred to therein. The Credit and Security Agreement provides for a $105.0 million recourse note (together with the two non-recourse note agreements discussed above, the “Notes Payable”). The $105.0 million note is secured by a $133.0 million senior mortgage loan held by the Company on a multifamily property located in New York and is fully and unconditionally guaranteed by the Company pursuant to a Guaranty of Recourse Obligation. The initial maturity date of the $105.0 million note is July 28, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to July 28, 2027. The $105.0 million note accrues interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.00%. As of September 30, 2023, the total outstanding principal balance of the note was $105.0 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $150.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The maturity date of the Secured Term Loan is November 12, 2026. Advances under the Secured Term Loan are subject to the following fixed rates: (i) 4.50% per annum until May 12, 2025, (ii) after May 12, 2025 through November 12, 2025, the interest rate increases 0.125% every three months and (iii) after November 12, 2025 through November 12, 2026, the interest rate increases 0.250% every three months. As of September 30, 2023, the total outstanding principal balance of the Secured Term Loan was $150.0 million.

The total original issue discount on the Secured Term Loan was equal to 0.50% of the commitment amount and represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For both the three and nine months ended September 30, 2023 and 2022, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 4.6%.

7.   SECURED BORROWINGS

    A subsidiary of the Company was party to a secured borrowing arrangement related to a transferred loan that was closed in February 2020. In April 2019, the Company originated a $30.5 million loan on an office property located in North Carolina, which was bifurcated between a $24.4 million senior mortgage loan and a $6.1 million mezzanine loan. In February 2020, the Company transferred its interest in the $24.4 million senior mortgage loan to a third party and retained the $6.1 million mezzanine loan. The Company evaluated whether the transfer of the $24.4 million senior mortgage loan met the criteria in FASB ASC Topic 860, Transfers and Servicing, for treatment as a sale – legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transfer of effective control – and determined that the transfer did not qualify as a sale and thus, was treated as a financing transaction. As such, the Company did not derecognize the $24.4 million senior mortgage loan asset and recorded a secured borrowing liability in the Company’s consolidated balance sheets. The initial maturity date of the $24.4 million secured borrowing was May 5, 2023, subject to one 12-month extension, which could have been exercised at the transferee’s option, which, if exercised, would have extended the maturity date to May 5, 2024. Advances under the $24.4 million secured borrowing accrued interest at a per annum rate equal to the sum of one-month LIBOR plus a spread of 2.50%. In July 2022, the $30.5 million loan was fully repaid and thus, the $24.4 million secured borrowing liability was derecognized.
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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2023 and December 31, 2022 ($ in thousands):

As of
	September 30, 2023					December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Rate (1)	Index	Weighted Average Maturity (Years)	Number of Instruments	Notional Amount	Rate (1)	Index	Weighted Average Maturity (Years)
Interest rate swaps	1	$30,000	0.2075%	SOFR (2)	0.2	1	$410,000	0.2075%	LIBOR (2)	0.4
Interest rate caps	0 (3)	—	—	—	—	0 (3)	—	—	—	—
_______________________________

(1)    Represents fixed rate for interest rate swaps and strike rate for interest rate caps.
(2)    Subject to a 0.00% floor.
(3)    In March 2022, the Company re-calibrated its net exposure to interest rate changes by terminating its interest rate cap derivative, which had a notional amount of $170.0 million on the termination date and a strike rate of 0.50%. For the three months ended March 31, 2022, the Company recognized a $2.0 million realized gain within OCI in conjunction with the termination of the interest rate cap. In accordance with ASC 815, the realized gain is recognized within current earnings over the remaining original term of the interest rate cap derivative as it was designated as an effective hedge. For the three and nine months ended September 30, 2023, the Company recognized a realized gain of $93 thousand and $816 thousand, respectively, and for the three and nine months ended September 30, 2022, the Company recognized a realized gain of $354 thousand and $622 thousand, respectively, through a reduction in interest expense on the termination of the interest rate cap within current earnings.

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate derivatives	$326	$6,565	$—	$—
____________________________

(1)    Included in other assets in the Company’s consolidated balance sheets.
(2)    Included in other liabilities in the Company’s consolidated balance sheets.

9.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2 to our consolidated financial statements, the impact of the current macroeconomic conditions on the Company’s business is uncertain. As of September 30, 2023, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions, however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

    As of September 30, 2023 and December 31, 2022, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2023	December 31, 2022
Total commitments	$2,342,155	$2,510,308
Less: funded commitments	(2,203,074)	(2,282,821)
Total unfunded commitments	$139,081	$227,487

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of September 30, 2023, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

10.   STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 26, 2022, the Company’s Board of Directors approved a stock repurchase program of up to $50.0 million, which was expected to be in effect until July 26, 2023, or until the approved dollar amount had been used to repurchase shares (the “Repurchase Program”). On July 25, 2023, the Company’s Board of Directors renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2024, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. During the three months ended September 30, 2023, the Company did not repurchase any shares through the Repurchase Program. During the nine months ended September 30, 2023, the Company repurchased a total of 535,965 shares of the Company’s common stock in the open market for an aggregate purchase price of approximately $4.6 million, including expenses paid. The shares were repurchased at an average price of $8.58 per share, including expenses paid.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the three and nine months ended September 30, 2023. See “Equity Incentive Plan” below for shares issued under the Equity Incentive Plan described below.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of September 30, 2023:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2022	16,137	832,472	848,609
Granted	64,266	—	64,266
Vested	(29,703)	(163,989)	(193,692)
Forfeited	—	(10,499)	(10,499)
Balance at September 30, 2023	50,700	657,984	708,684

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
2023	16,485	4,285	20,770
2024	33,798	281,071	314,869
2025	417	229,765	230,182
2026	—	142,863	142,863
2027	—	—	—
Total	50,700	657,984	708,684

11.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022 ($ in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$9,184	$644	$546	$26,875
Divided by:
Basic weighted average shares of common stock outstanding:	54,085,035	54,415,545	54,339,441	50,753,915
Weighted average non-vested restricted stock and RSUs	711,378	431,211	703,765	439,323
Diluted weighted average shares of common stock outstanding:	54,796,413	54,846,756	55,043,206	51,193,238
Basic earnings per common share	$0.17	$0.01	$0.01	$0.53
Diluted earnings per common share	$0.17	$0.01	$0.01	$0.52

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

The income tax provision for the Company and the TRSs consisted of the following for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Current	$12	$5	$31	$28
Deferred	—	—	—	—
Excise tax	(28)	—	17	180
Total income tax expense (benefit), including excise tax	$(16)	$5	$48	$208

    For the three and nine months ended September 30, 2023, the Company incurred an expense (benefit) of $(28) thousand and $17 thousand, respectively, for U.S. federal excise tax. For the three months ended September 30, 2022, the Company did not incur any expense for U.S. federal excise tax, and for the nine months ended September 30, 2022, the Company incurred an expense of $180 thousand for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of September 30, 2023, tax years 2019 through 2023 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of both September 30, 2023 and December 31, 2022, the Company had three CRE debt security investments designated as available-for-sale debt securities. The following tables summarize the Company’s investments in available-for-sale debt securities as of September 30, 2023 and December 31, 2022 ($ in thousands):

	As of September 30, 2023
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,900	$100	$236

	As of December 31, 2022
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,881	$119	$55

The fair value of available-for-sale debt securities was estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 ($ in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$326	$—	$326
Available-for-sale debt securities	—	28,136	—	28,136

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$6,565	$—	$6,565
Available-for-sale debt securities	—	27,936	—	27,936

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

As of September 30, 2023 and December 31, 2022, the Company did not have any nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
Nonrecurring Fair Value Measurements

The Company is required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. Real estate owned consists of a mixed-use property that was acquired by the Company on September 8, 2023 through a consensual foreclosure. See Note 5 included in these consolidated financial statements for more information on real estate owned. Real estate owned is recorded at fair value at acquisition using Level 3 inputs and is evaluated for indicators of impairment on a quarterly basis. Real estate owned is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate owned over the estimated remaining holding period is less than the carrying amount of such real estate owned. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate owned. An impairment charge is recorded equal to the excess of the carrying value of the real estate owned over the fair value. The fair value of the mixed-use property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of a mixed-use property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of a mixed-use property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the mixed-use property was estimated using significant unobservable inputs such as capitalization rates ranging from 6.4% to 8.3% and discount rates ranging from 8.0% to 9.5%.

As of September 30, 2023, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis. As of December 31, 2022, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2023 and December 31, 2022, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2023		December 31, 2022
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$2,180,412	$2,069,304	$2,264,008	$2,233,319
Financial liabilities:
Secured funding agreements	2	$654,507	$654,507	$705,231	$705,231
Notes payable	2	104,611	105,000	104,460	103,635
Secured term loan	3	149,344	131,820	149,200	137,571
Collateralized loan obligation securitization debt (consolidated VIEs)	2	735,136	713,042	777,675	749,242

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 10 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. On April 25, 2022, the Company and ACREM entered into an amendment to the Management Agreement to (a) exclude $2.4 million of net income associated with the sale of the real estate owned property for the three months ended March 31, 2022 and to (b) include $2.0 million of net income associated with the Company’s gain on the termination of its interest rate cap derivative for the three months ended March 31, 2022, in each case, with respect to Core Earnings for the three months ended March 31, 2022. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the three months ended September 30, 2023, no incentive fees were incurred. For the nine months ended September 30, 2023, the Company incurred incentive fees of $334 thousand. For the three and nine months ended September 30, 2022, the Company incurred incentive fees of $855 thousand and $2.2 million, respectively.

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

The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2023 and 2022 and amounts payable to the Company’s Manager as of September 30, 2023 and December 31, 2022 ($ in thousands):

	Incurred				Payable
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of
	2023	2022	2023	2022	September 30, 2023	December 31, 2022
Affiliate Payments
Management fees	$2,974	$3,013	$8,983	$8,430	$2,974	$3,026
Incentive fees	—	855	334	2,178	—	1,264
General and administrative expenses	775	1,011	2,617	2,641	1,118	1,232
Direct costs (1)	38	1	78	40	—	58
Total	$3,787	$4,880	$12,012	$13,289	$4,092	$5,580
_______________________________

(1)    For the three and nine months ended September 30, 2023 and 2022, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the total outstanding principal balance for co-investments held by the Company was $230.4 million and $213.7 million, respectively.
Loan Purchases From Affiliate

One or more affiliates of the Company’s Manager may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase such commercial real estate loans from affiliates of the Company’s Manager. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company, provided that the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by affiliates of the Company’s Manager. In addition, from time to time, the Company may purchase loans, including participations in loans, from other Ares Management managed investment vehicles. Loans purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles for the three and nine months ended September 30, 2023.

15.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2023 and 2022 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
August 2, 2023	September 29, 2023	October 17, 2023	$0.33		$18,082
May 2, 2023	June 30, 2023	July 18, 2023	0.35	(1)	19,180
February 15, 2023	March 31, 2023	April 18, 2023	0.35	(1)	19,346
Total cash dividends declared for the nine months ended September 30, 2023			$1.03		$56,608

July 29, 2022	September 30, 2022	October 17, 2022	$0.35	(1)	$19,196
May 3, 2022	June 30, 2022	July 15, 2022	0.35	(1)	19,198
February 15, 2022	March 31, 2022	April 14, 2022	0.35	(1)	16,740
Total cash dividends declared for the nine months ended September 30, 2022			$1.05		$55,134
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

As of September 30, 2023, the FL3 Notes were collateralized by interests in a pool of 14 mortgage assets having a total principal balance of $457.6 million (the “FL3 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $99.4 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2022, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of approximately $429.4 million that were closed by a wholly-owned subsidiary of the Company and approximately $127.6 million of receivables related to repayments of outstanding principal on previous mortgage assets. On April 13, 2021, the FL3 Issuer and the FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024. During the reinvestment period, the Company may direct the FL3 Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the FL3 Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

As of September 30, 2023, the FL4 Notes were collateralized by interests in a pool of 11 mortgage assets having a total principal balance of approximately $417.1 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company. As of December 31, 2022, the FL4 Notes were collateralized by interests in a pool of 12 mortgage assets having a total principal balance of approximately $458.3 million that were closed by a wholly-owned subsidiary of the Company and approximately $1.9 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the period ending in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer may use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that meet certain acquisition criteria.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the three and nine months ended September 30, 2023, the Company paid down $155 thousand and $43.0 million of the FL4 Offered Notes, respectively.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of September 30, 2023, the Company’s maximum risk of loss was $238.2 million, which represents the carrying value of its investments in the CLO Securitizations.

Non-consolidated VIEs

The Company evaluated its senior mortgage loan investment that is collateralized by a residential condominium property located in New York, and it was determined to be an interest in a VIE. However, the Company was not deemed to be the primary beneficiary. The Company’s exposure to the obligations of the VIE is generally limited to its investment and the Company is not obligated to provide, nor has it provided, any financial support to the VIE. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying value of its investment. As of September 30, 2023, the Company’s maximum risk of loss was $84.6 million, which represents the carrying value of its investment in the VIE.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this quarterly report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2023, except as disclosed below.

The Company’s Board of Directors declared a regular cash dividend of $0.33 per common share for the fourth quarter of 2023. The fourth quarter 2023 dividend will be payable on January 17, 2024 to common stockholders of record as of December 29, 2023.

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

Developments During the Third Quarter of 2023:

•We originated a $57.8 million senior mortgage loan on a multifamily property located in Ohio.

•We purchased an $11.4 million senior mortgage loan on a self storage property located in Indiana.

•We received a discounted payoff of the senior mortgage loan collateralized by a hotel property in Illinois in conjunction with a short sale of the hotel property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to make certain contractual reserve deposits by the May 2022 due date and due to the borrower not making its contractual interest payments due subsequent to the January 2023 interest payment date. We recognized a realized loss of $4.9 million as the carrying value, not including the current expected credit losses (“CECL”) reserve, exceeded the net proceeds from the payoff of the loan.

•We acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. The mixed-use property previously collateralized an $82.9 million senior mortgage loan held by us that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned and also recognized the associated assets and liabilities held at the mixed-use property.

•We amended the Morgan Stanley Facility (as defined below) to, among other things, extend the initial maturity date of the Morgan Stanley Facility to July 16, 2025, subject to one 12-month extension, which may be exercised at our option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the Morgan Stanley Facility to July 16, 2026.

Trends Affecting Our Business

Global publicly-traded markets continued improving during the third quarter of 2023, driven by normalization of the macroeconomic environment. While inflationary pressures have shown signs of moderation, the commercial real estate markets continue to be impacted by certain property specific and macroeconomic factors. Most notably, the Federal Reserve’s tightening monetary policy, which resulted in another increase to federal interest rates in July 2023, and the uncertainty with respect to small and regional U.S. banking demand to finance commercial real estate properties. The pace at which the Federal Reserve continues to raise the interest rates is uncertain, especially if inflation begins to rebound, leading to uncertainties in the financing market and a volatile economy. Office properties, specifically, continue to experience unique headwinds driven by the increased prevalence of remote work and elevated costs to operate or configure office properties. These factors have largely resulted in lower demand for office space and driven rising vacancy rates.

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

Stock Repurchase Program

On July 26, 2022, our Board of Directors approved the Repurchase Program of up to $50.0 million, which was expected to be in effect until July 26, 2023, or until the approved dollar amount had been used to repurchase shares. On July 25, 2023, our Board of Directors renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2024, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. During the three months ended September 30, 2023, we did not repurchase any shares through the Repurchase Program. During the nine months ended September 30, 2023, we repurchased a total of 535,965 shares of our common stock in the open market for an aggregate purchase price of approximately $4.6 million, including expenses paid. The shares were repurchased at an average price of $8.58 per share, including expenses paid.

Loans Held for Investment Portfolio

As of September 30, 2023, our portfolio included 49 loans held for investment, excluding 164 loans that were repaid, sold or converted to real estate owned since inception. As of September 30, 2023, the aggregate originated commitment under these loans at closing was approximately $2.4 billion and outstanding principal was $2.2 billion. During the nine months ended September 30, 2023, we funded approximately $196.5 million of outstanding principal, received repayments of $150.4 million of outstanding principal and sold two loans with outstanding principal of $41.5 million to third parties. As of September 30, 2023, 70.0% of our loans have SOFR floors, with a weighted average floor of 1.12%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of September 30, 2023, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2023 ($ in thousands):

	As of September 30, 2023
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,143,489	$2,163,976	8.6%	(2)	9.5%	(3)	1.2
Subordinated debt and preferred equity investments	36,923	39,098	8.0%	(2)	15.3%	(3)	2.1
Total loans held for investment portfolio	$2,180,412	$2,203,074	8.6%	(2)	9.5%	(3)	1.2
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discount, deferred loan fees and loan origination costs.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2023 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of September 30, 2023 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2023).

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
RECENT DEVELOPMENTS

Our Board of Directors declared a regular cash dividend of $0.33 per common share for the fourth quarter of 2023. The fourth quarter 2023 dividend will be payable on January 17, 2024 to common stockholders of record as of December 29, 2023.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	$23,883	$27,271	$75,374	$76,440
Total expenses	6,602	7,137	19,908	24,895
Provision for current expected credit losses	3,227	19,485	44,373	26,659
Realized losses on loans	4,886	—	10,499	—
Gain on sale of real estate owned	—	—	—	2,197
Income before income taxes	9,168	649	594	27,083
Income tax expense (benefit), including excise tax	(16)	5	48	208
Net income attributable to common stockholders	$9,184	$644	$546	$26,875

The following tables set forth select details of our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

Net Interest Margin

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$52,819	$45,633	$154,260	$117,619
Interest expense	(29,745)	(18,362)	(79,695)	(43,851)
Net interest margin	$23,074	$27,271	$74,565	$73,768

For the three months ended September 30, 2023 and 2022, net interest margin was approximately $23.1 million and $27.3 million, respectively. For the three months ended September 30, 2023 and 2022, interest income of $52.8 million and $45.6 million, respectively, was generated by weighted average earning assets of $2.3 billion and $2.6 billion, respectively, offset by $29.7 million and $18.4 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below), the Secured Term Loan, Secured Borrowings and securitization debt (as defined below) were $1.7 billion for the three months ended September 30, 2023 and $1.9 billion for the three months ended September 30, 2022. The decrease in net interest margin for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily relates to a decrease in our weighted average earning assets and weighted average borrowings for the three months ended September 30, 2023 and less benefit received from our interest rate hedging derivative contracts due to a decrease in our weighted average notional amount outstanding for the three months ended September 30, 2023. This was partially offset by the benefit received from the increase in SOFR rates on our loans held for investment for the three months ended September 30, 2023.
For the nine months ended September 30, 2023 and 2022, net interest margin was approximately $74.6 million and $73.8 million, respectively. For the nine months ended September 30, 2023 and 2022, interest income of $154.3 million and $117.6 million, respectively, was generated by weighted average earning assets of $2.3 billion and $2.5 billion, respectively, offset by $79.7 million and $43.9 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable, the Secured Term Loan, Secured Borrowings and securitization debt were $1.7 billion for the nine months ended September 30, 2023 and $1.9 billion for the nine months ended September 30, 2022. The increase in net interest margin for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily relates to the benefit received from our interest rate hedging derivative contracts for the nine months ended September 30, 2023 and the benefit received from the increase in LIBOR and SOFR rates on our loans held for investment for the nine months ended September 30, 2023. This was partially offset by a decrease in our weighted average earning assets and weighted average borrowings for the nine months ended September 30, 2023.

Revenue From Real Estate Owned

On September 8, 2023, we acquired legal title to a mixed-use property through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. For the period from September 8, 2023 to September 30, 2023, revenue from real estate owned related to this property was $0.8 million. Revenues consist primarily of rental revenue from operating leases.

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the three months ended September 30, 2022, there was no revenue from real estate owned as we closed the sale of the hotel property to a third party on March 1, 2022. For the nine months ended September 30, 2022, revenue from real estate owned related to this property was $2.7 million. Revenues consisted of room sales, food and beverage sales and other hotel revenues. In connection with the sale of the hotel property, we provided a senior mortgage loan to the buyer of the hotel property. The initial advance funded under such loan was $30.7 million, with up to another $25.0 million of additional loan proceeds to be available for future advances to cover a portion of the anticipated property renovation plan costs, provided certain conditions are satisfied. At closing, the buyer contributed $12.9 million of equity into the purchase. Additionally, the buyer is required to fund an additional $8.7 million of equity associated with the anticipated property renovation plan costs.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Management and incentive fees to affiliate	$2,974	$3,868	$9,317	$10,608
Professional fees	682	842	2,080	2,720
General and administrative expenses	1,691	1,416	5,414	4,617
General and administrative expenses reimbursed to affiliate	775	1,011	2,617	2,641
Expenses from real estate owned	480	—	480	4,309
Total expenses	$6,602	$7,137	$19,908	$24,895

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the decrease in operating expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and the cause of the decrease in operating expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Related Party Expenses

For the three months ended September 30, 2023, related party expenses included $3.0 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2023. For the three months ended September 30, 2023, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended September 30, 2022, related party expenses included $3.9 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $3.0 million in management fees and $0.9 million in incentive fees. For the three months ended September 30, 2022, related party expenses also included $1.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The management fees due to our Manager were relatively consistent for both periods. The decrease in incentive fees for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily relates to our Core Earnings (defined below) for the twelve months ended September 30, 2023 exceeding the 8% minimum return by a lower margin than the twelve months ended September 30, 2022. “Core Earnings” is defined in the Management Agreement as GAAP net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. The decrease in allocable general and administrative expenses due to our Manager for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily relates to a decrease in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

For the nine months ended September 30, 2023, related party expenses included $9.3 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $9.0 million in management fees and $0.3 million in incentive fees. For the nine months ended September 30, 2023, related party expenses also included $2.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2022, related party expenses included $10.6 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $8.4 million in management fees and $2.2 million in incentive fees. For the nine months ended September 30, 2022, related party expenses also included $2.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily relates to an increase in our weighted average stockholders’ equity for the nine months ended September 30, 2023 as a result of the public offering of 7,000,000 shares of our common stock in May 2022, which generated net proceeds of approximately $103.2 million. The decrease in incentive fees for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily relates to our Core Earnings for the twelve months ended September 30, 2023 exceeding the 8% minimum return by a lower margin than the twelve months ended September 30, 2022. The allocable general and administrative expenses due to our Manager were relatively consistent for both periods.

Other Expenses

For the three months ended September 30, 2023 and 2022, professional fees were $0.7 million and $0.8 million, respectively. The decrease in professional fees for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily relates to a decrease in our use of third-party professionals due to changes in transaction activity year over year. For the three months ended September 30, 2023 and 2022, general and administrative expenses were $1.7 million and $1.4 million, respectively. The increase in general and administrative expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily relates to an increase in stock-based compensation expense due to restricted stock and restricted stock unit awards granted after September 30, 2022.

For the nine months ended September 30, 2023 and 2022, professional fees were $2.1 million and $2.7 million, respectively. The decrease in professional fees for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily relates to a decrease in our use of third-party professionals due to changes in transaction activity year over year. For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $5.4 million and $4.6 million, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily relates to an increase in stock-based compensation expense due to restricted stock and restricted stock unit awards granted after September 30, 2022.

    Expenses From Real Estate Owned

For the period from September 8, 2023, the date on which we acquired the mixed-use property, to September 30, 2023, and for the nine months ended September 30, 2022, expenses from real estate owned was comprised of the following ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Mixed-use property operating expenses	$215	$—	$215	$—
Hotel property operating expenses	—	—	—	3,631
Interest expense on note payable	—	—	—	678
Depreciation and amortization expense	265	—	265	—
Expenses from real estate owned	$480	$—	$480	$4,309

For both the three and nine months ended September 30, 2023, mixed-use property operating expenses were $0.2 million. For both the three and nine months ended September 30, 2022, there were no mixed-use property operating expenses incurred as we acquired legal title to the mixed-use property on September 8, 2023. Mixed-use property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our mixed-use property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.

For the three and nine months ended September 30, 2023 and three months ended September 30, 2022, there were no hotel property operating expenses incurred as we closed the sale of the hotel property to a third party on March 1, 2022. For the nine months ended September 30, 2022, hotel property operating expenses were $3.6 million. Hotel property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense included housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily included the cost of food, the cost of beverages and associated labor costs. Other operating expenses included labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager.

Interest expense on note payable relates to the financing costs incurred for our hotel property that was classified as real estate owned. For the three and nine months ended September 30, 2023 and three months ended September 30, 2022, there was no interest expense on our note payable as we repaid the note payable in conjunction with the closing of the sale of the hotel property to a third party on March 1, 2022. For the nine months ended September 30, 2022, interest expense on our note payable was $0.7 million.

For both the three and nine months ended September 30, 2023, depreciation and amortization expense was $0.3 million and relates primarily to our mixed-use property that was acquired on September 8, 2023. For both the three and nine months ended September 30, 2022, no depreciation and amortization expense was incurred as the hotel property was classified as real estate owned held for sale effective in November 2021.

Provision for Current Expected Credit Losses

For the three months ended September 30, 2023 and 2022, the provision for current expected credit losses was $3.2 million and $19.5 million, respectively. The increase in the provision for current expected credit losses for both the three months ended September 30, 2023 and 2022 is primarily due to an increase in the CECL reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, and other loan specific factors partially offset by shorter average remaining loan term and loan repayments during the three months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023 and 2022, the provision for current expected credit losses was $44.4 million and $26.7 million, respectively. The increase in the provision for current expected credit losses for both the nine months ended September 30, 2023 and 2022 is primarily due to an increase in the CECL reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, and other loan specific factors partially offset by shorter average remaining loan term and loan repayments during the nine months ended September 30, 2023 and 2022.

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

Realized Losses on Loans

In January 2023, we closed the sale of a senior mortgage loan with outstanding principal of $14.3 million, which was collateralized by a residential property located in California, to a third party. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. For the nine months ended September 30, 2023, we recognized a realized loss of $5.6 million in our consolidated statements of operations upon the sale of the senior mortgage loan as the carrying value exceeded the sale price of the loan.

In September 2023, we received a discounted payoff of a senior mortgage loan with outstanding principal of $35.0 million, which was collateralized by a hotel property located in Illinois. The discounted payoff was received in conjunction with a short sale of the hotel property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to make certain contractual reserve deposits by the May 2022 due date and due to the borrower not making its contractual interest payments due subsequent to the January 2023 interest payment date. For both the three and nine months ended September 30, 2023, we recognized a realized loss of $4.9 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the carrying value exceeded the net proceeds from the payoff of the loan.

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

We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As a result of the current macroeconomic environment, borrowers may be unable to make interest and principal payments timely, including at the maturity date of the borrower’s loan. We have increased our CECL Reserve to reflect this risk. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. If we experience borrower default as a result of the current macroeconomic conditions, we may not be able to negotiate modifications to our borrowings with our lenders or receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

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

Ares Management or one of its investment vehicles, may originate mortgage loans. We have had and may continue to have the opportunity to purchase such loans that are determined by our Manager in good faith to be appropriate for us, depending on our available liquidity. Ares Management or one of its investment vehicles may also acquire mortgage loans from us.

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

As of November 1, 2023, we had approximately $189 million in liquidity including $114 million of unrestricted cash and $75 million of availability under our Secured Funding Agreements.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net income	$546	$26,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities	36,156	15,192
Net cash provided by (used in) operating activities	36,702	42,067
Net cash provided by (used in) investing activities	41,613	(63,954)
Net cash provided by (used in) financing activities	(158,576)	48,569
Change in cash and cash equivalents	$(80,261)	$26,682

During the nine months ended September 30, 2023 and 2022, cash and cash equivalents increased (decreased) by $(80.3) million and $26.7 million, respectively.

Operating Activities

For the nine months ended September 30, 2023 and 2022, net cash provided by operating activities totaled $36.7 million and $42.1 million, respectively. For the nine months ended September 30, 2023, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $44.4 million, accretion of discounts, deferred loan origination fees and costs of $4.9 million, amortization of deferred financing costs of $2.9 million, change in other assets of $18.9 million and realized losses on loans of $10.5 million. For the nine months ended September 30, 2022, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $26.7 million, accretion of discounts, deferred loan origination fees and costs of $7.9 million, amortization of deferred financing costs of $5.7 million, change in other assets of $9.8 million and gain on sale of real estate owned of $2.2 million.

Investing Activities

For the nine months ended September 30, 2023 and 2022, net cash provided by (used in) investing activities totaled $41.6 million and $(64.0) million, respectively. This change in net cash provided by (used in) investing activities was primarily a result of the cash received from principal repayment of loans held for investment and from the sale of loans held for sale exceeding the cash used for the origination and funding of loans held for investment for the nine months ended September 30, 2023.

Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities totaled $158.6 million and was primarily related to repayments of our Secured Funding Agreements of $94.1 million, repayments of debt of consolidated VIEs of $43.0 million, dividends paid of $57.9 million and repurchases of our common stock of $4.6 million, partially offset by proceeds from our Secured Funding Agreements of $43.3 million. For the nine months ended September 30, 2022, net cash provided by financing activities totaled $48.6 million and was primarily related to proceeds from our Secured Funding Agreements of $225.2 million, proceeds from our Notes Payable of $105.0 million and proceeds from the sale of our common stock of $106.3 million, partially offset by repayments of our Secured Funding Agreements of $217.5 million, repayments of our Notes Payable of $51.1 million, repayments of debt of consolidated VIEs of $40.7 million and dividends paid of $52.6 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	September 30, 2023					December 31, 2022
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$208,230	SOFR+1.50 to 3.75%	December 15, 2025	(2)	$450,000	$270,798	Base Rate(1)+1.50 to 3.75%	December 15, 2025	(2)
Citibank Facility	325,000	236,604	SOFR+1.50 to 2.10%	January 13, 2025	(3)	325,000	236,240	Base Rate(1)+1.50 to 2.10%	January 13, 2025	(3)
CNB Facility	75,000	—	SOFR+2.65%	March 11, 2024	(4)	75,000	—	SOFR+2.65%	March 10, 2023	(4)
MetLife Facility	180,000	—	SOFR+2.50%	August 13, 2024	(5)	180,000	—	Base Rate(1)+2.10 to 2.50%	August 13, 2023	(5)
Morgan Stanley Facility	250,000	209,673	SOFR+1.60 to 3.10%	July 16, 2025	(6)	250,000	198,193	Base Rate(1)+1.50 to 3.00%	January 16, 2024	(6)
Subtotal	$1,280,000	$654,507				$1,280,000	$705,231

Notes Payable	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(7)	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(7)

Secured Term Loan	$150,000	$150,000	4.50%	November 12, 2026	(8)	$150,000	$150,000	4.50%	November 12, 2026	(8)
Total	$1,535,000	$909,507				$1,535,000	$960,231
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
(6)The master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”) is subject to one 12-month extension, which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid. In July 2023, we amended the Morgan Stanley Facility to, among other things, extend the initial maturity date to July 16, 2025.
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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of September 30, 2023, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of September 30, 2023, the carrying amount and outstanding principal of our CLO Securitizations was $735.1 million and $735.9 million, respectively. See Note 16 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitizations.

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

Interest Rate Effect on Net Income

    Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day SOFR as of September 30, 2023, (2) no change in the outstanding principal balance of our loans held for investment portfolio, available-for-sale debt securities and borrowings as of September 30, 2023 and (3) no change in the notional amount of the interest rate swap agreement entered into as of September 30, 2023 ($ in millions):

Change in 30-Day SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$5.6
Up 50 basis points	$2.8
SOFR at 0 basis points	$(15.0)
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

In addition, our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. In addition, our CLO Securitizations contain certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the CLO Securitizations if these tests were met. Additionally, in such a case, interest income may continue to accrue for the holders of subordinate securities within the CLO Securitizations notwithstanding the cash being used to repay principal on the more senior securities. This would cause us to recognize income but not have a corresponding amount of cash available for operations or for distribution to our stockholders.

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

Real Estate Risk

Our real estate investments and the value of real estate owned are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; local markets with a significant exposure to the energy sector; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. High interest rates and inflation have had, and continue to have, an adverse impact on industries whose properties serve as collateral for some of our portfolio investments. Similarly, increased demand for work-from-home arrangements has impacted the operations of office properties. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, and reduce the value of properties that we own as a result of default on the underlying loan, each of which could cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

Inflation Risk

Virtually all of our assets and liabilities are sensitive to interest rates. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates but adverse changes in inflation or changes in inflation expectations can lead to lower returns on our investments than originally anticipated. Current levels of inflation could exacerbate this possibility. In each case, in general, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal proceedings from time to time. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2023, we were not subject to any material pending legal proceedings. Litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2022 Annual Report and Q1 Quarterly Report. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report and Part II, “Item 1A. Risk Factors” in our Q1 Quarterly Report, which could materially affect our business, financial condition and/or operating results. The risks described in our 2022 Annual Report and Q1 Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) ($ in thousands)
July 1, 2023 - July 31, 2023	$—	$—	$—	$50,000
August 1, 2023 - August 31, 2023	—	—	—	50,000
September 1, 2023 - September 30, 2023	—	—	—	50,000
Total	$—		$—
_____________________________
(1)    Represents purchase price including expenses paid.
(2)    On July 26, 2022, our Board of Directors approved the Repurchase Program of up to $50.0 million of our common stock, which was expected to be in effect until July 26, 2023, or until the approved dollar amount had been used to repurchase shares. On July 25, 2023, our Board of Directors renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2024, or until the approved dollar amount has been used to repurchase shares. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (2)
10.1*	Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 27, 2023, by and between ACRC Lender MS LLC, as seller, and Morgan Stanley Bank, N.A., as buyer. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2023.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on August 2, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	November 3, 2023	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2023	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)