Form 10-K
period 2023-12-31
Ares Commercial Real Estate Corp
filed 2024-02-22
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price on that date of $10.15 on the New York Stock Exchange, was approximately $527,664,761. As of February 20, 2024, there were 54,422,613 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition, some of the statements in this annual report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including:

•global economic trends and economic conditions, including high inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, as well as geopolitical instability, including conflicts between Russia and Ukraine and between Israel and Hamas;

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

•our understanding of our competition;

•health pandemics or epidemics like COVID-19;

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

•actions and initiatives of the United States government or governments outside of the United States, and changes to United States government policies; and

•market trends in our industry, real estate values or the debt securities markets.

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

PART I

Item 1. Business

The following description of the business of Ares Commercial Real Estate Corporation (“ACRE”) should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2023. We refer to ACRE together with our consolidated subsidiaries as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our “Manager” or “ACREM,” and the parent company of our Manager, Ares Management Corporation, together with its consolidated subsidiaries, as “Ares Management.”

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

Direct Origination

We generally source new investments through our Manager’s national direct origination platform consisting of five offices across the United States as of December 31, 2023.

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

Ares Commercial Real Estate Management LLC and Ares Management Corporation

We are externally managed by our Manager, a subsidiary of Ares Management, pursuant to the terms of the Management Agreement. As of December 31, 2023, Ares Management had over 2,800 employees located in over 30 offices in more than 15 countries. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares Management believes each of its distinct but complementary investment groups in Credit, Private Equity, Real Assets and Secondaries is a market leader based on investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of the greater whole. Ares Management has advised us that it believes that its people and culture are the most critical strategic drivers of its success as a firm. Ares Management has also advised us that it believes creating a welcoming and inclusive work environment with opportunities for growth and development is essential to attracting and retaining a high-performance team, which is in turn necessary to drive differentiated outcomes. Ares Management believes that the unique culture, which centers upon values of collaboration, responsibility, entrepreneurialism, self-awareness and trustworthiness, makes it a preferred place for top talent at all levels to build a long-term career within the alternative asset management industry. Ares Management invests heavily in its human capital efforts, including (i) talent management, (ii) diversity, equity and inclusion, (iii) employee health and wellness, (iv) flexibility and (v) philanthropy.

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

MARKET OPPORTUNITY

In the current macroeconomic environment, many lenders are constrained by regulatory or capital requirements and increased credit losses and have de-emphasized their service and product offerings specific to commercial real estate. These factors have reduced competition and lowered overall commercial real estate transaction volume, resulting in capital providers requiring greater risk premiums for new financing commitments. Although our lending efforts are affected by this trend, including the need to preserve capital in connection with credit losses, we believe that the current market conditions will provide attractive investment opportunities for floating rate loans on well-located commercial real estate properties for well capitalized, disciplined and scaled direct lenders with broad and flexible product offerings, such as us.

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
Given current market conditions and our focus on first and senior mortgages, we currently generally expect that such leverage would not exceed, on a debt-to-equity basis, a 4.5-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we will deploy for particular investments in our target investments will depend upon our Manager’s assessment of a variety of factors, which may include, among others, our liquidity position, the anticipated liquidity and price volatility of the assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the impact of the macroeconomic environment on the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the Secured Overnight Financing Rate (“SOFR”) curve or another alternative interest index rate commonly used for floating rate loans.

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

As of December 31, 2023, we had $150.0 million outstanding under our $150.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). As of December 31, 2023, we had $105.0 million outstanding under one recourse note agreement with Capital One, National Association, as administrative agent and collateral agent, and the lender referred to therein (the “Notes Payable”). As of December 31, 2023, our outstanding balance under the Financing Agreements was $894.8 million.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Summary of Financing Agreements” included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2023.

Securitizations

In addition to Financing Agreements, we may also, to the extent available, securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitized portion of senior loans is reflected as securitization debt in our consolidated balance sheets. As of December 31, 2023, the outstanding balance of our CLO Securitizations (as defined below) was $723.9 million.

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

We formed a wholly-owned subsidiary, ACRC Lender W TRS LLC (“ACRC W TRS”), in December 2013 to issue and hold certain loans intended for sale. We formed another wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the non-investment grade notes and the preferred equity of ACRE Commercial Mortgage 2017-FL3 Ltd. (the “FL3 CLO Securitization”) and ACRE Commercial Mortgage 2021-FL4 Ltd. (the “FL4 CLO Securitization” and together with the FL3 CLO Securitization, the “CLO Securitizations”), including the portion that generates excess inclusion income. Additionally, we also formed a wholly-owned subsidiary, ACRC WM Tenant LLC (“ACRC WM”), in March 2019 in order to lease from an affiliate the hotel property classified as real estate owned, which was acquired on March 8, 2019, and subsequently sold on March 1, 2022. ACRC W TRS, FL3 TRS and ACRC WM filed elections seeking to be taxed as corporations and also filed elections, along with us, to be treated as taxable REIT subsidiaries (“TRS”). A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable United States federal, state, and local income tax on its taxable income. In addition, as a REIT, we may also be subject to a 100% excise tax on certain transactions between us and our TRS that are not conducted on an arm’s-length basis. For additional information concerning risks related to our TRS, see “Risk Factors—United States Federal Income Task Risks.”

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

In the face of this competition, we have access to our Manager’s and Ares Management’s professionals and their collective industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. These relationships enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Risk Factors—Risks Related to Our Investments—We operate in a competitive market for investment opportunities and loan originations and competition may limit our ability to originate or acquire our target investments on attractive terms” included in this annual report on Form 10-K.

AVAILABLE INFORMATION

We file with or furnish to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge on our website at www.arescre.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not deemed incorporated by reference in this annual report on Form 10-K. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

Item 1A.    Risk Factors

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that you should carefully consider before investing in our securities:

•A global economic slowdown, a recession or declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations;
•Macroeconomic conditions, including those adversely impacting office properties, have resulted in increases to our current expected credit loss reserve and could have an adverse effect on our financial results;
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
•Our failure to remain qualified as a REIT would subject us to United States federal income tax and potentially state and local tax, and could result in us facing a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders, and otherwise adversely affect our operations and the market price of our common stock;
•Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities; and
•We are subject to risks from major public health crises like COVID-19, which have affected and could again affect various aspects of our business.

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

Geopolitical instability, including the war between Russia and Ukraine and more recently the war between Israel and Hamas, actual and potential shifts in U.S. and foreign, trade, economic and other policies, and trade tensions between the United States and China, as well as other global events have created macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by persistent inflation, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and recession risk. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and if these periods are accompanied by declining real estate values, our business can be materially adversely affected.

Certain properties that secure a portion of our mortgage loan portfolio, such as those for offices, hospitality and/or residential tenants, are especially vulnerable to various macroeconomic and other pressures. Office properties, in particular, continue to experience particular headwinds driven by the increased prevalence of remote work and elevated costs to operate, improve or repurpose such properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates. Similarly, consumer behavior related to discretionary spending and traveling, including demand for hotels, may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from macroeconomic pressures. Further, with increased employer flexibility and work-from-home arrangements, current and prospective residents may be less likely to live in dense urban centers or multifamily housing. Any negative macroeconomic impact on these types of properties specifically, or the economy generally, could have a material adverse effect on our business, results of operations, financial condition and the value of our common stock.

Our investment model may be adversely affected by prolonged economic downturns or recessions where declining real estate values reduce the level of new mortgage and other real estate-related loan originations, since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Further, declining real estate values have and may continue to make it difficult for our borrowers to refinance our loans and significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to invest in, sell and securitize loans.

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

    Moreover, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating, which could cause borrowing costs to rise further, negatively impacting both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. See “Risk Factors—Risks Relating to Sources of Financing and Hedging—Our access to sources of financing may be limited and thus our ability to grow our business and to maximize our returns may be adversely affected” included in this annual report on Form 10-K.

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

Macroeconomic conditions, including those adversely impacting office properties, have resulted in increases to our current expected credit loss reserve and could have an adverse effect on our financial results.

The effects on our portfolio of loan investments described above, particularly those related to office space, have required us to increase the current expected credit loss (“CECL”) reserve in our consolidated balance sheets (“CECL Reserve” or “CECL Reserves”). Our loans held for investment are carried at cost, net of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds, however, under the CECL methodology we adopted pursuant to Accounting Standards Update No. 2016-13, we are required to estimate expected credit losses on such loans using a range of historical experience adjusted for current and future conditions. Management’s current estimate of expected credit losses increased from $71.3 million on December 31, 2022 to $163.1 million on December 31, 2023 primarily due to an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan specific factors, partially offset by shorter average remaining loan term and loan repayments during the year ended December 31, 2023. As of December 31, 2023, approximately 71% of our CECL Reserve is related to loans collateralized by office space, while 39% of our total loan portfolio based on outstanding principal balance of loans held for investment is related to loans collateralized by office space. If there is a further deterioration of credit in our existing loan portfolio secured by office properties, as a result of increased vacancy rates, volatility or liquidity, we may need to further increase our CECL Reserve to account for such conditions.

In addition, the CECL Reserve takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on our loans held for investment, unless we determine that a specific reserve is warranted for a select asset. If macroeconomic conditions worsen, we may need to continue to increase our CECL Reserve, which would impact our financial results.

Moreover, we estimate our CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data as well as significant judgment with respect to various factors. In connection with estimating our CECL Reserve in 2023, we utilized macroeconomic data that reflects weak economic growth in the near term given current macroeconomic conditions. However, the actual financial impact on the Company of the current environment is highly uncertain. If the data or judgments we have used to estimate our CECL Reserve are inaccurate or inadequate, we may be required to increase our CECL Reserve in future periods or may suffer more losses than those accounted for under our CECL Reserve.

High interest rates could adversely impact our financial condition.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the United States Federal Reserve (the “Federal Reserve”), which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. In an effort to combat rising inflation levels, the Federal Reserve steadily began increasing the target federal funds rate in the first quarter of 2022 and continued to do so through July of 2023. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which may have a significant impact on our financial condition.

Even though we have benefited from rising interest rates with 97.1% of our investments consisting of floating rate loans as of December 31, 2023, the additional debt service payments due from our borrowers as a result of significant increases in interest rates may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default. In addition, our interest income and expense will generally change directionally with index rates. The impact of rising interest rates may be mitigated by certain hedging transactions that our borrowers may enter into or that we have entered into or may enter into in the future. If interest rates continue increasing and neither we, nor our borrowers, are able to mitigate any potential negative effects, we could experience a decrease in net income or incur a net loss, which could adversely affect our liquidity and results of operations. If interest rates on our loan investments were to decrease, we will receive less income from such loans, which could decrease our net income and materially impact our business. See “Risk Factors—Risks Related to Our Business—Fluctuations in interest rates and credit spreads could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments” below.

The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have an adverse impact on our financial performance and results of operations.

Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have substantially eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases may continue to impact many industries, including the collateral underlying certain of our loans. These long-term macroeconomic effects may have an adverse impact on our portfolio which includes loans collateralized by office, hotel, and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionally affect certain asset classes and geographic areas. For example, many businesses increasingly permit employees to work from home and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which could have a longer-term impact on the demand for both office space and hotel rooms for business travel, which could adversely affect our investments in assets secured by office or hotel properties. While we believe the principal amount of our loans are generally adequately protected by underlying property value, there can be no assurance that we will recoup the entire principal amount of certain investments.

The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.

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

United States regulators elected to implement substantially all of the Basel III standards adopted by the Basel Committee on Banking Supervision several years ago in response to various financial crises and the volatility of financial markets. As of 2019, financial institutions are required to fully comply with the Basel III standards, which increased capital requirements for, and placed constraints on, the financial institutions from which we borrow. In January 2018, United States regulators implemented rules requiring enhanced supplementary leverage ratio standards, which impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the United States.

In 2019, the Basel Committee published further revised capital requirements for market risk, known as Fundamental Review of the Trading Book or FRTB. On July 27, 2023, the United States federal bank regulatory agencies issued a formal FRTB proposal known as “Basel III Endgame” to implement the revised capital requirements for adoption and implementation by July 1, 2025. The proposal would revise the capital framework applicable to large banking organizations with $100 billion or more in total consolidated assets or with significant trading activity and, if finalized, would likely result in meaningfully increased capital requirements for those organizations, which, in turn, could reduce market-wide liquidity and increase financing and hedging costs. The impact of the proposal will not be fully known until after the rules are implemented by the United States federal bank regulatory agencies. However, their implementation may negatively impact our access to financing or affect the terms of our future financing arrangements.

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

Ares Management’s information systems and technology may not continue to be able to accommodate the growth of our business, and the cost of maintaining the information systems and technology, which is partially allocated to us pursuant to the Management Agreement, may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems and technology, could have a material adverse effect on our business and results of operations.

Furthermore, a disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications, human resources systems or other services used by us, our Manager, Ares Management or third parties with whom we conduct business, could have a material adverse effect on our ability to continue to operate our business without interruption. Although Ares Management has disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses as a result of such a disaster or disruption, if at all.

We, our Manager and Ares Management also rely on third-party service providers for certain aspects of our respective businesses, including for certain information systems, technology and administration of our loan portfolio and compliance matters. Any interruption or deterioration in the performance of these third parties or failures or vulnerabilities of their information systems or technology could impair the quality of our operations and could impact our reputation and adversely affect our business.

Cybersecurity risks and data security incidents may adversely affect our business or the business of our borrowers by causing a disruption to our operations or the operations of our borrowers, a compromise or corruption of our confidential, personal or other sensitive information or the confidential, personal or other sensitive information of our borrowers and/or damage to our business relationships or reputation or the business relationships or reputations of our borrowers, all of which could negatively impact the business, financial condition and operating results of us or our borrowers.

A cyber-attack is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our borrowers. A cyber-attack may be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state affiliated actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber-attacks or other security breaches. These attacks may be an intentional attack or an unintentional event, either of which, could involve gaining unauthorized access to our information systems or those of our borrowers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our Manager’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information. The result of a cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our borrowers’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third party service providers, and the information systems of our borrowers. Ares Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber-attacks, but these measures do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information, personal or other sensitive information will not be negatively impacted by such an incident. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Moreover, our systems, servers and platforms and those of our third party service providers may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our or their security measures may not detect, which could cause system interruptions, website slowdown or unavailability, delays in communication or loss of data. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third party service providers will be successful in preventing cyber-attacks or successfully mitigate their effects. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and cyber-attacks, which may further adversely affect our profitability. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

RISKS RELATED TO SOURCES OF FINANCING AND HEDGING

Fluctuations in interest rates and credit spreads could increase our financing costs, reduce our ability to generate income and increase the probability and magnitude of a loss on our investment, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures relate to the yield on our investments and the financing cost of our debt as well as interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads may affect our net interest margin, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Fluctuations in interest rates and credit spreads resulting in our interest expense exceeding interest income would result in operating losses for us. Increases in interest rates may also adversely impact our loans that contain a payment-in-kind (“PIK”) interest provision as a result of the increasing size of the loan balance that may heighten our exposure to potential losses when the loan balance becomes due at the end of the loan term. Changes in the level of interest rates and credit spreads also may affect our ability to make investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates.

To the extent that our financing costs will be determined by reference to floating rates, such as SOFR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates or widening credit spreads, our interest expense on floating rate debt increases, while any additional interest income we earn on our floating rate investments may be subject to caps or may be subject to a tighter credit spread and as a result may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments does not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates or tightening credit spreads, our interest income on floating rate investments decreases, while any decrease in the interest we are charged on our floating rate debt may be subject to floors or the interest rate costs on certain of our borrowings could be fixed at a higher floor and not compensate for such decrease in interest income or tightened credit spread. Additionally, the interest we are charged on our fixed rate debt would not change and the market value of such debt would generally increase. Any such scenario could materially and adversely affect us. In 2024, it is anticipated that the Federal Reserve will begin to cut the benchmark rates. If interest rates on our loan investments were to decrease, we will receive less income from such loans, which could decrease our net income and materially impact our business.

Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve has indicated that it may decrease interest rates in 2024. In a period of declining interest rates, our interest income on floating rate investments would generally decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

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

We borrow funds under the Financing Agreements and the CLO Securitizations. As of December 31, 2023, we had approximately $894.8 million of outstanding borrowings under the Financing Agreements and $723.9 million outstanding under the CLO Securitizations. We have and, subject to market conditions and availability, we may continue to incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

We borrow funds under the Financing Agreements. The documents that govern the Financing Agreements and our securitizations contain, and any additional lending facilities would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities, make other restricted payments, impose asset concentration limits, impact our flexibility to determine our operating policies and investment strategies. For example, certain of the Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio, fixed charge coverage ratio and loan concentration. Certain of the restrictive covenants that apply to the Financing Agreements are further described in Note 6 to our consolidated financial statements included in this annual report on Form 10-K. Deterioration of the credit of our loans in 2023 has resulted in an increase in realized losses and non-accrual loans, which impact the level of our tangible net worth, fixed charge coverage ratio and asset coverage ratio covenants. Continued deterioration of the credit of our loans may negatively impact our ability to satisfy the negative covenants and other financial and operating covenants in the Financing Agreements. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, further limit our ability to make distributions to our stockholders (subject to a minimum to maintain our status as a REIT) and enforce their interests against existing collateral. We are also subject to cross-default and acceleration provisions and, with respect to collateralized debt, the posting of additional collateral, including cash to satisfy margin calls, and foreclosure rights upon default. Further, these restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

The Financing Agreements and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt.

We borrow funds under the Financing Agreements. We anticipate that we will also utilize additional bank credit facilities or repurchase agreements (including term loans and revolving facilities) to finance our assets if they become available on acceptable terms. Such financing arrangements would involve the risk that the value of the loans or securities pledged or sold by us to the provider of the bank credit facility or repurchase agreement counterparty may decline in value, in which case the lender may require us to provide additional collateral, including cash to satisfy margin calls, or to repay all or a portion of the funds advanced. With respect to certain facilities, subject to certain conditions, our lenders retain sole discretion over the market value of loans or securities that serve as collateral for the borrowings under such facilities for purposes of determining whether we are required to pay margin to such lenders. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds or terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities and repurchase agreement financing may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

We borrow funds under various financing arrangements and our business requires a significant amount of funding capacity on an interim basis. Subject to market conditions and availability, we may incur significant additional debt through bank credit facilities (including term loans and revolving facilities that may be subject to a borrowing base), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth.

Our access to sources and availability of financing will depend upon a number of factors, over which we have little or no control, including:

•general economic or market conditions;

•the market’s view of the quality of our assets;

•the market’s perception of our growth potential;

•our current and potential future earnings and cash distributions; and

•the market price of the shares of our common stock.

From time to time, capital markets may experience periods of disruption and instability, which may also adversely affect our ability to refinance our financing arrangements. There can be no assurance that current market conditions will not worsen in the future. See “Risk Factors—Risks Related to Our Business—An economic slowdown, a recession or declines in real estate values could impair our investments and harm our operations.”

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

Lender consent rights under warehouse facilities we may utilize may limit our ability to originate or acquire assets.

In order to borrow funds to originate or acquire assets under warehouse facilities we may utilize, the lenders thereunder would have the right to approve the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to originate or acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets.

We have utilized and may continue to utilize in the future non-recourse long-term securitizations. Such structures may expose us to risks which could result in losses.

We have utilized and, if available, we may utilize in the future non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, if and when they become available. Prior to any such financing, we may seek to finance these investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to originate or acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of securitizations. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and originate or acquire sufficient eligible assets for securitizations. In addition, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit non-recourse securitizations at any particular time or may make the issuance of any such securitizations less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default, as we may have utilized recourse facilities to finance such investments. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-

term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

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

The pools of commercial loans that we may originate, securitize or acquire as asset-backed securities and for which we act as special servicer are structures commonly referred to as securitizations. As a result of the dislocation of the credit markets, and in anticipation of more extensive regulation, including regulations promulgated pursuant to the Dodd-Frank Act, the securitization industry crafted and continues to craft changes to securitization practices, including changes to representations and warranties in securitization transaction documents, new underwriting guidelines and disclosure guidelines. Pursuant to the Dodd-Frank Act, various federal agencies, including the SEC (collectively, “the agencies”) have promulgated regulations with respect to issues that affect securitizations. Pursuant to Regulation AB and other rules, issuers of registered asset-backed securities are subject to significant disclosure, review and reporting requirements. In addition, pursuant to rules adopted by the agencies, securitizers in both public and private securitization transactions are required to retain at least 5% of the risk associated with the securities, subject to certain exceptions, which we are subject to in our securitizations. These regulations, and other proposed regulations affecting securitizations, could alter the structure of securitizations in the future, pose additional risks to our participation in future securitizations or reduce or eliminate the economic incentives for participating in future securitizations, increase the costs associated with our origination, securitization or acquisition activities, or otherwise increase the risks or costs of us doing business.

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

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the counterparties to these contractual arrangements may not perform as agreed and the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

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

We use, from time to time, hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes, currency fluctuations and market volatility. These hedging instruments could include interest rate swaps, interest rate futures and options on interest rate futures, each of which is considered a “swap” under CFTC rules. We submitted a claim for relief from any registration requirements pursuant to a no-action letter issued by the CFTC for mortgage REITs. In order to qualify for relief from registration, we are restricted to using swaps within certain specific parameters, including a limitation that our annual income derived from commodity interest trading be less than 5% of our gross annual income and that the initial margin and premiums required to establish commodity interest positions be no more than 5% of the fair market value of our total assets. If we fail to comply with the applicable restrictions, our directors may be compelled to register as CPOs, or we may be required to seek other hedging instruments or techniques at increased cost to us, or that may not be as effective as the use of swaps.

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

The illiquidity of our target investments may make it difficult for us to sell such investments if the need or desire arises. Certain target investments such as senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, many of the securities we invest in will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example, as a result of margin calls, we may realize significantly less than the value at which we have previously recorded investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. Moreover, certain of our loan investments may become less liquid as a result of turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our portfolio is concentrated in a limited number of loans, which subjects us to a risk of significant loss if any of these loans default.

As of December 31, 2023 and 2022, our portfolio totaled 46 and 60 loans held for investment, respectively. The number of loans in which we are invested may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. We do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans.

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

We have in the past owned, currently own and may own in the future CRE directly as a result of a default of mortgage or other real estate related loans. Real estate investments are subject to various risks, including:

•acts of God, pandemics, earthquakes, floods and other natural disasters, which may result in uninsured losses;

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

•increases in remote working arrangements and the subsequent effect on demand for office properties;

•costs of remediation and liabilities associated with environmental conditions such as indoor mold;
•increases in costs of development and construction; and

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

•increases in interest rates, real estate tax rates and other operating expenses, including the cost of insurance;

•costs of remediation and liabilities associated with environmental conditions;

•the potential for uninsured or underinsured property losses;

•the potential for casualty or condemnation loss;

•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;

•changes in supply (resulting from the recent growth in CRE debt funds or otherwise) and demand (resulting from increases in remote working arrangements or otherwise); and

•acts of God, pandemics, terrorist attacks, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses.

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

Real property that we currently own or that we may own in the future but do not use in the ordinary course of our operations subjects us to risks particular to CRE property. We currently own a mixed-use property located in Florida that we acquired legal title to through a consensual foreclosure, and we have in the past owned, and may continue to own in the future, certain properties as a result of foreclosure of loans secured by such properties. The ownership of real estate subjects us to certain operating risks that vary in degree among different real estate asset classes, such as tenants’ failure or unwillingness to make rental payments when due, decreased demand as a result of volatility, lack of liquidity, work-from-home arrangements and online shopping alternatives or lower occupancy due to macroeconomic conditions. Additionally, tenants of properties we may own may elect to not renew their leases or to renew them for less space than they currently occupy, which could increase vacancy, place downward pressure on occupancy, rental rates and income and property valuation. All of these factors could have a material adverse effect on any income we could generate, or expenses we could incur, from the ownership of such properties.

Moreover, our ability to sell CRE is affected by public perception that lenders are inclined to accept large discounts from market value in order to quickly liquidate properties. Any material decrease in market prices may lead to CRE write-downs, with a corresponding expense in our statement of operations. Write-downs on CRE or an inability to sell CRE properties could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, the management and resolution of CRE increases our costs and requires significant commitments of time from our management and directors, which can be detrimental to the performance of their other responsibilities.

Prepayment rates may adversely affect the value of our portfolio of assets.

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. Borrowers may seek to make prepayments as a result of SOFR or other interest rate floors in our loans which could result in higher interest expense. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate CRE loans, we expect borrowers will prepay at a projected rate generating an expected yield. When borrowers prepay their loans faster than expected, the corresponding prepayments on the CRE loans may reduce the expected yield on such loans. If prepayment rates decrease in a rising interest rate environment, such as the current environment, and borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. This could have a negative impact on our results of operations. In some situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

A number of entities compete with us to make the types of investments that we seek to make and originate the types of loans that we seek to originate. Our profitability depends, in large part, on our ability to originate or acquire our target investments on attractive terms. In originating or acquiring our target investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Ares Management), commercial and investment banks, CRE service providers, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Many of our anticipated competitors are significantly larger than we are and may have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the United States Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to the yield on such assets decreasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

Risks of cost overruns and non-completion of renovation, construction and development of the properties underlying short term senior loans on properties in transition may result in significant losses.

The renovation, refurbishment, expansion, construction or development by us or a borrower under a mortgaged property involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation, refurbishment, expansion, construction or development is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

Investments in non-investment grade rated CRE loans or securities involve increased risk of loss.

Many of our investments will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the underlying properties’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. Any loss we incur as a result may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

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

Some of our portfolio investments are in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. As of December 31, 2023, we had three CRE debt security investments and one loan held for sale recorded at fair value on a recurring basis. We have not elected the fair value option for the remaining financial instruments, including loans held for investment, the Financing Agreements and securitization debt. Such financial instruments are carried at cost. For loans held for investment that are evaluated for impairment at least quarterly, we estimate the fair value of the instrument, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Commercial mortgage-backed securities pose risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.

We have commercial mortgage-backed securities (“CMBS”) and may in the future acquire CMBS in the most subordinated classes of such commercial mortgage-backed securities and collateralized loan obligations (“CLO”). In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated stockholder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover any or all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments due on the related mortgage-backed securities, we may incur significant losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality

CMBS and CLOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired, as had occurred throughout the global financial crisis.

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

During an economic downturn or recession, loans of financially troubled or operationally troubled borrowers are more likely to go into default than those of other borrowers. Loans of financially troubled borrowers and operationally troubled borrowers are less liquid and more volatile than those of companies not experiencing these difficulties. The market prices of such loans are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the loans of financially troubled borrowers and operationally troubled borrowers involves a high degree of credit and market risk.

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available. Additionally, loans with insufficient cash flow to cover debt service may be modified to include a PIK interest provision that may result in the principal balance at the end of the loan term significantly increasing which in turn increases the probability and magnitude of a loss on our investment.

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

To the extent we foreclose on properties with respect to which we have extended mortgage loans, such as the mixed-use property we acquired in September 2023 as a result of a consensual foreclosure, we may be subject to environmental liabilities arising from such foreclosed properties. Under various United States federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

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

If we foreclose on any properties underlying our investments, such as the mixed-use property we currently own, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

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

    We invest in construction loans, the interest from which could generally be qualifying income for purposes of the gross income tests applicable to REITs, provided that the loan value of the real property securing the construction loan was equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is generally the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimates of the loan values of the real property.

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

We have found and may find it necessary to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by borrowers or by other lenders or investors in the borrowers that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our mortgage or other security interests. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification of the loan or a buy-out of the loan for less than we are owed. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of borrower’s debt. Foreclosure may create a negative public perception of the collateral property, resulting in a diminution of its value. Even if we are successful in foreclosing on a mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our investment. Any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will reduce the net proceeds realized and, thus, increase the potential for loss.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may fluctuate significantly.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “ACRE.” Recently, our common stock and the global capital and credit markets have experienced increased volatility. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

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

•fluctuations in market interest rates and widening of market credit spreads, which may lead investors to demand a higher distribution yield for our common stock and could result in increased interest expenses on our debt;

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

As noted above, market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates continue to increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets affect the market value of our common stock.

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

As of December 31, 2023 and 2022, we had 54,149,225 and 54,443,983 shares of common stock outstanding, respectively.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

We may continue to issue additional restricted common stock and other equity-based awards under our Amended and Restated 2012 Equity Incentive Plan. We may continue to issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. In 2021 and 2022, we conducted a total of three registered underwritten offerings where we sold a total of 20.5 million shares and, in 2022, sold 190,369 shares under an “At the Market Stock Offering Program.” If we conduct other registered underwritten offerings or private placements of our common stock or establish a new “At the Market Stock Offering Program,” we will not be required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests in us.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

In order to qualify as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements. We currently satisfy and intend to continue to satisfy the distribution requirement through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions at a certain level has been and may continue to be adversely affected by a number of factors, including the risk factors described in this annual report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

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

The investments that we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for investors with lower risk tolerance.

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

These supermajority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The MGCL also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has adopted a resolution exempting any business combination with Ares Investments Holdings LLC, an affiliate of our Manager (“Ares Investments”), or any of its affiliates. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and Ares Investments or any of its affiliates. As a result, Ares Investments or any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

In relevant part, Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of United States Government securities and cash items) on an unconsolidated basis, or the “40% test.” The term “investment securities” as used in this annual report on Form 10-K generally includes all securities except United States Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of “investment company” under Sections 3(c)(1) or 3(c)(7) of the 1940 Act.

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

If the market value or income potential of real estate-related investments declines as a result of macroeconomic conditions, inflation, fluctuations in interest rates, prepayment rates, government actions or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

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

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of our Management Agreement expires on April 25, 2024, with automatic one-year term renewals thereafter. However, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

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

Loan Purchase from Affiliates. One or more affiliates of Ares Management may originate commercial real estate loans, which may be made available to purchase by other investment vehicles, including us and other Ares Management managed investment vehicles. From time to time, we may purchase such commercial real estate loans from affiliates of Ares Management. Although our Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by our Manager in good faith to be appropriate for us, it is possible that the interests of Ares Management could be in conflict with ours and the interests of our stockholders. Our opportunity to purchase loans from Ares Management and its affiliates may be on different and potentially less favorable economic terms than other Ares managed vehicles if our Manager deems such purchase as being otherwise in our best interests.

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

In the course of our investing activities, we will pay base management fees to our Manager and will reimburse our Manager for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than investors might achieve through direct investments. As a result of this arrangement, our Manager’s interests may be less aligned with our interests.

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

The current term of our Management Agreement expires on April 25, 2024. Thereafter, the Management Agreement automatically renews for one-year terms unless terminated upon 180 days’ written notice prior to the expiration of the current term in accordance with its terms. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our investment strategy.

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

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is defined in our Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For the years ended December 31, 2023, 2022 and 2021, $334 thousand, $3.4 million and $2.8 million of incentive fees were incurred, respectively. In evaluating investments and other management strategies, the opportunity to earn incentive fees based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

Our Manager is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the United States Government and regulators to increase the rules and regulations governing, and oversight of, the United States financial system. This activity resulted in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect our Manager’s ability to manage our business. Our Manager must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential and actual conflicts of interest. Our Manager has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if we or our Manager fail, or appear to fail, to deal appropriately with conflicts of interest, we or our Manager could be subject to government investigations, face litigation, regulatory proceedings or penalties, any of which could adversely affect our Manager’s ability to manage our business and could have a material adverse impact on our business.

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

UNITED STATES FEDERAL INCOME TAX RISKS

Our failure to remain qualified as a REIT would subject us to United States federal income tax and potentially state and local tax, and could result in us facing a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders, and otherwise adversely affect our operations and the market price of our common stock.

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

Failure of our subsidiary REIT to qualify as a REIT could adversely impact our ability to qualify as a REIT.

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

A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs, and the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. A TRS may earn income that would not be REIT-qualifying income if earned directly by a REIT. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

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
Our CLO securitizations resulted in the creation of a TMP for federal income tax purposes. Future securitizations by us or our consolidated subsidiaries could result in the creation of additional TMPs for United States federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be subject to corporate tax as a result of the characterization of the securitization as a taxable mortgage pool. However, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. As a result of owning a TMP, we could have “excess inclusion income.” Certain categories of stockholders, such as non-United States stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company (“RIC”), common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC or other pass through entity owning our common stock in record name will be subject to tax at the highest United States federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. The manner in which excess inclusion income is calculated is not clear under current law. As required by IRS guidance, we intend to make such determinations based on what we believe to be a reasonable method. However, there can be no assurance that the IRS will not challenge our method of making any such determinations. If the IRS were to disagree with any such determinations made or with the method used by us, the amount of any excess inclusion income required to be taken into account by one or more stockholders, including tax-exempt stockholders, non-United States stockholders and stockholders with net operating losses, could be significantly increased. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for United States federal income tax purposes that could not be included in any consolidated United States federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements as a REIT. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for a significant percentage of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for United States federal income tax purposes (although for taxable years beginning after December 31, 2017 and before January 1, 2026, generally stockholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations). As a result, United States stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, United States stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a United States stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-United States stockholders, we may be required to withhold United States tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

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

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common equity. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA. The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. Our TRSs operate as standalone corporations and therefore could be adversely affected by the IRA.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for United States federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, if (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, our common stock by such tax-exempt stockholder may be subject to United States federal income tax as unrelated business taxable income under the Code.

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

We expect that our business will remain subject to extensive regulation and supervision as both the scope of the laws and regulations and the intensity of regulatory supervision has generally increased in response to factors such as technological and market changes.

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

Cybersecurity risks and data security incidents may adversely affect our business or the business of our borrowers by causing a disruption to our operations or the operations of our borrowers, a compromise or corruption of our confidential, personal or other sensitive information or the confidential, personal or other sensitive information of our borrowers and/or damage to our business relationships or reputation or the business relationships or reputations of our borrowers, all of which could negatively impact the business, financial condition and operating results of us or our borrowers.

A cyber-attack is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our borrowers. A cyber-attack may be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state affiliated actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber-attacks or other security breaches. These attacks may be an intentional attack or an unintentional event, either of which, could involve gaining unauthorized access to our information systems or those of our borrowers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our Manager’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information. The result of a cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our borrowers’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third party service providers, and the information systems of our borrowers. Ares Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber-attacks, but these measures do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information, personal or other sensitive information will not be negatively impacted by such an incident. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Moreover, our systems, servers and platforms and those of our third party service providers may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our or their security measures may not detect, which could cause system interruptions, website slowdown or unavailability, delays in communication or loss of data. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third party service providers will be successful in preventing cyber-attacks or successfully mitigate their effects. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and cyber-attacks, which may further adversely affect our profitability. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

We, our Manager or its affiliates may be subject to litigation risks and may incur significant costs in connection with legal and regulatory proceedings and face liabilities and damage to our, our Manager’s or its affiliates’ reputation.

In the normal course of business, we, our Manager or its affiliates may be subject to various legal proceedings from time to time. We, our Manager and its affiliates are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us, our Manager or its affiliates. We may incur significant costs and expenses in connection with any information requests, proceedings or investigations. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. Litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses. We, our Manager or its affiliates depend, to a large extent, on our business relationships and our reputation for integrity to attract and retain investors and to pursue investment opportunities. As a result, allegations of improper conduct asserted by private litigants or regulators, regardless of whether the ultimate outcome is favorable or unfavorable to us, our Manager or its affiliates, as well as negative publicity and press speculation about us, our Manager or its affiliates or our investment activities or the investment industry in general, whether valid or not, may harm our, our Manager’s or its affiliates’ reputation, which may be damaging to our businesses. Legal proceedings or governmental investigations may adversely affect our financial results and reputation.

A major public health crisis, like the COVID-19 pandemic, could disrupt the U.S. and global economy and industries in which we operate and negatively impact us.

A major public health crisis could impact the U.S. and global economy. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis, has, and may in the future, adversely impact our business and operations. While restrictions have been lifted globally, and the World Health Organization has declared the end of the COVID-19 global health emergency, the COVID-19 pandemic contributed, and any future public health crisis could contribute, to adverse impacts on global commercial activity and the inability of our borrowers’ tenants to pay rent on their leases, or our borrowers’ inability to re-lease space that becomes vacant, which may adversely impact the ability of certain of our borrowers to meet loan covenants or to make payments on their loans on a timely basis or at all. Such volatility may also adversely affect our liquidity position as well as the ability of our borrowers to meet their obligations to us, all of which could disrupt our business and adversely materially impact our financial results.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

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

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice and there is an increasing number of state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or various stakeholders’ expectations. There is no guarantee that our corporate social responsibility practices will uniformly fit every investors’ definition of best practices for ESG considerations across geographies and investor types.

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

In addition, the SEC has also announced that it is continuing to work on proposals for mandatory disclosure of certain ESG-related matters, including with respect to corporate and fund carbon emissions, board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent company of our Manager. Ares Management’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares Management’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares Management’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares Management has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

Ares Management’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares Management prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Manager or Ares Management. Ares Management’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our Manager or Ares Management, is integrated into Ares Management’s Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares Management ERC”), as discussed below. In addition, Ares Management periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs and responding to incidents.

The Ares Management cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training, including for all of the employees of Ares Management. Ares Management’s cybersecurity training programs also include annual certification requirements for employees of Ares Management with respect to certain policies supporting the cybersecurity program including the Information Security and Electronic Communications policy, Data Protection policy and Privacy Policy. Ares Management undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares Management’s and our critical third-party vendors and other partners. Ares Management also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, our Manager or Ares Management, Ares Management has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Ares Management, including coordinating with the relevant members of our Manager. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Ares Management’s Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full Ares Management ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Ares Management, as well as to the audit committee of our board of directors and to our full board of directors, if appropriate.

Material Impact of Cybersecurity Risks

In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our borrowers by causing a disruption to our operations or the operations of our borrowers, a compromise or corruption of our confidential information or the confidential information of our borrowers and/or damage to our business relationships or the business relationships of our borrowers, all of which could negatively impact the business, financial condition and operating results of us or our borrowers.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares Management’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO is also a member of the Ares Management ERC. The Ares Management ERC is a cross-functional committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes members of Ares Management’s senior executive management, including its CEO, CFO, General Counsel, Global Chief Compliance Officer, Chief Information Officer, CISO, and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and representatives from our Manager, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigative controls, and ongoing cybersecurity efforts.

Our audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Certain members of the Ares Management ERC periodically report to our audit committee as well as our full board of directors, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Management Head of Enterprise Risk. Such reporting includes updates on Ares Management’s cybersecurity program as it impacts us, the external threat environment, and Ares Management’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our and Ares Management’s preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

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

During the year ended December 31, 2023, we acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to our acquisition date, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned and also recognized the associated assets and liabilities held at the mixed-use property.

Item 3. Legal Proceedings

From time to time, we, our executive officers, directors and our Manager, and its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our loans, and may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us or our Manager. As of December 31, 2023, we were not subject to any material pending legal proceedings.

We and our Manager are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Manager or regulatory proceedings or investigations against us or our Manager, respectively. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

COMMON STOCK

Our common stock is listed for trading on the NYSE under the symbol “ACRE.” On February 20, 2024, the closing price of our common stock, as reported on the NYSE, was $8.20 per share.

HOLDERS

As of February 20, 2024, there were 174 holders of record of our common stock, including Cede & Co, which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of shares of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. The information related to holders of our common stock was obtained through our registrar and transfer agent, based on the results of a broker search.

DISTRIBUTION POLICY

We elected to be taxed as a REIT for United States federal income tax purposes and, as such, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. This 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. For the year ended December 31, 2023, we plan to satisfy the REIT distribution requirement in part with dividends paid in 2024. For the year ended December 31, 2022, we elected to satisfy the REIT distribution requirement in part with dividends paid in 2023. Furthermore, if we distribute less than the sum of (1) 85% of our ordinary income for the calendar year, (2) 95% of our capital gain net income for the calendar year, and (3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. For the years ended December 31, 2023, 2022 and 2021, we accrued an excise tax expense (benefit) of $(73) thousand, $430 thousand and $272 thousand, respectively. Excise tax payable is included in the line item “Other liabilities” in the consolidated balance sheets included in this annual report on Form 10-K. Excise tax expense (benefit) is included in the line item “Income tax expense (benefit), including excise tax” in the consolidated statements of operations included in this annual report on Form 10-K.

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

Distributions that stockholders receive (not designated as capital gain dividends or qualified dividend income) will be taxed as ordinary income to the extent they are paid from our earnings and profits (as determined for United States federal income tax purposes), but may be eligible for a 20% deduction under section 199A of the Code. This deduction is available to non-corporate taxpayers and is applicable for tax years beginning before January 1, 2026. However, distributions that we designate as capital gain dividends generally will be taxable as long-term capital gain to our stockholders. Some portion of these distributions may not be subject to tax in the year in which they are received because depreciation expense reduces the amount of taxable income, but does not reduce cash available for distribution. The portion of our stockholders distribution that is not designated as a capital gain dividend and is in excess of our current and accumulated earnings and profits is considered a return of capital for United States federal income tax purposes and will reduce the adjusted tax basis of their investment, but not below zero, deferring such portion of their tax until their investment is sold or our company is liquidated, at which time they will be taxed at capital gain rates (subject to certain exceptions). If such portion of our stockholders distribution exceeds the adjusted tax basis of their investment, such excess will be treated as capital gain if they hold their shares of common stock as a capital asset for United States federal income tax purposes. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Please note that each stockholder’s tax considerations are different, and therefore, our stockholders should consult with their own tax advisors and financial planners prior to making an investment in our shares.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUERS PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) ($ in thousands)
October 1, 2023 to October 31, 2023	—	$—	—	$50,000
November 1, 2023 to November 30, 2023	—	—	—	50,000
December 1, 2023 to December 31, 2023	—	—	—	50,000
Total	—		—
_____________________________
(1)    Represents purchase price including expenses paid.
(2)    On July 26, 2022, our board of directors approved a stock repurchase program of up to $50.0 million of our common stock, which was in effect until July 26, 2023 (the “Repurchase Program”). On July 25, 2023, our board of directors renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2024, or until the approved dollar amount has been used to repurchase shares. As of December 31, 2023, $50.0 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

Total Return Performance
Index Value
225
200
175
150
125
100
75
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Ares Commercial Real Estate Corp.
S&P 500 Index
BBG REMR Index

SOURCE:    Bloomberg
NOTES:    Assumes $100 invested on December 31, 2018 in ACRE, the S&P 500 Index and the Bloomberg Mortgage REIT Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

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

Below are significant developments during the year ended December 31, 2023 presented by quarter:

Developments During the First Quarter of 2023:

•We closed the sale of the senior mortgage loan collateralized by a residential property in California that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. We recognized a realized loss of $5.6 million as the carrying value, not including the current expected credit losses (“CECL”) reserve, exceeded the sale price of the loan.
•We entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $27.4 million, which was collateralized by an office property located in Illinois and was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the January 2023 maturity date. The sale closed in April 2023. We did not recognize any unrealized gain or loss upon reclassifying the loan to held for sale as the carrying value was equal to fair value as determined by the agreed upon sale price of the loan.

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
•We received a discounted payoff of the senior mortgage loan collateralized by a hotel property in Illinois in conjunction with a short sale of the hotel property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to make certain contractual reserve deposits by the May 2022 due date and due to the borrower not making its contractual interest payments due subsequent to the January 2023 interest payment date. We recognized a realized loss of $4.9 million as the carrying value, not including the CECL Reserve, exceeded the net proceeds from the payoff of the loan.
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
•We amended the master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”) to, among other things, extend the initial maturity date of the Morgan Stanley Facility to July 16, 2025, subject to one 12-month extension, which may be exercised at our option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if exercised, would extend the maturity date of the Morgan Stanley Facility to July 16, 2026.

Developments During the Fourth Quarter of 2023:

•We entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $37.9 million, which is collateralized by a mixed-use property located in California and is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the March 2023 maturity date. As of December 31, 2023, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and is carried at fair value. We recognized an unrealized loss of $995 thousand in our consolidated statements of operations upon reclassifying the loan to held for sale as the carrying value of the senior mortgage loan exceeded the fair value as determined by the estimated net proceeds available from the agreed upon sale price of the loan and loan reserves.

Trends Affecting Our Business

The year 2023 was characterized by high volatility that permeated throughout financial markets, driven by heightened inflationary pressure, high interest rates, more regulatory uncertainty and greater geopolitical risks. However, the publicly-traded equity and credit markets improved toward the end of the year for most asset classes, driven by greater stability of the U.S. banking system and resilient fundamental macroeconomic performance. While broad inflationary pressures have shown signs of moderation, the commercial real estate markets continue to be impacted by certain property specific and macroeconomic factors. Most notably, the Federal Reserve’s tightening monetary policy resulted in another year of increases in short term market rates amidst volatile interest rate expectations and more restrictive credit conditions, stemming largely from increased capital requirements for regulated lending institutions. Additionally, rising operating costs, such as property insurance, have further pressured cash flow performance across many asset classes. Collectively, these market dynamics posed challenges to commercial real estate values and transaction activity during the year. Although the Federal Reserve has signaled a potential decrease in interest rates in 2024, there is no certainty with respect to this outlook or the magnitude or pace of potential decreases or even if such decreases will occur, especially if inflation begins to rebound. Office properties, in particular, continue to experience particular headwinds driven by the increased prevalence of remote work and elevated costs to operate, improve or repurpose office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates.

Offsetting some of these headwinds is the material decline in new commercial real estate development that unfolded throughout 2023 and is expected to continue into 2024. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in demand properties in the years to come. Alongside this burgeoning trend there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activity.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets, including the real estate collateralizing our investments, and the supply of, and demand for, commercial mortgage loans, CRE debt and other financial assets in the marketplace. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. Interest rates will vary according to the type of investment, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers.

Changes in Fair Value of Our Assets.  We originate CRE debt and related instruments generally to be held for investment. Loans that are held for investment are carried at cost, net of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds (the “carrying value”).

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to reduce loan carrying value depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. We may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, and as set forth below, as of December 31, 2023 and 2022, all loans held for investment were paying in accordance with their contractual terms. As of December 31, 2023, the Company had nine loans held for investment on non-accrual status with a carrying value of $399.3 million. As of December 31, 2022, the Company had three loans held for investment on non-accrual status with a carrying value of $99.1 million.

Loan balances that are deemed to be uncollectible are written off as a realized loss and are deducted from the current expected credit loss reserve. The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment. There were no write-offs during the years ended December 31, 2023, 2022 and 2021.

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

Stock Repurchase Program

On July 25, 2023, our board of directors renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2024, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. During the year ended December 31, 2023, we repurchased a total of 535,965 shares of our common stock in the open market for an aggregate purchase price of approximately $4.6 million, including expenses paid. The shares were repurchased at an average price of $8.58 per share, including expenses paid.

Loans Held for Investment Portfolio

As of December 31, 2023, our portfolio included 46 loans held for investment, excluding 167 loans that were repaid, sold, converted to real estate owned or transferred to held for sale since inception. As of December 31, 2023, the aggregate originated commitment under these loans at closing was approximately $2.4 billion and outstanding principal was $2.2 billion. During the year ended December 31, 2023, we funded approximately $215.9 million of outstanding principal, received repayments of $181.1 million of outstanding principal, sold two loans with aggregate outstanding principal of $41.5 million to third parties, converted one loan with outstanding principal of $82.9 million to real estate owned and transferred one loan to loans held for sale with outstanding principal of $37.9 million. As of December 31, 2023, 69.0% of our loans have SOFR floors, with a weighted average floor of 1.13%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, as of December 31, 2023, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2023 ($ in thousands):

	As of December 31, 2023
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,090,146	$2,118,947	7.5%	(2)	9.3%	(3)	1.1
Subordinated debt and preferred equity investments	36,378	39,098	8.1%	(2)	15.3%	(3)	1.8
Total loans held for investment portfolio	$2,126,524	$2,158,045	7.5%	(2)	9.4%	(3)	1.1
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts)

and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2023 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of December 31, 2023 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2023).

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
FASB ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”), requires us to reflect current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broad range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). Increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in our consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASC 326 is a valuation account that is deducted from the amortized cost basis of our loans held for investment in our consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in our consolidated balance sheets.

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

In certain instances, we may identify specific loans to be collateral dependent. We consider loans to be collateral dependent if both of the following criteria are met: (i) loan is expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) the borrower or sponsor is experiencing financial difficulty. The determination of whether these criteria are met for an individual loan requires the use of significant judgment and can be based on several factors subject to uncertainty.

For such loans that we determine that foreclosure of the collateral is probable, we estimate the CECL Reserve based on the difference between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans that we determine foreclosure is not probable, we apply a practical expedient to estimate the CECL Reserve using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral, including methods such as the income approach, the market approach or the direct capitalization approach. These methods require the use of key unobservable inputs, which are inherently uncertain and subjective. Determining the appropriate valuation method and selecting the appropriate key unobservable inputs and assumptions requires significant judgment and consideration of factors specific to the underlying collateral being assessed. Additionally, the key unobservable inputs and assumptions used may vary depending on the information available and market conditions as of the valuation date. As such, the fair value that is used in calculating the CECL Reserve is subject to uncertainty and any actual losses, if incurred, could differ materially from our CECL Reserve.

See Note 4 to our consolidated financial statements included in this annual report on Form 10-K for more information regarding CECL.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this annual report on Form 10-K, which describes recent accounting pronouncements that we have adopted or are currently evaluating.

RECENT DEVELOPMENTS

Our board of directors declared a regular cash dividend of $0.25 per common share for the first quarter of 2024. The first quarter 2024 dividend will be payable on April 16, 2024 to common stockholders of record as of March 28, 2024.

In January 2024, we closed the sale of the senior mortgage loan collateralized by a mixed-use property located in California that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the maturity date. As of December 31, 2023, the loan was classified as held for sale and was carried at fair value of $39.0 million, which was equal to the final sale price.

In January 2024, we amended the secured revolving funding facility with City National Bank (the “CNB Facility”) to, among other things: (1) extend the initial maturity date of the CNB Facility to March 10, 2025, subject to one 12-month extension, which may be exercised at our option if certain conditions described in the CNB Facility are met, including applicable extension fees being paid, which, if exercised, would extend the maturity date to March 10, 2026 and (2) set the interest rate on advances under the CNB Facility to a per annum rate equal to the sum of, at our option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor.

In January 2024, the mezzanine loan we hold on an office property located in New Jersey did not receive the January 2024 interest payment, which triggered an event of default under the loan agreement. As of February 20, 2024, the outstanding principal balance of the mezzanine New Jersey loan is $18.5 million.
In February 2024, the senior mortgage loan we hold on an office property located in Illinois was not repaid upon its contractual maturity, which triggered an event of default under the loan agreement. As of February 20, 2024, the outstanding principal balance of the senior Illinois loan is $56.9 million.

RESULTS OF OPERATIONS

For the years ended December 31, 2023 and 2022

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the Years Ended December 31,
	2023	2022
Total revenue	$92,926	$106,849
Total expenses	28,513	32,728
Provision for current expected credit losses	91,825	46,061
Realized losses on loans	10,499	—
Unrealized losses on loans held for sale	995	—
Gain on sale of real estate owned	—	2,197
Income (loss) before income taxes	(38,906)	30,257
Income tax expense (benefit), including excise tax	(39)	472
Net income (loss) attributable to common stockholders	$(38,867)	$29,785

The following tables set forth select details of our consolidated results of operations for the years ended December 31, 2023 and 2022 ($ in thousands):

Net Interest Margin

	For the Years Ended December 31,
	2023	2022
Interest income	$198,608	$170,171
Interest expense	(109,652)	(65,994)
Net interest margin	$88,956	$104,177
For the years ended December 31, 2023 and 2022, net interest margin was approximately $89.0 million and $104.2 million, respectively. For the years ended December 31, 2023 and 2022, interest income of $198.6 million and $170.2 million, respectively, was generated by weighted average earning assets of $2.3 billion and $2.5 billion, respectively, offset by $109.7 million and $66.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable, the Secured Term Loan, secured borrowings (described in Note 7 to our consolidated financial statements included in this annual report on Form 10-K) and securitization debt were $1.7 billion for the year ended December 31, 2023 and $1.9 billion for the year ended December 31, 2022. The decrease in net interest margin for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily relates to a decrease in our weighted average earning assets and weighted average borrowings for the year ended December 31, 2023, less benefit received from our interest rate hedging derivative contracts due to a decrease in our weighted average notional amount outstanding for the year ended December 31, 2023 and an increase in the amount of loans held for investment on non-accrual status for the year ended December 31, 2023. This was partially offset by the benefit received from the increase in SOFR rates on our loans held for investment for the year ended December 31, 2023.

Revenue From Real Estate Owned

On September 8, 2023, we acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. For the period from September 8, 2023 to December 31, 2023, revenue from real estate owned related to this property was $4.0 million. Revenues consist primarily of rental revenue from operating leases.

On March 8, 2019, we acquired legal title to a hotel property through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. For the year ended December 31, 2023, there was no revenue from real estate owned related to this property as we closed the sale of the hotel property to a third party on March 1, 2022. For the year ended December 31, 2022, revenue from real estate owned related to this property was $2.7 million. Revenues consisted of room sales, food and beverage sales and other hotel revenues. In connection with the sale of the hotel property, we provided a senior mortgage loan to the buyer of the hotel property. The initial advance funded under such loan was $30.7 million, with up to another $25.0 million of additional loan proceeds to be available for future advances to cover a portion of the anticipated property renovation plan costs, provided certain conditions are satisfied. At closing, the buyer contributed $12.9 million of equity into the purchase. Additionally, the buyer is required to fund an additional $8.7 million of equity associated with the anticipated property renovation plan costs.

Operating Expenses

	For the Years Ended December 31,
	2023	2022
Management and incentive fees to affiliate	$12,263	$14,898
Professional fees	3,054	3,350
General and administrative expenses	7,244	6,394
General and administrative expenses reimbursed to affiliate	3,434	3,777
Expenses from real estate owned	2,518	4,309
Total expenses	$28,513	$32,728

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the decrease in operating expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Related Party Expenses

For the year ended December 31, 2023, related party expenses included $12.3 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $11.9 million in management fees and $0.3 million in incentive fees. For the year ended December 31, 2023, related party expenses also included $3.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2022, related party expenses included $14.9 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $11.5 million in management fees and $3.4 million in incentive fees. For the year ended December 31, 2022, related party expenses also included $3.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The increase in management fees for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily relates to an increase in our weighted average stockholders’ equity for the year ended December 31, 2023 as a result of the public offering of 7,000,000 shares of our common stock in May 2022, which generated net proceeds of approximately $103.2 million. The decrease in incentive fees for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily relates to our Core Earnings (defined below) for the twelve months ended December 31, 2023 exceeding the 8% minimum return by a lower margin than the twelve months ended December 31, 2022. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. The decrease in allocable general and administrative expenses due to our Manager for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily relates to a decrease in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For the years ended December 31, 2023 and 2022, professional fees were $3.1 million and $3.4 million, respectively. The decrease in professional fees for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily relates to a decrease in our use of third-party professionals due to changes in transaction activity year over year. For the years ended December 31, 2023 and 2022, general and administrative expenses were $7.2 million and $6.4 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily relates to an increase in stock-based compensation expense due to restricted stock and restricted stock unit awards granted in December 2022 and after December 31, 2022.

    Expenses From Real Estate Owned

For the years ended December 31, 2023 and 2022, expenses from real estate owned was comprised of the following ($ in thousands):

	For the Years Ended December 31,
	2023	2022
Mixed-use property operating expenses	$1,215	$—
Hotel property operating expenses	—	3,631
Interest expense on note payable	—	678
Depreciation and amortization expense	1,303	—
Expenses from real estate owned	$2,518	$4,309

For the year ended December 31, 2023, mixed-use property operating expenses were $1.2 million. For the year ended December 31, 2022, there were no mixed-use property operating expenses incurred as we acquired legal title to the mixed-use property on September 8, 2023. Mixed-use property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our mixed-use property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.

For the year ended December 31, 2023, there were no hotel property operating expenses incurred as we closed the sale of the hotel property to a third party on March 1, 2022. For the year ended December 31, 2022, hotel property operating expenses were $3.6 million. Hotel property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our hotel property, including room expense, food and beverage expense and other operating expenses. Room expense included housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily included the cost of food, the cost of beverages and associated labor costs. Other operating expenses included labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, real estate taxes, insurance, utility costs and management and incentive fees paid to the hotel property manager.

Interest expense on note payable relates to the financing costs incurred for our hotel property that was classified as real estate owned. For the year ended December 31, 2023, there was no interest expense on our note payable as we repaid the note payable in conjunction with the closing of the sale of the hotel property to a third party on March 1, 2022. For the year ended December 31, 2022, interest expense on our note payable was $0.7 million.

For the year ended December 31, 2023, depreciation and amortization expense was $1.3 million and relates primarily to our mixed-use property that was acquired on September 8, 2023. For the year ended December 31, 2022, no depreciation and amortization expense was incurred as the hotel property was classified as real estate owned held for sale effective in November 2021.

Provision for Current Expected Credit Losses

For the years ended December 31, 2023 and 2022, the provision for current expected credit losses was $91.8 million and $46.1 million, respectively. The increase in the provision for current expected credit losses for both the years ended December 31, 2023 and 2022 is primarily due to an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan specific factors partially offset by shorter average remaining loan term and loan repayments during the years ended December 31, 2023 and 2022.

The CECL Reserve takes into consideration our estimates relating to the impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on our loans held for investment, unless the Company determines that a specific reserve is warranted for a select asset. Additionally, the CECL Reserve is not an indicator of what we expect our CECL Reserve would have been absent the current and potential future impacts of macroeconomic conditions.

Realized Losses on Loans

In January 2023, we closed the sale of a senior mortgage loan with outstanding principal of $14.3 million, which was collateralized by a residential property located in California, to a third party. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. For the year ended December 31, 2023, we recognized a realized loss of $5.6 million in our consolidated statements of operations upon the sale of the senior mortgage loan as the carrying value exceeded the sale price of the loan.

In September 2023, we received a discounted payoff of a senior mortgage loan with outstanding principal of $35.0 million, which was collateralized by a hotel property located in Illinois. The discounted payoff was received in conjunction with a short sale of the hotel property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to make certain contractual reserve deposits by the May 2022 due date and due to the borrower not making its contractual interest payments due subsequent to the January 2023 interest payment date. For the year ended December 31, 2023, we recognized a realized loss of $4.9 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the carrying value exceeded the net proceeds from the payoff of the loan.

Unrealized Losses on Loans Held for Sale

In December 2023, we entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $37.9 million, which is collateralized by a mixed-use property located in California. In March 2023, the senior mortgage loan was not repaid upon its contractual maturity, which triggered an event of default under the loan agreement and as of December 31, 2023, the loan remains in default. As of December 31, 2023, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and is carried at fair value in our consolidated balance sheets. We recognized an unrealized loss of $995 thousand in our consolidated statements of operations upon reclassifying the loan to held for sale as the carrying value of the senior mortgage loan exceeded fair value as determined by the agreed upon sale price of the loan and loan reserves.

Gain on Sale of Real Estate Owned

For the year ended December 31, 2022, we recognized a $2.2 million gain on the sale of the hotel property that was recognized as real estate owned as the net carrying value of the hotel property as of the March 1, 2022 sale date was lower than the net sales proceeds received by the Company.

For the years ended December 31, 2022 and 2021

The comparison of our results of operations for the fiscal years ended December 31, 2022 and 2021 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2022 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As a result of the current macroeconomic environment, borrowers may be unable to make interest and principal payments timely, including at the maturity date of the borrower’s loan. We have increased our CECL Reserve to reflect this risk. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. For example, certain of our Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio and loan concentration. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. If we experience borrower default as a result of the current macroeconomic conditions, we may not be able to negotiate modifications to our borrowings with our lenders or receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

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

Ares Management or one of its investment vehicles may originate mortgage loans. We have had and may continue to have the opportunity to purchase such loans that are determined by our Manager in good faith to be appropriate for us, depending on our available liquidity. Ares Management or one of its investment vehicles may also acquire mortgage loans from us.
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

As of February 20, 2024, we had approximately $170 million in liquidity including $95 million of unrestricted cash and $75 million of availability under our Secured Funding Agreements.

At the Market Stock Offering Program

On November 22, 2019, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), governing an “at the market offering” program having an aggregate offering price of up to $100.0 million. During the year ended December 31, 2022, we sold 190,369 shares of our common stock under the Equity Distribution Agreement at an average price of $15.33 per share. The sales generated net proceeds of approximately $2.9 million. There were no shares sold during the year ended December 31, 2023 and the “at the market offering” program is currently unavailable.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the Years Ended December 31,
	2023	2022
Net income (loss)	$(38,867)	$29,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	85,656	27,372
Net cash provided by (used in) operating activities	46,789	57,157
Net cash provided by (used in) investing activities	127,460	193,173
Net cash provided by (used in) financing activities	(205,068)	(159,667)
Change in cash and cash equivalents	$(30,819)	$90,663

During the years ended December 31, 2023 and 2022, cash and cash equivalents increased (decreased) by $(30.8) million and $90.7 million, respectively.

Operating Activities

For the years ended December 31, 2023 and 2022, net cash provided by operating activities totaled $46.8 million and $57.2 million, respectively. For the year ended December 31, 2023, adjustments to net loss related to operating activities primarily included the provision for current expected credit losses of $91.8 million, accretion of discounts, deferred loan origination fees and costs of $6.1 million, amortization of deferred financing costs of $3.9 million, change in other assets of $19.9 million and realized losses on loans of $10.5 million. For the year ended December 31, 2022, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $46.1 million, accretion of discounts, deferred loan origination fees and costs of $10.3 million, amortization of deferred financing costs of $7.1 million, change in other assets of $17.7 million and gain on sale of real estate owned of $2.2 million.

Investing Activities

For the years ended December 31, 2023 and 2022, net cash provided by investing activities totaled $127.5 million and $193.2 million, respectively. This change in net cash provided by investing activities was primarily a result of the cash received from principal collections and cost-recovery proceeds on loans held for investment and from the sale of loans held for sale exceeding the cash used for the origination and funding of loans held for investment for the year ended December 31, 2023.

Financing Activities

For the year ended December 31, 2023, net cash used in financing activities totaled $205.1 million and was primarily related to repayments of our Secured Funding Agreements of $109.1 million, repayments of debt of consolidated VIEs of $55.1 million, dividends paid of $76.0 million and repurchases of our common stock of $4.6 million, partially offset by proceeds from our Secured Funding Agreements of $43.7 million. For the year ended December 31, 2022, net cash used in financing activities totaled $159.7 million and primarily related to repayments of our Secured Funding Agreements of $402.0 million, repayments of our Notes Payable of $51.1 million, repayments of debt of consolidated VIEs of $85.9 million and dividends paid of $71.8 million, partially offset by proceeds from our Secured Funding Agreements of $267.2 million, proceeds from our Notes Payable of $105.0 million and proceeds from the sale of our common stock of $106.3 million.

For the years ended December 31, 2022 and 2021

The comparison of our cash flows for the fiscal years ended December 31, 2022 and 2021 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2022 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	December 31, 2023					December 31, 2022
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$208,540	SOFR+1.50 to 3.75%	December 15, 2025	(2)	$450,000	$270,798	Base Rate(1)+1.50 to 3.75%	December 15, 2025	(2)
Citibank Facility	325,000	221,604	SOFR+1.50 to 2.10%	January 13, 2025	(3)	325,000	236,240	Base Rate(1)+1.50 to 2.10%	January 13, 2025	(3)
CNB Facility	75,000	—	SOFR+2.65%	March 11, 2024	(4)	75,000	—	SOFR+2.65%	March 10, 2023	(4)
MetLife Facility	180,000	—	SOFR+2.50%	August 13, 2024	(5)	180,000	—	Base Rate(1)+2.10 to 2.50%	August 13, 2023	(5)
Morgan Stanley Facility	250,000	209,673	SOFR+1.60 to 3.10%	July 16, 2025	(6)	250,000	198,193	Base Rate(1)+1.50 to 3.00%	January 16, 2024	(6)
Subtotal	$1,280,000	$639,817				$1,280,000	$705,231

Notes Payable	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(7)	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(7)

Secured Term Loan	$150,000	$150,000	4.50%	November 12, 2026	(8)	$150,000	$150,000	4.50%	November 12, 2026	(8)
Total	$1,535,000	$894,817				$1,535,000	$960,231
_____________________________

(1)The base rate was LIBOR for loans pledged prior to December 31, 2021 and SOFR for loans pledged subsequent to December 31, 2021.
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
(4)In February 2023, we exercised a 12-month extension option on the CNB Facility. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K for a subsequent event related to the CNB Facility.
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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of December 31, 2023, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this annual report on Form 10-K for more information on our Financing Agreements.

Securitizations

As of December 31, 2023, the carrying amount and outstanding principal of our CLO Securitizations was $723.1 million and $723.9 million, respectively. See Note 16 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our CLO Securitizations.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations as of December 31, 2023 are described in the following table ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$208,540	$—	$208,540	$—	$—
Citibank Facility	221,604	—	221,604	—	—
CNB Facility	—	—	—	—	—
MetLife Facility	—	—	—	—	—
Morgan Stanley Facility	209,673	—	209,673	—	—
Notes Payable	105,000	—	105,000	—	—
Secured Term Loan	150,000	—	150,000	—	—
Future Loan Funding Commitments	116,539	52,237	62,752	1,550	—
Total	$1,011,356	$52,237	$957,569	$1,550	$—

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

Dividends

We elected to be taxed as a REIT for United States federal income tax purposes and, as such, anticipate annually distributing to our stockholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year and 3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, receive a credit for their share of the tax paid by such REIT, and are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

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

Interest Rate Effect on Net Income

Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day SOFR as of December 31, 2023 and (2) no change in the outstanding principal balance of our loans held for investment portfolio, available-for-sale debt securities and borrowings as of December 31, 2023 ($ in millions):

Change in 30-Day SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$2.9
Up 50 basis points	$1.5
SOFR at 0 basis points	$(3.5)

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

Prepayment and Securitizations Repayment Risk

Our net income (loss) and earnings may be affected by prepayment rates on our existing CRE loans. When we originate our CRE loans, we anticipate that we will generate an expected yield. When borrowers prepay their CRE loans faster than we expect, we may be unable to replace these CRE loans with new CRE loans that will generate yields which are as high as the prepaid CRE loans. If prepayment rates decrease in a rising interest rate environment, borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. This could have a negative impact on our results of operations. In some situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses. Additionally, principal repayment proceeds from mortgage loans in the CLO Securitizations are applied sequentially, first used to pay down the senior notes in the CLO Securitizations. We will not receive any proceeds from the repayment of loans in the CLO Securitizations until all senior notes are repaid in full.

Financing Risk

We borrow funds under our Financing Agreements to finance our target assets. The financial markets have recently encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks. We may be subject to risk arising from a default by one of several large banking institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions, and may impact the liquidity of our lenders and their willingness to provide us with borrowings to finance our target assets and other needs.

In addition, our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. For example, certain of our Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio and loan concentration. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. In addition, our CLO Securitizations contain certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the CLO Securitizations if these tests were met. Additionally, in such a case, interest income may continue to accrue for the holders of subordinate securities within the CLO Securitizations notwithstanding the cash being used to repay principal on the more senior securities. This would cause us to recognize income but not have a corresponding amount of cash available for operations or for distribution to our stockholders.

Continued weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. From time to time, capital markets may also experience periods of disruption and instability, which may adversely affect our ability to refinance our financing arrangements.

Real Estate Risk

Our real estate investments and the value of real estate owned are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; local markets with a significant exposure to the energy sector; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. High interest rates and persistent inflation have had, and continue to have, an adverse impact on industries whose properties serve as collateral for some of our portfolio investments. Similarly, increased demand for work-from-home arrangements has impacted the operations of office properties and rising operating costs, such as property insurance, have further pressured cash flow performance of commercial real estate. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, and reduce the value of properties that we own as a result of default on the underlying loan, each of which could cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

    (c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

    (d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 23, 2012, we adopted an equity incentive plan, which was amended and restated in June 2018 (as further amended, the “Amended and Restated 2012 Equity Incentive Plan”). In February 2022, our board of directors authorized, and in May 2022, our stockholders approved, the first amendment to the Amended and Restated 2012 Equity Incentive Plan, which among other things, increased the total number of shares of common stock we may grant thereunder to 2,490,000 shares. Pursuant to our Amended and Restated 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our directors, our Manager and its personnel and other eligible awardees under the plan. As of December 31, 2023, 83% of the shares reserved under our Amended and Restated 2012 Equity Incentive Plan, or a total of 2,059,791 restricted shares of our common stock, restricted stock units and/or other equity-based awards, had been granted and 17% of the shares reserved, or 430,209 shares remained available for future issuance under our Amended and Restated 2012 Equity Incentive Plan. Aside from our Amended and Restated 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our Amended and Restated 2012 Equity Incentive Plan, see Note 10 to our consolidated financial statements included in this annual report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(2)
Equity compensation plans approved by stockholders	1,062,116	$—	430,209
Equity compensation plans not approved by stockholders	—	—	—
Total	1,062,116	$—	430,209
____________________________

(1)Consists of shares to be issued upon vesting of outstanding restricted stock units, which do not have an average exercise price.
(2)The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our Amended and Restated 2012 Equity Incentive Plan.

See Note 10 included in these consolidated financial statements for our schedule of non-vested share and share equivalents.

All other information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

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

3.    Exhibits.

Exhibit Number		Exhibit Description
3.1	*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation.(1)
3.2	*	Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation.(2)
4.1	*	Description of Securities.(3)
10.1	*	Equity Distribution Agreement, dated as of November 22, 2019, by and among Ares Commercial Real Estate Corporation, Ares Commercial Real Estate Management LLC, and JMP Securities LLC and Raymond James & Associates, Inc., as Placement Agents.(4)
10.2	*	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC.(5)
10.3	*	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC.(5)
10.4	*	Amended and Restated 2012 Equity Incentive Plan.(6)#
10.5	*	First Amendment to Ares Commercial Real Estate Corporation Amended and Restated Equity Incentive Plan.(7)#
10.6	*	Form of Restricted Stock Agreement.(8)#
10.7	*	Form of Restricted Stock Agreement with officers.(6)#
10.8	*	Form of Restricted Stock Unit Award Agreement. (9)#
10.9	*	Form of Indemnification Agreement with directors and certain officers.(5)#
10.10	*	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC.(5)#
10.11	*	Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(10)
10.12	*	Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(11)
10.13	*	Amendment No. 2 to Credit Agreement dated as of July 29, 2016, by and among ACRC Lender LLC, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(12)
10.14	*	Amendment No. 3 to Credit Agreement dated as of February 26, 2016, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(13)
10.15	*	Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(14)
10.16	*	Reaffirmation and Consent to Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(14)
10.17	*	Amendment No. 5 to Credit Agreement dated as of March 2, 2017, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto.(15)

10.18	*	Amendment No. 6 to the Credit Agreement dated as of April 19, 2017, by and among, the several banks and other financial institutions and lenders from time to time party hereto, each individually as a lender and, collectively, as the lenders, and City National Bank, as administrative agent to the lenders, and ACRC Lender LLC, as the borrower.(16)
10.19	*	Amendment No. 7 to the Credit Agreement dated as of June 5, 2019, by and among, ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto.(17)
10.20	*	Amendment Number Eight to Credit Agreement and Amendment to General Continuing Guaranty, dated as of November 12, 2021, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, the lenders party thereto, and Ares Commercial Real Estate Corporation, as guarantor.(18)
10.21	*	General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.22	*	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.23	*	Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent.(10)
10.24	*	Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(19)
10.25	*	First Amendment to Master Repurchase Agreement, dated as of August 4, 2017, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(20)
10.26	*	Second Amendment to Master Repurchase Agreement, dated August 4, 2020, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer.(21)
10.27	*	Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(19)
10.28	*	Amendment to Guaranty, dated as of September 22, 2016, by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer.(22)
10.29	*	Reaffirmation of Guarantor, dated as of August 4, 2017, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(20)
10.30	*	Reaffirmation of Guarantor dated August 4, 2020, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company.(23)
10.31	*	Second Amendment to Guaranty, dated as of February 10, 2022 by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer.(24)
10.32	*	Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer.(25)
10.33	*	Omnibus Amendment To Other Transaction Documents and Reaffirmation of Guaranty, dated as of December 8, 2014, by and among ACRC Lender C LLC, ACRC Lender LLC, Ares Commercial Real Estate Corporation and Citibank, N.A.(25)
10.34	*	Second Amended and Restated Substitute Guaranty Agreement, dated as of December 13, 2018, by Ares Commercial Real Estate Corporation in favor of Citibank, N.A.(26)
10.35	*	First Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of July 24, 2019, by and among Ares Commercial Real Estate Corporation, as Guarantor, Citibank, N.A., as Buyer, and ACRC Lender C LLC, as Seller.(27)
10.36	*	Second Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of February 10, 2022, by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A., as buyer and ACRC Lender C LLC, as seller.(28)
10.37	*	First Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(12)
10.38	*	Second Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender.(29)
10.39	*	Amended and Restated Fourth Amendment to Master Repurchase Agreement dated as of December 13, 2018, among ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer.(26)
10.40	*	Fifth Amendment to Master Repurchase Agreement, dated as of November 30, 2021, by and among, ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer.(30)

10.41	*	Sixth Amendment to Master Repurchase Agreement, dated as of January 13, 2022, by and among, ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer.(31)
10.42	*	Credit and Guaranty Agreement, dated as of December 9, 2015 by and among Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors, the lenders party thereto, Highbridge Principal Strategies, LLC, as administrative agent and DBD Credit Funding LLC, as collateral agent.(32)
10.43	*	Pledge and Security Agreement, dated as of December 9, 2015 among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC, ACRC Warehouse Holdings LLC and ACRC Lender and DBD Credit Funding LLC, as collateral agent for the lenders.(32)
10.44	*	Negative Pledge Agreement, dated as of December 9, 2015 by Ares Commercial Real Estate Corporation, ACRC KA JV Investor LLC, ACRC Lender LLC, ACRC Champions Investor LLC and ACRE Capital Holdings LLC in favor of DBD Credit Funding LLC, as collateral agent for the lenders.(32)
10.45	*	First Amendment to Credit and Guaranty Agreement dated as of December 22, 2017 and is entered into by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors.(33)
10.46	*	Amended and Restated Credit and Guaranty Agreement, dated as of November 12, 2021, by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower, and ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors.(34)
10.47	*	Reaffirmation Agreement, dated as of November 12, 2021, by and among, Cortland Capital Market Services LLC, as the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors.(35)
10.48	*	Indenture dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(15)
10.49	*	First Supplemental Indenture dated as of August 16, 2017, to the Indenture, dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent.(36)
10.50	*	Amended and Restated Indenture dated as of January 11, 2019 among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as advancing agent and note administrator.(37)
10.51	*	First Supplement to Amended and Restated Indenture dated as of April 13, 2021, by and among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee.(38)
10.52	*	Mortgage Asset Purchase Agreement dated as of March 2, 2017 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.(15)
10.53	*	Second Amended and Restated Master Repurchase and Securities Contract dated as of May 1, 2017, by and among, ACRC Lender W LLC, as existing seller, ACRC Lender W TRS LLC, as new seller, and Wells Fargo Bank, National Association, as buyer.(16)
10.54	*	Reaffirmation Agreement dated as of May 1, 2017, by Ares Commercial Real Estate Corporation in favor of Wells Fargo Bank, National Association.(16)
10.55	*	Amendment Number One to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 14, 2018, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(39)
10.56	*	Amendment Number Two to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 11, 2020, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(40)
10.57	*	Third Amended and Restated Master Repurchase and Securities Contract, dated as of February 10, 2022, by and among ACRC Lender W LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller and Wells Fargo Bank, N.A., as buyer.(41)
10.58	*	Amendment No. 1 to Third Amended and Restated Master Repurchase and Securities Contract, dated as of December 14, 2022, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer.(42)

10.59	*	Mortgage Asset Purchase Agreement dated as of January 11, 2019, between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer.(37)
10.60	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, dated as of September 5, 2019, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(27)
10.61	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, dated as of December 4, 2019, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(43)
10.62	*	Ninety Day Extension of Warehouse Period for Warehouse Advance for Mortgage Loan for Crowntree Lakes, Orlando, FL, effective as of February 3, 2020, by and among ACRC Lender B LLC, as Borrower, Ares Commercial Real Estate Corporation, as Guarantor, and Bank of America, N.A., as Lender.(44)
10.63	*	Indenture dated as of January 28, 2021, among ACRE Commercial Mortgage 2021-FL4 Ltd, as issuer, ACRE Commercial Mortgage 2021-FL4 LLC, as co-issuer, ACRC Lender LLC, as advancing agent, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as note administrator.(45)
10.64	*	Mortgage Asset Purchase Agreement, dated as of January 28, 2021, between ACRC Lender LLC, as seller, and ACRE Commercial Mortgage 2021-FL4 Ltd., as issuer, and agreed and acknowledged by ACRC 2017-FL3 Holder REIT LLC.(46)
10.65	*	Amendment to Parent Guaranty and Indemnity, dated as of February 10, 2022, by and among Morgan Stanley Bank, N.A., as buyer, ACRC Lender MS LLC, as seller, and Ares Commercial Real Estate Corporation, as guarantor.(47)
10.66	*	Second Amended and Restated Guarantee Agreement, dated as of February 10, 2022 by and among Ares Commercial Real Estate Corporation, as guarantor, and Wells Fargo Bank, National Association, as buyer.(48)
10.67	*	Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of March 21, 2022, by and between ACRC Lender MS LLC, as seller, and Morgan Stanley Bank, N.A., as buyer.(49)
10.68	*	Amended and Restated Management Agreement, dated as of July 26, 2022, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation.(50)
10.69	*	Credit and Security Agreement, dated as of July 28, 2022, by and among Capital One, National Association, as administrative agent and a lender, and ACRC Lender Co LLC, as borrower.(51)
10.70	*	Guaranty of Recourse Obligations, dated as of July 28, 2022, by and among Capital One, National Association, as administrative agent, and Ares Commercial Real Estate Corporation, as guarantor.(52)
10.71	*	Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 27, 2023, by and between ACRC Lender MS LLC, as seller, and Morgan Stanley Bank, N.A., as buyer. (53)
10.72	*	Amendment Number Nine to Credit Agreement, dated as of January 31, 2024, by and among, Ares Commercial Real Estate Corporation, as guarantor, ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto. (54)
21.1		Subsidiaries of Ares Commercial Real Estate Corporation
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1		Clawback Policy. (55)
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Previously filed
#	Denotes a management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2023.

(3)	Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K (File No. 001-35517), filed on February 20, 2020.
(4)	Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 001-35517), filed on November 22, 2019.
(5)	Incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012.
(6)	Incorporated by reference to Exhibits 10.1 and 10.3, as applicable, to the Company’s Form S-8 (File No. 333-225891), filed on June 26, 2018.
(7)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A for its 2022 Annual Meeting of Stockholders (File No. 001-35517), filed on April 7, 2022
(8)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S‑1/A (File No. 333‑176841), filed on April 12, 2012.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 2, 2020.
(10)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014.
(11)	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8‑K (File No. 001‑35517), filed on July 31, 2014.
(12)	Incorporated by reference to Exhibits 10.4, 10.6, 10.8 and 10.9, as applicable, to the Company’s Form 10‑Q (File No. 001‑35517), filed on August 4, 2016.
(13)	Incorporated by reference to Exhibit 10.53 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 1, 2016.
(14)	Incorporated by reference to Exhibits 10.42 and 10.43, as applicable, to the Company’s Form 10‑K (File No. 001‑35517), filed on March 1, 2018.
(15)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017.
(16)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 7, 2019.
(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021.
(19)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 18, 2014.
(20)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on October 29, 2020.
(22)	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-35517), filed on November 3, 2016.
(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on October 29, 2020.
(24)	Incorporated by reference to Exhibit 10.62 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(25)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 12, 2014.
(26)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2018.
(27)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on November 8, 2019.
(28)	Incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 1, 2021.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 13, 2022.
(32)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2015.
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 29, 2017.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021.
(35)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021.

(36)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on November 1, 2017.
(37)	Incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 1, 2019.
(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on April 19, 2021.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 20, 2018.
(40)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2020.
(41)	Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 19, 2022.
(43)	Incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K (File No. 001-35517), filed on February 20, 2020.
(44)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on May 8, 2020.
(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 28, 2021.
(46)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on January 28, 2021.
(47)	Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(48)	Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022.
(49)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 001-35517), filed on May 3, 2022.
(50)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022.
(51)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022.
(52)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022.
(53)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on August 2, 2023.
(54)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on February 6, 2024.
(55)	Effective October 31, 2023.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Commercial Real Estate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion Ares Commercial Real Estate Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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
February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

Current expected credit losses

Description of the Matter
At December 31, 2023, the Company’s loan portfolio was $2.1 billion, the current expected credit loss reserve (“CECL” or the “CECL Reserve”) related to the outstanding loan balance was $159.9 million and the current expected credit loss reserve for unfunded loan commitments was $3.2 million, resulting in a total current expected credit loss reserve of $163.1 million. As explained in Note 4 to the consolidated financial statements, the Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for an individual loan. Additionally, the Company may identify specific loans to be collateral dependent if (i) the loan is expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) the borrower or sponsor is experiencing financial difficulty. For collateral dependent loans, the Company estimates expected losses using the difference between the collateral’s fair value and the amortized cost basis of the loan.

Auditing the CECL Reserve is highly subjective due to the judgmental nature of the model and the underlying assumptions required to estimate expected credit losses as of the balance sheet date. For example, estimating the CECL Reserve required significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) the Company’s current and future view of the macroeconomic environment and (iv) the Company’s estimate of fair value for collateral dependent loans.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the measurement of the CECL Reserve, including collateral dependent loans. This included management’s review controls over the assessment of the CECL methodology, including the factors noted above, and the review and approval process over the final determination of the CECL Reserve.

To test management’s estimate of the CECL Reserve, we performed audit procedures that included, among others, testing the completeness and accuracy of the data used. With the assistance of our valuation specialists and other professionals, we evaluated the Company’s expected credit loss methodology and the incorporation of the factors noted above, including the Company’s estimate of fair value for collateral dependent loans, by identifying key assumptions, testing the assumptions applied through comparison to internal and external sources and developing an independent estimate of fair value and/or comparing management’s estimate of fair value to market data, where applicable. We also performed sensitivity analyses and reviewed subsequent events and transactions to evaluate whether they corroborated the Company’s estimates of the CECL Reserve.

/s/Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Los Angeles, California

February 21, 2024

PART I - FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$110,459	$141,278
Loans held for investment ($892,166 and $887,662 related to consolidated VIEs, respectively)	2,126,524	2,264,008
Current expected credit loss reserve	(159,885)	(65,969)
Loans held for investment, net of current expected credit loss reserve	1,966,639	2,198,039
Loans held for sale, at fair value ($38,981 related to consolidated VIEs as of December 31, 2023)	38,981	—
Investment in available-for-sale debt securities, at fair value	28,060	27,936
Real estate owned, net	83,284	—
Other assets ($3,690 and $2,980 of interest receivable related to consolidated VIEs, respectively; $32,002 and $129,495 of other receivables related to consolidated VIEs, respectively)	52,354	155,749
Total assets	$2,279,777	$2,523,002
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$639,817	$705,231
Notes payable	104,662	104,460
Secured term loan	149,393	149,200
Collateralized loan obligation securitization debt (consolidated VIEs)	723,117	777,675
Due to affiliate	4,135	5,580
Dividends payable	18,220	19,347
Other liabilities ($2,263 and $1,913 of interest payable related to consolidated VIEs, respectively)	14,584	13,969
Total liabilities	1,653,928	1,775,462
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2023 and 2022 and 54,149,225 and 54,443,983 shares issued and outstanding at December 31, 2023 and 2022, respectively	532	537
Additional paid-in capital	812,184	812,788
Accumulated other comprehensive income	153	7,541
Accumulated earnings (deficit)	(187,020)	(73,326)
Total stockholders' equity	625,849	747,540
Total liabilities and stockholders' equity	$2,279,777	$2,523,002

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenue:
Interest income	$198,608	$170,171	$133,631
Interest expense	(109,652)	(65,994)	(50,080)
Net interest margin	88,956	104,177	83,551
Revenue from real estate owned	3,970	2,672	18,518
Total revenue	92,926	106,849	102,069
Expenses:
Management and incentive fees to affiliate	12,263	14,898	12,136
Professional fees	3,054	3,350	2,436
General and administrative expenses	7,244	6,394	4,741
General and administrative expenses reimbursed to affiliate	3,434	3,777	3,016
Expenses from real estate owned	2,518	4,309	18,548
Total expenses	28,513	32,728	40,877
Provision for current expected credit losses	91,825	46,061	10
Realized losses on loans	10,499	—	—
Unrealized losses on loans held for sale	995	—	—
Gain on sale of real estate owned	—	2,197	—
Income (loss) before income taxes	(38,906)	30,257	61,182
Income tax expense (benefit), including excise tax	(39)	472	722
Net income (loss) attributable to common stockholders	$(38,867)	$29,785	$60,460
Earnings per common share:
Basic earnings (loss) per common share	$(0.72)	$0.58	$1.43
Diluted earnings (loss) per common share	$(0.72)	$0.57	$1.42
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	54,281,998	51,679,744	42,399,613
Diluted weighted average shares of common stock outstanding	54,281,998	52,126,256	42,681,505

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net income (loss) attributable to common stockholders	$(38,867)	$29,785	$60,460
Other comprehensive income (loss):
Realized and unrealized gains (losses) on derivative financial instruments	(7,486)	4,642	2,844
Unrealized gains (losses) on available-for-sale debt securities	98	55	—
Comprehensive income (loss)	$(46,255)	$34,482	$63,304

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	33,442,332	$329	$497,803	$—	$(25,117)	$473,015
Sale of common stock	13,637,237	136	204,643	—	—	204,779
Offering costs	—	—	(436)	—	—	(436)
Stock‑based compensation	64,489	—	1,940	—	—	1,940
Other comprehensive income	—	—	—	2,844	—	2,844
Net income	—	—	—	—	60,460	60,460
Dividends declared	—	—	—	—	(63,974)	(63,974)
Balance at December 31, 2021	47,144,058	$465	$703,950	$2,844	$(28,631)	$678,628
Sale of common stock	7,190,369	72	106,195	—	—	106,267
Offering costs	—	—	(233)	—	—	(233)
Stock‑based compensation	109,556	—	2,876	—	—	2,876
Other comprehensive income	—	—	—	4,697	—	4,697
Net income	—	—	—	—	29,785	29,785
Dividends declared	—	—	—	—	(74,480)	(74,480)
Balance at December 31, 2022	54,443,983	$537	$812,788	$7,541	$(73,326)	$747,540
Stock‑based compensation	241,207	—	3,991	—	—	3,991
Repurchase and retirement of common stock	(535,965)	(5)	(4,595)	—	—	(4,600)
Other comprehensive loss	—	—	—	(7,388)	—	(7,388)
Net loss	—	—	—	—	(38,867)	(38,867)
Dividends declared	—	—	—	—	(74,827)	(74,827)
Balance at December 31, 2023	54,149,225	$532	$812,184	$153	$(187,020)	$625,849

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$(38,867)	$29,785	$60,460
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	3,899	7,096	9,895
Accretion of discounts, deferred loan origination fees and costs	(6,135)	(10,347)	(8,433)
Stock-based compensation	3,991	2,876	1,940
Depreciation and amortization of real estate owned	1,016	—	825
Provision for current expected credit losses	91,825	46,061	10
Realized losses on loans	10,499	—	—
Unrealized losses on loans held for sale	995	—	—
Amortization of derivative financial instruments	(921)	(1,029)	—
Gain on sale of real estate owned	—	(2,197)	—
Changes in operating assets and liabilities:
Other assets	(19,879)	(17,674)	(18,545)
Due to affiliate	(1,445)	1,424	1,006
Other liabilities	1,811	1,162	1,192
Net cash provided by (used in) operating activities	46,789	57,157	48,350
Investing activities:
Issuance of and fundings on loans held for investment	(199,829)	(652,720)	(1,241,996)
Principal collections and cost-recovery proceeds on loans held for investment	288,626	824,940	534,973
Proceeds from sale of loans held for sale	37,200	—	—
Receipt of origination fees	1,463	8,513	7,632
Purchases of capitalized additions to real estate owned	—	—	(144)
Proceeds from sale of real estate owned	—	38,227	—
Purchases of available-for-sale debt securities	—	(27,872)	—
Amounts received (paid) under derivative financial instruments	—	2,085	(150)
Net cash provided by (used in) investing activities	127,460	193,173	(699,685)
Financing activities:
Proceeds from secured funding agreements	43,668	267,192	970,036
Repayments of secured funding agreements	(109,082)	(402,008)	(885,541)
Proceeds from notes payable	—	105,000	15,869
Repayments of notes payable	—	(51,110)	(27,880)
Proceeds from secured term loan	—	—	90,000
Repayments of secured term loan	—	—	(50,000)
Repayments of secured borrowings	—	(22,715)	(37,500)
Payment of secured funding costs	(4,049)	(4,467)	(13,066)
Proceeds from issuance of debt of consolidated VIEs	—	—	540,471
Repayments of debt of consolidated VIEs	(55,051)	(85,856)	(121,246)
Dividends paid	(75,954)	(71,807)	(58,424)
Proceeds from sale of common stock	—	106,267	204,779
Repurchase of common stock	(4,600)	—	—
Payment of offering costs	—	(163)	(324)
Net cash provided by (used in) financing activities	(205,068)	(159,667)	627,174
Change in cash and cash equivalents	(30,819)	90,663	(24,161)
Cash and cash equivalents, beginning of period	141,278	50,615	74,776
Cash and cash equivalents, end of period	$110,459	$141,278	$50,615
Supplemental Information:
Interest paid during the period	$103,717	$57,819	$40,126
Income taxes paid during the period	$375	$250	$1,406
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$18,220	$19,347	$16,674
Other receivables related to consolidated VIEs	$32,002	$129,495	$128,589
Assumption of real estate owned	$84,300	$—	$—
Assumption of other assets related to real estate owned	$353	$—	$—
Assumption of other liabilities related to real estate owned	$1,713	$—	$—
Transfer of senior mortgage loan to real estate owned	$82,940	$—	$—
See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023
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

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2023, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of December 31, 2023 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

Loans Held for Investment

The Company originates CRE debt and related instruments generally to be held for investment. Loans that are held for investment are carried at cost, net of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds (the “carrying value”). Loans are generally collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its loans held for investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

    Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to reduce loan carrying value depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

    Loan balances that are deemed to be uncollectible are written off as a realized loss and are deducted from the current expected credit loss reserve. The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment.

Current Expected Credit Losses

FASB ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”), requires the Company to reflect current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broad range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve” or “CECL Reserves”). Increases and decreases to expected credit losses impact earnings and are recorded within provision for current expected credit losses in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASC 326 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held for investment in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company’s consolidated balance sheets. See Note 4 included in these consolidated financial statements for CECL related disclosures.

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

Available-for-sale debt securities are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the debt security is placed on non-accrual status. Interest payments received on non-accrual securities may be recognized as income or applied to reduce amortized cost basis depending upon management’s judgment regarding collectability of the debt security. Non-accrual debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current.

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

Revenue Recognition

    Interest income is accrued based on the outstanding principal amount and the contractual terms of each loan or debt security. For loans held for investment, the origination fees, contractual exit fees and direct origination costs are also recognized in interest income over the initial loan term as a yield adjustment using the effective interest method. For available-for-sale debt securities, premiums or discounts are amortized or accreted into interest income as a yield adjustment using the effective interest method.

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

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and secured borrowings (described in Note 7 included in these consolidated financial statements) in net interest margin. For the years ended December 31, 2023, 2022 and 2021, interest expense is comprised of the following ($ in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Secured funding agreements	$51,670	$33,602	$16,403
Notes payable (1)	7,678	3,410	2,275
Securitization debt	50,814	29,341	20,104
Secured term loan	7,037	7,028	4,353
Secured borrowings	—	845	6,145
Other (2)	(7,547)	(8,232)	800
Interest expense	$109,652	$65,994	$50,080
____________________________
(1)    Excludes interest expense on the $28.3 million note payable, which was secured by a hotel property that was recognized as real estate owned in the Company’s consolidated balance sheet until its sale in March 2022 (see Note 6 included in these consolidated financial statements for additional information on the note payable). Interest expense on the $28.3 million note payable is included within expenses from real estate owned in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021.
(2)    Represents the net interest expense recognized from the Company’s derivative financial instruments upon periodic settlement.
Income Taxes

The Company has elected and qualified for taxation as a REIT commencing with its taxable year ended December 31, 2012. As a result of the Company’s REIT qualification and its distribution policy, the Company does not generally pay United States federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distributes annually to its stockholders at least 90% of the Company’s REIT taxable income prior to the deduction for dividends paid. To the extent that the Company distributes less than 100% of its REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), the Company will pay tax at regular corporate rates on that undistributed portion. Furthermore, if the Company distributes less than the sum of (i) 85% of its ordinary income for the calendar year, (ii) 95% of its capital gain net income for the calendar year, and (iii) any undistributed shortfall from its prior calendar year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. The 90% distribution requirement does not require the distribution of net capital gains. However, if the Company elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, receive a credit for their share of the tax paid by such REIT, and are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that the Company’s estimated current year taxable income will be in excess of estimated dividend distributions (including capital gain dividend) for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item income tax expense (benefit), including excise tax in the consolidated statements of operations included in this annual report on Form 10-K.

The Company formed a wholly-owned subsidiary, ACRC Lender W TRS LLC (“ACRC W TRS”), in December 2013 in order to issue and hold certain loans intended for sale. The Company also formed a wholly-owned subsidiary, ACRC 2017-

FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the CLO Securitizations (as defined below), including the portion that generates excess inclusion income. Additionally, the Company also formed a wholly-owned subsidiary, ACRC WM Tenant LLC (“ACRC WM”), in March 2019 in order to lease the hotel property classified as real estate owned, which was acquired on March 8, 2019. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary (“TRS”) elections were made with respect to ACRC W TRS, FL3 TRS and ACRC WM. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable United States federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company’s GAAP consolidated earnings recognized by ACRC W TRS, FL3 TRS and ACRC WM. The income tax provision is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in this annual report on Form 10-K.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2023 and 2022, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. ACRC W TRS, FL3 TRS and ACRC WM recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Comprehensive Income

Comprehensive income consists of net income (loss) and OCI that are excluded from net income (loss).

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosure requirements to segment reporting. ASU No. 2023-07 will improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to develop more useful financial analysis and includes the following changes: (i) single segment entities must follow segment guidance, (ii) must name the title and position of the chief operating decision maker and (iii) the ability to elect more than one performance measure. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. ASU No. 2023-07 is effective beginning in annual periods after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing this guidance and determining the impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

3.   LOANS HELD FOR INVESTMENT

As of December 31, 2023, the Company’s portfolio included 46 loans held for investment, excluding 167 loans that were repaid, sold, converted to real estate owned or transferred to held for sale since inception. The aggregate originated commitment under these loans at closing was approximately $2.4 billion and outstanding principal was $2.2 billion as of December 31, 2023. During the year ended December 31, 2023, the Company funded approximately $215.9 million of outstanding principal, received repayments of $181.1 million of outstanding principal, sold two loans with aggregate outstanding principal of $41.5 million to third parties, converted one loan with outstanding principal of $82.9 million to real estate owned and transferred one loan to loans held for sale with outstanding principal of $37.9 million. As of December 31, 2023, 69.0% of the Company’s loans have Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 1.13%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31, 2023
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,090,146	$2,118,947	7.5%	(2)	9.3%	(3)	1.1
Subordinated debt and preferred equity investments	36,378	39,098	8.1%	(2)	15.3%	(3)	1.8
Total loans held for investment portfolio	$2,126,524	$2,158,045	7.5%	(2)	9.4%	(3)	1.1

	As of December 31, 2022
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,225,725	$2,243,818	8.4%	(2)	8.8%	(3)	1.3
Subordinated debt and preferred equity investments	38,283	39,003	14.0%	(2)	14.0%	(3)	2.8
Total loans held for investment portfolio	$2,264,008	$2,282,821	8.5%	(2)	8.9%	(3)	1.4
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2023 and 2022 as weighted by the total outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of December 31, 2023 and 2022 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2023 and 2022).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of December 31, 2023 is as follows ($ in millions):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$159.0	$154.0	(5)	7.6%	(5)	Mar 2025	(5)	I/O
Multifamily	NY	132.2	131.4	S+3.90%	9.7%		Jun 2025		I/O
Office	Diversified	121.9	121.9	S+3.75%	9.4%		Jan 2025	(6)	P/I	(7)
Industrial	IL	100.7	100.6	S+4.65%	10.4%		May 2024		I/O
Multifamily	TX	100.0	99.5	S+3.50%	9.7%		Jul 2025		I/O
Residential/Condo	NY	91.0	86.4	S+8.95%	—%	(8)	Apr 2024	(8)	I/O
Mixed-use	NY	76.7	76.6	S+3.75%	9.5%		Jul 2024		I/O
Residential/Condo	FL	75.0	75.0	S+5.35%	10.7%		Jul 2024	(9)	I/O
Office	NY	73.1	71.3	S+3.95%	—%	(10)	Aug 2025		I/O
Office	AZ	69.2	69.0	S+3.61%	9.4%		Oct 2024		I/O
Office	NC	68.9	68.8	S+3.65%	9.5%		Aug 2024		I/O
Office	NC	68.7	67.2	S+4.35%	—%	(11)	Mar 2024	(11)	P/I	(7)
Multifamily	TX	68.4	68.2	S+2.95%	8.7%		Dec 2024		I/O
Multifamily/Office	SC	67.0	66.9	S+3.00%	8.6%		Nov 2024		I/O
Multifamily	OH	57.0	56.5	S+3.05%	8.8%		Oct 2026		I/O
Office	IL	56.9	49.8	S+3.95%	—%	(12)	Feb 2024	(12)	I/O
Office	IL	56.0	55.7	S+4.25%	10.1%		Jan 2025		I/O
Hotel	NY	50.7	50.4	S+4.40%	10.1%		Mar 2026		I/O
Office	MA	48.7	48.2	S+3.75%	9.8%		Apr 2025		I/O
Office	GA	48.5	48.4	S+3.15%	8.8%		Dec 2024	(13)	P/I	(7)
Industrial	MA	47.5	47.2	S+2.90%	8.4%		Jun 2028		I/O
Hotel	CA	46.9	46.5	S+4.20%	10.0%		Mar 2025		I/O
Mixed-use	TX	35.3	35.3	S+3.85%	9.5%		Sep 2024		I/O
Student Housing	CA	34.0	34.0	S+3.95%	9.3%		Jan 2024	(14)	I/O
Office	CA	33.2	30.6	S+3.45%	—%	(15)	Dec 2023	(15)	I/O
Multifamily	CA	31.7	31.6	S+3.00%	8.6%		Dec 2025		I/O
Multifamily	PA	28.2	28.2	S+2.50%	7.9%		Dec 2025	(16)	I/O
Industrial	NJ	27.8	27.7	S+3.85%	9.8%		May 2024		I/O
Industrial	FL	25.5	25.4	S+3.00%	8.6%		Dec 2025		I/O
Multifamily	WA	23.1	23.0	S+3.00%	8.5%		Nov 2025		I/O
Multifamily	TX	22.8	22.8	S+2.60%	8.3%		Oct 2024		I/O
Office	CA	20.5	20.4	S+3.50%	9.1%		Nov 2025	(17)	P/I	(7)
Industrial	CA	19.6	19.1	S+3.85%	—%	(18)	Sep 2024	(18)	I/O
Student Housing	AL	19.5	19.5	S+3.95%	9.7%		May 2024		I/O
Multifamily	WA	18.8	18.8	S+3.10%	—%	(19)	Sep 2023	(19)	I/O
Self Storage	PA	18.2	18.1	S+3.00%	8.7%		Dec 2025		I/O
Self Storage	NJ	17.6	17.4	S+2.90%	9.0%		Apr 2025		I/O
Self Storage	WA	11.5	11.4	S+2.90%	9.0%		Mar 2025		I/O
Self Storage	IN	10.8	10.6	S+3.60%	9.7%		Jun 2026		I/O
Industrial	TX	10.0	10.0	S+5.35%	11.1%		Dec 2024		I/O
Self Storage	MA	7.7	7.7	S+3.00%	8.6%		Nov 2024		I/O
Self Storage	MA	6.8	6.7	S+3.00%	8.6%		Oct 2024		I/O
Industrial	TN	6.4	6.4	S+5.60%	11.3%		Nov 2024		I/O
Self Storage	NJ	5.9	5.9	S+3.00%	8.8%		Jul 2024		I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	SC	20.6	20.5	S+9.53%	15.3%		Sep 2025		I/O
Office	NJ	18.5	15.9	12.00%	—%	(20)	Jan 2026		I/O
Total/Weighted Average		$2,158.0	$2,126.5		7.5%
_________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds. For the loans held for investment that represent co-investments with other investment vehicles managed by Ares Management (see Note 14 included in these consolidated financial statements for additional information on co-investments), only the portion of Carrying Amount and Outstanding Principal held by the Company is reflected.

(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on SOFR as of December 31, 2023 or the SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2023 as weighted by the outstanding principal balance of each loan.
(3)Reflects the initial loan maturity date excluding any contractual extension options. Certain loans are subject to contractual extension options that generally vary between one and two 12-month extensions and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(4)I/O = interest only, P/I = principal and interest.
(5)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The mezzanine position of this loan, which had an outstanding principal balance of $45.1 million as of December 31, 2023, was on non-accrual status as of December 31, 2023 and therefore, the Unleveraged Effective Yield presented is for the senior position only as the mezzanine position is non-interest accruing. In March 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the Illinois loan from March 2023 to March 2025. For the year ended December 31, 2023, the Company received $1.7 million of interest payments and other fees in cash on the mezzanine position of the Illinois loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(6)In December 2023, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior diversified loan to January 2025.
(7)In April 2022, amortization began on the senior North Carolina loan, which had an outstanding principal balance of $68.7 million as of December 31, 2023. In January 2023, amortization began on the senior Georgia loan, which had an outstanding principal balance of $48.5 million as of December 31, 2023. In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $121.9 million as of December 31, 2023. In December 2023, amortization began on the senior California loan, which had an outstanding principal balance of $20.5 million as of December 31, 2023. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(8)The New York loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior and mezzanine positions each have a per annum interest rate of S + 8.95%. The senior and mezzanine loans were both on non-accrual status as of December 31, 2023 and the Unleveraged Effective Yield is not applicable. In June 2023, the Company and the borrower entered into a modification agreement to, among other things, modify certain construction milestones. Upon the closing of the modification agreement, the New York loan was no longer in default. In September 2023, the borrower exercised a six-month extension option in accordance with the loan agreement, which extended the maturity date on the New York loan to April 2024.
(9)In June 2023, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior Florida loan to July 2024.
(10)Loan was on non-accrual status as of December 31, 2023 and the Unleveraged Effective Yield is not applicable. For the year ended December 31, 2023, the Company received $1.4 million of interest payments in cash on the senior New York loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(11)Loan was on non-accrual status as of December 31, 2023 and the Unleveraged Effective Yield is not applicable. In March 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior North Carolina loan from March 2023 to March 2024. For the year ended December 31, 2023, the Company received $1.4 million of interest payments in cash on the senior North Carolina loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(12)Loan was on non-accrual status as of December 31, 2023 and the Unleveraged Effective Yield is not applicable. In June 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Illinois loan from June 2023 to December 2023, and in December 2023, the maturity date was further extended to February 2024. For the year ended December 31, 2023, the Company received $5.2 million of interest payments in cash on the senior Illinois loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments. See Note 17 included in these consolidated financial statements for a subsequent event related to the senior Illinois loan.
(13)In December 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Georgia loan from December 2023 to December 2024.
(14)In June 2023, the borrower exercised a six-month extension option in accordance with the loan agreement, which extended the maturity date on the senior California loan to January 2024.

(15)Loan was on non-accrual status as of December 31, 2023 and the Unleveraged Effective Yield is not applicable. In March 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan from March 2023 to November 2023, and in November 2023, the maturity date was further extended to December 2023. As of December 31, 2023, the senior California loan, which is collateralized by an office property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. For the year ended December 31, 2023, the Company received $2.5 million of interest payments in cash on the senior California loan that was recognized as a reduction to the carrying value of the loan. The Company is in the process of a foreclosure of the property with legal title of the property expected to be acquired in the second quarter of 2024. Once legal title of the property is acquired, the Company will derecognize the senior California loan and recognize the office property as real estate owned.
(16)In December 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, reduce the interest rate on the senior Pennsylvania loan from S+4.00% to S+2.50% and extend the maturity date from December 2023 to December 2025.
(17)In November 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan from November 2023 to November 2025.
(18)Loan was on non-accrual status as of December 31, 2023 and the Unleveraged Effective Yield is not applicable. In February 2023, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan from March 2023 to September 2024. For the year ended December 31, 2023, the Company received $374 thousand of interest payments in cash on the senior California loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(19)Loan was on non-accrual status as of December 31, 2023 and the Unleveraged Effective Yield is not applicable. As of December 31, 2023, the senior Washington loan, which is collateralized by a multifamily property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the September 2023 maturity date.
(20)Loan was on non-accrual status as of December 31, 2023 and the Unleveraged Effective Yield is not applicable. For the year ended December 31, 2023, the Company received $2.1 million of interest payments in cash on the mezzanine New Jersey loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments. See Note 17 included in these consolidated financial statements for a subsequent event related to the mezzanine New Jersey loan.

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

For the year ended December 31, 2023, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2021	$2,414,383
Initial funding	578,652
Origination fees and discounts, net of costs	(9,577)
Additional funding	96,057
Amortizing payments	(4,333)
Loan payoffs	(821,513)
Origination fee and discount accretion	10,339
Balance at December 31, 2022	$2,264,008
Initial funding	114,542
Origination fees and discounts, net of costs	(1,646)
Additional funding	101,592
Amortizing payments	(16,169)
Loan payoffs (1)	(179,808)
Loans sold to third parties (2)	(41,489)
Loans transferred to held for sale (3)	(37,939)
Loan converted to real estate owned (see Note 5)	(82,676)
Origination fee and discount accretion	6,109
Balance at December 31, 2023	$2,126,524
_________________________

(1)    In September 2023, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $35.0 million, which was collateralized by a hotel property located in Illinois, in conjunction with a short sale of the hotel property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to make certain contractual reserve deposits by the May 2022 due date and due to the borrower not making its contractual interest payments due subsequent to the January 2023 interest payment date. For the year ended December 31, 2023, the Company recognized a realized loss of $4.9 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan.
(2)    In January 2023, the Company closed the sale of a senior mortgage loan with outstanding principal of $14.3 million, which was collateralized by a residential property located in California, to a third party. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2021 maturity date. For the year ended December 31, 2023, the Company recognized a realized loss of $5.6 million in the Company's consolidated statements of operations upon the sale of the senior mortgage loan as the carrying value exceeded the sale price of the loan. In addition, in April 2023, the Company closed the sale of a senior mortgage loan with outstanding principal of $27.2 million, which was collateralized by an office property located in Illinois, to a third party. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the January 2023 maturity date. The Company did not recognize any realized gain or loss in the Company’s consolidated statements of operations upon the sale of the senior mortgage loan as the carrying value was equal to the sale price of the loan.
(3)     In December 2023, the Company entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $37.9 million, which is collateralized by a mixed-use property located in California. In March 2023, the senior mortgage loan was not repaid upon its contractual maturity, which triggered an event of default under the loan agreement and as of December 31, 2023, the loan remains in default. As of December 31, 2023, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and is carried at fair value in the Company's consolidated balance sheets. The Company recognized an unrealized loss of $995 thousand in the Company's consolidated statements of operations upon reclassifying the loan to held for sale as the carrying value of the senior mortgage loan exceeded the fair value as determined by the estimated net proceeds available from the agreed upon sale price of the loan and loan reserves. See Note 17 included in these consolidated financial statements for a subsequent event related to the sale of the senior mortgage loan.

Except as described in the table above listing the Company’s loans held for investment portfolio, as of December 31, 2023, all loans held for investment were paying in accordance with their contractual terms. As of December 31, 2023, the Company had nine loans held for investment on non-accrual status with a carrying value of $399.3 million. As of December 31, 2022, the Company had three loans held for investment on non-accrual status with a carrying value of $99.1 million.

4.     CURRENT EXPECTED CREDIT LOSSES

    The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects weak economic growth in the near term given current macroeconomic conditions; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses as of December 31, 2023 increased compared to the current estimate of expected credit losses as of December 31, 2022 primarily due to an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan specific factors partially offset by shorter average remaining loan term and loan repayments during the year ended December 31, 2023. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specific reserve is warranted for a select asset.

In certain instances, the Company may identify specific loans to be collateral dependent. The Company considers loans to be collateral dependent if both of the following criteria are met: (i) loan is expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) the borrower or sponsor is experiencing financial difficulty. The determination of whether these criteria are met for an individual loan requires the use of significant judgment and can be based on several factors subject to uncertainty.

For such loans that the Company determines that foreclosure of the collateral is probable, the Company estimates the CECL Reserve based on the difference between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate the CECL Reserve using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral, including methods such as the income approach, the market approach or the direct capitalization approach. These methods require the use of key unobservable inputs, which are inherently uncertain and subjective. Determining the appropriate valuation method and selecting the appropriate key unobservable inputs and assumptions requires significant judgment and consideration of factors specific to the underlying collateral being assessed. Additionally, the key unobservable inputs and assumptions used may vary depending on the information available and market conditions as of the valuation date. As such, the fair value that is used in calculating the CECL Reserve is subject to uncertainty and any actual losses, if incurred, could differ materially from the CECL Reserve.

As of December 31, 2023, the Company’s CECL Reserve for its loans held for investment portfolio is $163.1 million or 717 basis points of the Company’s total loans held for investment commitment balance of $2.3 billion and is bifurcated between the CECL Reserve (contra-asset) related to outstanding balances on loans held for investment of $159.9 million and a liability for unfunded commitments of $3.2 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

During the year ended December 31, 2023, the senior mortgage loan on an office property located in Illinois with a principal balance of $56.9 million, the senior mortgage loan on an office property located in California with a principal balance of $33.2 million and the senior mortgage loan on a multifamily property located in Washington with a principal balance of $18.8 million were each downgraded to a risk rating of “5.” As of December 31, 2023, each of these loans was assessed individually and the Company elected to assign specific CECL Reserves of $39.7 million on the Illinois office loan, $14.7 million on the California office loan and $2.1 million on the Washington multifamily loan. The specific CECL Reserves for each of these loans were based on the Company’s estimate of proceeds available from the potential sale of the collateral property less the estimated costs to sell the property and the specific CECL Reserves are included in the Company’s total CECL Reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

    Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the years ended December 31, 2023 and 2022 was as follows ($ in thousands):

Balance at December 31, 2021 (1)	$23,939
Provision for current expected credit losses	42,030
Write-offs	—
Recoveries	—
Balance at December 31, 2022 (1)	$65,969
Provision for current expected credit losses	93,916
Write-offs	—
Recoveries	—
Balance at December 31, 2023 (1)	$159,885
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

    Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the years ended December 31, 2023 and 2022 was as follows ($ in thousands):

Balance at December 31, 2021 (1)	$1,308
Provision for current expected credit losses	4,031
Write-offs	—
Recoveries	—
Balance at December 31, 2022 (1)	$5,339
Provision for current expected credit losses	(2,091)
Write-offs	—
Recoveries	—
Balance at December 31, 2023 (1)	$3,248
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

    As of December 31, 2023, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Risk rating:
1	$—	$37,756	$—	$—	$—	$—	$37,756
2	103,699	11,427	264,249	—	—	54,340	433,715
3	10,616	470,254	427,214	121,907	83,649	28,191	1,141,831
4	—	86,444	71,298	153,968	86,392	15,878	413,980
5	—	—	—	18,752	30,647	49,843	99,242
Total	$114,315	$605,881	$762,761	$294,627	$200,688	$148,252	$2,126,524

Accrued Interest Receivable

    The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of December 31, 2023 and 2022, interest receivable of $13.0 million and $14.0 million, respectively, is included within other assets in the Company’s consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

5.     REAL ESTATE OWNED

On September 8, 2023, the Company acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, the Company derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. As the Company does not expect to complete a sale of the mixed-use property within the next twelve months, the mixed-use property is considered held for use, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The Company did not recognize any gain or loss on the derecognition of the senior mortgage loan as the fair value of the mixed-use property of $84.3 million and the net deficit held at the mixed-use property of $1.4 million at acquisition approximated the $82.9 million carrying value of the senior mortgage loan. Certain operating assets and liabilities of the mixed-use property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as prepaid expenses, rent receivables, straight-line rent receivables and payables and trade payables.

The following table summarizes the Company’s real estate owned as of December 31, 2023 ($ in thousands):

Land	$21,337
Buildings and improvements	52,224
In-place lease intangibles	21,276
Above-market lease intangibles	547
Below-market lease intangibles	(11,084)
Total real estate owned	84,300
Less: Accumulated depreciation and amortization	(1,016)
Real estate owned, net	$83,284

The Company did not have any real estate owned as of December 31, 2022.

As of December 31, 2023, no impairment charges have been recognized for real estate owned.

For the year ended December 31, 2023, the Company incurred net depreciation and amortization expense of $1.0 million. With the exception of amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation and amortization expense is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization related to intangible assets and liabilities for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Intangible Lease Assets and Liabilities

The weighted average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s real estate owned was 9.3 years as of the acquisition date.

The following table summarizes the Company’s intangible lease assets and liabilities that are included within real estate owned as of December 31, 2023 ($ in thousands):

	Gross	Accumulated Amortization	Net
Assets:
In-place lease intangibles	$21,276	$(767)	$20,509
Above-market lease intangibles	547	(35)	512
Liabilities:
Below-market lease intangibles	(11,084)	322	(10,762)

The following table summarizes the amortization of intangible lease assets and liabilities for the year ended December 31, 2023 ($ in thousands):

	Consolidated Statement of Operations Location	Amount
Assets:
In-place lease intangibles	Expenses from real estate owned	$767
Above-market lease intangibles	Revenue from real estate owned	(35)
Liabilities:
Below-market lease intangibles	Revenue from real estate owned	322

The following table summarizes the estimated net amortization schedule for the Company’s intangible lease assets and liabilities that are included within real estate owned as of December 31, 2023 ($ in thousands):

	In-Place	Above-Market	Below-Market
	Lease Intangibles	Lease Intangibles	Lease Intangibles
2024	$2,304	$111	$1,027
2025	2,232	91	1,027
2026	1,821	76	618
2027	1,701	51	571
2028	1,603	41	542
Thereafter	10,848	142	6,977
Total	$20,509	$512	$10,762

Future Minimum Lease Payments

The following table summarizes the future minimum contractual lease payments to be collected by the Company under non-cancelable operating leases, excluding tenant reimbursements of expenses and variable lease payments, as of December 31, 2023 ($ in thousands):

2024	$9,771
2025	9,885
2026	10,002
2027	9,903
2028	9,895
Thereafter	34,015
Total	$83,471

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

On November 8, 2021, the Company entered into a Purchase and Sale Agreement to sell the hotel property to a third party for $40.0 million and the sale closed on March 1, 2022. For the year ended December 31, 2022, the Company recognized a $2.2 million gain on the sale of the hotel property as the net carrying value of the hotel property as of the March 1, 2022 sale date was lower than the net sales proceeds received by the Company. The gain on the sale of the hotel property is included within gain on sale of real estate owned in the Company’s consolidated statements of operations. In connection with the sale of the hotel property, the Company provided a senior mortgage loan to the buyer of the hotel property. The initial advance funded under such loan was $30.7 million, with up to another $25.0 million of additional loan proceeds to be available for future advances to cover a portion of the anticipated property renovation plan costs, provided certain conditions are satisfied. At closing, the buyer contributed $12.9 million of equity into the purchase. Additionally, the buyer is required to fund an additional $8.7 million of equity associated with the anticipated property renovation plan costs.
For the year ended December 31, 2022, the Company did not incur depreciation and amortization expense related to the hotel property. For the year ended December 31, 2021, the Company incurred depreciation and amortization expense of $825 thousand related to the hotel property.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of December 31, 2023 and 2022, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	December 31, 2023			December 31, 2022
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$208,540	$450,000	(1)	$270,798	$450,000	(1)
Citibank Facility	221,604	325,000		236,240	325,000
CNB Facility	—	75,000		—	75,000
MetLife Facility	—	180,000		—	180,000
Morgan Stanley Facility	209,673	250,000		198,193	250,000
Subtotal	$639,817	$1,280,000		$705,231	$1,280,000

Notes Payable	$105,000	$105,000		$105,000	$105,000

Secured Term Loan	$150,000	$150,000		$150,000	$150,000

Total	$894,817	$1,535,000		$960,231	$1,535,000
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

The Wells Fargo Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (g) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (h) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (i) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (j) maintaining a tangible net worth of at least the sum of (1) approximately $135.5 million, plus (2) 80% of the net proceeds raised in all future equity issuances by the Company and (k) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2023, the Company was in compliance with all financial covenants of the Wells Fargo Facility.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank facility is January 13, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. Prior to the January 2022 amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility was utilized. Subsequent to the January 2022 amendment, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the year ended December 31, 2023, the Company did not incur a non-utilization fee. For the years ended December 31, 2022 and 2021, the Company incurred a non-utilization fee of $11 thousand and $598 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The Citibank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (e) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00 and (f) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its

Manager in a material respect without the prior consent of the lender. As of December 31, 2023, the Company was in compliance with all financial covenants of the Citibank Facility.

CNB Facility
    The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. In February 2023, the Company exercised a 12-month extension option on the CNB Facility to extend the maturity date to March 11, 2024. Advances under the CNB Facility accrue interest at a per annum rate equal to the sum of, at the Company’s option, either (a) SOFR (with a 0.35% floor) plus 2.65% or (b) a base rate (which is the highest of a prime rate, the federal funds rate plus 0.50%, or Daily Simple SOFR plus 1.00%) plus 1.00%; provided that in no event shall the interest rate be less than 2.65%. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the years ended December 31, 2023, 2022 and 2021, the Company incurred a non-utilization fee of $285 thousand, $284 thousand and $146 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events. The agreements governing the CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (ii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after March 12, 2014, (iii) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (iv) limitations on mergers, consolidations, transfers of assets and similar transactions and (v) maintaining its status as a REIT. As of December 31, 2023, the Company was in compliance with all financial covenants of the CNB Facility. See Note 17 included in these consolidated financial statements for a subsequent event related to the CNB Facility.

MetLife Facility

The Company is party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company may sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which are approved by MetLife in its sole discretion. In June 2023, the Company exercised a 12-month extension option on the MetLife Facility to extend the maturity date to August 13, 2024. Advances under the MetLife Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.50%, subject to certain exceptions. Unless at least 65% of the MetLife Facility is utilized, unused commitments under the MetLife Facility accrue non-utilization fees at the rate of 0.25% per annum on the average daily available balance. For the years ended December 31, 2023, 2022 and 2021, the Company incurred a non-utilization fee of $297 thousand, $247 thousand and $162 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
The MetLife Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default and (d) limitations on dispositions of assets. The agreements governing the MetLife Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (ii) maintaining a ratio of recourse debt to tangible net worth of not more than 3.00 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2013, plus 80% of the net cash proceeds raised in equity issuances by the Company after August 13, 2014, (iv) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, and (v) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the MetLife Facility, the Company may be required to repay certain amounts under the MetLife Facility. As of December 31, 2023, the Company was in compliance with all financial covenants of the MetLife Facility.
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

The Morgan Stanley Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of September 30, 2013, plus (2) 80% of the total net capital raised in all future equity issuances by the Company, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00 and (e) if certain specific debt yield and loan to value tests are not met with respect to assets on the Morgan Stanley Facility, the Company may be required to repay certain amounts under the Morgan Stanley Facility. The Morgan Stanley Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2023, the Company was in compliance with all financial covenants of the Morgan Stanley Facility.

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

In July 2022, ACRC Lender CO LLC, a wholly owned subsidiary of the Company entered into a Credit and Security Agreement with Capital One, National Association, as administrative agent and collateral agent, and the lender referred to therein. The Credit and Security Agreement provides for a $105.0 million recourse note (together with the two non-recourse note agreements discussed above, the “Notes Payable”). The $105.0 million note is secured by a $133.0 million senior mortgage loan held by the Company on a multifamily property located in New York and is fully and unconditionally guaranteed by the Company pursuant to a Guaranty of Recourse Obligation. The initial maturity date of the $105.0 million note is July 28, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to July 28, 2027. The $105.0 million note accrues interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.00%. As of December 31, 2023, the total outstanding principal balance of the note was $105.0 million.

The $105.0 million note contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, including the following: (a) maintaining tangible net worth of at least the sum of (1) 80% of the Company’s tangible net worth as of June 30, 2022, plus (2) 80% of the total net capital raised in all future equity issuances by the Company and (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity). As of December 31, 2023, the Company was in compliance with all financial covenants of the $105.0 million note.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $150.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The maturity date of the Secured Term Loan is November 12, 2026. Advances under the Secured Term Loan are subject to the following fixed rates: (i) 4.50% per annum until May 12, 2025, (ii) after May 12, 2025 through November 12, 2025, the interest rate increases 0.125% every three months and (iii) after November 12, 2025 through November 12, 2026, the interest rate increases 0.250% every three months. As of December 31, 2023, the total outstanding principal balance of the Secured Term Loan was $150.0 million.

The total original issue discount on the Secured Term Loan was equal to 0.50% of the commitment amount and represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For both the years ended December 31, 2023 and 2022, the estimated per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 4.6%.

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

The Secured Term Loan contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing agreements, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the Secured Term Loan also impose certain covenants on the Company, including the following: (i) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.10 to 1.00, (ii) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (iii) maintaining a tangible net worth of at least 80% of the Company’s net worth as of September 30, 2021, plus 80% of the net cash proceeds raised in subsequent equity issuances by the Company, (iv) maintaining an asset coverage ratio greater than 115%, (v) maintaining an unencumbered asset ratio greater than 125%, (vi) limitations on mergers, consolidations, transfers of assets and similar transactions, (vii) maintaining its status as a REIT and (viii) maintaining at least 65% of loans held for investment as senior commercial real estate loans, as measured by the average daily outstanding principal balance of all loans held for investment during a fiscal quarter and as adjusted for non-controlling interests. As of December 31, 2023, the Company was in compliance with all financial covenants of the Secured Term Loan.

Financing Agreements Maturities

At December 31, 2023, approximate principal maturities of the Company’s Financing Agreements (excluding potential extension options) were as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	CNB Facility	MetLife Facility	Morgan Stanley Facility	Notes Payable	Secured Term Loan	Total
2024	$—	$—	$—	$—	$—	$—	$—	$—
2025	208,540	221,604	—	—	209,673	105,000	—	744,817
2026	—	—	—	—	—	—	150,000	150,000
2027	—	—	—	—	—	—	—	—
2028	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
	$208,540	$221,604	$—	$—	$209,673	$105,000	$150,000	$894,817

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2023 and December 31, 2022 ($ in thousands):

As of
	December 31, 2023					December 31, 2022
Interest Rate Derivatives	Number of Instruments	Notional Amount	Rate (1)	Index	Weighted Average Maturity (Years)	Number of Instruments	Notional Amount	Rate (1)	Index	Weighted Average Maturity (Years)
Interest rate swaps	0 (2)	—	—	—	—	1	$410,000	0.2075%	LIBOR (3)	0.4
Interest rate caps	0 (4)	—	—	—	—	0 (4)	—	—	—	—
_______________________________

(1)    Represents fixed rate for interest rate swaps and strike rate for interest rate caps.
(2)    In December 2023, the Company's interest rate swap derivative expired and its term was not extended. At the expiration date, the interest rate swap derivative had a notional amount of $30.0 million.
(3)    Subject to a 0.00% floor.
(4)    In March 2022, the Company re-calibrated its net exposure to interest rate changes by terminating its interest rate cap derivative, which had a notional amount of $170.0 million on the termination date and a strike rate of 0.50%. For the year ended December 31, 2022, the Company recognized a $2.0 million realized gain within OCI in conjunction with the termination of the interest rate cap. In accordance with ASC 815, the realized gain was recognized within current earnings over the remaining original term of the interest rate cap derivative as it was designated as an effective hedge. For the years ended December 31, 2023 and 2022, the Company recognized a realized gain of $921 thousand and $1.0 million, respectively, through a reduction in interest expense on the termination of the interest rate cap within current earnings.

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$6,565	$—	$—
____________________________

(1)    Included in other assets in the Company’s consolidated balance sheets.
(2)    Included in other liabilities in the Company’s consolidated balance sheets.

9.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2 to our consolidated financial statements, the impact of the current macroeconomic conditions on the Company’s business is uncertain. As of December 31, 2023, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions, however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

    As of December 31, 2023 and 2022, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	December 31, 2023	December 31, 2022
Total commitments	$2,274,584	$2,510,308
Less: funded commitments	(2,158,045)	(2,282,821)
Total unfunded commitments	$116,539	$227,487

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of December 31, 2023, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

10.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company offered and sold, from time to time, shares of the Company’s common stock, governing as “at the market offering” program having an aggregate offering price of up to $100.0 million. During the year ended December 31, 2022, the Company sold an aggregate of 190,369 shares of the Company’s common stock under the Equity Distribution Agreement at an average price of $15.33 per share. The sales generated net proceeds of approximately $2.9 million. During the year ended December 31, 2021, the Company sold an aggregate of 137,237 shares of the Company’s common stock under the Equity Distribution Agreement at an average price of $15.68 per share. The sales generated net proceeds of approximately $2.1 million. There were no shares sold during the year ended December 31, 2023, and the “at the market offering” program is currently unavailable.

Stock Repurchase Program

On July 26, 2022, the Company’s board of directors approved a stock repurchase program of up to $50.0 million, which was in effect until July 26, 2023 (the “Repurchase Program”). On July 25, 2023, the Company’s board of directors renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2024, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. During the year ended December 31, 2023, the Company repurchased a total of 535,965 shares of the Company’s common stock in the open market through the Repurchase Program for an aggregate purchase price of approximately $4.6 million, including expenses paid. The shares were repurchased at an average price of $8.58 per share, including expenses paid.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the year ended December 31, 2023. See “Equity Incentive Plan” below for shares issued under the Equity Incentive Plan described below.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of December 31, 2023:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2022	16,137	832,472	848,609
Granted	64,266	426,750	491,016
Vested	(46,188)	(176,941)	(223,129)
Forfeited	—	(20,165)	(20,165)
Balance at December 31, 2023	34,215	1,062,116	1,096,331

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
2024	33,798	272,404	306,202
2025	417	365,881	366,298
2026	—	281,613	281,613
2027	—	142,218	142,218
2028	—	—	—
Total	34,215	1,062,116	1,096,331

The following table summarizes the restricted stock and RSU compensation expense included within general and administrative expenses in the Company’s consolidated statements of operations, the total fair value of shares vested and the weighted average grant date fair value of the restricted stock and RSUs granted to the Company’s directors and officers and employees of the Manager for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	For the Years Ended December 31,
	2023			2022			2021
	Restricted Stock and RSU Grants			Restricted Stock and RSU Grants			Restricted Stock and RSU Grants
	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total
Compensation expense	$552	$3,439	$3,991	$399	$2,477	$2,876	$329	$1,611	$1,940
Total fair value of shares vested (1)	450	1,882	2,332	338	1,623	1,961	460	1,009	1,469
Weighted average grant date fair value	575	4,609	5,184	390	4,654	5,044	403	4,255	4,658
___________________________

(1)    Based on the closing price of the Company’s common stock on the NYSE on each vesting date.

As of December 31, 2023, 2022 and 2021, the total compensation cost related to non-vested awards not yet recognized totaled $9.0 million, $8.0 million and $6.0 million, respectively, and the weighted average period over which the non-vested awards are expected to be recognized is 2.1 years, 2.3 years and 2.3 years, respectively.

11.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the years ended December 31, 2023, 2022 and 2021 ($ in thousands, except share and per share data):

	For the Years Ended December 31,
	2023	2022	2021
Net income (loss) attributable to common stockholders	$(38,867)	$29,785	$60,460
Divided by:
Basic weighted average shares of common stock outstanding:	54,281,998	51,679,744	42,399,613
Weighted average non-vested restricted stock and RSUs (1)	—	446,512	281,892
Diluted weighted average shares of common stock outstanding:	54,281,998	52,126,256	42,681,505
Basic earnings (loss) per common share	$(0.72)	$0.58	$1.43
Diluted earnings (loss) per common share	$(0.72)	$0.57	$1.42
_______________________________

(1)    For the year ended December 31, 2023, the weighted average non-vested restricted stock and RSUs of 709,731 shares were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

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

The income tax provision for the Company and the TRSs consisted of the following for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current	$34	$42	$450
Deferred	—	—	—
Excise tax	(73)	430	272
Total income tax expense (benefit), including excise tax	$(39)	$472	$722

    For the years ended December 31, 2023, 2022 and 2021, the Company incurred an expense (benefit) of $(73) thousand, $430 thousand and $272 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of December 31, 2023, tax years 2019 through 2023 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

Loans Held for Sale

As of December 31, 2023, the Company had one loan held for sale. Loans held for sale are required to be recorded at fair value on a recurring basis in accordance with GAAP. The Company determined the fair value based on the anticipated transaction price to be received from the third party that is expected to purchase the loan. During the fourth quarter of 2023, the loan was transferred into Level 3 with a total carrying value of $39.0 million. Upon transfer, the Company recorded the loan at fair value, which resulted in the recognition of an unrealized loss of $995 thousand in the Company's consolidated statements of operations as the carrying value exceeded the fair value as determined by the anticipated transaction price for the sale of the loan.

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

As of both December 31, 2023 and 2022, the Company had three CRE debt security investments designated as available-for-sale debt securities. The following tables summarize the Company’s investments in available-for-sale debt securities as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31, 2023
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,906	$94	$154

	As of December 31, 2022
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,881	$119	$55

The fair value of available-for-sale debt securities was estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$—	$—	$—
Loans held for sale	—	—	38,981	38,981
Available-for-sale debt securities	—	28,060	—	28,060

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivatives	$—	$6,565	$—	$6,565
Available-for-sale debt securities	—	27,936	—	27,936

Financial liabilities:
Interest rate derivatives	$—	$—	$—	$—

As of December 31, 2023 and 2022, the Company did not have any nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

As of December 31, 2023, the Company did not have any financial assets or liabilities or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis. As of December 31, 2022, the Company did not have any financial assets or liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2023 and 2022, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2023		2022
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$2,126,524	$1,944,718	$2,264,008	$2,233,319
Financial liabilities:
Secured funding agreements	2	$639,817	$639,817	$705,231	$705,231
Notes payable	2	104,662	105,000	104,460	103,635
Secured term loan	3	149,393	134,024	149,200	137,571
Collateralized loan obligation securitization debt (consolidated VIEs)	2	723,117	705,033	777,675	749,242

The carrying values of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses, which are all categorized as Level 2 within the fair value hierarchy, approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Company determined the fair value of loans held for investment based on a discounted cash flow methodology (1) for risk rated “1”, “2”, or “3” loans, on a portfolio basis and (b) for risk rated “4” or “5” loans, on an asset-by-asset basis, in each case taking into consideration various factors including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and comparable selling prices in the market. The Secured Funding Agreements and Notes Payable are recorded at outstanding principal, which is the Company’s best estimate of the fair value. The Company determined the fair value of the Secured Term Loan and collateralized loan obligation (“CLO”) securitization debt based on a discounted cash flow methodology, taking into consideration various factors including discount rates, actions of other lenders and comparable market quotes and recent trades for similar products.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 10 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. On April 25, 2022, the Company and ACREM entered into an amendment to the Management Agreement to (a) exclude $2.4 million of net income associated with the sale of the real estate owned property for the three months ended March 31, 2022 and to (b) include $2.0 million of net income associated with the Company’s gain on the termination of its interest rate cap derivative for the three months ended March 31, 2022, in each case, with respect to Core Earnings for the three months ended March 31, 2022. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the years ended December 31, 2023, 2022 and 2021, the Company incurred incentive fees of $334 thousand, $3.4 million and $2.8 million, respectively.

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

The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2023, 2022 and 2021, and amounts payable to the Company’s Manager as of December 31, 2023 and 2022 ($ in thousands):

	Incurred			Payable
	For the Years Ended December 31,			As of December 31,
	2023	2022	2021	2023	2022
Affiliate Payments
Management fees	$11,929	$11,456	$9,384	$2,946	$3,026
Incentive fees	334	3,442	2,752	—	1,264
General and administrative expenses	3,434	3,777	3,016	1,154	1,232
Direct costs (1)	124	165	9	35	58
Total	$15,821	$18,840	$15,161	$4,135	$5,580
_______________________________

(1)    For the years ended December 31, 2023, 2022 and 2021, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of December 31, 2023 and 2022, the total outstanding principal balance for co-investments held by the Company was $236.7 million and $213.7 million, respectively.
Loan Purchases From Affiliate

One or more affiliates of the Company’s Manager may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase such commercial real estate loans from affiliates of the Company’s Manager. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company and provided that the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by affiliates of the Company’s Manager. In addition, from time to time, the Company may purchase loans, including participations in loans, from other Ares Management managed investment vehicles. Loans purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles for the year ended December 31, 2023.

15.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2023, 2022 and 2021 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
November 3, 2023	December 29, 2023	January 17, 2024	$0.33		$18,220
August 2, 2023	September 29, 2023	October 17, 2023	0.33		18,082
May 2, 2023	June 30, 2023	July 18, 2023	0.35	(1)	19,180
February 15, 2023	March 31, 2023	April 18, 2023	0.35	(1)	19,345
Total cash dividends declared for the year ended December 31, 2023			$1.36		$74,827

November 2, 2022	December 30, 2022	January 18, 2023	$0.35	(1)	$19,347
July 29, 2022	September 30, 2022	October 17, 2022	0.35	(1)	19,196
May 3, 2022	June 30, 2022	July 15, 2022	0.35	(1)	19,198
February 15, 2022	March 31, 2022	April 14, 2022	0.35	(1)	16,740
Total cash dividends declared for the year ended December 31, 2022			$1.40		$74,481

November 3, 2021	December 31, 2021	January 19, 2022	$0.35	(1)	$16,674
July 30, 2021	September 30, 2021	October 15, 2021	0.35	(1)	16,524
May 4, 2021	June 30, 2021	July 15, 2021	0.35	(1)	16,528
February 17, 2021	March 31, 2021	April 15, 2021	0.35	(1)	14,248
Total cash dividends declared for the year ended December 31, 2021			$1.40		$63,974
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

As of December 31, 2023, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of $526.0 million (the “FL3 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $31.0 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2022, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of approximately $429.4 million that were closed by a wholly-owned subsidiary of the Company and approximately $127.6 million of receivables related to repayments of outstanding principal on previous mortgage assets. On April 13, 2021, the FL3 Issuer and the FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024. During the reinvestment period, the Company may direct the FL3 Issuer to acquire additional mortgage assets meeting applicable reinvestment criteria using the principal repayments from the FL3 Mortgage Assets, subject to the satisfaction of certain conditions, including receipt of a Rating Agency Confirmation and investor approval of the new mortgage assets.

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

As of December 31, 2023, the FL4 Notes were collateralized by interests in a pool of 9 mortgage assets having a total principal balance of approximately $404.1 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and approximately $1.0 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2022, the FL4 Notes were collateralized by interests in a pool of 12 mortgage assets having a total principal balance of approximately $458.3 million that were closed by a wholly-owned subsidiary of the Company and approximately $1.9 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the period ending in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer may use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that meet certain acquisition criteria.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the years ended December 31, 2023 and 2022, the Company paid down $55.1 million and $85.9 million of the FL4 Offered Notes, respectively.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of December 31, 2023, the Company’s maximum risk of loss was $238.2 million, which represents the carrying value of its investments in the CLO Securitizations.

Non-consolidated VIEs

The Company evaluated its senior mortgage loan investment that is collateralized by a residential condominium property located in New York, and it was determined to be an interest in a VIE. However, the Company was not deemed to be the primary beneficiary. The Company’s exposure to the obligations of the VIE is generally limited to its investment and the Company is not obligated to provide, nor has it provided, any financial support to the VIE. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying value of its investment. As of December 31, 2023, the Company’s maximum risk of loss was $86.4 million, which represents the carrying value of its investment in the VIE.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this annual report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2023, except as disclosed below.

The Company’s board of directors declared a regular cash dividend of $0.25 per common share for the first quarter of 2024. The first quarter 2024 dividend will be payable on April 16, 2024 to common stockholders of record as of March 28, 2024.
In January 2024, the Company closed the sale of the senior mortgage loan collateralized by a mixed-use property located in California that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the maturity date. As of December 31, 2023, the loan was classified as held for sale and was carried at fair value of $39.0 million, which was equal to the final sale price.

In January 2024, the Company amended the CNB Facility to, among other things: (1) extend the initial maturity date of the CNB Facility to March 10, 2025, subject to one 12-month extension, which may be exercised at the Company's option if certain conditions described in the CNB Facility are met, including applicable extension fees being paid, which, if exercised, would extend the maturity date to March 10, 2026 and (2) set the interest rate on advances under the CNB Facility to a per annum rate equal to the sum of, at the Company's option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor.

In January 2024, the mezzanine loan held by the Company on an office property located in New Jersey did not receive the January 2024 interest payment, which triggered an event of default under the loan agreement. As of February 20, 2024, the outstanding principal balance of the mezzanine New Jersey loan is $18.5 million.

In February 2024, the senior mortgage loan held by the Company on an office property located in Illinois was not repaid upon its contractual maturity, which triggered an event of default under the loan agreement. As of February 20, 2024, the outstanding principal balance of the senior Illinois loan is $56.9 million.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated:	February 22, 2024	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Dated:	February 22, 2024	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 22, 2024	By:	/s/ Bryan Donohoe
Bryan Donohoe Chief Executive Officer (Principal Executive Officer)
Dated:	February 22, 2024	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated:	February 22, 2024	By:	/s/ William S. Benjamin
William S. Benjamin Chairman, Director
Dated:	February 22, 2024	By:	/s/ Rand S. April
Rand S. April Director
Dated:	February 22, 2024	By:	/s/ Michael J Arougheti
Michael J Arougheti Director
Dated:	February 22, 2024	By:	/s/ Caroline E. Blakely
Caroline E. Blakely Director
Dated:	February 22, 2024	By:	/s/ William L. Browning
William L. Browning Director
Dated:	February 22, 2024	By:	/s/ Edmond N. Moriarty, III
Edmond N. Moriarty, III Director
Dated:	February 22, 2024	By:	/s/ Rebecca J. Parekh
Rebecca J. Parekh Director
Dated:	February 22, 2024	By:	/s/ James E. Skinner
James E. Skinner Director