Form 10-Q
period 2024-06-30
Ares Commercial Real Estate Corp
filed 2024-08-06
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2024
Common stock, $0.01 par value	54,518,727

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

PART I - FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$70,649	$110,459
Loans held for investment ($741,218 and $892,166 related to consolidated VIEs, respectively)	1,972,551	2,126,524
Current expected credit loss reserve	(137,403)	(159,885)
Loans held for investment, net of current expected credit loss reserve	1,835,148	1,966,639
Loans held for sale ($38,981 related to consolidated VIEs as of December 31, 2023)	20,534	38,981
Investment in available-for-sale debt securities, at fair value	28,113	28,060
Real estate owned held for investment, net	81,728	83,284
Real estate owned held for sale ($14,509 related to consolidated VIEs as of June 30, 2024)	14,509	—
Other assets ($2,484 and $3,690 of interest receivable related to consolidated VIEs, respectively; $32,002 of other receivables related to consolidated VIEs as of December 31, 2023)	19,074	52,354
Total assets	$2,069,755	$2,279,777
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$625,936	$639,817
Notes payable	104,751	104,662
Secured term loan	137,409	149,393
Collateralized loan obligation securitization debt (consolidated VIEs)	588,421	723,117
Due to affiliate	4,526	4,135
Dividends payable	13,812	18,220
Other liabilities ($1,779 and $2,263 of interest payable related to consolidated VIEs, respectively)	12,637	14,584
Total liabilities	1,487,492	1,653,928
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at June 30, 2024 and December 31, 2023 and 54,518,727 and 54,149,225 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	532	532
Additional paid-in capital	814,620	812,184
Accumulated other comprehensive income	193	153
Accumulated earnings (deficit)	(233,082)	(187,020)
Total stockholders' equity	582,263	625,849
Total liabilities and stockholders' equity	$2,069,755	$2,279,777

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Interest income	$40,847	$51,941	$84,880	$101,441
Interest expense	(27,483)	(26,951)	(56,302)	(49,950)
Net interest margin	13,364	24,990	28,578	51,491
Revenue from real estate owned	3,433	—	6,910	—
Total revenue	16,797	24,990	35,488	51,491
Expenses:
Management and incentive fees to affiliate	2,692	3,334	5,460	6,344
Professional fees	757	626	1,290	1,397
General and administrative expenses	1,957	2,038	4,038	3,723
General and administrative expenses reimbursed to affiliate	1,277	1,109	2,409	1,842
Expenses from real estate owned	2,226	—	4,262	—
Total expenses	8,909	7,107	17,459	13,306
Provision for current expected credit losses	(2,374)	20,127	(24,643)	41,146
Realized losses on loans	16,387	—	62,113	5,613
Change in unrealized losses on loans held for sale	—	—	(995)	—
Income (loss) before income taxes	(6,125)	(2,244)	(18,446)	(8,574)
Income tax expense (benefit), including excise tax	—	(46)	2	64
Net income (loss) attributable to common stockholders	$(6,125)	$(2,198)	$(18,448)	$(8,638)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.11)	$(0.04)	$(0.34)	$(0.16)
Diluted earnings (loss) per common share	$(0.11)	$(0.04)	$(0.34)	$(0.16)
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	54,426,112	54,347,204	54,411,255	54,468,752
Diluted weighted average shares of common stock outstanding	54,426,112	54,347,204	54,411,255	54,468,752
Dividends declared per share of common stock	$0.25	$0.35	$0.50	$0.70

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$(6,125)	$(2,198)	$(18,448)	$(8,638)
Other comprehensive income (loss):
Realized and unrealized gains (losses) on derivative financial instruments	—	(2,099)	—	(6,576)
Unrealized gains (losses) on available-for-sale debt securities	(41)	(43)	40	22
Comprehensive income (loss)	$(6,166)	$(4,340)	$(18,408)	$(15,192)

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	54,443,983	$537	$812,788	$7,541	$(73,326)	$747,540
Stock‑based compensation	162,843	—	960	—	—	960
Other comprehensive loss	—	—	—	(4,412)	—	(4,412)
Net income (loss)	—	—	—	—	(6,439)	(6,439)
Dividends declared	—	—	—	—	(19,346)	(19,346)
Balance at March 31, 2023	54,606,826	$537	$813,748	$3,129	$(99,111)	$718,303
Offering costs	—	—	4	—	—	4
Stock‑based compensation	65,412	—	1,004	—	—	1,004
Repurchase and retirement of common stock	(535,965)	(5)	(4,595)	—	—	(4,600)
Other comprehensive loss	—	—	—	(2,142)	—	(2,142)
Net income (loss)	—	—	—	—	(2,198)	(2,198)
Dividends declared	—	—	—	—	(19,180)	(19,180)
Balance at June 30, 2023	54,136,273	$532	$810,161	$987	$(120,489)	$691,191
Stock‑based compensation	—	—	986	—	—	986
Other comprehensive loss	—	—	—	(321)	—	(321)
Net income (loss)	—	—	—	—	9,184	9,184
Dividends declared	—	—	—	—	(18,082)	(18,082)
Balance at September 30, 2023	54,136,273	$532	$811,147	$666	$(129,387)	$682,958
Offering costs	—	—	(4)	—	—	(4)
Stock‑based compensation	12,952	—	1,041	—	—	1,041
Other comprehensive loss	—	—	—	(513)	—	(513)
Net income (loss)	—	—	—	—	(39,414)	(39,414)
Dividends declared	—	—	—	—	(18,219)	(18,219)
Balance at December 31, 2023	54,149,225	$532	$812,184	$153	$(187,020)	$625,849
Stock‑based compensation	273,388	—	1,284	—	—	1,284
Other comprehensive income	—	—	—	81	—	81
Net income (loss)	—	—	—	—	(12,323)	(12,323)
Dividends declared	—	—	—	—	(13,802)	(13,802)
Balance at March 31, 2024	54,422,613	$532	$813,468	$234	$(213,145)	$601,089
Stock‑based compensation	96,114	—	1,152	—	—	1,152
Other comprehensive loss	—	—	—	(41)	—	(41)
Net income (loss)	—	—	—	—	(6,125)	(6,125)
Dividends declared	—	—	—	—	(13,812)	(13,812)
Balance at June 30, 2024	54,518,727	$532	$814,620	$193	$(233,082)	$582,263

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$(18,448)	$(8,638)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,379	1,901
Accretion of discounts, deferred loan origination fees and costs	(2,476)	(3,402)
Stock-based compensation	2,436	1,965
Depreciation and amortization of real estate owned	1,556	—
Provision for current expected credit losses	(24,643)	41,146
Realized losses on loans	62,113	5,613
Change in unrealized losses on loans held for sale	(995)	—
Amortization of derivative financial instruments	—	(723)
Changes in operating assets and liabilities:
Other assets	(1,448)	(15,707)
Due to affiliate	391	(774)
Other liabilities	(820)	1,775
Net cash provided by (used in) operating activities	20,045	23,156
Investing activities:
Issuance of and fundings on loans held for investment	(23,099)	(93,891)
Principal collections and cost-recovery proceeds on loans held for investment	117,180	145,335
Proceeds from sale of loans held for sale	38,981	37,200
Receipt of origination and other loan fees	659	658
Net cash provided by (used in) investing activities	133,721	89,302
Financing activities:
Proceeds from secured funding agreements	12,781	14,960
Repayments of secured funding agreements	(26,661)	(38,934)
Repayments of secured term loan	(10,000)	—
Payment of secured funding costs	(2,622)	(1,001)
Repayments of debt of consolidated VIEs	(135,055)	(42,865)
Dividends paid	(32,019)	(38,693)
Repurchase of common stock	—	(4,600)
Net cash provided by (used in) financing activities	(193,576)	(111,133)
Change in cash and cash equivalents	(39,810)	1,325
Cash and cash equivalents, beginning of period	110,459	141,278
Cash and cash equivalents, end of period	$70,649	$142,603
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$13,812	$19,180
Other receivables related to consolidated VIEs	$—	$87,950
Assumption of real estate owned	$14,509	$—
Assumption of other assets related to real estate owned	$993	$—
Assumption of other liabilities related to real estate owned	$1,060	$—
Transfer of senior mortgage loan to real estate owned	$30,828	$—
See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2024
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

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2024, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of June 30, 2024 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

Loans Held for Sale

Although the Company generally holds its target investments as long-term investments, the Company occasionally classifies some of its investments as held for sale if there is an intent to sell the investment prior to maturity or payoff. Investments held for sale are carried at the lower of carrying value or fair value within loans held for sale in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings.

Real Estate Owned Held for Investment

Real estate assets held for investment are carried at their estimated fair value at acquisition and are presented net of accumulated depreciation or amortization and impairment charges. The Company allocates the purchase price of acquired real estate assets held for investment based on the fair value of the acquired land, buildings and improvements, furniture, fixtures and equipment, intangible assets and intangible liabilities, as applicable.

Real estate assets held for investment are depreciated or amortized using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements, up to 15 years for furniture, fixtures and equipment and over the lease terms for intangible assets and liabilities. Renovations and/or replacements that improve or extend the life of the real estate asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred. Other than amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation or amortization expense related to real estate assets held for investment is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Real estate assets held for investment are evaluated for indicators of impairment on a quarterly basis. Factors that the Company may consider in its impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon the Company’s estimate of a capitalization rate and discount rate.

Real Estate Owned Held for Sale

The Company reviews its real estate assets, from time to time, in order to determine whether to sell such assets. Real estate assets are classified as held for sale when, in accordance with FASB ASC Topic 360, Property, Plant and Equipment, the Company commits to a plan to sell the asset, when the asset is being actively marketed for sale at a reasonable price and the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year. Real estate assets that are held for sale are carried at the lower of the asset’s carrying amount or its fair value less costs to sell.

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

    Revenue from real estate owned represents revenue associated with the operations of a mixed-use property and an office property, which are both classified as real estate owned and were acquired in September 2023 and June 2024, respectively.

Revenue from the operation of the mixed-use and office properties consists primarily of rental revenue from operating leases. For each operating lease with scheduled rent increases over the term of the lease, the Company recognizes rental revenue on a straight-line basis over the lease term when collectability of the lease payment is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur. Certain of the Company’s mixed-use and office property leases also contain provisions for tenants to reimburse the Company for property operating expenses. Such reimbursements are included in rental revenue on a gross basis. Rental revenue also includes amortization of intangible assets and liabilities related to above- and below-market leases.

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt and the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) in net interest margin. For the three and six months ended June 30, 2024 and 2023, interest expense is comprised of the following ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Secured funding agreements	$12,743	$13,081	$25,620	$25,392
Notes payable	1,997	1,904	3,996	3,663
Securitization debt	10,897	12,428	23,084	24,034
Secured term loan	1,846	1,754	3,602	3,488
Other (1)	—	(2,216)	—	(6,627)
Interest expense	$27,483	$26,951	$56,302	$49,950
______________________________
(1)    Represents the net interest expense recognized from the Company’s derivative financial instruments upon periodic settlement.
Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and OCI that are excluded from net income (loss).

3.   LOANS HELD FOR INVESTMENT

As of June 30, 2024, the Company’s portfolio included 42 loans held for investment, excluding 172 loans that were repaid, sold, converted to real estate owned or transferred to held for sale since inception. The aggregate originated commitment under these loans at closing was approximately $2.2 billion and outstanding principal was $2.0 billion as of June 30, 2024. During the six months ended June 30, 2024, the Company funded approximately $25.3 million of outstanding principal, received repayments of $79.3 million of outstanding principal, converted one loan with outstanding principal of $33.2 million to real estate owned and transferred one loan with outstanding principal of $20.6 million to held for sale. As of June 30, 2024, 69.1% of the Company’s loans have Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 1.17%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of June 30, 2024 and December 31, 2023 ($ in thousands):

	As of June 30, 2024
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,949,312	$1,979,070	7.7%	(2)	9.3%	(3)	1.0
Subordinated debt and preferred equity investments	23,239	28,365	—%	(2)	—%	(3)	2.0
Total loans held for investment portfolio	$1,972,551	$2,007,435	7.6%	(2)	9.3%	(3)	1.0

	As of December 31, 2023
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,090,146	$2,118,947	7.5%	(2)	9.3%	(3)	1.1
Subordinated debt and preferred equity investments	36,378	39,098	8.1%	(2)	15.3%	(3)	1.8
Total loans held for investment portfolio	$2,126,524	$2,158,045	7.5%	(2)	9.4%	(3)	1.1
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2024 and December 31, 2023 as weighted by the total outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of June 30, 2024 and December 31, 2023 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of June 30, 2024 and December 31, 2023).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of June 30, 2024 is as follows ($ in millions):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate		Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$161.4	$154.0	(5)		7.6%	(5)	Mar 2025		I/O
Multifamily	NY	132.2	131.6	S+3.90%		9.7%		Jun 2025		I/O
Office	Diversified	108.9	108.7	S+3.75%		9.3%		Jan 2025		P/I	(6)
Residential/Condo	NY	101.7	90.2	S+8.95%		—%	(7)	Dec 2025	(7)	I/O
Industrial	IL	100.7	100.7	S+4.65%		11.6%		Nov 2024	(8)	I/O
Multifamily	TX	97.5	95.4	S+3.00%	(9)	—%	(9)	Jul 2025		I/O
Mixed-use	NY	77.2	77.2	S+3.75%		9.5%		Jul 2024		I/O
Residential/Condo	FL	75.0	75.0	S+5.35%		10.7%		Jul 2024		I/O
Office	AZ	73.2	73.1	S+3.61%		9.4%		Oct 2024		I/O
Office	NC	70.6	70.5	S+3.65%		9.0%		Aug 2028	(10)	I/O
Office	NC	68.6	64.9	S+4.35%		—%	(11)	May 2024	(11)	P/I	(6)
Multifamily	TX	68.4	68.3	S+2.95%		8.7%		Dec 2024		I/O
Multifamily/Office	SC	67.0	67.0	S+3.00%		8.6%		Nov 2024		I/O
Office	NY	59.0	59.0	S+2.65%		8.0%	(12)	Jul 2027	(12)	I/O
Multifamily	OH	57.0	56.6	S+3.05%		8.8%		Oct 2026		I/O
Office	IL	56.0	55.9	S+4.25%		10.1%		Jan 2025		I/O
Hotel	CA	55.0	54.8	S+4.20%		10.0%		Mar 2025		I/O
Hotel	NY	53.6	53.3	S+4.40%		10.1%		Mar 2026		I/O
Office	MA	51.4	51.0	S+3.75%		9.7%		Apr 2026	(13)	I/O
Office	GA	48.3	48.2	S+3.15%		8.8%		Dec 2024		P/I	(6)
Industrial	MA	47.4	47.2	S+2.90%		8.4%		Jun 2028		I/O
Mixed-use	TX	35.3	35.3	S+3.85%		9.5%		Sep 2024		I/O
Multifamily	CA	31.7	31.6	S+3.00%		8.6%		Dec 2025		I/O
Multifamily	PA	28.2	28.2	S+2.50%		7.8%		Dec 2025		I/O
Industrial	NJ	27.8	27.7	S+3.85%		11.3%		Aug 2024	(14)	I/O
Industrial	FL	25.5	25.4	S+3.00%		8.6%		Dec 2025		I/O
Multifamily	WA	23.1	23.0	S+3.00%		8.5%		Nov 2025		I/O
Multifamily	TX	23.1	23.1	S+2.60%		8.3%		Oct 2024		I/O
Office	CA	20.3	20.3	S+3.50%		9.1%		Nov 2025		P/I	(6)
Industrial	CA	19.6	18.2	S+3.85%		—%	(15)	Sep 2024		I/O
Student Housing	AL	19.5	19.4	S+3.95%		10.6%		Dec 2024	(16)	P/I	(6)
Self Storage	PA	18.2	18.1	S+3.00%		8.6%		Dec 2025		I/O
Self Storage	NJ	17.6	17.5	S+2.90%		9.0%		Apr 2025		I/O
Self Storage	WA	11.5	11.5	S+2.90%		9.0%		Mar 2025		I/O
Self Storage	IN	10.7	10.7	S+3.60%		9.1%		Jun 2026		I/O
Industrial	TX	10.0	10.0	S+5.35%		11.1%		Dec 2024		I/O
Self Storage	MA	7.7	7.7	S+3.00%		8.5%		Nov 2024		I/O
Self Storage	MA	6.8	6.7	S+3.00%		8.5%		Oct 2024		I/O
Industrial	TN	6.4	6.4	S+5.60%		11.3%		Nov 2024		I/O
Self Storage	NJ	5.9	5.9	S+3.00%		8.8%		Jul 2025	(17)	I/O
Subordinated Debt and Preferred Equity Investments:
Office	NJ	18.5	15.7	12.00%		—%	(18)	Jan 2026		I/O
Office	NY	9.9	7.6	5.50%		—%	(12)	Jul 2027	(12)	I/O
Total/Weighted Average		$2,007.4	$1,972.6			7.6%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on SOFR as of June 30, 2024 or the SOFR floor, as applicable. The total Weighted Average Unleveraged

Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2024 as weighted by the outstanding principal balance of each loan.
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
(5)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The mezzanine position of this loan, which had an outstanding principal balance of $47.4 million as of June 30, 2024, was on non-accrual status as of June 30, 2024 and therefore, the Unleveraged Effective Yield presented is for the senior position only as the mezzanine position is non-interest accruing. As of June 30, 2024, the borrower is current on all contractual interest payments.
(6)In April 2022, amortization began on the senior North Carolina loan, which had an outstanding principal balance of $68.6 million as of June 30, 2024. In January 2023, amortization began on the senior Georgia loan, which had an outstanding principal balance of $48.3 million as of June 30, 2024. In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $108.9 million as of June 30, 2024. In December 2023, amortization began on the senior California loan, which had an outstanding principal balance of $20.3 million as of June 30, 2024. In June 2024, amortization began on the senior Alabama loan, which had an outstanding principal balance of $19.5 million as of June 30, 2024. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(7)The New York loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior and mezzanine positions each have a per annum interest rate of S + 8.95%. The senior and mezzanine loans were both on non-accrual status as of June 30, 2024 and the Unleveraged Effective Yield is not applicable. In March 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the New York loan from April 2024 to December 2025.
(8)In May 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Illinois loan from May 2024 to November 2024.
(9)Loan was on non-accrual status as of June 30, 2024 and the Unleveraged Effective Yield is not applicable. In March 2024, the Company and the borrower entered into a modification agreement to, among other things, reduce the interest rate on the senior Texas loan from S+3.50% to S+3.00%. For both the three and six months ended June 30, 2024, the Company received $1.7 million of interest payments in cash on the senior Texas loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(10)In June 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior North Carolina loan from August 2024 to August 2028.
(11)Loan was on non-accrual status as of June 30, 2024 and the Unleveraged Effective Yield is not applicable. In March 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior North Carolina loan from March 2024 to May 2024. As of June 30, 2024, the senior North Carolina loan, which is collateralized by an office property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. The Company is in the process of acquiring legal title to the property. Once legal title of the property is acquired, the Company will derecognize the senior North Carolina loan and recognize the office property as real estate owned. For the three and six months ended June 30, 2024, the Company received $572 thousand and $2.3 million, respectively, of interest payments in cash on the senior North Carolina loan that was recognized as a reduction to the carrying value of the loan.
(12)In March 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, split the existing senior New York loan, which was on non-accrual status and had an outstanding principal balance of $73.8 million at the time of the modification, into a senior A-Note with an outstanding principal balance of $60.0 million and a subordinated B-Note with an outstanding principal balance of $13.8 million. In conjunction with the modification, the borrower repaid the outstanding principal of the senior A-Note down to $59.0 million and the subordinated B-Note down to $9.8 million. The subordinated B-Note is subordinate to new sponsor equity related to the loan paydown and additional capital contributions. In addition, the maturity date of the senior A-Note and the subordinated B-Note was extended from August 2025 to July 2027. The senior A-Note has a per annum interest rate of S + 2.65% and the subordinated B-Note has a fixed per annum interest rate of 5.50%. During the six months ended June 30, 2024, the senior A-Note, which had an outstanding principal balance of $59.0 million as of June 30, 2024, was restored to accrual status. As of June 30, 2024, the subordinated B-Note, which had an outstanding principal balance of $9.9 million, was on non-accrual status and therefore, the Unleveraged Effective Yield is not applicable. As of June 30, 2024, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated B-Note.

(13)In June 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Massachusetts loan from April 2025 to April 2026.
(14)In May 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior New Jersey loan from May 2024 to August 2024.
(15)Loan was on non-accrual status as of June 30, 2024 and the Unleveraged Effective Yield is not applicable. For the three and six months ended June 30, 2024, the Company received $459 thousand and $913 thousand, respectively, of interest payments in cash on the senior California loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(16)In May 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Alabama loan from May 2024 to December 2024.
(17)In May 2024, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior New Jersey loan to July 2025.
(18)Loan was on non-accrual status as of June 30, 2024 and the Unleveraged Effective Yield is not applicable. The mezzanine New Jersey loan is currently in default due to the borrower not making its contractual interest payments due subsequent to the December 2023 interest payment date. For the three and six months ended June 30, 2024, the Company received $185 thousand and $222 thousand, respectively, of interest payments in cash on the mezzanine New Jersey loan that was recognized as a reduction to the carrying value of the loan.

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

For the six months ended June 30, 2024, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2023	$2,126,524
Initial funding	—
Origination and other loan fees and discounts, net of costs	(659)
Additional funding	25,313
Amortizing payments	(6,644)
Loan payoffs (1)	(123,265)
Loans transferred to held for sale (2)	(20,534)
Loans converted to real estate owned (see Note 5)	(30,647)
Origination and other loan fees and discount accretion	2,463
Balance at June 30, 2024	$1,972,551
_________________________

(1)    Amount includes the carrying value of certain loans where the carrying value exceeded the net proceeds received from the payoff of the loan. In February 2024, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $18.8 million, which was collateralized by a multifamily property located in Washington, in conjunction with a short sale of the multifamily property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the September 2023 maturity date. For the six months ended June 30, 2024, the Company recognized a realized loss of $1.7 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan. In addition, in March 2024, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $56.9 million, which was collateralized by an office property located in Illinois, in conjunction with a short sale of the office property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2024 maturity date. For the six months ended June 30, 2024, the Company recognized a realized loss of $43.1 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan.
(2)    As of June 30, 2024, the Company intended to sell a mezzanine loan on a multifamily property located in South Carolina with outstanding principal of $20.6 million to a third party and the loan was reclassified from held for investment to held for sale and is carried at the lower of carrying value or fair value in the Company’s consolidated balance sheets. As of June 30, 2024, the sale had not yet closed. The Company did not recognize any gain or loss upon reclassifying the loan to held for sale as the carrying value was equal to fair value as determined by the anticipated transaction price with the third party. The mezzanine loan was previously classified as held for investment and is being sold in order to rebalance and optimize the Company’s loan portfolio.
Except as described in the table above listing the Company’s loans held for investment portfolio, as of June 30, 2024, all loans held for investment were paying in accordance with their contractual terms. As of June 30, 2024, the Company had seven loans held for investment on non-accrual status with a carrying value of $331.9 million. As of December 31, 2023, the Company had nine loans held for investment on non-accrual status with a carrying value of $399.3 million.
4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan-specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic data that reflects weak economic growth in the near term given current macroeconomic conditions; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses as of June 30, 2024 decreased compared to the current estimate of expected credit losses as of March 31, 2024 primarily due to a realized loss on a risk rated “5” loan and shorter average remaining loan term during the three months ended June 30, 2024. These factors were partially offset by an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan-specific factors during the three months ended June 30, 2024. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specifically identifiable reserve is warranted for a select asset.

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

As of June 30, 2024, the Company’s CECL Reserve for its loans held for investment portfolio is $138.5 million or 661 basis points of the Company’s total loans held for investment commitment balance of $2.1 billion and is bifurcated between the CECL Reserve (contra-asset) related to outstanding balances on loans held for investment of $137.4 million and a liability for unfunded commitments of $1.1 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

As of June 30, 2024, the mezzanine loan on an office property located in New Jersey with a principal balance of $18.5 million, the senior mortgage loan on an industrial property located in California with a principal balance of $19.6 million, the senior mortgage loan on a multifamily property located in Texas with a principal balance of $97.5 million and the senior mortgage loan on an office property located in North Carolina with a principal balance of $68.6 million each had a risk rating of “5.” As of June 30, 2024, each of these loans were assessed individually and the Company elected to assign CECL Reserves of $15.7 million on the New Jersey office loan, $10.9 million on the California industrial loan, $6.5 million on the Texas multifamily loan and $5.6 million on the North Carolina office loan. The CECL Reserves for each of these loans were based on the Company’s estimate of proceeds available from the potential sale of the collateral property less the estimated costs to sell the property and such CECL Reserves are included in the Company’s total CECL Reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three and six months ended June 30, 2024 was as follows ($ in thousands):

Balance at March 31, 2024 (1)	$139,763
Provision for current expected credit losses	(2,360)
Write-offs	—
Recoveries	—
Balance at June 30, 2024 (1)	$137,403

Balance at December 31, 2023 (1)	$159,885
Provision for current expected credit losses	(22,482)
Write-offs	—
Recoveries	—
Balance at June 30, 2024 (1)	$137,403
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three and six months ended June 30, 2024 was as follows ($ in thousands):

Balance at March 31, 2024 (1)	$1,101
Provision for current expected credit losses	(14)
Write-offs	—
Recoveries	—
Balance at June 30, 2024 (1)	$1,087

Balance at December 31, 2023 (1)	$3,248
Provision for current expected credit losses	(2,161)
Write-offs	—
Recoveries	—
Balance at June 30, 2024 (1)	$1,087
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

As of June 30, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2024	2023	2022	2021	2020	Prior	Total
Risk rating:
1	$—	$—	$37,830	$—	$—	$—	$37,830
2	—	103,806	11,466	163,934	—	20,258	299,464
3	—	10,679	364,658	593,577	108,728	111,769	1,189,411
4	—	—	90,174	7,586	153,960	—	251,720
5	—	—	95,363	—	—	98,763	194,126
Total	$—	$114,485	$599,491	$765,097	$262,688	$230,790	$1,972,551

Accrued Interest Receivable

The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of June 30, 2024 and December 31, 2023, interest receivable of $11.0 million and $13.0 million, respectively, is included within other assets in the Company’s consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

5.     REAL ESTATE OWNED

On June 12, 2024, the Company acquired legal title to an office property located in California through a foreclosure. Prior to June 12, 2024, the office property collateralized a $33.2 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, the Company derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned. As the Company expects to complete a sale of the office property within the next twelve months, the office property is classified as real estate owned held for sale and is carried at its estimated fair value at acquisition less costs to sell. As the office property is classified as real estate owned held for sale, the Company is not depreciating or amortizing the carrying value of the office property. For both the three and six months ended June 30, 2024, the Company recognized a realized loss of $16.4 million on the derecognition of the senior mortgage loan as the estimated fair value less costs to sell of the office property at acquisition of $14.5 million and the net operating assets and liabilities held at the office property of $(67) thousand at acquisition was less than the $30.8 million cost basis of the senior mortgage loan. Certain operating assets and liabilities of the office property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as prepaid expenses, rent receivables, straight-line rent receivables and payables and trade payables. As of June 30, 2024, $1.1 million of operating assets and $1.0 million of operating liabilities related to the office property that is held for sale are included in other assets and other liabilities, respectively, in the Company's consolidated balance sheets.

On September 8, 2023, the Company acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, the Company derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. As the Company does not expect to complete a sale of the mixed-use property within the next twelve months, the mixed-use property is considered held for investment, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The Company did not recognize any gain or loss on the derecognition of the senior mortgage loan as the fair value of the mixed-use property of $84.3 million and the net operating assets and liabilities held at the mixed-use property of $(1.4) million at acquisition approximated the $82.9 million carrying value of the senior mortgage loan. Certain operating assets and liabilities of the mixed-use property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as prepaid expenses, rent receivables, straight-line rent receivables and payables and trade payables.

The following table summarizes the Company’s real estate owned held for investment as of June 30, 2024 and December 31, 2023 ($ in thousands):

	As of
	June 30, 2024	December 31, 2023
Land	$21,337	$21,337
Buildings and improvements	52,224	52,224
In-place lease intangibles	21,276	21,276
Above-market lease intangibles	547	547
Below-market lease intangibles	(11,084)	(11,084)
Total real estate owned held for investment	84,300	84,300
Less: Accumulated depreciation and amortization	(2,572)	(1,016)
Real estate owned held for investment, net	$81,728	$83,284

As of June 30, 2024 and December 31, 2023, no impairment charges have been recognized for real estate owned held for investment.

For the three and six months ended June 30, 2024, the Company incurred net depreciation and amortization expense of $770 thousand and $1.6 million, respectively. With the exception of amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation and amortization expense is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization related to intangible assets and liabilities for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Intangible Lease Assets and Liabilities

For the six months ended June 30, 2024, there were no property acquisitions that were classified as real estate owned held for investment. The weighted average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s real estate owned held for investment during the year ended December 31, 2023 was 9.3 years as of the acquisition date.

The following table summarizes the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of June 30, 2024 and December 31, 2023 ($ in thousands):

	As of June 30, 2024			As of December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Assets:
In-place lease intangibles	$21,276	$(1,927)	$19,349	$21,276	$(767)	$20,509
Above-market lease intangibles	547	(90)	457	547	(35)	512
Liabilities:
Below-market lease intangibles	(11,084)	836	(10,248)	(11,084)	322	(10,762)

The following table summarizes the amortization of intangible lease assets and liabilities related to real estate owned held for investment for the three and six months ended June 30, 2024 ($ in thousands):

	Consolidated Statement of Operations Location	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Assets:
In-place lease intangibles	Expenses from real estate owned	$572	$1,160
Above-market lease intangibles	Revenue from real estate owned	(28)	(56)
Liabilities:
Below-market lease intangibles	Revenue from real estate owned	257	514

There was no amortization of intangible lease assets and liabilities for the three or six months ended June 30, 2023 as there was no real estate owned during those periods.

The following table summarizes the estimated net amortization schedule for the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of June 30, 2024 ($ in thousands):

	In-Place	Above-Market	Below-Market
	Lease Intangibles	Lease Intangibles	Lease Intangibles
Remainder of 2024	$1,144	$56	$(514)
2025	2,232	91	(1,027)
2026	1,821	76	(618)
2027	1,701	51	(571)
2028	1,603	41	(542)
Thereafter	10,848	142	(6,976)
Total	$19,349	$457	$(10,248)

Future Minimum Lease Payments

The following table summarizes the future minimum contractual lease payments to be collected by the Company under non-cancelable operating leases related to real estate owned held for investment, excluding tenant reimbursements of expenses and variable lease payments, as of June 30, 2024 ($ in thousands):

Remainder of 2024	$5,020
2025	10,106
2026	10,224
2027	9,989
2028	9,976
Thereafter	34,332
Total	$79,647

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of June 30, 2024 and December 31, 2023, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	June 30, 2024			December 31, 2023
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$216,487	$450,000	(1)	$208,540	$450,000	(1)
Citibank Facility	204,104	325,000		221,604	325,000
CNB Facility	—	75,000	(2)	—	75,000
MetLife Facility	—	—	(3)	—	180,000
Morgan Stanley Facility	205,345	250,000		209,673	250,000
Subtotal	$625,936	$1,100,000		$639,817	$1,280,000

Notes Payable	$105,000	$105,000		$105,000	$105,000

Secured Term Loan	$140,000	$140,000	(4)	$150,000	$150,000

Total	$870,936	$1,345,000		$894,817	$1,535,000
______________________________

(1)The maximum commitment for the Wells Fargo Facility (as defined below) may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee.
(2)Amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of June 30, 2024, there was approximately $50.0 million immediately available under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(3)In May 2024, the Company elected to terminate the MetLife Facility prior to its scheduled maturity in August 2024 as the facility had no outstanding balance.
(4)In May 2024, the Company entered into an amendment to the Secured Term Loan (defined below) and concurrently therewith, repaid $10.0 million of outstanding principal on the Secured Term Loan at par prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan amendment. As of June 30, 2024, the Secured Term Loan has a commitment amount of $140.0 million.

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

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is January 13, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the three and six months ended June 30, 2024 and 2023, the Company did not incur a non-utilization fee.

CNB Facility
The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of June 30, 2024, there was approximately $50.0 million immediately available under the CNB Facility based on the fair value of the collateral in the borrowing base at such time, which may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement. In January 2024, the Company amended the CNB Facility to, among other things: (1) extend the initial maturity date of the CNB Facility to March 10, 2025, subject to one 12-month extension, which may be exercised at the Company's option if certain conditions described in the CNB Facility are met, including applicable extension fees being paid, which, if exercised, would extend the maturity date to March 10, 2026 and (2) set the interest rate on advances under the CNB Facility to a per annum rate equal to the sum of, at the Company's option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and six months ended June 30, 2024, the Company incurred a non-utilization fee of $71 thousand and $142 thousand, respectively. For the three and six months ended June 30, 2023, the Company incurred a non-utilization fee of $71 thousand and $141 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company was party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company was permitted to sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which were approved by MetLife in its sole discretion. The maturity date of the MetLife Facility was August 13, 2024. On May 8, 2024, the Company elected to terminate the MetLife Facility prior to its scheduled maturity on August 13, 2024, as the facility had no outstanding balance. There were no prepayment penalties in connection with the early termination of the facility. Advances under the MetLife Facility accrued interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.50%, subject to certain exceptions. Unless at least 65% of the MetLife Facility was utilized, unused commitments under the MetLife Facility accrued non-utilization fees at the rate of 0.25% per annum on the average daily available balance. For the three and six months ended June 30, 2024, the Company incurred a non-utilization fee of $30 thousand and $104 thousand, respectively. For the three and six months ended June 30, 2023, the Company incurred a non-utilization fee of $74 thousand and $147 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
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
Notes Payable

ACRC Lender CO LLC, a wholly owned subsidiary of the Company, is party to a Credit and Security Agreement with Capital One, National Association, as administrative agent and collateral agent, and the lender referred to therein. The Credit and Security Agreement provides for a $105.0 million recourse note (the “Notes Payable”). The $105.0 million note is secured by a $133.0 million senior mortgage loan held by the Company on a multifamily property located in New York and is fully and unconditionally guaranteed by the Company pursuant to a Guaranty of Recourse Obligation (the “CapOne Guaranty”). The initial maturity date of the $105.0 million note is July 28, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date to July 28, 2027. The $105.0 million note accrues interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.00%. As of June 30, 2024, the total outstanding principal balance of the note was $105.0 million.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $140.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The maturity date of the Secured Term Loan is November 12, 2026. In May 2024, the Company amended the Secured Term Loan to, among other things, (1) change the schedule of interest rate increases on advances under the Secured Term Loan to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months, (2) add a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $135.0 million as of August 1, 2024, (ii) $130.0 million as of November 1, 2024, (iii) $120.0 million as of February 1, 2025, (iv) $110.0 million as of May 1, 2025, (v) $100.0 million as of August 1, 2025 and (vi) $90.0 million as of November 1, 2025 and (3) make changes to financial covenants, including reducing the minimum tangible net worth requirement and linking future determinations thereof to the outstanding principal amount of the Secured Term Loan, increasing the minimum unencumbered asset ratio requirement, reducing the maximum total net leverage ratio and increasing the senior loan concentration threshold. In connection with the amendment and concurrently therewith, the Company paid a modification fee and paid down $10.0 million of outstanding principal on the Secured Term Loan at par. As of June 30, 2024, the total outstanding principal balance of the Secured Term Loan was $140.0 million.

The total original issue discount and the modification fee on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three and six months ended June 30, 2024, the per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 5.1% and 4.8%, respectively. For both the three and six months ended June 30, 2023, the per annum effective interest rate of the Secured Term Loan was 4.6%.

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

As of June 30, 2024 and December 31, 2023, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk. In December 2023, the Company's interest rate swap derivative expired and its term was not extended. At the expiration date, the interest rate swap derivative had a notional amount of $30.0 million. Further, in March 2022, the Company re-calibrated its net exposure to interest rate changes by terminating its interest rate cap derivative, which had a notional amount of $170.0 million on the termination date and a strike rate of 0.50%. For the year ended December 31, 2022, the Company recognized a $2.0 million realized gain within OCI in conjunction with the termination of the interest rate cap. In accordance with ASC 815, the realized gain was recognized within current earnings over the remaining original term of the interest rate cap derivative as it was designated as an effective hedge. For the three and six months ended June 30, 2023, the Company recognized a realized gain of $266 thousand and $723 thousand, respectively, through a reduction in interest expense on the termination of the interest rate cap within current earnings.

8.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2 to our consolidated financial statements, the impact of the current macroeconomic conditions on the Company’s business is uncertain. As of June 30, 2024, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions; however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of June 30, 2024 and December 31, 2023, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	June 30, 2024	December 31, 2023
Total commitments	$2,094,034	$2,274,584
Less: funded commitments	(2,007,435)	(2,158,045)
Total unfunded commitments	$86,599	$116,539

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of June 30, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

9.   STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 25, 2023, the Company’s board of directors renewed its stock repurchase program of up to $50.0 million (the “Repurchase Program”), which was expected to be in effect until July 31, 2024, or until the approved dollar amount had been used to repurchase shares. On July 31, 2024, the Company’s board of directors further renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. During both the three and six months ended June 30, 2024, the Company did not repurchase any shares through the Repurchase Program. During both the three and six months ended June 30, 2023, the Company repurchased a total of 535,965 shares of the Company’s common stock in the open market for an aggregate purchase price of approximately $4.6 million, including expenses paid. The shares were repurchased at an average price of $8.58 per share, including expenses paid.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the three and six months ended June 30, 2024 and 2023. See “Equity Incentive Plan” below for shares issued under the Equity Incentive Plan described below.

Equity Incentive Plan

On April 23, 2012, the Company adopted an equity incentive plan, which was amended and restated in June 2018 and further amended in May 2022 (as further amended, the “Amended and Restated 2012 Equity Incentive Plan”). In April 2024, the Company’s board of directors approved, and in May 2024, the Company’s stockholders approved, the second amendment to the Amended and Restated 2012 Equity Incentive Plan, which increased the total number of shares of common stock the Company may grant thereunder to 5,015,000 shares. Pursuant to the Amended and Restated 2012 Equity Incentive Plan, as amended by the second amendment, the Company may grant awards consisting of restricted shares of the Company’s common stock, restricted stock units (“RSUs”) and/or other equity-based awards to the Company’s outside directors, employees of the Manager, officers, ACREM and other eligible awardees under the plan. Any restricted shares of the Company’s common stock and RSUs will be accounted for under FASB ASC Topic 718, Compensation—Stock Compensation, resulting in stock-based compensation expense equal to the grant date fair value of the underlying restricted shares of common stock or RSUs.

Restricted stock and RSU grants generally vest ratably over a one to three-year period from the vesting start date. The grantee receives additional compensation for each outstanding restricted stock or RSU grant, classified as dividends paid, equal to the per-share dividends received by the Company’s common stockholders.

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of June 30, 2024:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2023	34,215	1,063,366	1,097,581
Granted	83,052	—	83,052
Vested	(32,964)	(286,450)	(319,414)
Forfeited	—	(46,163)	(46,163)
Balance at June 30, 2024	84,303	730,753	815,056

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Remainder of 2024	42,366	4,285	46,651
2025	41,937	334,633	376,570
2026	—	258,365	258,365
2027	—	133,470	133,470
2028	—	—	—
Total	84,303	730,753	815,056

10.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2024 and 2023 ($ in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$(6,125)	$(2,198)	$(18,448)	$(8,638)
Divided by:
Basic weighted average shares of common stock outstanding:	54,426,112	54,347,204	54,411,255	54,468,752
Weighted average non-vested restricted stock and RSUs (1)	—	—	—	—
Diluted weighted average shares of common stock outstanding:	54,426,112	54,347,204	54,411,255	54,468,752
Basic earnings (loss) per common share	$(0.11)	$(0.04)	$(0.34)	$(0.16)
Diluted earnings (loss) per common share	$(0.11)	$(0.04)	$(0.34)	$(0.16)
_______________________________

(1)    For the three and six months ended June 30, 2024, the weighted average non-vested restricted stock and RSUs of 809,063 and 808,299 shares, respectively, were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive. For the three and six months ended June 30, 2023, the weighted average non-vested restricted stock and RSUs of 716,983 and 699,896 shares, respectively, were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

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

The income tax provision for the Company and the TRSs consisted of the following for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Current	$—	$9	$—	$19
Deferred	—	—	2	—
Excise tax	—	(55)	—	45
Total income tax expense (benefit), including excise tax	$—	$(46)	$2	$64

For the three and six months ended June 30, 2024, the Company did not incur any expense for U.S. federal excise tax. For the three and six months ended June 30, 2023, the Company incurred an expense (benefit) of $(55) thousand and $45 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of June 30, 2024, tax years 2019 through 2024 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of both June 30, 2024 and December 31, 2023, the Company had three CRE debt security investments designated as available-for-sale debt securities. The following tables summarize the Company’s investments in available-for-sale debt securities as of June 30, 2024 and December 31, 2023 ($ in thousands):

	As of June 30, 2024
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,920	$80	$193

	As of December 31, 2023
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,906	$94	$154

The fair value of available-for-sale debt securities was estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity.

The following tables summarize the financial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 ($ in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale debt securities	$—	$28,113	$—	$28,113

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale debt securities	$—	$28,060	$—	$28,060

As of June 30, 2024 and December 31, 2023, the Company did not have any financial liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
Nonrecurring Fair Value Measurements

Loans Held for Sale

The Company is required to record loans held for sale, a financial asset, at the lower of carrying value or fair value on a nonrecurring basis in accordance with GAAP. If the fair value of a loan held for sale is determined to be less than its carrying value, a nonrecurring fair value adjustment may be recorded in earnings through an unrealized loss on loans held for sale. As of both June 30, 2024 and December 31, 2023, the Company had one loan held for sale. The Company determined the fair value of the loan held for sale based on the anticipated transaction price to be received from the third party that was expected to purchase each loan. The one loan held for sale as of June 30, 2024 was transferred into Level 3 during the second quarter of 2024 with a total carrying value of $20.5 million. Upon transfer, the fair value of the loan was equal to the loan’s carrying value and no gain or loss was recognized.

Real Estate Owned

The Company is required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. Real estate owned consists of an office property and a mixed-use property that were acquired by the Company on June 12, 2024 and September 8, 2023, respectively, through foreclosures. See Note 5 included in these consolidated financial statements for more information on real estate owned. Real estate owned is recorded at fair value at acquisition using Level 3 inputs and is evaluated for indicators of impairment on a quarterly basis. Real estate owned is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate owned over the estimated remaining holding period is less than the carrying amount of such real estate owned. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate owned. An impairment charge is recorded equal to the excess of the carrying value of the real estate owned over the fair value.

The office property is classified as real estate owned held for sale in the Company’s consolidated balance sheets as of the acquisition date and is carried at fair value less costs to sell. The fair value of the office property at acquisition was determined using the estimated net proceeds available from a potential sale of the property.

The mixed-use property is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the mixed-use property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the mixed-use property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the mixed-use property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the mixed-use property was estimated using significant unobservable inputs such as capitalization rates ranging from 6.4% to 8.3% and discount rates ranging from 8.0% to 9.5%.

As of June 30, 2024 and December 31, 2023, the Company did not have any financial or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2024 and December 31, 2023, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		June 30, 2024		December 31, 2023
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,972,551	$1,823,784	$2,126,524	$1,944,718
Financial liabilities:
Secured funding agreements	2	$625,936	$625,936	$639,817	$639,817
Notes payable	2	104,751	105,000	104,662	105,000
Secured term loan	3	137,409	126,984	149,393	134,024
Collateralized loan obligation securitization debt (consolidated VIEs)	2	588,421	577,356	723,117	705,033

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 9 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For both the three and six months ended June 30, 2024, the Company did not incur any incentive fees. For both the three and six months ended June 30, 2023, the Company incurred incentive fees of $334 thousand.

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

The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2024 and 2023, and amounts payable to the Company’s Manager as of June 30, 2024 and December 31, 2023 ($ in thousands):

	Incurred				Payable
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of
	2024	2023	2024	2023	June 30, 2024	December 31, 2023
Affiliate Payments
Management fees	$2,692	$3,000	$5,460	$6,010	$2,692	$2,946
Incentive fees	—	334	—	334	—	—
General and administrative expenses	1,277	1,109	2,409	1,842	1,809	1,154
Direct costs (1)	72	19	115	40	25	35
Total	$4,041	$4,462	$7,984	$8,226	$4,526	$4,135
_______________________________

(1)    For the three and six months ended June 30, 2024 and 2023, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the total outstanding principal balance for co-investments held by the Company was $249.5 million and $236.7 million, respectively.
Loan Purchases From Affiliate

One or more affiliates of the Company’s Manager may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase such commercial real estate loans from affiliates of the Company’s Manager. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company and provided that the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by affiliates of the Company’s Manager. In addition, from time to time, the Company may purchase loans, including participations in loans, from other Ares Management managed investment vehicles. Loans purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles for the three and six months ended June 30, 2024 and 2023.

14.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2024 and 2023 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
May 9, 2024	June 28, 2024	July 16, 2024	$0.25		$13,812
February 22, 2024	March 28, 2024	April 16, 2024	0.25		13,802
Total cash dividends declared for the six months ended June 30, 2024			$0.50		$27,614

May 2, 2023	June 30, 2023	July 18, 2023	$0.35	(1)	$19,180
February 15, 2023	March 31, 2023	April 18, 2023	0.35	(1)	19,345
Total cash dividends declared for the six months ended June 30, 2023			$0.70		$38,525
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

As of June 30, 2024, the FL3 Notes were collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $469.0 million (the “FL3 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company. As of December 31, 2023, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of $526.0 million that were closed by a wholly-owned subsidiary of the Company and $31.0 million of receivables related to repayments of outstanding principal on previous mortgage assets. On April 13, 2021, the FL3 Issuer and the FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024. During the reinvestment period, the Company was able to direct the FL3 Issuer to acquire additional mortgage assets subject to certain conditions. The reinvestment period expired on March 31, 2024 and was not renewed.

The contribution of the FL3 Mortgage Assets to the FL3 Issuer is governed by a Mortgage Asset Purchase Agreement between ACRC Lender LLC, a wholly owned subsidiary of the Company (the “Seller”) and the FL3 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the securitization, the FL3 Issuer and FL3 Co-Issuer offered and issued the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “FL3 Offered Notes”) to a third party. The Company retained (through one of its wholly-owned subsidiaries) approximately $58.5 million of the FL3 Notes and all of the $52.9 million of preferred equity in the FL3 Issuer, which totaled $111.4 million. The Company, as the holder of the subordinated FL3 Notes and all of the preferred equity in the FL3 Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO. During the three and six months ended June 30, 2024, the Company paid down $6.7 million and $37.9 million, respectively, of the FL3 Offered Notes. During the three and six months ended June 30, 2023, the Company did not pay down any of the FL3 Offered Notes.

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
As of June 30, 2024, the FL4 Notes were collateralized by interests in a pool of five mortgage assets having a total principal balance of $272.2 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and $14.5 million of real estate owned related to an office property, which had collateralized a previous mortgage asset, and was acquired in June 2024 through a foreclosure. As of December 31, 2023, the FL4 Notes were collateralized by interests in a pool of nine mortgage assets having a total principal balance of $404.1 million that were closed by a wholly-owned subsidiary of the Company and $1.0 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the period that ended in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer was able to use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that met certain acquisition criteria. The Companion Participation Acquisition Period expired in April 2024 and was not renewed.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the three and six months ended June 30, 2024, the Company paid down $125 thousand and $97.2 million of the FL4 Offered Notes, respectively. During the three and six months ended June 30, 2023, the Company paid down $759 thousand and $42.9 million of the FL4 Offered Notes, respectively.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of June 30, 2024, the Company’s maximum risk of loss was $166.5 million, which represents the carrying value of its investments in the CLO Securitizations.

Non-consolidated VIEs

The Company evaluated its senior mortgage loan investment that is collateralized by a residential condominium property located in New York, and it was determined to be an interest in a VIE. However, the Company was not deemed to be the primary beneficiary. The Company’s exposure to the obligations of the VIE is generally limited to its investment and the Company is not obligated to provide, nor has it provided, any financial support to the VIE. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying value of its investment. As of June 30, 2024, the Company’s maximum risk of loss was $90.2 million, which represents the carrying value of its investment in the VIE.

16.   SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this quarterly report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended June 30, 2024, except as disclosed below.

The Company’s board of directors declared a regular cash dividend of $0.25 per common share for the third quarter of 2024. The third quarter 2024 dividend will be payable on October 15, 2024 to common stockholders of record as of September 30, 2024.

On August 2, 2024, the Company’s board of directors appointed Tae-Sik Yoon as Chief Operating Officer of the Company and Jeffrey Gonzales as Chief Financial Officer and Treasurer of the Company, each effective as of August 30, 2024.

On August 2, 2024, the Company, as guarantor, and each of its wholly-owned subsidiaries, ACRC Lender C LLC and ACRC Lender MS LLC, respectively, entered into amendments to each of the Citibank Facility and the Morgan Stanley Facility, respectively, to reduce the required minimum Tangible Net Worth (as defined in each of the respective amendments to the guaranty agreement for the Citibank Facility and Morgan Stanley Facility) covenant to $500 million.

On August 2, 2024, the Company, as guarantor, and its wholly-owned subsidiary, ACRC Lender LLC, entered into an amendment to the CNB Facility. The purpose of the amendment was to, among other things, (i) reduce the required minimum Tangible Net Worth (as defined in the amendment to the guaranty agreement for the CNB Facility) covenant to $500 million, (ii) increase the required minimum total Asset (as defined in the amendment to the credit agreement for the CNB Facility) value covenant to $635 million and (iii) modify the advance rate of the borrowing base in accordance with the thresholds described in the CNB Facility.

On August 2, 2024, the Company, as guarantor, and its wholly-owned subsidiary, ACRC Lender W LLC, entered into an amendment to the Wells Fargo Facility. The purpose of the amendment was to, among other things, reduce the required minimum Tangible Net Worth (as defined in the amendment to the guaranty agreement for the Wells Fargo Facility) covenant to the sum of (i) $500 million plus (ii) at any time that the aggregate outstanding principal amount of debt of the Company and its subsidiaries exceeds $1.8 billion, 80% of the net proceeds (after the deduction of all related transaction costs) of all issuances of equity by the Company occurring after August 2, 2024.

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

Developments During the Second Quarter of 2024:

•We amended the Secured Term Loan (as defined below) to, among other things, (1) change the schedule of interest rate increases on advances under the Secured Term Loan to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months, (2) add a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $135.0 million as of August 1, 2024, (ii) $130.0 million as of November 1, 2024, (iii) $120.0 million as of February 1, 2025, (iv) $110.0 million as of May 1, 2025, (v) $100.0 million as of August 1, 2025 and (vi) $90.0 million as of November 1, 2025 and (3) make changes to financial covenants, including reducing the minimum tangible net worth requirement and linking future determinations thereof to the outstanding principal amount of the Secured Term Loan, increasing the minimum unencumbered asset ratio requirement, reducing the maximum total net leverage ratio and increasing the senior loan concentration threshold.

•We elected to terminate the MetLife Facility (as defined below) prior to its scheduled maturity on August 13, 2024 as the facility had no outstanding balance.

•We acquired legal title to an office property located in California through a foreclosure. The office property previously collateralized a $33.2 million senior mortgage loan held by us that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, we derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned and also recognized the associated assets and liabilities held at the office property.We recognized a realized loss of $16.4 million on the derecognition of the senior mortgage loan as the estimated fair value less costs to sell of the office property at acquisition and the net operating assets and liabilities held at the office property at acquisition was less than the cost basis of the senior mortgage loan.

Trends Affecting Our Business

The U.S. macroeconomic environment continues to be strong but signaling a moderate slowdown in growth. As evidenced by the modest change in non-farm payrolls, the labor market continues to exhibit healthy expansion but a slowing rate of growth. Inflationary pressures also may be easing, as the growth rate of core CPI moderated throughout the second quarter. As a result, the Federal Reserve has signaled a willingness to soften its current restrictive monetary policies. The publicly traded equity and credit markets delivered positive returns for most asset classes in the second quarter of 2024, as the stability of the U.S. banking system and resilient fundamental macroeconomic performance drove improved investor demand and generally reduced risk premiums.

Despite the overall improvement in the liquid capital markets, the commercial real estate markets continue to be impacted by certain property specific and macroeconomic factors. Most notably, the second quarter of 2024 was another period of stable but elevated market rates amidst generally restrictive credit conditions, especially from regulated lending institutions that are adjusting their business models to increase capital requirements for direct loans to real estate. Additionally, rising operating costs, such as property insurance, have further pressured cash flow performance across many asset classes. Collectively, these market dynamics pose challenges to commercial real estate values and transaction activity. Although the

Federal Reserve has signaled for a potential decrease in interest rates in 2024, there is no certainty that there will be a decrease in interest rates in 2024 or the magnitude or pace of potential decreases or even if such decreases will occur, especially if inflation accelerates. Office properties continue to experience headwinds driven by the increased prevalence of remote work and elevated costs to operate, improve or repurpose office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy and default rates.

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

Stock Repurchase Program

On July 25, 2023, our board of directors renewed the Repurchase Program of up to $50.0 million, which was expected to be in effect until July 31, 2024, or until the approved dollar amount had been used to repurchase shares. On July 31, 2024, our board of directors further renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. During the three and six months ended June 30, 2024, we did not repurchase any shares through the Repurchase Program.

Loans Held for Investment Portfolio

As of June 30, 2024, our portfolio included 42 loans held for investment, excluding 172 loans that were repaid, sold, converted to real estate owned or transferred to held for sale since inception. As of June 30, 2024, the aggregate originated commitment under these loans at closing was approximately $2.2 billion and outstanding principal was $2.0 billion. During the six months ended June 30, 2024, we funded approximately $25.3 million of outstanding principal, received repayments of $79.3 million of outstanding principal, converted one loan with outstanding principal of $33.2 million to real estate owned and transferred one loan with outstanding principal of $20.6 million to held for sale. As of June 30, 2024, 69.1% of our loans have SOFR floors, with a weighted average floor of 1.17%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of June 30, 2024, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of June 30, 2024 ($ in thousands):

	As of June 30, 2024
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,949,312	$1,979,070	7.7%	(2)	9.3%	(3)	1.0
Subordinated debt and preferred equity investments	23,239	28,365	—%	(2)	—%	(3)	2.0
Total loans held for investment portfolio	$1,972,551	$2,007,435	7.6%	(2)	9.3%	(3)	1.0
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of June 30, 2024 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of June 30, 2024 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of June 30, 2024).

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
RECENT DEVELOPMENTS

Our board of directors declared a regular cash dividend of $0.25 per common share for the third quarter of 2024. The third quarter 2024 dividend will be payable on October 15, 2024 to common stockholders of record as of September 30, 2024.

On August 2, 2024, our board of directors appointed Tae-Sik Yoon as Chief Operating Officer of the Company and Jeffrey Gonzales as Chief Financial Officer and Treasurer of the Company, each effective as of August 30, 2024.

On August 2, 2024, we, as guarantor, and each of our wholly-owned subsidiaries, ACRC Lender C LLC and ACRC Lender MS LLC, respectively, entered into amendments to each of the Citibank Facility and the Morgan Stanley Facility, respectively, to reduce the required minimum Tangible Net Worth (as defined in each of the respective amendments to the guaranty agreement for the Citibank Facility and Morgan Stanley Facility) covenant to $500 million.

On August 2, 2024, we, as guarantor, and our wholly-owned subsidiary, ACRC Lender LLC, entered into an amendment to the CNB Facility. The purpose of the amendment was to, among other things, (i) reduce the required minimum Tangible Net Worth (as defined in the amendment to the guaranty agreement for the CNB Facility) covenant to $500 million, (ii) increase the required minimum total Asset (as defined in the amendment to the credit agreement for the CNB Facility) value covenant to $635 million and (iii) modify the advance rate of the borrowing base in accordance with the thresholds described in the CNB Facility.

On August 2, 2024, we, as guarantor, and our wholly-owned subsidiary, ACRC Lender W LLC, entered into an amendment to the Wells Fargo Facility. The purpose of the amendment was to, among other things, reduce the required minimum Tangible Net Worth (as defined in the amendment to the guaranty agreement for the Wells Fargo Facility) covenant to the sum of (i) $500 million plus (ii) at any time that the aggregate outstanding principal amount of debt of the Company and its subsidiaries exceeds $1.8 billion, 80% of the net proceeds (after the deduction of all related transaction costs) of all issuances of equity by the Company occurring after August 2, 2024.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	$16,797	$24,990	$35,488	$51,491
Total expenses	8,909	7,107	17,459	13,306
Provision for current expected credit losses	(2,374)	20,127	(24,643)	41,146
Realized losses on loans	16,387	—	62,113	5,613
Change in unrealized losses on loans held for sale	—	—	(995)	—
Income (loss) before income taxes	(6,125)	(2,244)	(18,446)	(8,574)
Income tax expense (benefit), including excise tax	—	(46)	2	64
Net income (loss) attributable to common stockholders	$(6,125)	$(2,198)	$(18,448)	$(8,638)

The following tables set forth select details of our consolidated results of operations for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

Net Interest Margin

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$40,847	$51,941	$84,880	$101,441
Interest expense	(27,483)	(26,951)	(56,302)	(49,950)
Net interest margin	$13,364	$24,990	$28,578	$51,491
For the three months ended June 30, 2024 and 2023, net interest margin was approximately $13.4 million and $25.0 million, respectively. For the three months ended June 30, 2024 and 2023, interest income of $40.8 million and $51.9 million, respectively, was generated by weighted average earning assets of $2.1 billion and $2.2 billion, respectively, offset by $27.5 million and $27.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable, the Secured Term Loan and securitization debt were $1.5 billion for the three months ended June 30, 2024 and $1.7 billion for the three months ended June 30, 2023. The decrease in net interest margin for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 relates to a decrease in our weighted average earning assets and weighted average borrowings for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, no benefit received from our interest rate hedging derivative contracts for the three months ended June 30, 2024 due to the expiration of the contracts in December 2023 and an increase in the amount of loans held for investment on non-accrual status for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This decrease was partially offset by the benefit received from the increase in SOFR rates on our loans held for investment for the three months ended June 30, 2024 as compared to three months ended June 30, 2023.

For the six months ended June 30, 2024 and 2023, net interest margin was approximately $28.6 million and $51.5 million, respectively. For the six months ended June 30, 2024 and 2023, interest income of $84.9 million and $101.4 million, respectively, was generated by weighted average earning assets of $2.1 billion and $2.3 billion, respectively, offset by $56.3 million and $50.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable, the Secured Term Loan, Secured Borrowings and securitization debt were $1.5 billion for the six months ended June 30, 2024 and $1.7 billion for the six months ended June 30, 2023. The decrease in net interest margin for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 relates to a decrease in our weighted average earning assets and weighted average borrowings for the six months ended June 30, 2024, no benefit received from our interest rate hedging derivative contracts for the six months ended June 30, 2024 due to the expiration of the contracts in December 2023 and an increase in the amount of loans held for investment on non-accrual status for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This decrease was partially offset by the benefit received from the increase in SOFR rates on our loans held for investment for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Revenue From Real Estate Owned

On June 12, 2024, we acquired legal title to an office property located in California through a foreclosure. Prior to June 12, 2024, the office property collateralized a $33.2 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, we derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned. For both the three and six months ended June 30, 2024, revenue from real estate owned related to this property was $0.2 million. Revenues consist primarily of rental revenue from operating leases. For both the three and six months ended June 30, 2023, we received no revenue from real estate owned related to this property.

On September 8, 2023, we acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. For the three and six months ended June 30, 2024, revenue from real estate owned related to this property was $3.2 million and $6.7 million, respectively. Revenues consist primarily of rental revenue from operating leases. For both the three and six months ended June 30, 2023, we received no revenue from real estate owned related to this property.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Management and incentive fees to affiliate	$2,692	$3,334	$5,460	$6,344
Professional fees	757	626	1,290	1,397
General and administrative expenses	1,957	2,038	4,038	3,723
General and administrative expenses reimbursed to affiliate	1,277	1,109	2,409	1,842
Expenses from real estate owned	2,226	—	4,262	—
Total expenses	$8,909	$7,107	$17,459	$13,306

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the drivers of the increase in operating expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and the cause of the increase in operating expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Related Party Expenses

For the three months ended June 30, 2024, related party expenses included $2.7 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended June 30, 2024. For the three months ended June 30, 2024, related party expenses also included $1.3 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended June 30, 2023, related party expenses included $3.3 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $3.0 million in management fees and $0.3 million in incentive fees. For the three months ended June 30, 2023, related party expenses also included $1.1 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in management fees for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily relates to a decrease in our weighted average stockholders’ equity for the three months ended June 30, 2024 as a result of realized losses on loans. The decrease in incentive fees for the three months ended June 30, 2024 compared to the three months ended three months ended June 30, 2023 primarily relates to our Core Earnings (defined below) for the twelve months ended June 30, 2024 not exceeding the 8% minimum return. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and our independent directors and after approval by a majority of our independent directors. The increase in allocable general and administrative expenses due to our Manager for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

For the six months ended June 30, 2024, related party expenses included $5.5 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the six months ended June 30, 2024. For the six months ended June 30, 2024, related party expenses also included $2.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the six months ended June 30, 2023, related party expenses included $6.3 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $6.0 million in management fees and $0.3 million in incentive fees. For the six months ended June 30, 2023, related party expenses also included $1.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in management fees for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily relates to a decrease in our weighted average stockholders’ equity for the six months ended June 30, 2024 as a result of realized losses on loans. The decrease in incentive fees for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily relates to our Core Earnings for the twelve months ended June 30, 2024 not exceeding the 8% minimum return. The increase in allocable general and administrative expenses due to our Manager for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For the three months ended June 30, 2024 and 2023, professional fees were $0.8 million and $0.6 million, respectively. The increase in professional fees for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 relates to an increase in our use of third-party professionals due to changes in transaction activity year over year. For both the three months ended June 30, 2024 and 2023, general and administrative expenses were $2.0 million.

For the six months ended June 30, 2024 and 2023, professional fees were $1.3 million and $1.4 million, respectively, which was relatively consistent year over year. For the six months ended June 30, 2024 and 2023, general and administrative expenses were $4.0 million and $3.7 million, respectively. The increase in general and administrative expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 relates to an increase in stock-based compensation expense due to restricted stock and restricted stock unit awards granted after June 30, 2023.

    Expenses From Real Estate Owned

For the three and six months ended June 30, 2024, expenses from real estate owned was comprised of the following ($ in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Mixed-use property operating expenses	$1,119	$2,140
Office property operating expenses	108	108
Depreciation and amortization expense	999	2,014
Expenses from real estate owned	$2,226	$4,262

For the three and six months ended June 30, 2024, mixed-use property operating expenses were $1.1 million and $2.1 million, respectively. For the three and six months ended June 30, 2023, there were no mixed-use property operating expenses incurred as we acquired legal title to the mixed-use property on September 8, 2023. Mixed-use property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our mixed-use property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.

For both the three and six months ended June 30, 2024, office property operating expenses were $0.1 million, which consists of operating expenses for the period from June 12, 2024, the date on which we acquired the office property, to June 30, 2024. For both the three and six months ended June 30, 2023, there were no office property operating expenses incurred as we did not acquire legal title to the office property until June 12, 2024. Office property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our office property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.

For the three and six months ended June 30, 2024, depreciation and amortization expense was $1.0 million and $2.0 million, respectively, and relates primarily to our mixed-use property that was acquired on September 8, 2023. As the office property is classified as real estate owned held for sale, we are not depreciating or amortizing the carrying value of the office property. We had no depreciation and amortization expense for both the three and six months ended June 30, 2023.

Provision for Current Expected Credit Losses

For the three months ended June 30, 2024 and 2023, the provision for current expected credit losses was $(2.4) million and $20.1 million, respectively. The decrease in the provision for current expected credit losses for the three months ended June 30, 2024 is primarily due to a realized loss on a risk rated “5” loan, resulting in a reversal of the associated CECL Reserve, and shorter average remaining loan term during the three months ended June 30, 2024. These factors were partially offset by an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan-specific factors during the three months ended June 30, 2024. The increase in the provision for current expected credit losses for the three months ended June 30, 2023 was primarily due an increase in the CECL reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan-specific factors, partially offset by shorter average remaining loan term and loan repayments during the three months ended June 30, 2023.

For the six months ended June 30, 2024 and 2023, the provision for current expected credit losses was $(24.6) million and $41.1 million, respectively. The decrease in the provision for current expected credit losses for the six months ended June 30, 2024 is primarily due to realized losses on three risk rated “5” loans, resulting in a reversal of associated CECL Reserves, shorter average remaining loan term and loan repayments during the six months ended June 30, 2024. These factors were partially offset by an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan-specific factors during the six months ended June 30, 2024. The increase in the provision for current expected credit losses for the six months ended June 30, 2023 was primarily due to an increase in the CECL reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan-specific factors partially offset by shorter average remaining loan term and loan repayments during the six months ended June 30, 2023.

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

Realized Losses on Loans

In December 2023, we entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $37.9 million, which was collateralized by a mixed-use property located in California. As of December 31, 2023, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and was carried at the lower of carrying value or fair value in our consolidated balance sheets. We recognized an unrealized loss of $1.0 million in our consolidated statements of operations upon reclassifying the loan to held for sale as the carrying value of the senior mortgage loan exceeded fair value as determined by the agreed upon sale price of the loan and loan reserves. In January 2024, we closed the sale of the senior mortgage loan. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the March 2023 maturity date. This $1.0 million unrealized loss was realized during the six months ended June 30, 2024.

In February 2024, we received a discounted payoff on a senior mortgage loan with outstanding principal of $18.8 million, which was collateralized by a multifamily property located in Washington. The discounted payoff was received in conjunction with a short sale of the multifamily property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the September 2023 maturity date. For the six months ended June 30, 2024, we recognized a realized loss of $1.7 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the carrying value exceeded the net proceeds from the payoff of the loan.

In March 2024, we received a discounted payoff on a senior mortgage loan with outstanding principal of $56.9 million, which was collateralized by an office property located in Illinois. The discounted payoff was received in conjunction with a short sale of the office property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the

February 2024 maturity date. For the six months ended June 30, 2024, we recognized a realized loss of $43.1 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the carrying value exceeded the net proceeds from the payoff of the loan.

On June 12, 2024, we acquired legal title to an office property located in California through a foreclosure. Prior to June 12, 2024, the office property collateralized a $33.2 million senior mortgage loan held by us that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, we derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned. As we expect to complete a sale of the office property within the next twelve months, the office property is classified as real estate owned held for sale and is carried at its estimated fair value at acquisition, less costs to sell. For both the three and six months ended June 30, 2024, we recognized a realized loss of $16.4 million in our consolidated statements of operations on the derecognition of the senior mortgage loan as the estimated fair value less costs to sell of the office property of $14.5 million and the net operating assets and liabilities held at the office property of $(0.1) million at acquisition was less than the $30.8 million cost basis of the senior mortgage loan.

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

Change in Unrealized Losses on Loans Held for Sale

In January 2024, we closed the sale of the senior mortgage loan that was classified as held for sale as of December 31, 2023 and the $1.0 million unrealized loss related to this senior mortgage loan for the year ended December 31, 2023 was realized during the six months ended June 30, 2024.

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

We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As a result of the current macroeconomic environment, borrowers may be unable to make interest and principal payments timely, including at the maturity date of the borrower’s loan. We increase our CECL Reserve from time to time, as necessary, to reflect this risk. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. For example, certain of our Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio and loan concentration. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. If we experience borrower default as a result of the current macroeconomic conditions, we may not be able to negotiate modifications to our borrowings with our lenders or receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

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

As of August 2, 2024, we had approximately $110 million in liquidity including $60 million of unrestricted cash and $50 million of availability under our Secured Funding Agreements.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2024 and 2023 ($ in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net income (loss)	$(18,448)	$(8,638)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	38,493	31,794
Net cash provided by (used in) operating activities	20,045	23,156
Net cash provided by (used in) investing activities	133,721	89,302
Net cash provided by (used in) financing activities	(193,576)	(111,133)
Change in cash and cash equivalents	$(39,810)	$1,325

During the six months ended June 30, 2024 and 2023, cash and cash equivalents increased (decreased) by $(39.8) million and $1.3 million, respectively.

Operating Activities

For the six months ended June 30, 2024 and 2023, net cash provided by operating activities totaled $20.0 million and $23.2 million, respectively. For the six months ended June 30, 2024, adjustments to net loss related to operating activities included the provision for current expected credit losses of $24.6 million, accretion of discounts, deferred loan origination fees and costs of $2.5 million, amortization of deferred financing costs of $2.4 million, change in other assets of $1.4 million and realized losses on loans of $62.1 million. For the six months ended June 30, 2023, adjustments to net loss related to operating activities primarily included the provision for current expected credit losses of $41.1 million, accretion of discounts, deferred loan origination fees and costs of $3.4 million, amortization of deferred financing costs of $1.9 million, change in other assets of $15.7 million and realized losses on loans of $5.6 million.

Investing Activities

For the six months ended June 30, 2024 and 2023, net cash provided by investing activities totaled $133.7 million and $89.3 million, respectively. This change in net cash provided by investing activities was a result of the cash received from principal collections and cost-recovery proceeds on loans held for investment and from the sale of loans held for sale exceeding the cash used for the origination and funding of loans held for investment for the six months ended June 30, 2024.

Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities totaled $193.6 million and was related to repayments of our Secured Funding Agreements of $26.7 million, repayments of debt of consolidated VIEs of $135.1 million, repayments of our Secured Term Loan of $10.0 million and dividends paid of $32.0 million, partially offset by proceeds from our Secured Funding Agreements of $12.8 million. For the six months ended June 30, 2023, net cash used in financing activities totaled $111.1 million and related to repayments of our Secured Funding Agreements of $38.9 million, repayments of debt of consolidated VIEs of $42.9 million, dividends paid of $38.7 million and repurchases of our common stock of $4.6 million, partially offset by proceeds from our Secured Funding Agreements of $15.0 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	June 30, 2024					December 31, 2023
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$216,487	SOFR+1.50 to 3.75%	December 15, 2025	(1)	$450,000	$208,540	SOFR+1.50 to 3.75%	December 15, 2025	(1)
Citibank Facility	325,000	204,104	SOFR+1.50 to 2.10%	January 13, 2025	(2)	325,000	221,604	SOFR+1.50 to 2.10%	January 13, 2025	(2)
CNB Facility	75,000	—	SOFR+3.25%	March 10, 2025	(3)	75,000	—	SOFR+2.65%	March 11, 2024	(3)
MetLife Facility (4)	—	—	—	—	(4)	180,000	—	SOFR+2.50%	August 13, 2024
Morgan Stanley Facility	250,000	205,345	SOFR+1.60 to 3.10%	July 16, 2025	(5)	250,000	209,673	SOFR+1.60 to 3.10%	July 16, 2025	(5)
Subtotal	$1,100,000	$625,936				$1,280,000	$639,817

Notes Payable	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(6)	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(6)

Secured Term Loan	$140,000	$140,000	4.50%	November 12, 2026	(7)	$150,000	$150,000	4.50%	November 12, 2026	(7)
Total	$1,345,000	$870,936				$1,535,000	$894,817
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
(3)In January 2024, we amended the CNB Facility to, among other things: (1) extend the initial maturity date of the CNB Facility to March 10, 2025, subject to one 12-month extension, which may be exercised at our option if certain conditions described in the CNB Facility are met, including applicable extension fees being paid, which, if exercised, would extend the maturity date to March 10, 2026 and (2) set the interest rate on advances under the CNB Facility to a per annum rate equal to the sum of, at our option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus

2.25%, in each case, subject to an interest rate floor. Amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of June 30, 2024, there was approximately $50.0 million immediately available under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(4)In May 2024, we elected to terminate the MetLife Facility prior to its scheduled maturity on August 13, 2024 as the facility had no outstanding balance.
(5)The master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”) is subject to one 12-month extension, which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid.
(6)A wholly owned subsidiary of ours is party to a Credit and Security Agreement with the lender referred to therein, which provides for a $105.0 million note (the “Notes Payable”). The $105.0 million note is subject to two 12-month extensions, each of which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid.
(7)The maturity date of the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”) is November 12, 2026. In May 2024, we amended the Secured Term Loan to, among other things: (1) change the schedule of interest rate increases on advances under the Secured Term Loan to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months and (2) add a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $135.0 million as of August 1, 2024, (ii) $130.0 million as of November 1, 2024, (iii) $120.0 million as of February 1, 2025, (iv) $110.0 million as of May 1, 2025, (v) $100.0 million as of August 1, 2025 and (vi) $90.0 million as of November 1, 2025. In connection with the amendment and concurrently therewith, we paid down $10.0 million of outstanding principal on the Secured Term Loan at par and thus, the total commitment of the Secured Term Loan was reduced to $140.0 million.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of June 30, 2024, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of June 30, 2024, the carrying amount and outstanding principal of our CLO Securitizations was $588.4 million and $588.9 million, respectively. See Note 15 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitizations.

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

Interest Rate Effect on Net Income

Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day SOFR as of June 30, 2024 and (2) no change in the outstanding principal balance of our loans held for investment portfolio, loans held for sale, available-for-sale debt securities and borrowings as of June 30, 2024 ($ in millions):

Change in 30-Day SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$3.7
Up 50 basis points	$1.9
SOFR at 0 basis points	$(7.5)
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we, our executive officers, directors and our Manager, and its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our loans, and, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us or our Manager. As of June 30, 2024, we were not subject to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
April 1, 2024 - April 30, 2024	—	—	—	$50,000
May 1, 2024 - May 31, 2024	—	—	—	50,000
June 1, 2024 - June 30, 2024	—	—	—	50,000
Total	—		—
_____________________________
(1)    On July 25, 2023, our board of directors renewed the Repurchase Program of up to $50.0 million, which was expected to be in effect until July 31, 2024, or until the approved dollar amount had been used to repurchase shares. On July 31, 2024, our board of directors further renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. As of June 30, 2024, $50.0 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Chief Financial Officer and Chief Operating Officer Appointments

On August 2, 2024, our board of directors appointed Tae-Sik Yoon as Chief Operating Officer of the Company and Jeffrey Gonzales as Chief Financial Officer and Treasurer of the Company, each effective as of August 30, 2024.

Mr. Gonzales, 40, has served as our Controller since 2015. Mr. Gonzales also serves as a Managing Director and Controller in the Ares Finance and Accounting Department and has served in various senior finance and accounting roles both at the Company and in the Ares Real Assets Group. Prior to joining Ares in 2013, Mr. Gonzales worked in the Financial Services Assurance practice of Deloitte & Touche LLP. Mr. Gonzales holds a Bachelor's Degree in Accounting from Santa Clara University and is a Certified Public Accountant.

Mr. Yoon’s biographical information, including his age and business experience, is set forth in the section entitled “Executive Officers” in the Company’s definitive proxy statement filed with the SEC on April 4, 2024. Such information is by this reference incorporated herein.

A description of related party transactions between Ares and the Company is included in the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement filed with the SEC on April 4, 2024. Such information is by this reference incorporated herein.

Updates to Financing Agreements

On August 2, 2024, we, as guarantor, and each of our wholly-owned subsidiaries, ACRC Lender C LLC and ACRC Lender MS LLC, respectively, entered into amendments to each of the Citibank Facility and the Morgan Stanley Facility, respectively, to reduce the required minimum Tangible Net Worth (as defined in each of the respective amendments to the guaranty agreement for the Citibank Facility and Morgan Stanley Facility) covenant to $500 million.

On August 2, 2024, we, as guarantor, and our wholly-owned subsidiary, ACRC Lender LLC, entered into an amendment to the CNB Facility. The purpose of the amendment was to, among other things, (i) reduce the required minimum Tangible Net Worth (as defined in the amendment to the guaranty agreement for the CNB Facility) covenant to $500 million, (ii) increase the required minimum total Asset (as defined in the amendment to the credit agreement for the CNB Facility) value covenant to $635 million and (iii) modify the advance rate of the borrowing base in accordance with the thresholds described in the CNB Facility.

On August 2, 2024, we, as guarantor, and our wholly-owned subsidiary, ACRC Lender W LLC, entered into an amendment to the Wells Fargo Facility. The purpose of the amendment was to, among other things, reduce the required minimum Tangible Net Worth (as defined in the amendment to the guaranty agreement for the Wells Fargo Facility) covenant to the sum of (i) $500 million plus (ii) at any time that the aggregate outstanding principal amount of debt of the Company and its subsidiaries exceeds $1.8 billion, 80% of the net proceeds (after the deduction of all related transaction costs) of all issuances of equity by the Company occurring after August 2, 2024.

The foregoing descriptions of the amendments to the Citibank Facility, the Morgan Stanley Facility, the CNB Facility and the Wells Fargo Facility are only a summary of the material provisions of the amendments and are qualified in their entirety by reference to the copies of such amendments, which are filed herewith as Exhibits 10.1, 10.2, 10.3 and 10.4, and by this reference incorporated herein.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (2)
10.1	Fourth Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of August 2, 2024, by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A, a national banking association, as buyer, and ACRC Lender C LLC, as Seller.
10.2	Third Amendment to Parent Guaranty and Indemnity, dated as of August 2, 2024, by and among Morgan Stanley Bank, N.A., a national banking association, as buyer, ACRC Lender MS LLC, as Seller, and Ares Commercial Real Estate Corporation as guarantor.
10.3	Amendment Number Ten to Credit Agreement and Amendment Number Four to General Continuing Guaranty, dated as of August 2, 2024, by and among the Lenders, City National Bank, a national banking association, as agent, ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor.
10.4	Amendment No. 2 to Second Amended and Restated Guarantee Agreement, dated as of August 2, 2024, by and among ACRC Lender W, LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller, Ares Commercial Real Estate Corporation, as guarantor, and Wells Fargo Bank, National Association, a national banking association, as buyer.
10.5*	Second Amendment to Ares Commercial Real Estate Corporation Amended and Restated Equity Incentive Plan. (3)
10.6*	Amendment Number Two to Third Amended and Restated Master Repurchase and Securities Contract and Amendment No. 1 to Second Amended and Restated Guarantee Agreement, dated as of April 19, 2024, by and among ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as buyer. (4)
10.7*	Third Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of April 23, 2024 by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A., a national banking association as buyer, and ACRC Lender C, LLC, as Seller. (5)
10.8*	Amendment Number Three to General Continuing Guaranty, dated as of April 26, 2024, by and among City National Bank, a national banking association, as administrative agent, Ares Commercial Real Estate Corporation as guarantor, and the lenders party thereto. (6)
10.9*	First Amendment to Guaranty of Recourse Obligations, dated as of May 6, 2024, by and between Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, a national banking association, as administrative agent for the benefit of the Lenders, and as Lender. (7)
10.10*	Fourth Amendment to Master Repurchase and Securities Contract and Second Amendment of Parent Guaranty and Indemnity, dated as of May 6, 2024, by and among Morgan Stanley Bank, N.A., a national banking association, as buyer, ACRC Lender MS LLC, as seller, and Ares Commercial Real Estate Corporation, as guarantor. (8)
10.11*	First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of May 8, 2024, by and among Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower, and ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors. (9)

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2023.
(3)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A for its 2024 Annual Meeting of Stockholders filed on April 4, 2024.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024.
(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024.
(7)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024.
(8)	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024.
(9)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	August 6, 2024	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2024	By:	/s/ Tae-Sik Yoon
Tae-Sik Yoon
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)