Form 10-Q
period 2024-09-30
Ares Commercial Real Estate Corp
filed 2024-11-07
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2024
Common stock, $0.01 par value	54,542,178

Page
Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	5
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	6
Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	7
Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 (unaudited) and the Year Ended December 31, 2023	8
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	9
Notes to Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	56
Part II. Other Information
Item 1. Legal Proceedings	56
Item 1A. Risk Factors	57
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3. Defaults Upon Senior Securities	57
Item 4. Mine Safety Disclosures	57
Item 5. Other Information	57
Item 6. Exhibits	58
Signatures	59

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including:

•global economic trends and economic conditions, including high inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, as well as geopolitical instability, including conflicts between Russia and Ukraine and in the Middle East;

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

PART I - FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$68,881	$110,459
Restricted cash ($3,466 related to consolidated VIEs as of September 30, 2024)	3,466	—
Loans held for investment ($658,956 and $892,166 related to consolidated VIEs, respectively)	1,812,773	2,126,524
Current expected credit loss reserve	(144,068)	(159,885)
Loans held for investment, net of current expected credit loss reserve	1,668,705	1,966,639
Loans held for sale ($38,981 related to consolidated VIEs as of December 31, 2023)	—	38,981
Investment in available-for-sale debt securities, at fair value	27,005	28,060
Real estate owned held for investment, net ($59,953 related to consolidated VIEs as of September 30, 2024)	140,912	83,284
Real estate owned held for sale ($14,509 related to consolidated VIEs as of September 30, 2024)	14,509	—
Other assets ($2,094 and $3,690 of interest receivable related to consolidated VIEs, respectively; $32,002 of other receivables related to consolidated VIEs as of December 31, 2023)	17,125	52,354
Total assets	$1,940,603	$2,279,777
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$640,610	$639,817
Notes payable	—	104,662
Secured term loan	127,828	149,393
Collateralized loan obligation securitization debt (consolidated VIEs)	574,896	723,117
Due to affiliate	4,106	4,135
Dividends payable	13,809	18,220
Other liabilities ($1,686 and $2,263 of interest payable related to consolidated VIEs, respectively)	15,601	14,584
Total liabilities	1,376,850	1,653,928
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2024 and December 31, 2023 and 54,532,393 and 54,149,225 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	532	532
Additional paid-in capital	815,802	812,184
Accumulated other comprehensive income	190	153
Accumulated earnings (deficit)	(252,771)	(187,020)
Total stockholders' equity	563,753	625,849
Total liabilities and stockholders' equity	$1,940,603	$2,279,777

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Interest income	$39,345	$52,819	$124,225	$154,260
Interest expense	(27,401)	(29,745)	(83,703)	(79,695)
Net interest margin	11,944	23,074	40,522	74,565
Revenue from real estate owned	4,709	809	11,619	809
Total revenue	16,653	23,883	52,141	75,374
Expenses:
Management and incentive fees to affiliate	2,654	2,974	8,114	9,317
Professional fees	681	682	1,971	2,080
General and administrative expenses	1,939	1,691	5,978	5,414
General and administrative expenses reimbursed to affiliate	871	775	3,280	2,617
Expenses from real estate owned	3,164	480	7,426	480
Total expenses	9,309	6,602	26,769	19,908
Provision for current expected credit losses	7,461	3,227	(17,182)	44,373
Realized losses on loans	5,766	4,886	67,879	10,499
Change in unrealized losses on loans held for sale	—	—	(995)	—
Income (loss) before income taxes	(5,883)	9,168	(24,330)	594
Income tax expense (benefit), including excise tax	(3)	(16)	(1)	48
Net income (loss) attributable to common stockholders	$(5,880)	$9,184	$(24,329)	$546
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.11)	$0.17	$(0.45)	$0.01
Diluted earnings (loss) per common share	$(0.11)	$0.17	$(0.45)	$0.01
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	54,464,147	54,085,035	54,429,014	54,339,441
Diluted weighted average shares of common stock outstanding	54,464,147	54,796,413	54,429,014	55,043,206
Dividends declared per share of common stock	$0.25	$0.33	$0.75	$1.03

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$(5,880)	$9,184	$(24,329)	$546
Other comprehensive income (loss):
Realized and unrealized gains (losses) on derivative financial instruments	—	(480)	—	(7,056)
Unrealized gains (losses) on available-for-sale debt securities	(3)	159	37	181
Comprehensive income (loss)	$(5,883)	$8,863	$(24,292)	$(6,329)

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	54,443,983	$537	$812,788	$7,541	$(73,326)	$747,540
Stock‑based compensation	162,843	—	960	—	—	960
Other comprehensive loss	—	—	—	(4,412)	—	(4,412)
Net income (loss)	—	—	—	—	(6,439)	(6,439)
Dividends declared	—	—	—	—	(19,346)	(19,346)
Balance at March 31, 2023	54,606,826	$537	$813,748	$3,129	$(99,111)	$718,303
Offering costs	—	—	4	—	—	4
Stock‑based compensation	65,412	—	1,004	—	—	1,004
Repurchase and retirement of common stock	(535,965)	(5)	(4,595)	—	—	(4,600)
Other comprehensive loss	—	—	—	(2,142)	—	(2,142)
Net income (loss)	—	—	—	—	(2,198)	(2,198)
Dividends declared	—	—	—	—	(19,180)	(19,180)
Balance at June 30, 2023	54,136,273	$532	$810,161	$987	$(120,489)	$691,191
Stock‑based compensation	—	—	986	—	—	986
Other comprehensive loss	—	—	—	(321)	—	(321)
Net income (loss)	—	—	—	—	9,184	9,184
Dividends declared	—	—	—	—	(18,082)	(18,082)
Balance at September 30, 2023	54,136,273	$532	$811,147	$666	$(129,387)	$682,958
Offering costs	—	—	(4)	—	—	(4)
Stock‑based compensation	12,952	—	1,041	—	—	1,041
Other comprehensive loss	—	—	—	(513)	—	(513)
Net income (loss)	—	—	—	—	(39,414)	(39,414)
Dividends declared	—	—	—	—	(18,219)	(18,219)
Balance at December 31, 2023	54,149,225	$532	$812,184	$153	$(187,020)	$625,849
Stock‑based compensation	273,388	—	1,284	—	—	1,284
Other comprehensive income	—	—	—	81	—	81
Net income (loss)	—	—	—	—	(12,323)	(12,323)
Dividends declared	—	—	—	—	(13,802)	(13,802)
Balance at March 31, 2024	54,422,613	$532	$813,468	$234	$(213,145)	$601,089
Stock‑based compensation	96,114	—	1,152	—	—	1,152
Other comprehensive loss	—	—	—	(41)	—	(41)
Net income (loss)	—	—	—	—	(6,125)	(6,125)
Dividends declared	—	—	—	—	(13,812)	(13,812)
Balance at June 30, 2024	54,518,727	$532	$814,620	$193	$(233,082)	$582,263
Stock‑based compensation	13,666	—	1,182	—	—	1,182
Other comprehensive loss	—	—	—	(3)	—	(3)
Net income (loss)	—	—	—	—	(5,880)	(5,880)
Dividends declared	—	—	—	—	(13,809)	(13,809)
Balance at September 30, 2024	54,532,393	$532	$815,802	$190	$(252,771)	$563,753

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income (loss)	$(24,329)	$546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	3,950	2,851
Accretion of discounts, deferred loan origination fees and costs	(3,688)	(4,865)
Stock-based compensation	3,617	2,950
Depreciation and amortization of real estate owned	2,521	206
Provision for current expected credit losses	(17,182)	44,373
Realized losses on loans	67,879	10,499
Change in unrealized losses on loans held for sale	(995)	—
Amortization of derivative financial instruments	—	(816)
Changes in operating assets and liabilities:
Other assets	(1,645)	(18,896)
Due to affiliate	(29)	(1,488)
Other liabilities	(1,622)	1,342
Net cash provided by (used in) operating activities	28,477	36,702
Investing activities:
Issuance of and fundings on loans held for investment	(34,362)	(181,280)
Principal collections and cost-recovery proceeds on loans held for investment	244,909	184,457
Proceeds from sale of loans held for sale	38,981	37,200
Receipt of origination and other loan fees	993	1,236
Principal repayment of available-for-sale debt securities	1,111	—
Restricted cash assumed from acquisition of real estate owned	3,614	—
Net cash provided by (used in) investing activities	255,246	41,613
Financing activities:
Proceeds from secured funding agreements	114,464	43,327
Repayments of secured funding agreements	(113,671)	(94,051)
Repayments of notes payable	(105,000)	—
Repayments of secured term loan	(20,000)	—
Payment of secured funding costs	(3,087)	(2,359)
Repayments of debt of consolidated VIEs	(148,710)	(43,020)
Dividends paid	(45,831)	(57,873)
Repurchase of common stock	—	(4,600)
Net cash provided by (used in) financing activities	(321,835)	(158,576)
Change in cash, cash equivalents and restricted cash	(38,112)	(80,261)
Cash, cash equivalents and restricted cash, beginning of period	110,459	141,278
Cash, cash equivalents and restricted cash, end of period	$72,347	$61,017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$68,881	$61,017
Restricted cash	3,466	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$72,347	$61,017
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$13,809	$18,082

Other receivables related to consolidated VIEs	$—	$99,418
Assumption of real estate owned	$74,659	$—
Assumption of other assets related to real estate owned	$397	$—
Assumption of other liabilities related to real estate owned	$4,280	$—
Transfer of senior mortgage loans to real estate owned	$96,543	$—
See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2024
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

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2024, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of September 30, 2024 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

Restricted Cash

Restricted cash includes funds on deposit with financial institutions related to real estate owned properties that are held in the Company’s consolidated VIEs.

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

    Revenue from real estate owned represents revenue associated with the operations of a mixed-use property acquired in September 2023, and two office properties acquired in June 2024 and September 2024, respectively, which are all classified as real estate owned.

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

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt and the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) in net interest margin. For the three and nine months ended September 30, 2024 and 2023, interest expense is comprised of the following ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Secured funding agreements	$12,670	$13,157	$38,290	$38,549
Notes payable	1,830	1,998	5,826	5,661
Securitization debt	10,902	13,304	33,986	37,338
Secured term loan	1,999	1,774	5,601	5,262
Other (1)	—	(488)	—	(7,115)
Interest expense	$27,401	$29,745	$83,703	$79,695
______________________________
(1)    Represents the net interest expense recognized from the Company’s derivative financial instruments upon periodic settlement.
Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and OCI that are excluded from net income (loss).

Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 Disaggregation of Income Statement Expenses, which intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion) included in expense captions on the statement of operations. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026. The Company is currently assessing this guidance and determining the impact on the Company’s consolidated financial statements.

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2024, the Company’s portfolio included 40 loans held for investment, excluding 174 loans that were repaid, sold or converted to real estate owned since inception. The aggregate originated commitment under these loans at closing was approximately $2.0 billion and outstanding principal was $1.8 billion as of September 30, 2024. During the nine months ended September 30, 2024, the Company funded approximately $36.8 million of outstanding principal, received repayments of $202.8 million of outstanding principal and converted two loans with outstanding principal of $101.8 million to real estate owned. As of September 30, 2024, 66.1% of the Company’s loans have Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 1.08%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2024 and December 31, 2023 ($ in thousands):

	As of September 30, 2024
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,768,984	$1,799,286	7.5%	(2)	9.0%	(3)	0.9
Subordinated debt and preferred equity investments	43,789	49,130	6.2%	(2)	14.8%	(3)	1.4
Total loans held for investment portfolio	$1,812,773	$1,848,416	7.5%	(2)	9.0%	(3)	0.9

	As of December 31, 2023
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$2,090,146	$2,118,947	7.5%	(2)	9.3%	(3)	1.1
Subordinated debt and preferred equity investments	36,378	39,098	8.1%	(2)	15.3%	(3)	1.8
Total loans held for investment portfolio	$2,126,524	$2,158,045	7.5%	(2)	9.4%	(3)	1.1
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2024 and December 31, 2023 as weighted by the total outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of September 30, 2024 and December 31, 2023 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2024 and December 31, 2023).

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of September 30, 2024 is as follows ($ in millions):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$162.6	$152.1	(5)	—%	(5)	Mar 2025		I/O
Multifamily	NY	132.2	131.8	S+3.90%	9.2%		Jun 2025		I/O
Residential/Condo	NY	109.5	94.1	S+8.95%	—%	(7)	Dec 2025	(7)	I/O
Industrial	IL	100.7	100.7	S+4.65%	11.1%		Nov 2024	(8)	I/O
Office	Diversified	88.9	88.8	S+3.75%	8.9%		Jan 2025		P/I	(6)
Mixed-use	NY	77.2	77.0	S+3.75%	8.9%		Jul 2025	(9)	I/O
Residential/Condo	FL	75.0	75.0	S+5.35%	10.2%		Jul 2025	(10)	I/O
Office	AZ	74.5	74.5	S+3.61%	8.9%		Oct 2024		I/O
Office	NC	70.6	70.5	S+3.65%	8.5%		Aug 2028	(11)	I/O
Multifamily	TX	68.5	68.5	S+2.95%	8.2%		Dec 2024		I/O
Multifamily/Office	SC	67.0	67.0	S+3.00%	8.1%		Nov 2024		I/O
Office	NY	59.0	59.0	S+2.65%	7.5%	(12)	Jul 2027	(12)	I/O
Hotel	CA	58.6	58.5	S+4.20%	9.5%		Mar 2025		I/O
Multifamily	OH	57.3	56.9	S+3.05%	8.3%		Oct 2026		I/O
Office	IL	55.9	55.9	S+4.25%	9.6%		Jan 2025		P/I	(6)
Hotel	NY	55.5	55.3	S+4.40%	9.6%		Mar 2026		I/O
Office (Life Sciences)	MA	51.5	51.0	S+3.75%	9.2%		Apr 2026	(13)	I/O
Office	GA	48.2	48.2	S+3.15%	8.3%		Dec 2024		P/I	(6)
Industrial	MA	47.5	47.3	S+2.90%	7.9%		Jun 2028		I/O
Mixed-use	TX	35.3	35.3	S+3.85%	9.5%		Dec 2024	(14)	I/O
Multifamily	CA	31.7	31.6	S+3.00%	8.1%		Dec 2025		I/O
Multifamily	PA	28.2	28.2	S+2.50%	7.3%		Dec 2025		I/O
Industrial	NJ	27.8	27.8	S+3.85%	10.8%		Nov 2024	(15)	I/O
Industrial	FL	25.5	25.4	S+3.00%	8.1%		Dec 2025		I/O
Multifamily	WA	23.1	23.1	S+3.00%	8.0%		Nov 2025		I/O
Multifamily	TX	23.1	23.1	S+2.60%	7.8%		Oct 2024		I/O
Office	CA	20.3	20.2	S+3.50%	8.6%		Nov 2025		P/I	(6)
Industrial	CA	19.6	17.9	S+3.85%	—%	(16)	Nov 2024	(16)	I/O
Student Housing	AL	19.5	19.4	S+3.95%	10.1%		Dec 2024	(17)	P/I	(6)
Self Storage	PA	18.2	18.1	S+3.00%	8.1%		Dec 2025		I/O
Self Storage	NJ	17.6	17.5	S+2.90%	8.5%		Apr 2025		I/O
Self Storage	WA	11.5	11.5	S+2.90%	8.5%		Mar 2025		I/O
Self Storage	IN	10.9	10.9	S+3.60%	8.6%		Jun 2026		I/O
Self Storage	MA	7.7	7.7	S+3.00%	8.1%		Nov 2024		I/O
Self Storage	MA	6.8	6.8	S+3.00%	8.1%		Oct 2024		I/O
Industrial	TN	6.4	6.4	S+5.60%	10.8%		Nov 2024		I/O
Self Storage	NJ	5.9	5.9	S+3.00%	8.1%		Jul 2025	(18)	I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	SC	20.6	20.6	S+9.53%	14.8%		Sep 2025	(19)	I/O
Office	NJ	18.5	15.7	12.00%	—%	(20)	Jan 2026		I/O
Office	NY	10.0	7.6	5.50%	—%	(12)	Jul 2027	(12)	I/O
Total/Weighted Average		$1,848.4	$1,812.8		7.5%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on SOFR as of September 30, 2024 or the SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2024 as weighted by the outstanding principal balance of each loan.

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
(5)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The senior and mezzanine loans were both on non-accrual status as of September 30, 2024 and the Unleveraged Effective Yield is not applicable. For both the three and nine months ended September 30, 2024, the Company received $1.8 million of interest payments in cash on the senior loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(6)In January 2023, amortization began on the senior Georgia loan, which had an outstanding principal balance of $48.2 million as of September 30, 2024. In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $88.9 million as of September 30, 2024. In December 2023, amortization began on the senior California loan, which had an outstanding principal balance of $20.3 million as of September 30, 2024. In June 2024, amortization began on the senior Alabama loan, which had an outstanding principal balance of $19.5 million as of September 30, 2024. In August 2024, amortization began on the senior Illinois loan, which had an outstanding principal balance of $55.9 million as of September 30, 2024. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(7)The New York loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior and mezzanine positions each have a per annum interest rate of S + 8.95%. The senior and mezzanine loans were both on non-accrual status as of September 30, 2024 and the Unleveraged Effective Yield is not applicable. In March 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the New York loan from April 2024 to December 2025.
(8)In May 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Illinois loan from May 2024 to November 2024.
(9)In July 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior New York loan from July 2024 to July 2025.
(10)In July 2024, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior Florida loan to July 2025.
(11)In June 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior North Carolina loan from August 2024 to August 2028.
(12)In March 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, split the existing senior New York loan, which was on non-accrual status and had an outstanding principal balance of $73.8 million at the time of the modification, into a senior A-Note with an outstanding principal balance of $60.0 million and a subordinated B-Note with an outstanding principal balance of $13.8 million. In conjunction with the modification, the borrower repaid the outstanding principal of the senior A-Note down to $59.0 million and the subordinated B-Note down to $9.8 million. The subordinated B-Note is subordinate to new sponsor equity related to the loan paydown and additional capital contributions. In addition, the maturity date of the senior A-Note and the subordinated B-Note was extended from August 2025 to July 2027. The senior A-Note has a per annum interest rate of S + 2.65% and the subordinated B-Note has a fixed per annum interest rate of 5.50%. During the nine months ended September 30, 2024, the senior A-Note, which had an outstanding principal balance of $59.0 million as of September 30, 2024, was restored to accrual status. As of September 30, 2024, the subordinated B-Note, which had an outstanding principal balance of $10.0 million, was on non-accrual status and therefore, the Unleveraged Effective Yield is not applicable. As of September 30, 2024, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated B-Note.
(13)In June 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Massachusetts loan from April 2025 to April 2026.
(14)In September 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Texas loan from September 2024 to December 2024.
(15)In May 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior New Jersey loan from May 2024 to August 2024. In addition, in July 2024, the borrower exercised a three-month extension option in accordance with the modification and extension agreement, which extended the maturity date on the senior New Jersey loan from August 2024 to November 2024.
(16)Loan was on non-accrual status as of September 30, 2024 and the Unleveraged Effective Yield is not applicable. The Company and the borrower entered into a modification and extension agreement that was effective in September 2024 to, among other things, extend the maturity date on the senior California loan from September 2024 to November 2024. For the three and nine months ended September 30, 2024, the Company received $0.3 million and $1.2 million, respectively, of interest payments in cash on the senior California loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.

(17)In May 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Alabama loan from May 2024 to December 2024.
(18)In May 2024, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior New Jersey loan to July 2025.
(19)As of June 30, 2024, the Company intended to sell the mezzanine South Carolina loan to a third party and the loan was classified as held for sale and was carried at its carrying value, which was equal to fair value, in the Company’s consolidated balance sheets. As of September 30, 2024, the Company no longer had plans to sell the mezzanine South Carolina loan and it was reclassified to held for investment. The Company did not recognize any gain or loss upon reclassifying the loan to held for investment as the carrying value was equal to fair value.
(20)Loan was on non-accrual status as of September 30, 2024 and the Unleveraged Effective Yield is not applicable. The mezzanine New Jersey loan is currently in default due to the borrower not making its contractual interest payments due subsequent to the December 2023 interest payment date. For the nine months ended September 30, 2024, the Company received $222 thousand of interest payments in cash on the mezzanine New Jersey loan that was recognized as a reduction to the carrying value of the loan. There were no payments received during the three months ended September 30, 2024.

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

For the nine months ended September 30, 2024, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2023	$2,126,524
Initial funding	—
Origination and other loan fees and discounts, net of costs	(1,083)
Additional funding	36,824
Amortizing payments	(11,423)
Loan payoffs (1)	(246,215)
Loans converted to real estate owned (see Note 5)	(95,522)
Origination and other loan fees and discount accretion	3,668
Balance at September 30, 2024	$1,812,773
_________________________

(1)    Amount includes the carrying value of certain loans where the carrying value exceeded the net proceeds received from the payoff of the loan. In February 2024, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $18.8 million, which was collateralized by a multifamily property located in Washington, in conjunction with a short sale of the multifamily property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the September 2023 maturity date. For the nine months ended September 30, 2024, the Company recognized a realized loss of $1.7 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan. In addition, in March 2024, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $56.9 million, which was collateralized by an office property located in Illinois, in conjunction with a short sale of the office property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2024 maturity date. For the nine months ended September 30, 2024, the Company recognized a realized loss of $43.1 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan.
Except as described in the table above listing the Company’s loans held for investment portfolio, as of September 30, 2024, all loans held for investment were paying in accordance with their contractual terms. As of September 30, 2024, the Company had five loans held for investment on non-accrual status with a carrying value of $287.4 million. As of December 31, 2023, the Company had nine loans held for investment on non-accrual status with a carrying value of $399.3 million.

4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan-specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic forecasts and inputs that reflected a blend of a stable and a weaker economic outlook in the near term; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses as of September 30, 2024 increased compared to the current estimate of expected credit losses as of June 30, 2024 primarily due to an increase in the CECL Reserves for risk rated “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, and more particularly, volatility and reduced liquidity in the office sector and other loan-specific factors during the three months ended September 30, 2024. These factors were partially offset by a realized loss on a risk rated “5” loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term and loan repayments during the three months ended September 30, 2024. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specifically identifiable reserve is warranted for a select asset.

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

As of September 30, 2024, the Company’s CECL Reserve for its loans held for investment portfolio is $146.0 million or 757 basis points of the Company’s total loans held for investment commitment balance of $1.9 billion and is bifurcated between the CECL Reserve (contra-asset) related to outstanding balances on loans held for investment of $144.1 million and a liability for unfunded commitments of $1.9 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

As of September 30, 2024, the mezzanine loan on an office property located in New Jersey with a principal balance of $18.5 million, the senior mortgage loan on an industrial property located in California with a principal balance of $19.6 million and the senior mortgage loan on an office property located in Illinois with a principal balance of $162.6 million each had a risk rating of “5.” As of September 30, 2024, each of these loans were assessed individually and the Company elected to assign CECL Reserves of $15.7 million on the New Jersey office loan, $10.5 million on the California industrial loan and $60.4 million on the Illinois office loan. The CECL Reserves for each of these loans were based on the Company’s estimate of proceeds available from the potential sale of the collateral property less the estimated costs to sell the property and such CECL Reserves are included in the Company’s total CECL Reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2024 was as follows ($ in thousands):

Balance at June 30, 2024 (1)	$137,403
Provision for current expected credit losses	6,665
Write-offs	—
Recoveries	—
Balance at September 30, 2024 (1)	$144,068

Balance at December 31, 2023 (1)	$159,885
Provision for current expected credit losses	(15,817)
Write-offs	—
Recoveries	—
Balance at September 30, 2024 (1)	$144,068
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2024 was as follows ($ in thousands):

Balance at June 30, 2024 (1)	$1,087
Provision for current expected credit losses	796
Write-offs	—
Recoveries	—
Balance at September 30, 2024 (1)	$1,883

Balance at December 31, 2023 (1)	$3,248
Provision for current expected credit losses	(1,365)
Write-offs	—
Recoveries	—
Balance at September 30, 2024 (1)	$1,883
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

As of September 30, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2024	2023	2022	2021	2020	Prior	Total
Risk rating:
1	$—	$—	$20,339	$—	$—	$—	$20,339
2	—	104,152	29,020	164,162	—	20,196	317,530
3	—	10,929	391,169	584,935	88,812	111,657	1,187,502
4	—	—	94,106	7,586	—	—	101,692
5	—	—	—	—	152,128	33,582	185,710
Total	$—	$115,081	$534,634	$756,683	$240,940	$165,435	$1,812,773

Accrued Interest Receivable

The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of September 30, 2024 and December 31, 2023, interest receivable of $9.7 million and $13.0 million, respectively, is included within other assets in the Company’s consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

5.     REAL ESTATE OWNED

On September 19, 2024, the Company acquired legal title to an office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, the Company derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. As the Company does not expect to complete a sale of the office property within the next twelve months, the office property is considered held for investment, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. For both the three and nine months ended September 30, 2024, the Company recognized a realized loss of $5.8 million on the derecognition of the senior mortgage loan as the fair value of the office property at acquisition of $60.2 million and the net operating assets and liabilities held at the office property of $(201) thousand at acquisition was less than the $65.8 million cost basis of the senior mortgage loan. Certain operating assets and liabilities of the office property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as prepaid expenses, rent receivables, straight-line rent receivables and payables and trade payables.

On June 12, 2024, the Company acquired legal title to an office property located in California through a foreclosure. Prior to June 12, 2024, the office property collateralized a $33.2 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, the Company derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned. As the Company expects to complete a sale of the office property within the next twelve months, the office property is classified as real estate owned held for sale and is carried at its estimated fair value at acquisition less costs to sell. As the office property is classified as real estate owned held for sale, the Company is not depreciating or amortizing the carrying value of the office property. For the nine months ended September 30, 2024, the Company recognized a realized loss of $16.4 million on the derecognition of the senior mortgage loan as the estimated fair value less costs to sell of the office property at acquisition of $14.5 million and the net operating assets and liabilities held at the office property of $(67) thousand at acquisition was less than the $30.8 million cost basis of the senior mortgage loan. Certain operating assets and liabilities of the office property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as prepaid expenses, rent receivables, straight-line rent receivables and payables and trade payables. As of September 30, 2024, $781 thousand of operating assets and $1.0 million of operating liabilities related to the office property that is held for sale are included in other assets and other liabilities, respectively, in the Company's consolidated balance sheets. In addition, $748 thousand of cash related to the office property that is held for sale is included in restricted cash in the Company’s consolidated balance sheets.

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

The following table summarizes the Company’s real estate owned held for investment as of September 30, 2024 and December 31, 2023 ($ in thousands):

	As of
	September 30, 2024	December 31, 2023
Land	$35,019	$21,337
Buildings and improvements	81,164	52,224
In-place lease intangibles	34,738	21,276
Above-market lease intangibles	4,634	547
Below-market lease intangibles	(11,105)	(11,084)
Total real estate owned held for investment	144,450	84,300
Less: Accumulated depreciation and amortization	(3,538)	(1,016)
Real estate owned held for investment, net	$140,912	$83,284

As of September 30, 2024 and December 31, 2023, no impairment charges have been recognized for real estate owned held for investment.

For the three and nine months ended September 30, 2024, the Company incurred net depreciation and amortization expense of $967 thousand and $2.5 million, respectively. With the exception of amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation and amortization expense is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization related to intangible assets and liabilities for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Intangible Lease Assets and Liabilities

The weighted average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s real estate owned held for investment during the three and nine months ended September 30, 2024 was 5.0 years as of the acquisition date. The weighted average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s real estate owned held for investment during the year ended December 31, 2023 was 9.3 years as of the acquisition date.

The following table summarizes the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of September 30, 2024 and December 31, 2023 ($ in thousands):

	As of September 30, 2024			As of December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Assets:
In-place lease intangibles	$34,738	$(2,635)	$32,103	$21,276	$(767)	$20,509
Above-market lease intangibles	4,634	(150)	4,484	547	(35)	512
Liabilities:
Below-market lease intangibles	(11,105)	1,094	(10,011)	(11,084)	322	(10,762)

The following table summarizes the amortization of intangible lease assets and liabilities related to real estate owned held for investment for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Consolidated Statement of Operations Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2024	2023	2024	2023
Assets:
In-place lease intangibles	Expenses from real estate owned	$708	$156	$1,868	$156
Above-market lease intangibles	Revenue from real estate owned	(60)	7	(115)	7
Liabilities:
Below-market lease intangibles	Revenue from real estate owned	258	66	772	66

The following table summarizes the estimated net amortization schedule for the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of September 30, 2024 ($ in thousands):

	In-Place	Above-Market	Below-Market
	Lease Intangibles	Lease Intangibles	Lease Intangibles
Remainder of 2024	$1,586	$272	$(262)
2025	5,633	1,066	(1,043)
2026	4,731	975	(618)
2027	3,762	705	(571)
2028	3,037	490	(542)
Thereafter	13,354	976	(6,975)
Total	$32,103	$4,484	$(10,011)

Future Minimum Lease Payments

The following table summarizes the future minimum contractual lease payments to be collected by the Company under non-cancelable operating leases related to real estate owned held for investment, excluding tenant reimbursements of expenses and variable lease payments, as of September 30, 2024 ($ in thousands):

Remainder of 2024	$4,932
2025	19,172
2026	18,875
2027	17,268
2028	15,842
Thereafter	46,643
Total	$122,732

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of September 30, 2024 and December 31, 2023, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	September 30, 2024			December 31, 2023
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$212,506	$450,000	(1)	$208,540	$450,000	(1)
Citibank Facility	228,727	325,000		221,604	325,000
CNB Facility	—	75,000	(2)	—	75,000
MetLife Facility	—	—	(3)	—	180,000
Morgan Stanley Facility	199,377	250,000		209,673	250,000
Subtotal	$640,610	$1,100,000		$639,817	$1,280,000

Notes Payable	$—	$—	(4)	$105,000	$105,000

Secured Term Loan	$130,000	$130,000	(5)	$150,000	$150,000

Total	$770,610	$1,230,000		$894,817	$1,535,000
______________________________

(1)The maximum commitment for the Wells Fargo Facility (as defined below) may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee.
(2)Amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of September 30, 2024, there was approximately $49.0 million immediately available under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(3)In May 2024, the Company elected to terminate the MetLife Facility prior to its scheduled maturity in August 2024 as the facility had no outstanding balance.
(4)In September 2024, the Company elected to repay in full through refinancing under the Citibank Facility and terminate the $105.0 million recourse note prior to its scheduled maturity in July 2025.
(5)In May 2024, the Company entered into an amendment to the Secured Term Loan (defined below) and concurrently therewith, repaid $10.0 million of outstanding principal on the Secured Term Loan at par prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan amendment. In addition, in each of August 2024 and September 2024, the Company elected to repay $5.0 million of outstanding principal on the Secured Term Loan at par prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan amendment. As of September 30, 2024, the Secured Term Loan has a total outstanding principal balance of $130.0 million.

Some of the Company’s Financing Agreements are collateralized by (i) assignments of specific loans, preferred equity or a pool of loans held for investment or loans held for sale owned by the Company, (ii) interests in the subordinated portion of the Company’s securitization debt, (iii) interests in wholly-owned entity subsidiaries that hold the Company’s loans held for investment, or (iv) available-for-sale debt securities. The Company is the borrower or guarantor under each of the Financing Agreements. Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Secured Funding Agreements used to fund them. The Company’s Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions regarding events of default that are normal and customary for similar financing arrangements.

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

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is January 13, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2027. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the three and nine months ended September 30, 2024 and 2023, the Company did not incur a non-utilization fee.

CNB Facility
The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of September 30, 2024, there was approximately $49.0 million immediately available under the CNB Facility based on the fair value of the collateral in the borrowing base at such time, which may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement. In January 2024, the Company amended the CNB Facility to, among other things: (1) extend the initial maturity date of the CNB Facility to March 10, 2025, subject to one 12-month extension, which may be exercised at the Company's option if certain conditions described in the CNB Facility are met, including applicable extension fees being paid, which, if exercised, would extend the maturity date to March 10, 2026 and (2) set the interest rate on advances under the CNB Facility to a per annum rate equal to the sum of, at the Company's option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2024, the Company incurred a non-utilization fee of $72 thousand and $214 thousand, respectively. For the three and nine months ended September 30, 2023, the Company incurred a non-utilization fee of $72 thousand and $213 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

MetLife Facility

The Company was party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company was permitted to sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which were approved by MetLife in its sole discretion. The maturity date of the MetLife Facility was August 13, 2024. On May 8, 2024, the Company elected to terminate the MetLife

Facility prior to its scheduled maturity on August 13, 2024, as the facility had no outstanding balance. There were no prepayment penalties in connection with the early termination of the facility. Advances under the MetLife Facility accrued interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.50%, subject to certain exceptions. Unless at least 65% of the MetLife Facility was utilized, unused commitments under the MetLife Facility accrued non-utilization fees at the rate of 0.25% per annum on the average daily available balance. For the three months ended September 30, 2024, the Company did not incur a non-utilization fee. For the nine months ended September 30, 2024, the Company incurred a non-utilization fee of $104 thousand. For the three and nine months ended September 30, 2023, the Company incurred a non-utilization fee of $75 thousand and $222 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
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
Notes Payable

ACRC Lender CO LLC, a wholly owned subsidiary of the Company, was party to a Credit and Security Agreement with Capital One, National Association, as administrative agent and collateral agent, and the lender referred to therein. The Credit and Security Agreement provided for a $105.0 million recourse note (the “Notes Payable”). The $105.0 million note was secured by a $133.0 million senior mortgage loan held by the Company on a multifamily property located in New York and was fully and unconditionally guaranteed by the Company pursuant to a Guaranty of Recourse Obligation (the “CapOne Guaranty”). The initial maturity date of the $105.0 million note was July 28, 2025, subject to two 12-month extensions, each of which may have been exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would have extended the maturity date to July 28, 2027. On September 13, 2024, the Company elected to repay in full and terminate the $105.0 million note prior to its scheduled maturity on July 28, 2025. There were no prepayment penalties in connection with the early termination of the $105.0 million note. The $105.0 million note accrued interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.00%.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $130.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The maturity date of the Secured Term Loan is November 12, 2026. In May 2024, the Company amended the Secured Term Loan to, among other things, (1) change the schedule of interest rate increases on advances under the Secured Term Loan to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months, (2) add a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $135.0 million as of August 1, 2024, (ii) $130.0 million as of November 1, 2024, (iii) $120.0 million as of February 1, 2025, (iv) $110.0 million as of May 1, 2025, (v) $100.0 million as of August 1, 2025 and (vi) $90.0 million as of November 1, 2025 and (3) make changes to financial covenants, including reducing the minimum tangible net worth requirement and linking future determinations thereof to the outstanding principal amount of the Secured Term Loan, increasing the minimum unencumbered asset ratio requirement, reducing the maximum total net leverage ratio and increasing the senior loan concentration threshold. In connection with the amendment and concurrently therewith, the Company paid a modification fee and paid down $10.0 million of outstanding principal on the Secured Term Loan at par. In addition, on each of August 1, 2024 and September 30, 2024, the Company elected to repay $5.0 million of outstanding principal on the Secured Term Loan at par. As of September 30, 2024, the total outstanding principal balance of the Secured Term Loan was $130.0 million.

The total original issue discount and the modification fee on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three and nine months ended September 30, 2024, the per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 5.7% and 5.1%, respectively. For both the three and nine months ended September 30, 2023, the per annum effective interest rate of the Secured Term Loan was 4.6%.

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

As of September 30, 2024 and December 31, 2023, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk. In December 2023, the Company's interest rate swap derivative expired and its term was not extended. At the expiration date, the interest rate swap derivative had a notional amount of $30.0 million. Further, in March 2022, the Company re-calibrated its net exposure to interest rate changes by terminating its interest rate cap derivative, which had a notional amount of $170.0 million on the termination date and a strike rate of 0.50%. For the year ended December 31, 2022, the Company recognized a $2.0 million realized gain within OCI in conjunction with the termination of the interest rate cap. In accordance with ASC 815, the realized gain was recognized within current earnings over the remaining original term of the interest rate cap derivative as it was designated as an effective hedge. For the three and nine months ended September 30, 2023, the Company recognized a realized gain of $93 thousand and $816 thousand, respectively, through a reduction in interest expense on the termination of the interest rate cap within current earnings.

8.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2 to our consolidated financial statements, the impact of the current macroeconomic conditions on the Company’s business is uncertain. As of September 30, 2024, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions; however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of September 30, 2024 and December 31, 2023, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2024	December 31, 2023
Total commitments	$1,927,321	$2,274,584
Less: funded commitments	(1,848,416)	(2,158,045)
Total unfunded commitments	$78,905	$116,539

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of September 30, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

9.   STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 25, 2023, the Company’s board of directors renewed its stock repurchase program of up to $50.0 million (the “Repurchase Program”), which was expected to be in effect until July 31, 2024, or until the approved dollar amount had been used to repurchase shares. On July 31, 2024, the Company’s board of directors further renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. During both the three and nine months ended September 30, 2024, the Company did not repurchase any shares through the Repurchase Program. During the three months ended September 30, 2023, the Company did not repurchase any shares through the Repurchase Program. During the nine months ended September 30, 2023, the Company repurchased a total of 535,965 shares of the Company’s common stock in the open market for an aggregate purchase price of approximately $4.6 million, including expenses paid. The shares were repurchased at an average price of $8.58 per share, including expenses paid.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the three and nine months ended September 30, 2024 and 2023. See “Equity Incentive Plan” below for shares issued under the Equity Incentive Plan described below.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of September 30, 2024:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2023	34,215	1,063,366	1,097,581
Granted	83,052	—	83,052
Vested	(54,153)	(300,116)	(354,269)
Forfeited	—	(60,830)	(60,830)
Balance at September 30, 2024	63,114	702,420	765,534

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Remainder of 2024	21,177	4,285	25,462
2025	41,937	320,966	362,903
2026	—	248,032	248,032
2027	—	129,137	129,137
2028	—	—	—
Total	63,114	702,420	765,534

10.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2024 and 2023 ($ in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$(5,880)	$9,184	$(24,329)	$546
Divided by:
Basic weighted average shares of common stock outstanding:	54,464,147	54,085,035	54,429,014	54,339,441
Weighted average non-vested restricted stock and RSUs (1)	—	711,378	—	703,765
Diluted weighted average shares of common stock outstanding:	54,464,147	54,796,413	54,429,014	55,043,206
Basic earnings (loss) per common share	$(0.11)	$0.17	$(0.45)	$0.01
Diluted earnings (loss) per common share	$(0.11)	$0.17	$(0.45)	$0.01
_______________________________

(1)    For the three and nine months ended September 30, 2024, the weighted average non-vested restricted stock and RSUs of 775,927 and 797,430 shares, respectively, were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

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

The income tax provision for the Company and the TRSs consisted of the following for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Current	$(5)	$12	$(5)	$31
Deferred	2	—	4	—
Excise tax	—	(28)	—	17
Total income tax expense (benefit), including excise tax	$(3)	$(16)	$(1)	$48

For the three and nine months ended September 30, 2024, the Company did not incur any expense for U.S. federal excise tax. For the three and nine months ended September 30, 2023, the Company incurred an expense (benefit) of $(28) thousand and $17 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of September 30, 2024, tax years 2019 through 2024 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

As of both September 30, 2024 and December 31, 2023, the Company had three CRE debt security investments designated as available-for-sale debt securities. The following tables summarize the Company’s investments in available-for-sale debt securities as of September 30, 2024 and December 31, 2023 ($ in thousands):

	As of September 30, 2024
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$26,889	$26,815	$74	$190

	As of December 31, 2023
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,906	$94	$154

The fair value of available-for-sale debt securities was estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity.

The following tables summarize the financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 ($ in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale debt securities	$—	$27,005	$—	$27,005

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale debt securities	$—	$28,060	$—	$28,060

As of September 30, 2024 and December 31, 2023, the Company did not have any financial liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
Nonrecurring Fair Value Measurements

Loans Held for Sale

The Company is required to record loans held for sale, a financial asset, at the lower of carrying value or fair value on a nonrecurring basis in accordance with GAAP. If the fair value of a loan held for sale is determined to be less than its carrying value, a nonrecurring fair value adjustment may be recorded in earnings through an unrealized loss on loans held for sale. As of September 30, 2024, the Company did not have any loans held for sale. As of December 31, 2023, the Company had one loan held for sale. The Company determined the fair value of the loan held for sale based on the anticipated transaction price to be received from the third party that was expected to purchase the loan.

Real Estate Owned

The Company is required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. Real estate owned consists of two office properties and a mixed-use property that were acquired by the Company on September 19, 2024, June 12, 2024 and September 8, 2023, respectively, through either a foreclosure or a deed in lieu of foreclosure. See Note 5 included in these consolidated financial statements for more information on real estate owned. Real estate owned is recorded at fair value at acquisition using Level 3 inputs and is evaluated for indicators of impairment on a quarterly basis. Real estate owned is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate owned over the estimated remaining holding period is less than the carrying amount of such real estate owned. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate owned. An impairment charge is recorded equal to the excess of the carrying value of the real estate owned over the fair value.

The office property acquired on September 19, 2024 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the office property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the office property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the office property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the office property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 11.0% and discount rates ranging from 14.0% to 16.0%. No impairment charges have been recognized for the office property as of September 30, 2024.

The office property acquired on June 12, 2024 is classified as real estate owned held for sale in the Company’s consolidated balance sheets as of the acquisition date and is carried at fair value less costs to sell. The fair value of the office property at acquisition was determined using the estimated net proceeds available from a potential sale of the property. The valuation utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the office property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the office property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the office property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 10.0% to 15.0% and discount rates ranging from 10.0% to 20.0%. No impairment charges have been recognized for the office property as of September 30, 2024.

The mixed-use property acquired on September 8, 2023 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the mixed-use property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the mixed-use property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the mixed-use property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the mixed-use property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 8.3% and discount rates ranging from 8.0% to 9.5%. No impairment charges have been recognized for the mixed-use property as of September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company did not have any financial or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2024 and December 31, 2023, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2024		December 31, 2023
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,812,773	$1,662,425	$2,126,524	$1,944,718
Financial liabilities:
Secured funding agreements	2	$640,610	$640,610	$639,817	$639,817
Notes payable	2	—	—	104,662	105,000
Secured term loan	3	127,828	122,796	149,393	134,024
Collateralized loan obligation securitization debt (consolidated VIEs)	2	574,896	565,389	723,117	705,033

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 9 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For both the three and nine months ended September 30, 2024, the Company did not incur any incentive fees. For the three months ended September 30, 2023, the Company did not incur any incentive fees. For the nine months ended September 30, 2023, the Company incurred incentive fees of $334 thousand.

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

The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2024 and 2023, and amounts payable to the Company’s Manager as of September 30, 2024 and December 31, 2023 ($ in thousands):

	Incurred				Payable
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of
	2024	2023	2024	2023	September 30, 2024	December 31, 2023
Affiliate Payments
Management fees	$2,654	$2,974	$8,114	$8,983	$2,654	$2,946
Incentive fees	—	—	—	334	—	—
General and administrative expenses	871	775	3,280	2,617	1,395	1,154
Direct costs (1)	60	38	175	78	57	35
Total	$3,585	$3,787	$11,569	$12,012	$4,106	$4,135
_______________________________

(1)    For the three and nine months ended September 30, 2024 and 2023, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the total outstanding principal balance for co-investments held by the Company was $257.2 million and $236.7 million, respectively.
Loan Purchases From Affiliate

One or more affiliates of the Company’s Manager may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase such commercial real estate loans from affiliates of the Company’s Manager. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company and provided that the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by affiliates of the Company’s Manager. In addition, from time to time, the Company may purchase loans, including participations in loans, from other Ares Management managed investment vehicles. Loans purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles for the three and nine months ended September 30, 2024 and 2023.

14.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2024 and 2023 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
August 6, 2024	September 30, 2024	October 15, 2024	$0.25		$13,809
May 9, 2024	June 28, 2024	July 16, 2024	0.25		13,812
February 22, 2024	March 28, 2024	April 16, 2024	0.25		13,802
Total cash dividends declared for the nine months ended September 30, 2024			$0.75		$41,423

August 2, 2023	September 29, 2023	October 17, 2023	$0.33		$18,082
May 2, 2023	June 30, 2023	July 18, 2023	0.35	(1)	19,180
February 15, 2023	March 31, 2023	April 18, 2023	0.35	(1)	19,345
Total cash dividends declared for the nine months ended September 30, 2023			$1.03		$56,607
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

As of September 30, 2024, the FL3 Notes were collateralized by interests in a pool of 15 mortgage assets having a total principal balance of $468.8 million (the “FL3 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company. As of December 31, 2023, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of $526.0 million that were closed by a wholly-owned subsidiary of the Company and $31.0 million of receivables related to repayments of outstanding principal on previous mortgage assets. On April 13, 2021, the FL3 Issuer and the FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024. During the reinvestment period, the Company was able to direct the FL3 Issuer to acquire additional mortgage assets subject to certain conditions. The reinvestment period expired on March 31, 2024 and was not renewed.

The contribution of the FL3 Mortgage Assets to the FL3 Issuer is governed by a Mortgage Asset Purchase Agreement between ACRC Lender LLC, a wholly owned subsidiary of the Company (the “Seller”) and the FL3 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the securitization, the FL3 Issuer and FL3 Co-Issuer offered and issued the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “FL3 Offered Notes”) to a third party. The

Company retained (through one of its wholly-owned subsidiaries) approximately $58.5 million of the FL3 Notes and all of the $52.9 million of preferred equity in the FL3 Issuer, which totaled $111.4 million. The Company, as the holder of the subordinated FL3 Notes and all of the preferred equity in the FL3 Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO. During the three and nine months ended September 30, 2024, the Company paid down $190 thousand and $38.1 million, respectively, of the FL3 Offered Notes. During the three and nine months ended September 30, 2023, the Company did not pay down any of the FL3 Offered Notes.

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
As of September 30, 2024, the FL4 Notes were collateralized by interests in a pool of four mortgage assets having a total principal balance of $190.1 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and $74.3 million of real estate owned related to two office properties, which had collateralized two previous mortgage assets, and were acquired in September 2024 through a deed in lieu of foreclosure and June 2024 through a foreclosure, respectively. As of December 31, 2023, the FL4 Notes were collateralized by interests in a pool of nine mortgage assets having a total principal balance of $404.1 million that were closed by a wholly-owned subsidiary of the Company and $1.0 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the period that ended in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer was able to use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that met certain acquisition criteria. The Companion Participation Acquisition Period expired in April 2024 and was not renewed.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the three and nine months ended September 30, 2024, the Company paid down $13.5 million and $110.7 million of the FL4 Offered Notes, respectively. During the three and nine months ended September 30, 2023, the Company paid down $155 thousand and $43.0 million of the FL4 Offered Notes, respectively.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of September 30, 2024, the Company’s maximum risk of loss was $158.1 million, which represents the carrying value of its investments in the CLO Securitizations.

Non-consolidated VIEs

The Company evaluated its senior mortgage loan investment that is collateralized by a residential condominium property located in New York, and it was determined to be an interest in a VIE. However, the Company was not deemed to be the primary beneficiary. The Company’s exposure to the obligations of the VIE is generally limited to its investment and the Company is not obligated to provide, nor has it provided, any financial support to the VIE. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying value of its investment. As of September 30, 2024, the Company’s maximum risk of loss was $94.1 million, which represents the carrying value of its investment in the VIE.

16.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this quarterly report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended September 30, 2024, except as disclosed below.

The Company’s board of directors declared a regular cash dividend of $0.25 per common share for the fourth quarter of 2024. The fourth quarter 2024 dividend will be payable on January 15, 2025 to common stockholders of record as of December 31, 2024.

The Company and certain of its subsidiaries entered into an amendment dated as of October 22, 2024 to the Morgan Stanley Facility and amendments dated as of November 4, 2024 to the Citibank Facility and Wells Fargo Facility to effectuate an internal transfer resulting in a change of the pledgor under each facility.

On November 6, 2024, the Company, as guarantor, and its wholly-owned subsidiary, ACRC Lender LLC, entered into an amendment to the CNB Facility. The amendment updates the definition of borrowing base to generally provide that investment grade pledged investments will result in a borrowing base equal to 90% of the fair value of such pledged investments in addition to the existing 55% of the fair value of other types of pledged investments. The amendment also updates other related provisions.

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

Developments During the Third Quarter of 2024:

•We received a discounted payoff of the $97.5 million senior mortgage loan, which was collateralized by a multifamily property in Texas, in conjunction with a short sale of the multifamily property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was on non-accrual status. For the three and nine months ended September 30, 2024, the Company received $2.1 million and $3.8 million, respectively, of interest payments in cash on the senior Texas loan that was recognized as a reduction to the carrying value of the loan and the borrower was current on all contractual interest payments. We did not recognize any gain or loss on the discounted payoff as the carrying value of the senior mortgage loan, not including the current expected credit losses (“CECL”) reserve, was equal to the net proceeds from the payoff of the loan.
•We acquired legal title to an office property located in North Carolina through a deed in lieu of foreclosure. The office property previously collateralized a $68.6 million senior mortgage loan held by us that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned and also recognized the associated assets and liabilities held at the office property. We recognized a realized loss of $5.8 million on the derecognition of the senior mortgage loan as the fair value of the office property at acquisition of $60.2 million and the net operating assets and liabilities held at the office property of $(0.2) million at acquisition was less than the $65.8 million cost basis of the senior mortgage loan.
•We elected to repay in full and terminate the $105.0 million note (as defined below) prior to its scheduled maturity in July 2025.

Trends Affecting Our Business

The U.S. macroeconomic environment continues to be steady, underpinned by GDP growth of 3% in the second quarter of 2024, while exhibiting moderating inflation, cooling growth in the labor market and year-over-year increases in the unemployment rate. With easing inflationary pressures, the Federal Reserve has shifted its monetary policies in support of its goals to maximize employment and lowered the federal funds rate by 50 basis points in September 2024. The publicly traded equity and credit markets delivered positive returns for most asset classes in the third quarter of 2024, as expectation of lower future market rates and overall stability in the economy supported healthy investor demand and generally reduced risk premiums in the quarter, especially for liquid commercial real estate transactions.

While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Additionally, rising operating costs, such as property insurance and raw material costs for property development and improvements, have further pressured cash flow performance across many real estate property types. Although the Federal Reserve has signaled further decreases in interest rates in 2024 and 2025, there is no certainty that there will be a decrease in interest rates or the magnitude or pace of potential decreases or even if such decreases will occur, especially if inflation accelerates. Office properties in particular continue to experience challenges driven by the increased prevalence of remote work and elevated costs to operate, improve or repurpose office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy and default rates.

Offsetting some of these challenges is the significant decline in new commercial real estate development that unfolded throughout 2023 and has continued into 2024. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in demand properties in the years to come. Alongside this trend there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities.

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

Stock Repurchase Program

On July 25, 2023, our board of directors renewed the Repurchase Program of up to $50.0 million, which was expected to be in effect until July 31, 2024, or until the approved dollar amount had been used to repurchase shares. On July 31, 2024, our board of directors further renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. During the three and nine months ended September 30, 2024, we did not repurchase any shares through the Repurchase Program.

Loans Held for Investment Portfolio

As of September 30, 2024, our portfolio included 40 loans held for investment, excluding 174 loans that were repaid, sold or converted to real estate owned since inception. As of September 30, 2024, the aggregate originated commitment under these loans at closing was approximately $2.0 billion and outstanding principal was $1.8 billion. During the nine months ended September 30, 2024, we funded approximately $36.8 million of outstanding principal, received repayments of $202.8 million of outstanding principal and converted two loans with outstanding principal of $101.8 million to real estate owned. As of September 30, 2024, 66.1% of our loans have SOFR floors, with a weighted average floor of 1.08%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of September 30, 2024, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2024 ($ in thousands):

	As of September 30, 2024
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years)
Senior mortgage loans	$1,768,984	$1,799,286	7.5%	(2)	9.0%	(3)	0.9
Subordinated debt and preferred equity investments	43,789	49,130	6.2%	(2)	14.8%	(3)	1.4
Total loans held for investment portfolio	$1,812,773	$1,848,416	7.5%	(2)	9.0%	(3)	0.9
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2024 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of September 30, 2024 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2024).

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
RECENT DEVELOPMENTS

Our board of directors declared a regular cash dividend of $0.25 per common share for the fourth quarter of 2024. The fourth quarter 2024 dividend will be payable on January 15, 2025 to common stockholders of record as of December 31, 2024.

We and certain of our subsidiaries entered into an amendment dated as of October 22, 2024 to the Morgan Stanley Facility and amendments dated as of November 4, 2024 to the Citibank Facility and Wells Fargo Facility to effectuate an internal transfer resulting in a change of the pledgor under each facility.

On November 6, 2024, we, as guarantor, and our wholly-owned subsidiary, ACRC Lender LLC, entered into an amendment to the CNB Facility. The amendment updates the definition of borrowing base to generally provide that investment grade pledged investments will result in a borrowing base equal to 90% of the fair value of such pledged investments in addition to the existing 55% of the fair value of other types of pledged investments. The amendment also updates other related provisions.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$16,653	$23,883	$52,141	$75,374
Total expenses	9,309	6,602	26,769	19,908
Provision for current expected credit losses	7,461	3,227	(17,182)	44,373
Realized losses on loans	5,766	4,886	67,879	10,499
Change in unrealized losses on loans held for sale	—	—	(995)	—
Income (loss) before income taxes	(5,883)	9,168	(24,330)	594
Income tax expense (benefit), including excise tax	(3)	(16)	(1)	48
Net income (loss) attributable to common stockholders	$(5,880)	$9,184	$(24,329)	$546

The following tables set forth select details of our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

Net Interest Margin

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$39,345	$52,819	$124,225	$154,260
Interest expense	(27,401)	(29,745)	(83,703)	(79,695)
Net interest margin	$11,944	$23,074	$40,522	$74,565
For the three months ended September 30, 2024 and 2023, net interest margin was approximately $11.9 million and $23.1 million, respectively. For the three months ended September 30, 2024 and 2023, interest income of $39.3 million and $52.8 million, respectively, was generated by weighted average earning assets of $2.0 billion and $2.3 billion, respectively, offset by $27.4 million and $29.7 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable, the Secured Term Loan and securitization debt were $1.4 billion for the three months ended September 30, 2024 and $1.7 billion for the three months ended September 30, 2023. The decrease in net interest margin for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 relates to a decrease in our weighted average earning assets and weighted average borrowings for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, no benefit received from our interest rate hedging derivative contracts for the three months ended September 30, 2024 due to the expiration of the contracts in December 2023 and an increase in the amount of loans held for investment on non-accrual status for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

For the nine months ended September 30, 2024 and 2023, net interest margin was approximately $40.5 million and $74.6 million, respectively. For the nine months ended September 30, 2024 and 2023, interest income of $124.2 million and $154.3 million, respectively, was generated by weighted average earning assets of $2.1 billion and $2.3 billion, respectively, offset by $83.7 million and $79.7 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable, the Secured Term Loan, Secured Borrowings and securitization debt were $1.5 billion for the nine months ended September 30, 2024 and $1.7 billion for the nine months ended September 30, 2023. The decrease in net interest margin for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 relates to a decrease in our weighted average earning assets and weighted average borrowings for the nine months ended September 30, 2024, no benefit received from our interest rate hedging derivative contracts for the nine months ended September 30, 2024 due to the expiration of the contracts in December 2023 and an increase in the amount of loans held for investment on non-accrual status for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease was partially offset by the benefit received from the increase in SOFR rates on our loans held for investment for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Revenue From Real Estate Owned

On September 19, 2024, we acquired legal title to an office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For both the three and nine months ended September 30, 2024, revenue from real estate owned related to this property was $0.3 million. For both the three and nine months ended September 30, 2023, we received no revenue from real estate owned related to this property as we acquired legal title to the property on September 19, 2024.

On June 12, 2024, we acquired legal title to an office property located in California through a foreclosure. Prior to June 12, 2024, the office property collateralized a $33.2 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, we derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the three and nine months ended September 30, 2024, revenue from real estate owned related to this property was $1.1 million and $1.4 million, respectively. For both the three and nine months ended September 30, 2023, we received no revenue from real estate owned related to this property as we acquired legal title to the property on June 12, 2024.

On September 8, 2023, we acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the three and nine months ended September 30, 2024, revenue from real estate owned related to this property was $3.3 million and $9.9 million, respectively. For both the three and nine months ended September 30, 2023, revenue from real estate owned related to this property was $0.8 million.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Management and incentive fees to affiliate	$2,654	$2,974	$8,114	$9,317
Professional fees	681	682	1,971	2,080
General and administrative expenses	1,939	1,691	5,978	5,414
General and administrative expenses reimbursed to affiliate	871	775	3,280	2,617
Expenses from real estate owned	3,164	480	7,426	480
Total expenses	$9,309	$6,602	$26,769	$19,908

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the drivers of the increase in operating expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and the cause of the increase in operating expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Related Party Expenses

For the three months ended September 30, 2024, related party expenses included $2.7 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2024. For the three months ended September 30, 2024, related party expenses also included $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended September 30, 2023, related party expenses included $3.0 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2023. For the three months ended September 30, 2023, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in management fees for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily relates to a decrease in our weighted average stockholders’ equity for the three months ended September 30, 2024 as a result of realized losses on loans. The increase in allocable general and administrative expenses due to our Manager for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

For the nine months ended September 30, 2024, related party expenses included $8.1 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, related party expenses also included $3.3 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2023, related party expenses included $9.3 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $9.0 million in management fees and $0.3 million in incentive fees. For the nine months ended September 30, 2023, related party expenses also included $2.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in management fees for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily relates to a decrease in our weighted average stockholders’ equity for the nine months ended September 30, 2024 as a result of realized losses on loans. The decrease in incentive fees for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily relates to our Core Earnings (defined below) for the twelve months ended September 30, 2024 not exceeding the 8% minimum return. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and our independent directors and after approval by a majority of our independent directors. The increase in allocable general and administrative expenses due to our Manager for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 relates to an increase in the percentage of time allocated to us by employees of our Manager due to changes in transaction activity year over year.

Other Expenses

For both the three months ended September 30, 2024 and 2023, professional fees were $0.7 million. For the three months ended September 30, 2024 and 2023, general and administrative expenses were $1.9 million and $1.7 million, respectively. The increase in general and administrative expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 relates to an increase in stock-based compensation expense due to restricted stock and restricted stock unit awards granted after September 30, 2023.

For the nine months ended September 30, 2024 and 2023, professional fees were $2.0 million and $2.1 million, respectively, which was relatively consistent year over year. For the nine months ended September 30, 2024 and 2023, general and administrative expenses were $6.0 million and $5.4 million, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 relates to an increase in stock-based compensation expense due to restricted stock and restricted stock unit awards granted after September 30, 2023.

    Expenses From Real Estate Owned

For the three and nine months ended September 30, 2024 and 2023, expenses from real estate owned was comprised of the following ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Mixed-use property operating expenses	$1,246	$215	$3,386	$215
Office property operating expenses	754	—	862	—
Depreciation and amortization expense	1,164	265	3,178	265
Expenses from real estate owned	$3,164	$480	$7,426	$480

For the three and nine months ended September 30, 2024, mixed-use property operating expenses were $1.2 million and $3.4 million, respectively. For both the three and nine months ended September 30, 2023, mixed-use property operating expenses were $0.2 million. Mixed-use property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our mixed-use property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.

For the three and nine months ended September 30, 2024, office property operating expenses were $0.8 million and $0.9 million, respectively, which consists of operating expenses for two office properties, which were acquired on June 12, 2024 and September 19, 2024, respectively. For both the three and nine months ended September 30, 2023, there were no office property operating expenses incurred as we did not acquire legal title to the two office properties until June 12, 2024 and September 19, 2024, respectively. Office property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our two office properties, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.
For the three and nine months ended September 30, 2024, depreciation and amortization expense was $1.2 million and $3.2 million, respectively, and relates primarily to our mixed-use property that was acquired on September 8, 2023 and our office property acquired on September 19, 2024. As the office property acquired on June 12, 2024 is classified as real estate owned held for sale, we are not depreciating or amortizing the carrying value of the office property. For both the three and nine months ended September 30, 2023, depreciation and amortization expense was $0.3 million and related primarily to our mixed-use property that was acquired on September 8, 2023.

Provision for Current Expected Credit Losses

For the three months ended September 30, 2024 and 2023, the provision for current expected credit losses was $7.5 million and $3.2 million, respectively. The increase in the provision for current expected credit losses for the three months ended September 30, 2024 is primarily due to an increase in the CECL Reserves for risk rated “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, and more particularly, volatility and reduced liquidity in the office sector and other loan-specific factors during the three months ended September 30, 2024. These factors were partially offset by a realized loss on a risk rated “5” loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term and loan repayments during the three months ended September 30, 2024. The increase in the provision for current expected credit losses for the three months ended September 30, 2023 was primarily due an increase in the CECL reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan-specific factors, partially offset by shorter average remaining loan term and loan repayments during the three months ended September 30, 2023.

For the nine months ended September 30, 2024 and 2023, the provision for current expected credit losses was $(17.2) million and $44.4 million, respectively. The decrease in the provision for current expected credit losses for the nine months ended September 30, 2024 is primarily due to realized losses on four risk rated “5” loans, resulting in a reversal of associated CECL Reserves, shorter average remaining loan term and loan repayments during the nine months ended September 30, 2024. These factors were partially offset by an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, and more particularly, volatility and reduced liquidity in the office sector and other loan-specific factors during the nine months ended September 30, 2024. The increase in the provision for current expected credit losses for the nine months ended September 30, 2023 was primarily due to an increase in the CECL reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan-specific factors partially offset by shorter average remaining loan term and loan repayments during the nine months ended September 30, 2023.

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

Realized Losses on Loans

In December 2023, we entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $37.9 million, which was collateralized by a mixed-use property located in California. As of December 31, 2023, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and was carried at the lower of carrying value or fair value in our consolidated balance sheets. We recognized an unrealized loss of $1.0 million in our consolidated statements of operations upon reclassifying the loan to held for sale as the carrying value of the senior mortgage loan exceeded fair value as determined by the agreed upon sale price of the loan and loan reserves. In January 2024, we closed the sale of the senior mortgage loan. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the March 2023 maturity date. This $1.0 million unrealized loss was realized during the nine months ended September 30, 2024.

In February 2024, we received a discounted payoff on a senior mortgage loan with outstanding principal of $18.8 million, which was collateralized by a multifamily property located in Washington. The discounted payoff was received in conjunction with a short sale of the multifamily property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the September 2023 maturity date. For the nine months ended September 30, 2024, we recognized a realized loss of $1.7 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the carrying value exceeded the net proceeds from the payoff of the loan.

In March 2024, we received a discounted payoff on a senior mortgage loan with outstanding principal of $56.9 million, which was collateralized by an office property located in Illinois. The discounted payoff was received in conjunction with a short sale of the office property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2024 maturity date. For the nine months ended September 30, 2024, we recognized a realized loss of $43.1 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the carrying value exceeded the net proceeds from the payoff of the loan.

In June 2024, we acquired legal title to an office property located in California through a foreclosure. The office property previously collateralized a $33.2 million senior mortgage loan held by us that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, we derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned. As we expect to complete a sale of the office property within the next twelve months, the office property is classified as real estate owned held for sale and is carried at its estimated fair value at acquisition, less costs to sell. For the nine months ended September 30, 2024, we recognized a realized loss of $16.4 million in our consolidated statements of operations on the derecognition of the senior mortgage loan as the estimated fair value less costs to sell of the office property of $14.5 million and the net operating assets and liabilities held at the office property of $(0.1) million at acquisition was less than the $30.8 million cost basis of the senior mortgage loan.

On September 19, 2024, we acquired legal title to an office property located in North Carolina through a deed in lieu of foreclosure. The office property previously collateralized a $68.6 million senior mortgage loan held by us that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. As we do not expect to complete a sale of the office property within the next twelve months, the office property is classified as held for investment, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. For both the three and nine months ended September 30, 2024, we recognized a realized loss of $5.8 million in our consolidated statements of operations on the derecognition of the senior mortgage loan as the fair value of the office property at acquisition of $60.2 million and the net operating assets and liabilities held at the office property of $(0.2) million at acquisition was less than the $65.8 million cost basis of the senior mortgage loan.

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

Change in Unrealized Losses on Loans Held for Sale

In January 2024, we closed the sale of the senior mortgage loan that was classified as held for sale as of December 31, 2023 and the $1.0 million unrealized loss related to this senior mortgage loan for the year ended December 31, 2023 was realized during the nine months ended September 30, 2024.

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

As of November 5, 2024, we had approximately $134 million in liquidity including $92 million of unrestricted cash and $42 million of availability under our Secured Funding Agreements.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net income (loss)	$(24,329)	$546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	52,806	36,156
Net cash provided by (used in) operating activities	28,477	36,702
Net cash provided by (used in) investing activities	255,246	41,613
Net cash provided by (used in) financing activities	(321,835)	(158,576)
Change in cash, cash equivalents and restricted cash	$(38,112)	$(80,261)

During the nine months ended September 30, 2024 and 2023, cash, cash equivalents and restricted cash decreased by $38.1 million and $80.3 million, respectively.

Operating Activities

For the nine months ended September 30, 2024 and 2023, net cash provided by operating activities totaled $28.5 million and $36.7 million, respectively. For the nine months ended September 30, 2024, adjustments to net loss related to operating activities included the provision for current expected credit losses of $17.2 million, accretion of discounts, deferred loan origination fees and costs of $3.7 million, amortization of deferred financing costs of $4.0 million, change in other assets of $1.6 million and realized losses on loans of $67.9 million. For the nine months ended September 30, 2023, adjustments to net income related to operating activities primarily included the provision for current expected credit losses of $44.4 million, accretion of discounts, deferred loan origination fees and costs of $4.9 million, amortization of deferred financing costs of $2.9 million, change in other assets of $18.9 million and realized losses on loans of $10.5 million.

Investing Activities

For the nine months ended September 30, 2024 and 2023, net cash provided by investing activities totaled $255.2 million and $41.6 million, respectively. This change in net cash provided by investing activities was primarily a result of the cash received from principal collections and cost-recovery proceeds on loans held for investment and from the sale of loans held for sale exceeding the cash used for the origination and funding of loans held for investment for the nine months ended September 30, 2024.

Financing Activities

For the nine months ended September 30, 2024, net cash used in financing activities totaled $321.8 million and was related to repayments of our Secured Funding Agreements of $113.7 million, repayments of our Notes Payable of $105.0 million, repayments of debt of consolidated VIEs of $148.7 million, repayments of our Secured Term Loan of $20.0 million and dividends paid of $45.8 million, partially offset by proceeds from our Secured Funding Agreements of $114.5 million. For the nine months ended September 30, 2023, net cash used in financing activities totaled $158.6 million and related to repayments of our Secured Funding Agreements of $94.1 million, repayments of debt of consolidated VIEs of $43.0 million, dividends paid of $57.9 million and repurchases of our common stock of $4.6 million, partially offset by proceeds from our Secured Funding Agreements of $43.3 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	September 30, 2024					December 31, 2023
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$212,506	SOFR+1.50 to 3.75%	December 15, 2025	(1)	$450,000	$208,540	SOFR+1.50 to 3.75%	December 15, 2025	(1)
Citibank Facility	325,000	228,727	SOFR+1.50 to 2.10%	January 13, 2025	(2)	325,000	221,604	SOFR+1.50 to 2.10%	January 13, 2025	(2)
CNB Facility	75,000	—	SOFR+3.25%	March 10, 2025	(3)	75,000	—	SOFR+2.65%	March 11, 2024	(3)
MetLife Facility	—	—	—	—	(4)	180,000	—	SOFR+2.50%	August 13, 2024
Morgan Stanley Facility	250,000	199,377	SOFR+1.60 to 3.10%	July 16, 2025	(5)	250,000	209,673	SOFR+1.60 to 3.10%	July 16, 2025	(5)
Subtotal	$1,100,000	$640,610				$1,280,000	$639,817

Notes Payable	$—	$—	—	—	(6)	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(6)

Secured Term Loan	$130,000	$130,000	4.50%	November 12, 2026	(7)	$150,000	$150,000	4.50%	November 12, 2026	(7)
Total	$1,230,000	$770,610				$1,535,000	$894,817
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
(3)In January 2024, we amended the CNB Facility to, among other things: (1) extend the initial maturity date of the CNB Facility to March 10, 2025, subject to one 12-month extension, which may be exercised at our option if certain conditions described in the CNB Facility are met, including applicable extension fees being paid, which, if exercised, would extend the maturity date to March 10, 2026 and (2) set the interest rate on advances under the CNB Facility to a per annum rate equal to the sum of, at our option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. Amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of September 30, 2024, there was approximately $49.0 million immediately available under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
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
(6)A wholly owned subsidiary of ours was party to a Credit and Security Agreement with the lender referred to therein, which provided for a $105.0 million note (the “Notes Payable”). The $105.0 million note was subject to two 12-month extensions, each of which may have been exercised at our option provided that certain conditions were met and applicable extension fees were paid. In September 2024, we elected to repay in full and terminate the $105.0 million note prior to its scheduled maturity on July 28, 2025.

(7)The maturity date of the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”) is November 12, 2026. In May 2024, we amended the Secured Term Loan to, among other things: (1) change the schedule of interest rate increases on advances under the Secured Term Loan to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months and (2) add a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $135.0 million as of August 1, 2024, (ii) $130.0 million as of November 1, 2024, (iii) $120.0 million as of February 1, 2025, (iv) $110.0 million as of May 1, 2025, (v) $100.0 million as of August 1, 2025 and (vi) $90.0 million as of November 1, 2025. In connection with the amendment and concurrently therewith, we paid down $10.0 million of outstanding principal on the Secured Term Loan at par. In addition, in each of August 2024 and September 2024, we elected to repay $5.0 million of outstanding principal on the Secured Term Loan at par and thus, the total commitment of the Secured Term Loan was reduced to $130.0 million.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of September 30, 2024, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of September 30, 2024, the carrying amount and outstanding principal of our CLO Securitizations was $574.9 million and $575.2 million, respectively. See Note 15 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our CLO Securitizations.

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

Interest Rate Effect on Net Income

Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day SOFR as of September 30, 2024 and (2) no change in the outstanding principal balance of our loans held for investment portfolio, available-for-sale debt securities and borrowings as of September 30, 2024 ($ in millions):

Change in 30-Day SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$3.4
Up 50 basis points	$1.7
Down 50 basis points	$(1.7)
Down 100 basis points	$(3.4)
SOFR at 0 basis points	$(5.9)
The severity of any such impact depends on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase and any applicable floors or hedging transactions. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Interest Rate Floor Risk

We primarily originate or acquire floating rate mortgage and mortgage-related assets. Some of these mortgage assets may be subject to interest rate floors. Similarly, some of our borrowing costs may be subject to interest rate floors. In a period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on certain of our borrowings could be fixed at a higher floor. In addition, a decrease in interest rates or tightening credit spreads increases the likelihood that certain of our investments will be refinanced at lower rates. These factors could lower our net interest income or cause a net loss during periods of decreasing interest rates, which would harm our financial condition, cash flows and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we, our executive officers, directors and our Manager, and its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our loans, and, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us or our Manager. As of September 30, 2024, we were not subject to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
July 1, 2024 - July 31, 2024	—	—	—	$50,000
August 1, 2024 - August 31, 2024	—	—	—	50,000
September 1, 2024 - September 30, 2024	—	—	—	50,000
Total	—		—
_____________________________
(1)    On July 25, 2023, our board of directors renewed the Repurchase Program of up to $50.0 million, which was expected to be in effect until July 31, 2024, or until the approved dollar amount had been used to repurchase shares. On July 31, 2024, our board of directors further renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. As of September 30, 2024, $50.0 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Amendment to the CNB Facility

On November 6, 2024, we, as guarantor, and our wholly-owned subsidiary, ACRC Lender LLC, entered into an amendment to the CNB Facility. The amendment updates the definition of borrowing base to generally provide that, investment grade pledged investments will result in a borrowing base equal to 90% of the fair value of such pledged investments in addition to the existing 55% of the fair value of other types of pledged investments. The amendment also updates other related provisions. The foregoing description of the amendment to the CNB Facility is only a summary of the material provisions of the amendment and is qualified in its entirety by reference to a copy of such amendment, which is filed herewith as Exhibit 10.1, and by this reference incorporated herein.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation. (1)
3.2*	Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation. (2)
10.1	Amendment Number Eleven to Credit Agreement, dated as of November 6, 2024, by and among the Lenders, City National Bank, a national banking association, as agent, ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor.
10.2	Omnibus Amendment to Transaction Documents, dated as of November 4, 2024, by and among ACRC Lender C LLC, as Seller, ACRC 2017-FL3 Holder REIT LLC, as Pledgor, Ares Commercial Real Estate Corporation, as Guarantor, and Citibank, N.A., a national banking association, as Buyer.
10.3	Omnibus Amendment to Repurchase Documents, dated as of November 4, 2024, by and among ACRC Lender W LLC and ACRC Lender W TRS LLC, as Sellers, ACRC 2017-FL3 Holder REIT LLC, as Pledgor, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as Buyer.
10.4	Fifth Amendment to Master Repurchase and Securities Contract, dated as of October 22, 2024, by and among Morgan Stanley Bank, N.A., a national banking association, as Buyer, ACRC Lender MS LLC, as Seller, and Ares Commercial Real Estate Corporation, as Guarantor.
10.5*	Fourth Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of August 2, 2024, by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A, a national banking association, as buyer, and ACRC Lender C LLC, as Seller. (3)
10.6*	Third Amendment to Parent Guaranty and Indemnity, dated as of August 2, 2024, by and among Morgan Stanley Bank, N.A., a national banking association, as buyer, ACRC Lender MS LLC, as Seller, and Ares Commercial Real Estate Corporation as guarantor. (4)
10.7*	Amendment Number Ten to Credit Agreement and Amendment Number Four to General Continuing Guaranty, dated as of August 2, 2024, by and among the Lenders, City National Bank, a national banking association, as Agent, ACRC Lender LLC, as Borrower, and Ares Commercial Real Estate Corporation, as Guarantor. (5)
10.8*	Amendment No. 2 to Second Amended and Restated Guarantee Agreement, dated as of August 2, 2024, by and among ACRC Lender W, LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as Buyer. (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Previously filed
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2023.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024.
(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	November 7, 2024	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Jeffrey Gonzales
Jeffrey Gonzales
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)