Form 10-K
period 2024-12-31
Ares Commercial Real Estate Corp
filed 2025-02-12
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2024, based on the closing price on that date of $6.65 on the New York Stock Exchange, was approximately $326,958,449. As of February 10, 2025, there were 54,856,977 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition, some of the statements in this annual report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including:

•global economic trends and economic conditions, including high inflation, slower growth, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, as well as geopolitical instability, including conflicts between Russia and Ukraine and in the Middle East;

•changes in interest rates and credit spreads;

•management’s estimate of current expected credit losses (“CECL”) and current expected credit loss reserve (“CECL Reserve” or “CECL Reserves”);

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

•security incidents or cyber-attacks that could adversely affect our business or the business of our borrowers;

•the ability of Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”) to locate suitable investments for us, monitor, service and administer our investments and execute our investment strategy;

•allocation of investment opportunities to us by our Manager;

•the effect of requests for information or regulatory proceedings or investigations against us, our Manager or its affiliates, and the costs and expenses in connection therewith;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and financial condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the risks, uncertainties and other factors set forth in Part I, Item 1A, “Risk Factors” and the other information included in this annual report.

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

PART I

Item 1. Business

The following description of the business of Ares Commercial Real Estate Corporation (“ACRE”) should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2024. We refer to ACRE together with our consolidated subsidiaries as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our “Manager” or “ACREM,” and the parent company of our Manager, Ares Management Corporation, together with its consolidated subsidiaries, as “Ares Management.”

GENERAL

We are a specialty finance company primarily engaged in directly originating and investing in commercial real estate (“CRE”) loans and related investments. We are externally managed by Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”), a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to the terms of the Amended and Restated Management Agreement dated July 26, 2022, between us and our Manager (the “Management Agreement”). From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

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

Direct Origination

We generally source new investments through our Manager’s national direct origination platform consisting of four offices across the United States as of December 31, 2024.

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

Investment Portfolio

For information about our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” and Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

Targeted Investments

•Senior Mortgage Loans: These mortgage loans are typically secured by first liens on commercial properties, including the following property types: office, multifamily, self storage, retail, hotel, healthcare, student housing, industrial, mixed-use, residential and residential condominium. Our senior mortgage loans may include construction loans. In some cases, first lien mortgages may be divided into an A-Note, a B-Note and a C-Note. The A-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties that is senior to a B-Note and a C-Note secured by the same first mortgage property or group.

•Subordinated Debt: These loans may include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. As noted above, a B-Note and a C-Note are typically privately negotiated loans that are secured by a first mortgage on a commercial property or group of related properties and are subordinated to an A-Note, and in the case of a C-Note, to a B-Note, each secured by the same first mortgage property or group. The subordination of a B-Note, C-Note or junior participation typically is evidenced by participations or intercreditor agreements with other holders of interests in the note. B-Notes and C-Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-Note.

•Mezzanine Loans: Like B‑Notes and C-Notes, these loans are also subordinated CRE loans, but are usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. In a liquidation, these loans are generally junior to any mortgage liens on the underlying property, but senior to any preferred equity or common equity interests in the entity that owns the property. Investor rights are usually governed by intercreditor agreements.

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

Ares Commercial Real Estate Management LLC and Ares Management Corporation

We are externally managed by our Manager, a subsidiary of Ares Management, pursuant to the terms of the Management Agreement. As of December 31, 2024, Ares Management had over 3,200 employees located in over 40 offices in more than 15 countries. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares Management believes each of its distinct but complementary investment groups in Credit, Private Equity, Real Assets and Secondaries is a market leader based on investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of the greater whole. Ares Management has advised us that it believes that its people and culture are the most critical strategic drivers of its success as a firm. Ares Management has also advised us that it believes creating a welcoming and inclusive work environment with opportunities for growth and development is essential to attracting and retaining a high-performance team, which is in turn necessary to drive differentiated outcomes. Ares Management believes that the unique culture, which centers upon values of collaboration, responsibility, entrepreneurialism, self-awareness and trustworthiness, makes it a preferred place for top talent at all levels to build a long-term career within the alternative asset management industry. Ares Management emphasizes its human capital efforts, including (i) talent management, (ii) diversity, equity and inclusion, (iii) employee health and wellness, (iv) flexibility and (v) philanthropy.

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

Financing Agreements

We borrow funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility and the Morgan Stanley Facility (as individually defined in Note 6 to the consolidated financial statements included in this annual report on Form 10-K, and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). We refer to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.” While the borrowers under the Financing Agreements generally are our consolidated subsidiaries, the majority of such debt agreements are guaranteed by us in whole or in part. Generally, we seek to partially offset interest rate risk by matching the interest index of loans held for investment with the interest index of the Secured Funding Agreements used to fund them.

As of December 31, 2024, we had $130.0 million outstanding under our $130.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). As of December 31, 2024, our outstanding balance under the Financing Agreements was $718.5 million.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Summary of Financing Agreements” included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2024.

Securitizations

In addition to Financing Agreements, we may also, to the extent available, securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitized portion of senior loans is reflected as securitization debt in our consolidated balance sheets. As of December 31, 2024, the outstanding balance of our CLO Securitizations (as defined below) was $456.0 million.

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

We formed a wholly-owned subsidiary, ACRC Lender W TRS LLC (“ACRC W TRS”), in December 2013 to issue and hold certain loans intended for sale. We formed another wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the non-investment grade notes and the preferred equity of ACRE Commercial Mortgage 2017-FL3 Ltd. (the “FL3 CLO Securitization”) and ACRE Commercial Mortgage 2021-FL4 Ltd. (the “FL4 CLO Securitization” and together with the FL3 CLO Securitization, the “CLO Securitizations”), including the portion that generates excess inclusion income. Additionally, we also formed a wholly-owned subsidiary, ACRC WM Tenant LLC (“ACRC WM”), in March 2019 in order to lease from an affiliate the hotel property classified as real estate owned, which was acquired on March 8, 2019, and subsequently sold on March 1, 2022. ACRC W TRS, FL3 TRS and ACRC WM filed elections seeking to be taxed as corporations and also filed elections, along with us, to be treated as taxable REIT subsidiaries (“TRS”). A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable United States federal, state, and local income tax on its taxable income. In addition, as a REIT, we may also be subject to a 100% excise tax on certain transactions between us and our TRSs that are not conducted on an arm’s-length basis. For additional information concerning risks related to our TRSs, see “Risk Factors—Risks Related to United States Federal Income Tax.”

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

Item 1A.    Risk Factors

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that you should carefully consider before investing in our securities:

•A global economic slowdown or further declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations;
•Macroeconomic conditions, including those adversely impacting office properties, have resulted and may continue to result in increases to our CECL Reserve and could have an adverse effect on our financial results;
•Changes in interest rates and credit spreads could adversely impact our financial condition;
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
•Our investments are subject to risks particular to real property;
•Our portfolio is concentrated in a limited number of loans and has a higher exposure to the office and mixed-use sectors compared to the other property types, which subjects us to a risk of significant loss if any of these loans default;
•The lack of liquidity in our investments may adversely affect our business;
•We allocate our available capital without input from our stockholders;
•We are subject to various risks related to the ownership of real property;
•We may experience a decline in the fair value of our assets;
•We incur significant debt, which subjects us to increased risk of loss and reduces cash available for distributions to our stockholders;
•Security incidents or cyber-attacks could adversely affect our business or the business of our borrowers by causing a disruption to our operations or the operations of our borrowers, a compromise or corruption of our or our borrowers’ confidential, personal or other sensitive information and/or damage to our or our borrowers’ business relationships or reputation;
•We have not established a minimum distribution payment level to our stockholders and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future;
•Maintenance of our exemption from registration under the 1940 Act imposes significant limits on our operations;
•Our failure to remain qualified as a REIT would subject us to United States federal income tax and potentially state and local tax, and could result in us facing a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders, and otherwise adversely affect our operations and the market price of our common stock; and
•Complying with REIT requirements may cause us to forgo otherwise attractive investment opportunities or borrow funds during unfavorable market conditions.

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

RISKS RELATED TO OUR BUSINESS

A global economic slowdown or further declines in real estate values, could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.

Geopolitical instability, including actual and potential shifts in U.S. foreign, trade, economic and other policies (including as a result of the 2024 U.S. presidential and congressional elections), the war between Russia and Ukraine, the conflicts in the Middle East, as well as other global events have created macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by inflation, labor shortages or interruptions, changing interest rates, foreign currency exchange volatility and volatility in global capital markets. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and since such periods are accompanied by declining real estate values, our business could be materially adversely affected.

Certain properties that secure a portion of our mortgage loan portfolio, such as those for offices, hospitality and/or residential tenants, are especially vulnerable to various macroeconomic and other pressures. Office properties, in particular, continue to experience particular challenges driven by the increased prevalence of remote work and elevated costs to operate, improve or repurpose such properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates. Similarly, consumer behavior related to discretionary spending and traveling, including demand for hotels, may be negatively impacted by the adverse changes in the perceived or actual economic climate. Further, with increased employer flexibility and work-from-home arrangements, current and prospective residents may be less likely to live in dense urban centers or multifamily housing. Any negative macroeconomic impact on these types of properties specifically, or the economy generally, has had and may continue to have an adverse effect on the composition of our investment portfolio, our business, results of operations, financial condition and the value of our common stock.

Our investment model is adversely affected by prolonged economic downturns where declining real estate values reduce the level of new mortgage and other real estate-related loan originations, since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Further, declining real estate values have made and may continue to make it difficult for our borrowers to refinance our loans, which has resulted in losses on our loans as a result of default because the value of our collateral is insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses adversely affects our Manager’s ability to invest in, sell and securitize loans. In 2023 and early 2024, our portfolio included a significant amount of risk rated “4” and “5” loans, including loans on non-accrual status and collateralized by office properties. As a result, in 2024, our objectives included mitigating risk by reducing risk rated “4” and “5” loans, increasing our liquidity and reducing debt. We expect to continue to pursue these objectives in 2025. However, there is no guarantee that we will be successful in achieving these objectives. The unsuccessful resolution of risk rated “4” and “5” loans or increases in the numbers of such loans, could result in material realized net losses and impact our net earnings and the price of our common stock.

Provisions in our financing agreements require us to pay margin calls following the occurrence of certain mortgage loan credit events. We may not have the funds available to satisfy such margin calls or repay our debt when due, and may be unable to raise the funds from alternative sources, on favorable terms, or at all, to meet our obligations. Posting additional collateral would reduce our liquidity. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our financing agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments and enforce their interests against existing collateral. We are also subject to cross-default and acceleration provisions, which could materially and adversely affect our financial condition and ability to implement our investment strategy. See “Risk Factors—Risks Relating to Sources of Financing and Hedging—

The Financing Agreements and any bank credit facilities and repurchase agreements that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt” included in this annual report on Form 10-K.

There is significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, treaties and tariffs. Developments relating to tariffs between the U.S. and other countries, or the perception that they could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and impact our borrowers and the value of our collateral. Moreover, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating, which could cause borrowing costs to rise further, negatively impacting both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, rating agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. See “Risk Factors—Risks Relating to Sources of Financing and Hedging—Our access to sources of financing may be limited and thus our ability to grow our business and to maximize our returns may be adversely affected” included in this annual report on Form 10-K.

In addition, certain of our loan investments become less liquid over time as a result of turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. An inability to raise or access capital, and any required sale of all or a portion of our loan investments as a result, may affect the pace of our investment activity and the size of our portfolio, which may have an adverse impact on our financial condition or results of operations, including our total interest income. See “Risk Factors—Risks Related to Our Investments—The lack of liquidity in our investments may adversely affect our business” included in this annual report on Form 10-K.

If the current macroeconomic environment worsens and an economic slowdown or a recession occurs or real estate values continue to decline, our investments could be impaired, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

Macroeconomic conditions, including those adversely impacting office properties, have resulted and may continue to result in increases to our CECL Reserve and could have an adverse effect on our financial results.

The effects on our portfolio of loan investments described above, particularly those related to office space, impacted the CECL Reserve in our consolidated balance sheets. Our loans held for investment are carried at cost, net of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds, however, we are also required to estimate expected credit losses on such loans using a range of historical experience adjusted for current and future conditions. Management’s current estimate of expected credit losses decreased from $163.1 million on December 31, 2023 to $145.0 million on December 31, 2024 primarily due to realized losses on risk rated “5” loans, resulting in a reversal of the associated CECL Reserves, shorter average remaining loan term and loan repayments during the year ended December 31, 2024. These factors were partially offset by an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, and more particularly, volatility and reduced liquidity in the office sector and other loan-specific factors during the year ended December 31, 2024. As of December 31, 2024, approximately 65% of our CECL Reserve is related to loans collateralized by office space, while 38% of our total loan portfolio based on outstanding principal balance of loans held for investment is related to loans collateralized by office space.

If there is a further deterioration of credit in our existing loan portfolio secured by office properties, as a result of increased vacancy rates, volatility, liquidity or otherwise, we may need to increase our CECL Reserve to account for such conditions.

In addition, the CECL Reserve takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on our loans held for investment, unless we determine that a specifically identifiable reserve is warranted for a select asset. If macroeconomic conditions worsen, we may need to increase our CECL Reserve, which would impact our financial results.

We estimate our CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan-specific data as well as significant judgment with respect to various factors. In connection with estimating our CECL Reserve during the year ended December 31, 2024, we utilized macroeconomic forecasts and inputs that reflected a blend of a stable and a weaker economic outlook in the near term given ongoing macroeconomic conditions. However, the actual financial impact on us of the current environment is highly uncertain. If the data or judgments we have used to estimate our CECL Reserve are inaccurate or inadequate, we may be required to increase our CECL Reserve in future periods or may suffer more losses than those accounted for under our CECL Reserve.

Changing interest rates could adversely impact our financial condition.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the United States Federal Reserve (the “Federal Reserve”), which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024, the rate continues to be elevated and there can be no assurance that the rates will continue to decrease or that it will not be increased in 2025 or beyond. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Additionally, rising operating costs, such as property insurance and raw material costs for property development and improvements, have further pressured cash flow performance across many real estate property types. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

Even though we benefited from higher interest rates in 2024 with 96.5% of our loans held for investment portfolio consisting of floating rate loans as of December 31, 2024, the additional debt service payments due from our borrowers as a result of higher interest rates strains the operating cash flows of the real estate assets underlying our mortgages and contributes to non-performance or, in severe cases, default. In addition, our interest income and expense will generally change directionally with index rates. The impact of higher interest rates may be mitigated by certain hedging transactions that our borrowers may enter into or that we have entered into or may enter into in the future. If interest rates increase and neither we, nor our borrowers, are able to mitigate negative effects, we could experience further decreases in net income or incur a net loss, adversely affecting our liquidity and results of operations. Conversely, if interest rates on our loan investments continue to decrease, we will receive less income from such loans, which could decrease our net income and materially impact our business. See “Risk Factors—Risks Related to Our Business—Fluctuations in interest rates and credit spreads could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments” below.

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

Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence. While our Manager has not integrated the use of artificial intelligence in our business currently, we could integrate it in the future and at this time cannot fully determine the impact of such evolving technology to our industry or business.

Security incidents or cyber-attacks could adversely affect our business or the business of our borrowers by causing a disruption to our operations or the operations of our borrowers, a compromise or corruption of our confidential, personal or other sensitive information or the confidential, personal or other sensitive information of our borrowers and/or damage to our business relationships or reputation or the business relationships or reputations of our borrowers, all of which could negatively impact the business, financial condition and operating results of us or our borrowers.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks. These attacks may be an intentional attack or an unintentional event, either of which, could involve gaining unauthorized access to our information systems or those of our borrowers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our Manager’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information, which are becoming more difficult to detect. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our Manager’s employees, our borrowers and others, and other sensitive information that our Manager collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and our Manager must comply in the event of a security incident or cyber-attack. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our and our Manager’s cybersecurity risks.

The result of any security incident or cyber-attack may include disrupted operations, including our, our Manager’s, our counterparties’ or third-parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or improperly accessed information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The costs related to cyber-attacks or other security incidents or disruptions may not be fully insured or indemnified by other means. As our and our borrowers’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third party service providers, and the information systems of our borrowers. Ares Management has implemented processes, procedures and internal controls to help mitigate security incidents and cyber-attacks and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential security incidents and cyber-attacks, but these measures do not guarantee that a security incident or cyber-attack will not occur or that our financial results or operations will not be negatively impacted by such an incident.

In addition, Ares Management is dependent on third-party vendors for hosting hardware, software and data processing systems that they do not control. While we rely on the cybersecurity strategy and policies implemented by Ares Management, which includes the performance of risk assessments on third-party providers, our reliance on them and their potential reliance on third-party providers removes certain cybersecurity functions from outside their immediate control, and cyber-attacks on us, our Manager, Ares Management or on third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that Ares Management’s networks and its partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to Ares Management’s information technology systems or the third-party information technology systems that support services. Ares Management’s ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place.

Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and may be enhanced by artificial intelligence technologies, and in some cases are designed to not be detected and, in fact, may not be detected. Moreover, our systems, servers and platforms and those of our third party service providers may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our or their security measures may not detect, which could cause system interruptions, website slowdown or unavailability, delays in communication or loss of data. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third party service providers will be successful in preventing cyber-attacks or successfully mitigate their effects. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for regulators around the world. State and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. Recently, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports.

With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our, our Manager’s and Ares Management’s policies and systems designed to manage cybersecurity risks and related disclosures. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the California Consumer Privacy Act and the New York SHIELD Act. The SEC has also indicated that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

RISKS RELATED TO SOURCES OF FINANCING AND HEDGING

Fluctuations in interest rates and credit spreads could increase our financing costs, reduce our ability to generate income and increase the probability and magnitude of a loss on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures relate to the yield on our investments and the financing cost of our debt as well as interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads affect our net interest margin, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Fluctuations in interest rates and credit spreads resulting in our interest expense exceeding interest income result in operating losses for us. Higher interest rates also adversely impact our loans that contain a payment-in-kind (“PIK”) interest provision as a result of the increasing size of the loan balance that heightens our exposure to potential losses when the loan balance becomes due at the end of the loan term. Changes in the level of interest rates and credit spreads also affect our ability to make investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates and credit spreads also negatively affect demand for loans and result in higher borrower default rates.

To the extent that our financing costs are determined by reference to floating rates, such as SOFR or a Treasury index, plus a margin, the amount of such costs depends on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity.

In a period of rising interest rates or widening credit spreads, our interest expense on floating rate debt increases, while any additional interest income we earn on our floating rate investments may be subject to caps or may be subject to a tighter credit spread and as a result may not compensate for such increase in interest expense. At the same time, in a period of rising interest rates, the interest income we earn on our fixed rate investments does not change but the market value of such investments could decrease. Conversely, in a period of declining interest rates or tightening credit spreads, our interest income on floating rate investments decreases, while any decrease in the interest we are charged on our floating rate debt may be subject to floors or the interest rate costs on certain of our borrowings could be fixed at a higher floor and not compensate for such decrease in interest income or tightened credit spread. Additionally, in a period of declining interest rates, the interest we are charged on our fixed rate debt does not change but the market value of such debt generally increases. In 2024, the Federal Reserve started to reduce the federal funds rate. If interest rates on our loan investments decrease consistent with decreases in the federal funds rate, we will receive less income from such loans, which could decrease our net income and materially impact our business.

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

Fluctuations in interest rates and credit spreads as well as protracted periods of increases or decreases in interest rates and credit spreads could adversely affect the operation and income of multifamily and other CRE properties, as well as the demand from investors for CRE debt in the secondary market. In particular, higher interest rates and widening credit spreads tend to decrease the number of loans originated. An increase in interest rates or widening credit spreads could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult. However, a decrease in interest rates or tightening credit spreads increases the likelihood that certain holdings will be refinanced at lower rates that would negatively impact our earnings.

We incur significant debt, which subjects us to increased risk of loss and reduces cash available for distributions to our stockholders.

We borrow funds under the Financing Agreements and the CLO Securitizations. As of December 31, 2024, we had approximately $718.5 million of outstanding borrowings under the Financing Agreements and $456.0 million outstanding under the CLO Securitizations. We have and, subject to market conditions and availability, we may continue to incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

•our debt increases our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•we are required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes;

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

The documents that govern the Financing Agreements and our securitizations contain, and any additional lending facilities would be expected to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities, make other restricted payments, impose asset concentration limits and impact our flexibility to determine our operating policies and investment strategies. For example, certain of the Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio, fixed charge coverage ratio and loan concentration. Certain of the restrictive covenants that apply to the Financing Agreements are further described in Note 6 to our consolidated financial statements included in this annual report on Form 10-K. Deterioration of the credit of our loans in 2023 resulted in an increase in realized losses and non-accrual loans, which impacted the level of our tangible net worth, fixed charge coverage ratio and asset coverage ratio covenants. In 2024, we renegotiated our Financing Agreements to lower certain of these ratios. Continued deterioration of the credit of our loans may negatively impact our ability to satisfy the negative covenants and other financial and operating covenants in the Financing Agreements, and there can be no guarantee that we would be able to renegotiate the covenants in our Financing Agreements in the future. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, further limit our ability to make distributions to our stockholders (subject to a minimum to maintain our status as a REIT) and enforce their interests against existing collateral. We are also subject to cross-default and acceleration provisions and, with respect to collateralized debt, the posting of additional collateral, including cash to satisfy margin calls, and foreclosure rights upon default. Further, these restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

The Financing Agreements and any bank credit facilities and repurchase agreements that we may use in the future to finance our investments may require us to provide additional collateral or pay down debt.

We borrow funds under the Financing Agreements. We anticipate that we will also utilize additional bank credit facilities or repurchase agreements (including term loans and revolving facilities) to finance our assets if they become available on acceptable terms. The Financing Agreements and any future financing arrangements involve the risk that the value of the loans or securities pledged or sold by us to the provider of the bank credit facility or repurchase agreement counterparty may decline in value, in which case the lender may require us to provide additional collateral, including cash to satisfy margin calls, or to repay all or a portion of the funds advanced. With respect to certain facilities, subject to certain conditions, our lenders retain sole discretion over the market value of loans or securities that serve as collateral for the borrowings under such facilities for purposes of determining whether we are required to pay margin to such lenders. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to do on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our investments. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds or terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities and repurchase agreement financing may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

•general economic or market conditions;

•the market’s view of the quality of our investments;

•the market’s perception of our growth potential;

•our current and potential future earnings and cash distributions; and

•the market price of the shares of our common stock.

From time to time, capital markets may experience periods of disruption and instability, which may also adversely affect our ability to refinance our financing arrangements. There can be no assurance that current market conditions will not worsen in the future. See “Risk Factors—Risks Related to Our Business—A global economic slowdown or further declines in real estate values could impair our investments and harm our operations.”

We need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments. A prolonged decline in the price of our shares of common stock compared to book value could negatively affect our access to these markets. We have elected and qualified for taxation as a REIT. Among other things, in order to maintain our REIT status, we are generally required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income, and, as a result, such distributions will not be available to fund investment originations. We must continue to borrow from financial institutions and issue additional securities to fund the growth of our investments and to ensure that we can meet ongoing maturities of our outstanding debt. Unfavorable economic or capital market conditions increase our funding costs, limit our access to the capital markets and could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. In addition, weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any such financing (including any replacement financing for our current financing arrangements) on favorable terms or at all.

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

We have utilized and may continue to utilize in the future non-recourse long-term securitizations. Such structures expose us to risks which could result in losses.

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

We enter into hedging transactions from time to time and such transactions expose us to contingent liabilities.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. Any such economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

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

RISKS RELATED TO OUR INVESTMENTS

We allocate our available capital without input from our stockholders.

Stockholders are not able to participate in decisions regarding the manner in which our available capital is invested or the economic merit of our investments. As a result, we may use our available capital to make investments with which stockholders may not agree. Additionally, our investments are selected by our Manager and our stockholders do not have input into such investment decisions. Both of these factors increase the uncertainty, and thus the risk, of investing in our securities.

The failure of our Manager to apply our capital effectively or find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders, and could cause the value of our common stock to decline.

Until appropriate investments can be identified, our Manager may invest our available capital in interest-bearing short-term investments, including money market accounts or funds, commercial mortgage-backed securities, or corporate bonds, which are consistent with our intention to qualify as a REIT. These investments are expected to provide a lower net return than we seek to achieve from investments in our target investments. Our Manager conducts due diligence with respect to each investment and suitable investment opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that our Manager’s due diligence processes uncover all relevant facts or that any investment will be successful.

We cannot assure you that in the future (i) we will be able to enter into definitive agreements to make any new investments that meet our investment objective, (ii) we will be successful in consummating any investment opportunities we identify or (iii) one or more investments we may make will yield attractive risk-adjusted returns, and some have not in the past. Our inability to do any of the foregoing materially and adversely impacts our business and our ability to make distributions to our stockholders.

The lack of liquidity in our investments may adversely affect our business.

The illiquidity of our target investments makes it difficult for us to sell such investments if the need or desire arises. Certain target investments such as senior mortgage loans, subordinated debt, preferred equity, mezzanine loans and other CRE investments are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, many of the securities we invest in are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, many of our investments are illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example, as a result of margin calls, we may realize significantly less than the value at which we have previously recorded investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. Moreover, certain of our loan investments have become less liquid as a result of current market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. As a result, our ability to vary our portfolio in response to changes in economic and other conditions is relatively limited, which has adversely affected our results of operations and financial condition.

Our portfolio is concentrated in a limited number of loans and has a higher exposure to the office and mixed-use sectors compared to the other property types, which subjects us to a risk of significant loss if any of these loans default.

As of December 31, 2024 and 2023, our portfolio totaled 36 and 46 loans held for investment, respectively. The number of loans in which we are invested may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and fluctuates over time. A consequence of this limited number of investments is that the aggregate returns we realize are significantly adversely affected even if only a small number of investments perform poorly, if we need to write down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. While we intend to continue to diversify our portfolio of investments in the manner described in our filings with the SEC, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans and/or relatively few property types. As of December 31, 2024, approximately 44.2% of our total loan portfolio based on outstanding principal balance of loans held for investment is related to loans collateralized by office space and mixed-use space, which are at higher risk of foreclosure. If our portfolio of investments is concentrated in property types that are subject to higher risk of foreclosure (such as office space or mixed-use properties), or secured by properties concentrated in a limited number of geographic locations, downturns relating generally to such industry, region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

We may invest in multiple secured loans that share a common sponsor. We do not have a limit on the amount of total gross offering proceeds that can be held by multiple borrowers that share the same sponsor. We may face greater credit risk to the extent a large portion of our portfolio is concentrated in loans to multiple borrowers that share the same sponsor.

Our investments are subject to risks particular to real property. These risks may result in a reduction or elimination of, or return from, a loan secured by a particular property.

We have in the past owned, currently own and may own in the future CRE directly as a result of a default of mortgage or other real estate related loans. Real estate investments are subject to various risks, including:

•changes in national, regional or local economic conditions and/or specific industry segments or geographic regions;

•with respect to office properties, increases in remote working arrangements and the subsequent effect on demand for such properties;

•acts of God, pandemics, earthquakes, droughts, floods, hurricanes, fires and other natural disasters, which may result in uninsured losses;

•political events, civil or military disturbances or acts of war or terrorism;

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

The CRE loans we originate and the mortgage loans underlying any commercial mortgage-backed securities investments that we may make are subject to the ability of the commercial property owner to generate net income from operating the property, as well as the risks of delinquency and foreclosure.

Our CRE loans are secured by industrial, multifamily, mixed-use, self-storage, student housing and office and residential properties. In particular, mixed-use and office properties are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of other types of property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. As the net operating income of the property declines, the borrower’s ability to repay the loan is impaired. Net operating income of an income-producing property has in the past and in the future can be adversely affected by, among other things, the following:

•tenant mix;

•success of tenant businesses;

•property management decisions;

•property location, condition and design;

•competition from comparable types of properties;

•changes in laws that increase operating expenses or limit rents that may be charged;

•changes in national, regional or local economic conditions, and/or specific industry segments, including the credit and securitization markets;

•declines in regional or local real estate values;

•changes in local markets in which our tenants operate, including work and shopping-related dynamics and changes in oil and gas prices;

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

•changes in supply (resulting from the recent growth in CRE debt funds or otherwise) and demand (resulting from increases in remote working arrangements or otherwise); and

•acts of God, earthquakes, droughts, floods, hurricanes, fires and other natural disasters, pandemics, terrorist attacks, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses.

In the event of default under a mortgage loan held by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which has had a material adverse effect on our cash flow from operations and limits amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

We are subject to various risks related to the ownership of real property.

Real property that we currently own or that we may own in the future subjects us to risks particular to CRE property. We currently own a mixed-use property located in Florida and an office property located in North Carolina. We acquired legal title to these properties through a consensual foreclosure and a deed in lieu of foreclosure, respectively, with respect to the loans secured by such properties. In the past, we have owned similar properties under similar circumstances. We do not manage real estate properties in the ordinary course of our business and the ownership of these properties subjects us to certain operating risks that vary in degree among different real estate asset classes. These risks include tenants’ failure or unwillingness to make rental payments when due, decreased demand for the space as a result of market volatility, lack of liquidity, work-from-home arrangements and online shopping alternatives, or lower occupancy due to macroeconomic conditions. Additionally, tenants of properties we own or may own in the future may elect to not renew their leases or to renew them for less space than they currently occupy, especially in the case of office space, if substantial reconfiguration is required, which could increase vacancy, place downward pressure on occupancy, rental rates and income and property valuation. All of these factors could have a material adverse effect on the income we generate, if any, or expenses we incur, from the ownership of such properties.

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

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. Borrowers may seek to make prepayments as a result of SOFR or other interest rate floors in our loans which could result in higher interest expense. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate CRE loans, we expect borrowers will prepay at a projected rate generating an expected yield. When borrowers prepay their loans faster than expected, we may be unable to replace these CRE loans with new CRE loans and the corresponding prepayments on the CRE loans may reduce the expected yield on such loans. If prepayment rates decrease in a rising interest rate environment, and borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. In such situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

We have in the past and may in the future significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate newly acquired assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size or type effectively could adversely affect our results of operations and financial condition.

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

Our Manager values our investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the collateral underlying our mortgage loans and included in securitization pools, and the estimated impact of these losses on expected future cash flows and returns. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

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

The B-Notes and C-Notes that we have originated or may originate or acquire in the future may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We have originated and may continue to originate or acquire B-Notes and C-Notes. As of December 31, 2024, we had issued two subordinated B-Notes and one subordinated C-Note with an aggregate outstanding principal balance of $22.8 million, all of which was on non-accrual status. A B-Note is a mortgage loan typically (a) secured by a first mortgage on a single large commercial property or group of related properties and (b) subordinated to an A-Note secured by the same first mortgage on the same collateral. A C-Note is a mortgage loan similar to a B-Note, except that it is further subordinated to a B-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for the B-Note or C-Note holders after payment to the A-Note holders. Because each transaction is privately negotiated, B-Notes and C-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes and C-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes and C-Notes typically are secured by a single property and accordingly reflect the risks associated with significant concentration. Significant losses related to our B-Notes and C-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

We invest in and may continue to invest in real estate preferred equity, which involves a higher degree of risk than first mortgage loans due to a variety of factors, including the risk that, similar to mezzanine loans, such investments are subordinate to first mortgage loans and are not collateralized by property underlying the investment. Unlike mezzanine loans, preferred equity investments generally do not have a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Although as a holder of preferred equity we may seek to enhance our position with covenants that limit the activities of the entity in which we hold an interest and protect our equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur on our investment, we would only be able to proceed against the entity in which we hold an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

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

Some of our portfolio investments are in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. As of December 31, 2024, we had two CRE debt security investments recorded at fair value on a recurring basis. We have not elected the fair value option for the remaining financial instruments, including loans held for investment, the Financing Agreements and securitization debt. Such financial instruments are carried at cost. For loans held for investment that are evaluated for impairment at least quarterly, we estimate the fair value of the instrument, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, droughts, floods, hurricanes, fires, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism, acts of war or damage as a result of climate change-related events, also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property and the value of our investment related to such property.

Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments.

To the extent we foreclose on properties with respect to which we have extended mortgage loans, such as the office property we acquired in 2024 through a deed in lieu of foreclosure or the mixed-use property we acquired in 2023 as a result of a consensual foreclosure, we may be subject to environmental liabilities arising from such foreclosed properties. Under various United States federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

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

If we foreclose on any properties underlying our investments, such as the office or mixed-use properties we currently own, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

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

We invest in and may continue to invest in construction loans, the interest from which could generally be qualifying income for purposes of the gross income tests applicable to REITs, provided that the loan value of the real property securing the construction loan was equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property securing the loan is generally the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimates of the loan values of the real property associated with such construction loans. If such a challenge were sustained and all or a portion of the loan was not treated as a real estate asset, we could fail to qualify as a REIT, unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

Our investments may be concentrated and could be subject to risk of default.

We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, such as currently the office sector, or secured by properties concentrated in a limited number of geographic locations. To the extent that our investment portfolio is concentrated in any one region, sponsor or type of asset, economic and business downturns relating generally to such region, sponsor or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

We have foreclosed and in the future may need to foreclose on loans that are in default, which could result in losses.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “ACRE.” Recently, our common stock and the global capital and credit markets have experienced increased volatility. The market price and liquidity of the market for shares of our common stock are significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

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

•general market and economic conditions, and trends, including the current state of the credit and capital markets;

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

As of December 31, 2024 and 2023, we had 54,542,178 and 54,149,225 shares of common stock outstanding, respectively.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

We may continue to issue additional restricted common stock and other equity-based awards under our Amended and Restated 2012 Equity Incentive Plan. We have and may continue to issue additional shares in public offerings or private placements to make new investments or for other purposes. If we conduct other registered underwritten offerings or private placements of our common stock, we will not be required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests in us.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

In order to qualify as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements. We currently satisfy and intend to continue to satisfy the distribution requirement through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions at a certain level has been and may continue to be adversely affected by a number of factors, including the risk factors described in this annual report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•our ability to make profitable investments;

•margin calls or other expenses that reduce our cash flow;

•defaults in our asset portfolio or decreases in the value of our portfolio; and

•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock. We may use our net operating losses, to the extent available, carried forward to offset future REIT taxable income, and therefore reduce our dividend requirements. In addition, some of our dividends may include a return of capital, which would reduce the amount of capital available to operate our business.

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

To maintain our exemptive status, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. If we were to lose our exemptive status and were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business. Alternatively, if we were to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the 1940 Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business model. This could have a material adverse effect on our net asset value, the market price for our shares of common stock and our ability to pay distributions to our stockholders.

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

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of our Management Agreement expires on April 25, 2025, with automatic one-year term renewals thereafter. However, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

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

We pay our Manager substantial base management fees regardless of the performance of our portfolio. Pursuant to the terms of the Management Agreement, our Manager receives a base management fee that is calculated as 1.5% of our stockholders’ equity per annum, which is calculated and payable quarterly in arrears in cash, subject to certain adjustments. Our Manager’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Further, the management fee structure gives our Manager the incentive to maximize stockholders’ equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure will reward our Manager primarily based on the size of our equity raised and not on our financial returns to stockholders. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

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

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is defined in our Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For the year ended December 31, 2024, no incentive fees were incurred. For the years ended December 31, 2023 and 2022, $0.3 million and $3.4 million of incentive fees were incurred, respectively. In evaluating investments and other management strategies, the opportunity to earn incentive fees based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

In addition to other analytical tools, our Manager utilizes financial models to evaluate commercial mortgage loans and CRE-related debt instruments, the accuracy and effectiveness of which cannot be guaranteed.

In addition to other analytical tools, our Manager utilizes financial models to evaluate commercial mortgage loans and CRE-related debt instruments, the accuracy and effectiveness of which cannot be guaranteed. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Manager’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

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

RISKS RELATED TO UNITED STATES FEDERAL INCOME TAX

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

In order to maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements as a REIT. We will be subject to United States federal income tax on our undistributed REIT taxable income and net capital gain at corporate rates and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could inhibit our ability to finance our growth and cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets in adverse market conditions to fund these distributions. Although we have made and intend to continue to make distributions sufficient to meet the annual distribution requirements and to avoid United States federal income taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

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

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as “phantom income.” Moreover, we are generally required to include certain amounts in taxable income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of taxable income with respect to our debt instruments, such as original issue discount, earlier than would be the case under the general tax rules, causing our “phantom income” to increase. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to accrue and recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to United States stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation. Under current law, for taxable years before January 1, 2026, dividends payable by REITs (other than capital gain dividends and qualified dividends) received by non-corporate taxpayers may be eligible for a 20% deduction, which if allowed in full equates to a maximum effective U.S. federal income tax rate on ordinary dividends payable by REITs of 29.6%. Investors are urged to consult their tax advisors regarding the effect of this rule on their effective tax rate with respect to REIT dividends.

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

On August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. Our TRSs operate as standalone corporations and therefore could be adversely affected by the IRA.

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

GENERAL RISK FACTORS

Changes in laws or regulations governing our operations and our industry, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

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

Furthermore, regulatory capital requirements imposed on our private lenders are currently subject to change as a result of the United States federal bank regulatory agencies’ proposal known as “Basel III Endgame,” which seeks to revise the capital framework and meaningfully increase the capital requirements applicable to large banking organizations with $100 billion or more in total consolidated assets or with significant trading activity. Adoption of the proposal could reduce market-wide liquidity and increase financing and hedging costs. In the real estate industry specifically, even though the latest version of the proposal softened the proposed capital requirements originally proposed for banks involved in mortgage lending, if adopted, it is possible that these additional requirements could have the effect of discouraging mortgage lending. The impact of the reproposal will not be fully known until after the rules are implemented by the United States federal bank regulatory agencies. However, their implementation may negatively impact our access to financing, affect the terms of our future financing arrangements and negatively impact the mortgage lending industry in which we operate.

We expect that our business and our industry will remain subject to extensive regulation and supervision as both the scope of the laws and regulations and the intensity of regulatory supervision has generally increased in response to factors such as technological and market changes.

If we fail to comply with laws, regulations and market standards regarding the privacy, use and security of borrower information, we may be subject to legal and regulatory actions and our reputation would be harmed, which would materially adversely affect us.

We receive, maintain and store the non-public personal information of our loan applicants. The technology and other controls and processes designed to secure our borrower information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Accordingly, such controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our borrower information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected applicant or borrower for any losses he or she may have incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our borrowers’ information, which could materially adversely affect us.

Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with legal obligations regarding such data or intellectual property or a violation of Ares’ privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.

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

In the normal course of business, we, our Manager or its affiliates may be subject to various legal proceedings from time to time. We, our Manager and its affiliates are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Manager or regulatory proceedings or investigations against us, our Manager or its affiliates. We may incur significant costs and expenses in connection with any information requests, proceedings or investigations. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. Litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses. We, our Manager or its affiliates depend, to a large extent, on our business relationships and our reputation for integrity to attract and retain investors and to pursue investment opportunities. As a result, allegations of improper conduct asserted by private litigants or regulators, regardless of whether the ultimate outcome is favorable or unfavorable to us, our Manager or its affiliates, as well as negative publicity and press speculation about us, our Manager or its affiliates or our investment activities or the investment industry in general, whether valid or not, may harm our, our Manager’s or its affiliates’ reputation, which may be damaging to our businesses. Legal proceedings or governmental investigations may adversely affect our financial results and reputation.

A major public health crisis, pandemic or epidemic, like the COVID-19 pandemic, could disrupt the U.S. and global economy and industries in which we operate and negatively impact us.

A major public health crisis, pandemic or epidemic could impact the U.S. and global economy. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis, has, and may in the future, adversely impact our business and operations. Public health crises, pandemics and epidemics have contributed, and could contribute, to adverse impacts on global commercial activity and the inability of our borrowers’ tenants to pay rent on their leases, or our borrowers’ inability to re-lease space that becomes vacant, which may adversely impact the ability of certain of our borrowers to meet loan covenants or to make payments on their loans on a timely basis or at all. Such volatility may also adversely affect our liquidity position as well as the ability of our borrowers to meet their obligations to us, all of which could disrupt our business and adversely materially impact our financial results.

The impact and effects of any future health crises, pandemics or epidemics will depend on various factors, including how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of potentially disrupted supply chains and industries, the impact of labor market interruptions, and the impact of government interventions. Health crises, pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.

Increasing scrutiny from stakeholders and regulators with respect to ESG matters may impose additional costs and expose us to additional risks.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

“Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our Manager’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose our Manager to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.

In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we conduct our business and adversely affect our profitability.

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

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

Ares Management’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares Management prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Manager or Ares Management. Ares Management’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity threats, including those which may impact us, our Manager or Ares Management, is integrated into Ares Management’s Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares Management ERC”), as discussed below. In addition, Ares Management periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs and responding to incidents.

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

Material Impact of Risks from Cybersecurity Threats

In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Security incidents or cyber-attacks could adversely affect our business or the business of our borrowers by causing a disruption to our operations or the operations of our borrowers, a compromise or corruption of our confidential, personal or other sensitive information or the confidential, personal or other sensitive information of our borrowers and/or damage to our business relationships or reputation or the business relationships or reputations of our borrowers, all of which could negatively impact the business, financial condition and operating results of us or our borrowers.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares Management’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO is also a member of the Ares Management ERC. The Ares Management ERC is a cross-functional committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes members of Ares Management’s senior executive management, including its CEO, CFO, General Counsel, Global Chief Compliance Officer, Chief Information Officer, CISO, and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and representatives from our Manager, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigating controls, and ongoing cybersecurity efforts.

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

During the year ended December 31, 2024, we acquired legal title to an office property located in North Carolina through a deed in lieu of foreclosure. Prior to our acquisition date, the office property collateralized a $68.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned and also recognized the associated assets and liabilities held at the office property.

Item 3. Legal Proceedings

From time to time, we, our executive officers, directors and our Manager, and its affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our loans and we and our Manager are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Manager or legal or regulatory proceedings or investigations against us or our Manager, respectively. We incur significant costs and expenses in connection with any such proceedings, information requests and investigations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

COMMON STOCK

Our common stock is listed for trading on the NYSE under the symbol “ACRE.” On February 10, 2025, the closing price of our common stock, as reported on the NYSE, was $5.95 per share.

HOLDERS

As of February 10, 2025, there were 183 holders of record of our common stock, including Cede & Co, which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of shares of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. The information related to holders of our common stock was obtained through our registrar and transfer agent, based on the results of a broker search.

DISTRIBUTION POLICY

We elected to be taxed as a REIT for United States federal income tax purposes and, as such, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. This 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. For the year ended December 31, 2024, we plan to satisfy the REIT distribution requirement with dividends paid in 2024. For the year ended December 31, 2023, we elected to satisfy the REIT distribution requirement in part with dividends paid in 2024. Furthermore, if we distribute less than the sum of (1) 85% of our ordinary income for the calendar year, (2) 95% of our capital gain net income for the calendar year, and (3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. For the year ended December 31, 2024, we did not incur any expense for U.S. federal excise tax. For the years ended December 31, 2023 and 2022, we accrued an excise tax expense (benefit) of $(73) thousand and $430 thousand, respectively. Excise tax payable is included in the line item “Other liabilities” in the consolidated balance sheets included in this annual report on Form 10-K. Excise tax expense (benefit) is included in the line item “Income tax expense (benefit), including excise tax” in the consolidated statements of operations included in this annual report on Form 10-K.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUERS PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
October 1, 2024 to October 31, 2024	—	$—	—	$50,000
November 1, 2024 to November 30, 2024	—	—	—	50,000
December 1, 2024 to December 31, 2024	—	—	—	50,000
Total	—		—
_____________________________
(1)    On July 31, 2024, our board of directors renewed our program to repurchase up to $50.0 million of our common stock (the “Repurchase Program”), which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. As of December 31, 2024, $50.0 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Ares Commercial Real Estate Corp.
S&P 500 Index
BBG REMR Index (1)
FNMRC Index

(1)    The Bloomberg Mortgage REIT Index was discontinued in February 2024.

SOURCE:    Bloomberg
NOTES:    Assumes $100 invested on December 31, 2019 in ACRE, the S&P 500 Index, the Bloomberg Mortgage REIT Index and the FTSE NAREIT All Mortgage Capped Index. We have replaced the Bloomberg Mortgage REIT Index following its discontinuation with FTSE NAREIT All Mortgage Capped Index, which we believe is representative of companies similar to ours. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company primarily engaged in directly originating and investing in CRE loans and related investments. We are externally managed by ACREM, a subsidiary of Ares Management, a publicly traded, leading global alternative asset manager, pursuant to the terms of the Management Agreement. From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

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

Below are significant developments during the year ended December 31, 2024 presented by quarter:

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
•We acquired legal title to an office property located in California through a foreclosure. The office property previously collateralized a $33.2 million senior mortgage loan held by us that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, we derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned and also recognized the associated assets and liabilities held at the office property. We recognized a realized loss of $16.4 million on the derecognition of the senior mortgage loan as the estimated fair value less costs to sell of the office property at acquisition and the net operating assets and liabilities held at the office property at acquisition was less than the cost basis of the senior mortgage loan.

Developments During the Third Quarter of 2024:

•We received a discounted payoff of a $97.5 million senior mortgage loan, which was collateralized by a multifamily property in Texas, in conjunction with a short sale of the multifamily property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was on non-accrual status. For the three and nine months ended September 30, 2024, the Company received $2.1 million and $3.8 million, respectively, of interest payments in cash on the senior Texas loan that was recognized as a reduction to the carrying value of the loan and the borrower was current on all contractual interest payments. We did not recognize any gain or loss on the discounted payoff as the carrying value of the senior mortgage loan, not including the CECL Reserve, was equal to the net proceeds from the payoff of the loan.
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
•We elected to repay in full and terminate the $105.0 million recourse note prior to its scheduled maturity in July 2025.

Developments During the Fourth Quarter of 2024:

•We entered into a Purchase and Sale Agreement and closed the sale of the office property located in California that was classified as real estate owned held for sale to a third party for $13.0 million. We recognized a $2.3 million realized loss on the sale of the office property as the net sale proceeds were less than the net carrying value of the office property as of the sale closing date.
•We wrote off a mezzanine loan with outstanding principal of $18.5 million, which was collateralized by an office property located in New Jersey, as we deemed the mezzanine loan to be uncollectible. At the time of the write-off, the mezzanine loan was in default due to the borrower not making its contractual interest payments due subsequent to the December 2023 interest payment date. We recognized a realized loss of $15.7 million, which was equal to the carrying value of the mezzanine loan, not including the CECL Reserve. Prior to the write-off, the loan had been assigned a CECL Reserve equal to the $15.7 million carrying value, which was reversed in recognition of the realized loss.
•We closed a $40.0 million financing through an advance on our Morgan Stanley Facility, which is secured by a mixed-use property located in Florida that is recognized as real estate owned held for investment in our consolidated balance sheets. The initial advance on the financing at closing was $20.0 million with an additional $20.0 million approved and available to fund upon the satisfaction of certain conditions.
•We amended the master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”) to, among other things, extend the initial maturity date of the Citibank Facility to January 13, 2027, subject to two 12-month extensions, each of which may be exercised at our option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2029. The amendment also included an accordion provision such that the maximum commitment for the Citibank Facility may be increased to up to $425.0 million by up to two increments of $50.0 million with the consent of Citibank, subject to the satisfaction of certain conditions, including payment of an upsize fee.

Trends Affecting Our Business

Throughout 2024, the U.S. economy continued to expand with GDP growth driven by healthy household consumption and supported by the continued strength of the labor market, particularly in the first half of the year. While the Federal Reserve maintained a restrictive monetary policy stance for much of the year, inflation eased from peak levels and there were emerging signs of labor market softness. As a result, the Federal Reserve began easing monetary policy, reducing the federal funds rate by 100 basis points in the second half of 2024. However, in December 2024, persistent levels of inflation and continued strength in the labor markets led the Federal Reserve to take a more balanced monetary policy approach as opposed to its prior more accommodative approach by forecasting two 25 basis point rate reductions in 2025 as opposed to four 25 basis point rate reductions previously forecasted in September of 2024.

Against this backdrop of continued economic strength in 2024, publicly traded equity and credit markets delivered positive returns with incrementally lower risk premiums with expectations of lower future market rates. The overall stability in the economy and financial system supported increased values and liquidity in the market. These dynamics positively impacted the commercial real estate market, particularly during the second half of 2024, which delivered increased transactions and values.

Despite the overall improvement in the liquid capital markets throughout 2024, the commercial real estate markets continue to be impacted by macroeconomic factors, certain property specifics, regulatory changes and geopolitical risks. Regulated lending institutions continue to adjust their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Rising operating costs, such as property insurance and raw material costs for property development and improvements, have further pressured cash flow performance across many real estate property types. Office properties, in particular, continue to experience particular challenges driven by the increased prevalence of remote work and elevated costs to operate, improve or repurpose office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates.

Offsetting some of these challenges, there has been a significant decline in new commercial real estate development that began in 2023 and continued in 2024. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to reduce loan carrying value depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. We may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, and as set forth below, as of December 31, 2024 and 2023, all loans held for investment were paying in accordance with their contractual terms. As of December 31, 2024, the Company had five loans held for investment on non-accrual status with a carrying value of $318.4 million. As of December 31, 2023, the Company had nine loans held for investment on non-accrual status with a carrying value of $399.3 million.

Loan balances that are deemed to be uncollectible are written off as a realized loss and are deducted from the CECL Reserve. The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment. During the year ended December 31, 2024, we wrote-off a mezzanine loan on an office property located in New Jersey with outstanding principal of $18.5 million as we deemed the mezzanine loan to be uncollectible. There were no loans written off during the year ended December 31, 2023.

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

Stock Repurchase Program

On July 31, 2024, our board of directors renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. During the year ended December 31, 2024, we did not repurchase any shares through the Repurchase Program.

Loans Held for Investment Portfolio

As of December 31, 2024, our portfolio included 36 loans held for investment, excluding 179 loans that were repaid, sold, converted to real estate owned or written off since inception. As of December 31, 2024, the aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion. During the year ended December 31, 2024, we funded approximately $46.8 million of outstanding principal, received repayments of $349.6 million of outstanding principal, converted two loans with outstanding principal of $101.8 million to real estate owned and wrote-off one loan with outstanding principal of $18.5 million. As of December 31, 2024, 64.5% of our loans have SOFR floors, with a weighted average floor of 1.01%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, as of December 31, 2024, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2024 ($ in thousands):

	As of December 31, 2024
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,617,835	$1,655,141	6.8%	(2)	8.6%	(3)	0.9
Subordinated debt and preferred equity investments	38,853	43,365	7.5%	(2)	15.7%	(3)	1.5
Total loans held for investment portfolio	$1,656,688	$1,698,506	6.9%	(2)	8.7%	(3)	1.0
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2024 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of December 31, 2024 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2024).
(4)Remaining Life is based on contractual maturity date and does not include contractual extension options not yet exercised.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. We believe the following critical accounting policies represent areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements.

Current Expected Credit Losses

FASB ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”), requires us to reflect current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broad range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). Increases and decreases to expected credit losses impact earnings and are recorded within provision for (reversal of) current expected credit losses, net in our consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASC 326 is a valuation account that is deducted from the amortized cost basis of our loans held for investment in our consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in our consolidated balance sheets.

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

Real Estate Owned

We may assume legal title or physical possession of the underlying collateral property as a result of a default of our mortgage or other real estate related loan investments. Real estate assets held for investment are carried at their estimated fair value at acquisition and are presented net of accumulated depreciation or amortization and impairment charges. We allocate the purchase price of acquired real estate assets held for investment based on the fair value of the acquired land, buildings and improvements, furniture, fixtures and equipment, intangible assets and intangible liabilities, as applicable.

In accordance with FASB ASC Topic 820-10, Fair Value Measurement (“ASC 820-10”), we are required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. The fair value of real estate assets at acquisition is estimated using a third-party appraisal, which utilizes standard industry valuation techniques such as the income and market approach. When determining the fair value of acquired real estate assets, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the property based upon our estimation of a capitalization rate, discount rates and comparable selling prices in the market.

Real estate assets held for investment are evaluated for indicators of impairment on a quarterly basis. Factors that we may consider in our impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value.

See Notes 2, 5 and 13 included in these consolidated financial statements for additional information regarding real estate owned.
RECENT DEVELOPMENTS

Our board of directors declared a regular cash dividend of $0.15 per common share for the first quarter of 2025. The first quarter 2025 dividend will be payable on April 15, 2025 to common stockholders of record as of March 31, 2025.

On January 6, 2025, the senior mortgage loan collateralized by a mixed-use property located in Texas, which was in maturity default as of December 31, 2024 due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2024 maturity date, was fully repaid.

On February 10, 2025, ACRC Lender W LLC and ACRC Lender W TRS LLC, each a subsidiary of ours (collectively, “ACRC Lender W”), entered into an amendment to the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”). The purpose of the amendment was to, among other things, extend the initial maturity date and funding period of the Wells Fargo Facility to February 10, 2028. The maturity date of the Wells Fargo Facility continues to be subject to two 12-month extensions, each of which may be exercised at ACRC Lender W’s option, subject to the satisfaction of certain conditions and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to February 10, 2030.

RESULTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2024 and 2023 ($ in thousands):

	For the Years Ended December 31,
	2024	2023
Total revenue	$69,650	$92,926
Total expenses	37,930	28,513
Provision for (reversal of) current expected credit losses, net	(18,152)	91,825
Realized losses on loans	83,591	10,499
Change in unrealized losses on loans held for sale	(995)	995
Realized loss on sale of real estate owned	2,287	—
Income (loss) before income taxes	(35,011)	(38,906)
Income tax expense (benefit), including excise tax	(18)	(39)
Net income (loss) attributable to common stockholders	$(34,993)	$(38,867)

The following tables set forth select details of our consolidated results of operations for the years ended December 31, 2024 and 2023 ($ in thousands):

Net Interest Margin

	For the Years Ended December 31,
	2024	2023
Interest income	$157,717	$198,608
Interest expense	(105,985)	(109,652)
Net interest margin	$51,732	$88,956

For the years ended December 31, 2024 and 2023, net interest margin was approximately $51.7 million and $89.0 million, respectively. For the years ended December 31, 2024 and 2023, interest income of $157.7 million and $198.6 million, respectively, was generated by weighted average earning assets of $2.0 billion and $2.3 billion, respectively, offset by $106.0 million and $109.7 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable, the Secured Term Loan and securitization debt were $1.4 billion for the year ended December 31, 2024 and $1.7 billion for the year ended December 31, 2023. The decrease in net interest margin for the year ended December 31, 2024 compared to the year ended December 31, 2023 relates to a decrease in our weighted average earning assets and weighted average borrowings for the year ended December 31, 2024, no benefit received from our interest rate hedging derivative contracts for the year ended December 31, 2024 due to the expiration of the contracts in December 2023 and an increase in the amount of loans held for investment on non-accrual status for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Revenue From Real Estate Owned

On September 19, 2024, we acquired legal title to an office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the period from September 19, 2024 to December 31, 2024, revenue from real estate owned related to this property was $2.8 million.

On June 12, 2024, we acquired legal title to an office property located in California through a foreclosure. Prior to June 12, 2024, the office property collateralized a $33.2 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, we derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. On November 15,

2024, we closed the sale of the office property to a third party. For the period from June 12, 2024 to November 15, 2024, revenue from real estate owned related to this property was $1.9 million.

On September 8, 2023, we acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the year ended December 31, 2024, revenue from real estate owned related to this property was $13.2 million. For the period from September 8, 2023 to December 31, 2023, revenue from real estate owned related to this property was $4.0 million.

Operating Expenses

	For the Years Ended December 31,
	2024	2023
Management and incentive fees to affiliate	$10,685	$12,263
Professional fees	2,634	3,054
General and administrative expenses	7,822	7,244
General and administrative expenses reimbursed to affiliate	3,825	3,434
Expenses from real estate owned	12,964	2,518
Total expenses	$37,930	$28,513

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the changes in operating expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Related Party Expenses

For the year ended December 31, 2024, related party expenses included $10.7 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the year ended December 31, 2024. For the year ended December 31, 2024, related party expenses also included $3.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2023, related party expenses included $12.3 million in management and incentive fees due to our Manager pursuant to the Management Agreement, which consisted of $11.9 million in management fees and $0.3 million in incentive fees. For the year ended December 31, 2023, related party expenses also included $3.4 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in management fees for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily relates to a decrease in our weighted average stockholders’ equity for the year ended December 31, 2024 as a result of realized losses on loans and the sale of real estate owned. The decrease in incentive fees for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily relates to our Core Earnings (defined below) for the twelve months ended December 31, 2024 not exceeding the 8% minimum return. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and our independent directors and after approval by a majority of our independent directors. The increase in allocable general and administrative expenses due to our Manager for the year ended December 31, 2024 compared to the year ended December 31, 2023 relates to changes in the mix of employees of our Manager that allocated time to us year over year.

Other Expenses

For the years ended December 31, 2024 and 2023, professional fees were $2.6 million and $3.1 million, respectively. The decrease in professional fees for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily relates to a decrease in our use of third-party professionals due to changes in transaction activity year over year. For the years ended December 31, 2024 and 2023, general and administrative expenses were $7.8 million and $7.2 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily relates to an increase in stock-based compensation expense due to restricted stock and restricted stock unit awards granted after December 31, 2023.

    Expenses From Real Estate Owned

For the years ended December 31, 2024 and 2023, expenses from real estate owned were comprised of the following ($ in thousands):

	For the Years Ended December 31,
	2024	2023
Mixed-use property operating expenses	$4,672	$1,215
Office property operating expenses	2,885	—
Depreciation and amortization expense	5,407	1,303
Expenses from real estate owned	$12,964	$2,518

For the years ended December 31, 2024 and 2023, mixed-use property operating expenses were $4.7 million and $1.2 million, respectively. Mixed-use property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our mixed-use property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees. The increase in mixed-use property operating expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily due to the year ended December 31, 2023 only including operating expenses for the period September 8, 2023 to December 31, 2023 as we did not acquire legal title to the mixed-use property until September 8, 2023.

For the year ended December 31, 2024, office property operating expenses were $2.9 million, which consists of operating expenses for two office properties, which were acquired on June 12, 2024 and September 19, 2024, respectively. For the year ended December 31, 2023, there were no office property operating expenses incurred as we did not acquire legal title to the two office properties until June 12, 2024 and September 19, 2024, respectively. Office property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our two office properties, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.
For the years ended December 31, 2024 and 2023, depreciation and amortization expense were $5.4 million and $1.3 million, respectively, and relates primarily to our mixed-use property that was acquired on September 8, 2023 and our office property acquired on September 19, 2024. As the office property acquired on June 12, 2024, and later sold on November 15, 2024, was classified as real estate owned held for sale, we did not depreciate or amortize the carrying value of the office property. The increase in depreciation and amortization expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily due to the year ended December 31, 2023 only including depreciation and amortization expense related to the mixed-use property for the period September 8, 2023 to December 31, 2023 as we did not acquire legal title to the mixed-use property and the office property until September 8, 2023 and September 19, 2024, respectively.

Provision for (Reversal of) Current Expected Credit Losses, Net

For the years ended December 31, 2024 and 2023, the provision for (reversal of) current expected credit losses, net was $(18.2) million and $91.8 million, respectively. The decrease in the provision for (reversal of) current expected credit losses, net for the year ended December 31, 2024 is primarily due to realized losses on five risk rated “5” loans, resulting in a reversal of associated CECL Reserves, shorter average remaining loan term and loan repayments during the year ended December 31, 2024. These factors were partially offset by an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, and more particularly, volatility and reduced liquidity in the office sector and other loan-specific factors during the year ended December 31, 2024. The increase in the provision for (reversal of) current expected credit losses, net for the year ended December 31, 2023 was primarily due to an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan-specific factors partially offset by shorter average remaining loan term and loan repayments during the year ended December 31, 2023.

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

Realized Losses on Loans

In December 2023, we entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $37.9 million, which was collateralized by a mixed-use property located in California. As of December 31, 2023, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and was carried at the lower of carrying value or fair value in our consolidated balance sheets. We recognized an unrealized loss of $1.0 million in our consolidated statements of operations upon reclassifying the loan to held for sale as the carrying value of the senior mortgage loan exceeded fair value as determined by the agreed upon sale price of the loan and loan reserves. In January 2024, we closed the sale of the senior mortgage loan. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the March 2023 maturity date. This $1.0 million unrealized loss was realized during the year ended December 31, 2024.

In February 2024, we received a discounted payoff on a senior mortgage loan with outstanding principal of $18.8 million, which was collateralized by a multifamily property located in Washington. The discounted payoff was received in conjunction with a short sale of the multifamily property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the September 2023 maturity date. For the year ended December 31, 2024, we recognized a realized loss of $1.7 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the carrying value exceeded the net proceeds from the payoff of the loan.

In March 2024, we received a discounted payoff on a senior mortgage loan with outstanding principal of $56.9 million, which was collateralized by an office property located in Illinois. The discounted payoff was received in conjunction with a short sale of the office property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2024 maturity date. For the year ended December 31, 2024, we recognized a realized loss of $43.1 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the carrying value exceeded the net proceeds from the payoff of the loan.

In June 2024, we acquired legal title to an office property located in California through a foreclosure. The office property previously collateralized a $33.2 million senior mortgage loan held by us that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, we derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned. As we expected to complete a sale of the office property within the next twelve months, the office property was classified as real estate owned held for sale and was carried at its estimated fair value at acquisition, less costs to sell. For the year ended December 31, 2024, we recognized a realized loss of $16.4 million in our consolidated statements of operations on the derecognition of the senior mortgage loan as the estimated fair value less costs to sell of the office property of $14.5 million and the net operating assets and liabilities held at the office property of $(0.1) million at acquisition was less than the $30.8 million cost basis of the senior mortgage loan.

In September 2024, we acquired legal title to an office property located in North Carolina through a deed in lieu of foreclosure. The office property previously collateralized a $68.6 million senior mortgage loan held by us that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. As we do not expect to complete a sale of the office property within the next twelve months, the office property is classified as held for investment, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. For the year ended December 31, 2024, we recognized a realized loss of $5.8 million in our consolidated statements of operations on the derecognition of the senior mortgage loan as the fair value of the office property at acquisition of $60.2 million and the net operating assets and liabilities held at the office property of $(0.2) million at acquisition was less than the $65.8 million cost basis of the senior mortgage loan.

In November 2024, we determined that a mezzanine loan with outstanding principal of $18.5 million, which was collateralized by an office property located in New Jersey, was no longer collectible and the loan was written-off. At the time of the write-off, the mezzanine loan was in default due to the borrower not making its contractual interest payments due subsequent to the December 2023 interest payment date. For the year ended December 31, 2024, we recognized a realized loss of $15.7 million in our consolidated statements of operations upon the write-off, which was equal to the carrying value of the mezzanine loan.

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

Change in Unrealized Losses on Loans Held for Sale

As described above, the sale of the senior mortgage loan with outstanding principal of $37.9 million, which was collateralized by a mixed-use property located in California, had not yet closed as of December 31, 2023. As such, we recognized an unrealized loss of $1.0 million in our consolidated statements of operations upon reclassifying the loan to held for sale for the year ended December 31, 2023. In January 2024, we closed the sale of the senior mortgage loan and the $1.0 million unrealized loss related to this senior mortgage loan for the year ended December 31, 2023 was realized during the year ended December 31, 2024.

Realized Loss on Sale of Real Estate Owned

For the year ended December 31, 2024, we recognized a $2.3 million realized loss on the sale of the office property that was recognized as real estate owned held for sale as the net sale proceeds were less than the net carrying value of the office property as of the sale closing date.

For the years ended December 31, 2023 and 2022

The comparison of our results of operations for the fiscal years ended December 31, 2023 and 2022 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2023 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As a result of the current macroeconomic environment, certain borrowers have been unable to make interest and principal payments timely, including at the maturity date of the borrower’s loan. We increase our CECL Reserve from time to time, as necessary, to reflect this risk. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. For example, certain of our Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio and loan concentration. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. If we experience borrower default as a result of the current macroeconomic conditions, we may not be able to negotiate modifications to our borrowings with our lenders or receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

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

As of February 10, 2025, we had approximately $201 million in liquidity including $139 million of cash and $62 million of availability under our Secured Funding Agreements.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2024 and 2023 ($ in thousands):

	For the Years Ended December 31,
	2024	2023
Net income (loss)	$(34,993)	$(38,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	70,542	85,656
Net cash provided by (used in) operating activities	35,549	46,789
Net cash provided by (used in) investing activities	427,914	127,460
Net cash provided by (used in) financing activities	(507,628)	(205,068)
Change in cash, cash equivalents and restricted cash	$(44,165)	$(30,819)

During the years ended December 31, 2024 and 2023, cash, cash equivalents and restricted cash decreased by $44.2 million and $30.8 million, respectively.

Operating Activities

For the years ended December 31, 2024 and 2023, net cash provided by operating activities totaled $35.5 million and $46.8 million, respectively. For the year ended December 31, 2024, adjustments to net income (loss) related to operating activities primarily included the net reversal of current expected credit losses of $18.2 million, accretion of discounts, deferred loan origination fees and costs of $5.0 million, amortization of deferred financing costs of $5.1 million, change in other assets of $1.9 million and realized losses on loans of $83.6 million. For the year ended December 31, 2023, adjustments to net income (loss) related to operating activities primarily included the provision for current expected credit losses of $91.8 million, accretion of discounts, deferred loan origination fees and costs of $6.1 million, amortization of deferred financing costs of $3.9 million, change in other assets of $19.9 million and realized losses on loans of $10.5 million.

Investing Activities

For the years ended December 31, 2024 and 2023, net cash provided by investing activities totaled $427.9 million and $127.5 million, respectively. This change in net cash provided by investing activities was primarily a result of the cash received from principal collections and cost-recovery proceeds on loans held for investment and from the sale of loans and real estate owned held for sale exceeding the cash used for the origination and funding of loans held for investment for the year ended December 31, 2024.

Financing Activities

For the year ended December 31, 2024, net cash used in financing activities totaled $507.6 million and was primarily related to repayments of our Secured Funding Agreements of $188.1 million, repayment in full and termination of our $105.0 million recourse note, repayments of debt of consolidated VIEs of $267.9 million, repayments of our Secured Term Loan of $20.0 million and dividends paid of $59.6 million, partially offset by proceeds from our Secured Funding Agreements of $136.8 million. For the year ended December 31, 2023, net cash used in financing activities totaled $205.1 million and was primarily related to repayments of our Secured Funding Agreements of $109.1 million, repayments of debt of consolidated VIEs of $55.1 million, dividends paid of $76.0 million and repurchases of our common stock of $4.6 million, partially offset by proceeds from our Secured Funding Agreements of $43.7 million.

For the years ended December 31, 2023 and 2022

The comparison of our cash flows for the fiscal years ended December 31, 2023 and 2022 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2023 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Secured Funding Agreements, Notes Payable and the Secured Term Loan (collectively, the “Financing Agreements”) are described in the following table ($ in thousands):

	As of
	December 31, 2024					December 31, 2023
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$210,216	SOFR+1.50 to 3.75%	December 15, 2025	(1)	$450,000	$208,540	SOFR+1.50 to 3.75%	December 15, 2025	(1)
Citibank Facility	325,000	228,727	SOFR+1.50 to 2.60%	January 13, 2027	(2)	325,000	221,604	SOFR+1.50 to 2.10%	January 13, 2025	(2)
CNB Facility	75,000	—	SOFR+3.25%	March 10, 2025	(3)	75,000	—	SOFR+2.65%	March 11, 2024	(3)
MetLife Facility	—	—	—	—	(4)	180,000	—	SOFR+2.50%	August 13, 2024
Morgan Stanley Facility	250,000	149,525	SOFR+1.60 to 3.50%	July 16, 2025	(5)	250,000	209,673	SOFR+1.60 to 3.10%	July 16, 2025	(5)
Subtotal	$1,100,000	$588,468				$1,280,000	$639,817

Notes Payable	$—	$—	—	—	(6)	$105,000	$105,000	SOFR+2.00%	July 28, 2025	(6)

Secured Term Loan	$130,000	$130,000	4.50%	November 12, 2026	(7)	$150,000	$150,000	4.50%	November 12, 2026	(7)
Total	$1,230,000	$718,468				$1,535,000	$894,817
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
(2)In December 2024, we amended the master repurchase facility with Citibank, N.A. ("Citibank") (the “Citibank Facility”) to, among other things, extend the initial maturity date of the Citibank Facility to January 13, 2027, subject to two 12-month extensions, each of which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid. The amendment also included an accordion provision such that the maximum commitment for the Citibank Facility may be increased to up to $425.0 million by up to two increments of $50.0 million with the consent of Citibank, subject to the satisfaction of certain conditions, including payment of an upsize fee.
(3)In January 2024, we amended the CNB Facility to, among other things: (1) extend the initial maturity date of the CNB Facility to March 10, 2025, subject to one 12-month extension, which may be exercised at our option if certain conditions described in the CNB Facility are met, including applicable extension fees being paid, which, if exercised, would extend the maturity date to March 10, 2026 and (2) set the interest rate on advances under the CNB Facility to a per annum rate equal to the sum of, at our option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. Amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of December 31, 2024, there was approximately $42.0 million immediately available under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
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
(6)A wholly owned subsidiary of ours was party to a Credit and Security Agreement with the lender referred to therein, which provided for a $105.0 million note. The $105.0 million note was subject to two 12-month extensions, each of which may have been exercised at our option provided that certain conditions were met and applicable extension fees were paid. In September 2024, we elected to repay in full and terminate the $105.0 million note prior to its scheduled maturity on July 28, 2025.
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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of December 31, 2024, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this annual report on Form 10-K for more information on our Financing Agreements.

Securitizations

As of December 31, 2024, the carrying amount and outstanding principal of our CLO Securitizations was $455.8 million and $456.0 million, respectively. See Note 16 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our CLO Securitizations.

Leverage Policies

We intend to use prudent amounts of leverage to increase potential returns to our stockholders. To that end, subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we intend to continue to use borrowings to fund the origination or acquisition of our target investments. Given current macroeconomic conditions and our focus on first or senior mortgages, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 4.5-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we deploy for particular investments in our target investments depends upon our Manager’s assessment of a variety of factors, which includes, among others, our liquidity position, the anticipated liquidity and price volatility of the assets in our loans held for investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the impact of the macroeconomic environment on the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the SOFR curve or another alternative interest index rate commonly used for floating rate loans.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations as of December 31, 2024 are described in the following table ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$210,216	$210,216	$—	$—	$—
Citibank Facility	228,727	—	228,727	—	—
CNB Facility	—	—	—	—	—
Morgan Stanley Facility	149,525	149,525	—	—	—
Secured Term Loan	130,000	—	130,000	—	—
Future Loan Funding Commitments	74,577	26,412	32,190	15,975	—
Total	$793,045	$386,153	$390,917	$15,975	$—

The table above does not include the related interest expense under the Secured Funding Agreements and the Secured Term Loan, as all our interest is variable. Additionally, the table above does not include extension options, as applicable, under the Secured Funding Agreements and the Secured Term Loan.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As part of our risk management strategy, our Manager closely monitors our portfolio and actively manages the credit, interest rate, market, prepayment, financing, real estate and inflation risks associated with holding a portfolio of our target investments. We manage our portfolio through an interactive process with our Manager and Ares Management. Our Manager has an Investment Committee that oversees compliance with our investment strategy and guidelines, loans held for investment portfolio holdings and financing strategy. We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment rates and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks can be quantified from historical experience and seek to actively manage those risks, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

In the current macroeconomic environment, certain borrowers have not been able to repay principal upon the loan maturity and may not be able to qualify for loan extensions. Additionally, if tenants are not able to pay rent to their landlords, property owners may not be able to make payments to their lenders. We have continued regular dialogue with our borrowers and our financing providers to assess this credit risk.

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

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into or may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk. As of December 31, 2024, we did not have hedging or derivative financial instruments in place.

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

Interest Rate Effect on Net Income

Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day SOFR as of December 31, 2024 and (2) no change in the outstanding principal balance of our loans held for investment portfolio, available-for-sale debt securities and borrowings as of December 31, 2024 ($ in millions):

Change in 30-Day SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$3.1
Up 50 basis points	$1.5
Down 50 basis points	$(1.5)
Down 100 basis points	$(3.1)
SOFR at 0 basis points	$(3.2)

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

Prepayment and Securitizations Repayment Risk

Our net income (loss) and earnings may be affected by prepayment rates on our existing CRE loans. When we originate our CRE loans, we anticipate that we will generate an expected yield. When borrowers prepay their CRE loans faster than we expect, we may be unable to replace these CRE loans with new CRE loans that will generate yields which are as high as the prepaid CRE loans. If prepayment rates decrease in a high interest rate environment, borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. This could have a negative impact on our results of operations. In some situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses. Additionally, principal repayment proceeds from mortgage loans in the CLO Securitizations are applied sequentially, first used to pay down the senior notes in the CLO Securitizations. We will not receive any proceeds from the repayment of loans in the CLO Securitizations until all senior notes are repaid in full.

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

Real Estate Risk

Our real estate investments and the value of real estate owned are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; local markets with a significant exposure to the energy sector; construction quality, age and design; demographic factors; insurance costs; and retroactive changes to building or similar codes. Higher interest rates and persistent inflation have had, and continue to have, an adverse impact on industries whose properties serve as collateral for some of our portfolio investments. Similarly, increased demand for work-from-home arrangements and elevated costs to operate, improve or repurpose office properties have impacted the operations of office properties and rising operating costs, such as property insurance, have further pressured cash flow performance of commercial real estate. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, and reduce the value of properties that we own as a result of default on the underlying loan, each of which could cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

    (c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

    (d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Amendment to the Wells Fargo Facility

On February 10, 2025, ACRC Lender W LLC and ACRC Lender W TRS LLC, each a subsidiary of ours (collectively, “ACRC Lender W”), entered into an amendment to the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”). The purpose of the amendment was to, among other things, extend the initial maturity date and funding period of the Wells Fargo Facility to February 10, 2028. The maturity date of the Wells Fargo Facility continues to be subject to two 12-month extensions, each of which may be exercised at ACRC Lender W’s option, subject to the satisfaction of certain conditions and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to February 10, 2030.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 23, 2012, we adopted an equity incentive plan, which was amended and restated in June 2018 and further amended in May 2022 (as further amended, the “Amended and Restated 2012 Equity Incentive Plan”). In April 2024, our board of directors authorized, and in May 2024, our stockholders approved, the second amendment to the Amended and Restated 2012 Equity Incentive Plan, which increased the total number of shares of common stock we may grant thereunder to 5,015,000 shares. Pursuant to our Amended and Restated 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our directors, our Manager and its personnel and other eligible awardees under the plan. As of December 31, 2024, 51% of the shares reserved under our Amended and Restated 2012 Equity Incentive Plan, or a total of 2,543,513 restricted shares of our common stock, restricted stock units and/or other equity-based awards, had been granted and 49% of the shares reserved, or 2,471,487 shares remained available for future issuance under our Amended and Restated 2012 Equity Incentive Plan. Aside from our Amended and Restated 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our Amended and Restated 2012 Equity Incentive Plan, see Note 10 to our consolidated financial statements included in this annual report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(2)
Equity compensation plans approved by stockholders	1,152,885	$—	2,471,487
Equity compensation plans not approved by stockholders	—	—	—
Total	1,152,885	$—	2,471,487
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

All other information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

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

3.    Exhibits.

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016).
3.2	Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2023).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K (File No. 001-35517), filed on February 20, 2020).
10.1	Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC (incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012).
10.2	Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC (incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012).
10.3	Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibits 10.1 and 10.3, as applicable, to the Company’s Form S-8 (File No. 333-225891), filed on June 26, 2018).#
10.4	First Amendment to Ares Commercial Real Estate Corporation Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A for its 2022 Annual Meeting of Stockholders (File No. 001-35517), filed on April 7, 2022).#
10.5	Second Amendment to Ares Commercial Real Estate Corporation Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A for its 2024 Annual Meeting of Stockholders filed on April 4, 2024).#
10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S‑1/A (File No. 333‑176841), filed on April 12, 2012).#
10.7	Form of Restricted Stock Agreement with officers (incorporated by reference to Exhibits 10.1 and 10.3, as applicable, to the Company’s Form S-8 (File No. 333-225891), filed on June 26, 2018).#
10.8	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 2, 2020).#
10.9	Form of Indemnification Agreement with directors and certain officers (incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012).#
10.10	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC (incorporated by reference to Exhibits 10.1, 10.3, 10.4 and 10.5, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012).#
10.11	Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014).
10.12	Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Form 8‑K (File No. 001‑35517), filed on July 31, 2014).
10.13	Amendment No. 2 to Credit Agreement dated as of July 29, 2016, by and among ACRC Lender LLC, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibits 10.4, 10.6, 10.8 and 10.9, as applicable, to the Company’s Form 10‑Q (File No. 001‑35517), filed on August 4, 2016).

10.14	Amendment No. 3 to Credit Agreement dated as of February 26, 2016, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.53 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 1, 2016).
10.15	Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibits 10.42 and 10.43, as applicable, to the Company’s Form 10‑K (File No. 001‑35517), filed on March 1, 2018).
10.16	Reaffirmation and Consent to Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibits 10.42 and 10.43, as applicable, to the Company’s Form 10‑K (File No. 001‑35517), filed on March 1, 2018).
10.17	Amendment No. 5 to Credit Agreement dated as of March 2, 2017, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017).
10.18	Amendment No. 6 to the Credit Agreement dated as of April 19, 2017, by and among, the several banks and other financial institutions and lenders from time to time party hereto, each individually as a lender and, collectively, as the lenders, and City National Bank, as administrative agent to the lenders, and ACRC Lender LLC, as the borrower (incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017).
10.19	Amendment No. 7 to the Credit Agreement dated as of June 5, 2019, by and among, ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 7, 2019).
10.20	Amendment Number Eight to Credit Agreement and Amendment to General Continuing Guaranty, dated as of November 12, 2021, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, the lenders party thereto, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021).
10.21	General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent (incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014).
10.22	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent (incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014).
10.23	Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent (incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, as applicable, to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014).
10.24	Master Repurchase Agreement, dated as of August 13, 2014, between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer (incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 18, 2014).
10.25	First Amendment to Master Repurchase Agreement, dated as of August 4, 2017, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer (incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017).
10.26	Second Amendment to Master Repurchase Agreement, dated August 4, 2020, by and between ACRC Lender ML LLC, as seller, and Metropolitan Life Insurance Company, as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on October 29, 2020).
10.27	Guaranty, dated as of August 13, 2014, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 18, 2014).
10.28	Amendment to Guaranty, dated as of September 22, 2016, by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-35517), filed on November 3, 2016).
10.29	Reaffirmation of Guarantor, dated as of August 4, 2017, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on August 9, 2017).

10.30	Reaffirmation of Guarantor dated August 4, 2020, by Ares Commercial Real Estate Corporation in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on October 29, 2020).
10.31	Second Amendment to Guaranty, dated as of February 10, 2022 by Ares Commercial Real Estate Corporation, as guarantor, and Metropolitan Life Insurance Company, as buyer (incorporated by reference to Exhibit 10.62 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022).
10.32	Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer (incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 12, 2014).
10.33	Omnibus Amendment To Other Transaction Documents and Reaffirmation of Guaranty, dated as of December 8, 2014, by and among ACRC Lender C LLC, ACRC Lender LLC, Ares Commercial Real Estate Corporation and Citibank, N.A (incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 12, 2014).
10.34	Second Amended and Restated Substitute Guaranty Agreement, dated as of December 13, 2018, by Ares Commercial Real Estate Corporation in favor of Citibank, N.A (incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2018).
10.35	First Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of July 24, 2019, by and among Ares Commercial Real Estate Corporation, as Guarantor, Citibank, N.A., as Buyer, and ACRC Lender C LLC, as Seller (incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on November 8, 2019).
10.36	Second Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of February 10, 2022, by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A., as buyer and ACRC Lender C LLC, as seller (incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022).
10.37	First Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibits 10.4, 10.6, 10.8 and 10.9, as applicable, to the Company’s Form 10‑Q (File No. 001‑35517), filed on August 4, 2016).
10.38	Second Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016).
10.39	Amended and Restated Fourth Amendment to Master Repurchase Agreement dated as of December 13, 2018, among ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer (incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2018).
10.40	Fifth Amendment to Master Repurchase Agreement, dated as of November 30, 2021, by and among, ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 1, 2021).
10.41	Sixth Amendment to Master Repurchase Agreement, dated as of January 13, 2022, by and among, ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 13, 2022).
10.42	Credit and Guaranty Agreement, dated as of December 9, 2015 by and among Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors, the lenders party thereto, Highbridge Principal Strategies, LLC, as administrative agent and DBD Credit Funding LLC, as collateral agent (incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2015).
10.43	Pledge and Security Agreement, dated as of December 9, 2015 among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC, ACRC Warehouse Holdings LLC and ACRC Lender and DBD Credit Funding LLC, as collateral agent for the lenders (incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2015).
10.44	Negative Pledge Agreement, dated as of December 9, 2015 by Ares Commercial Real Estate Corporation, ACRC KA JV Investor LLC, ACRC Lender LLC, ACRC Champions Investor LLC and ACRE Capital Holdings LLC in favor of DBD Credit Funding LLC, as collateral agent for the lenders (incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2015).

10.45	First Amendment to Credit and Guaranty Agreement dated as of December 22, 2017 and is entered into by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 29, 2017).
10.46	Amended and Restated Credit and Guaranty Agreement, dated as of November 12, 2021, by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower, and ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021).
10.47	Reaffirmation Agreement, dated as of November 12, 2021, by and among, Cortland Capital Market Services LLC, as the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021).
10.48	Indenture dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent (incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017).
10.49	First Supplemental Indenture dated as of August 16, 2017, to the Indenture, dated as of March 2, 2017 among ACRE Commercial Mortgage 2017-FL3 Ltd, as issuer, ACRE Commercial Mortgage 2017-FL3 LLC as co-issuer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as note administrator, paying agent, calculation agent, transfer agent, authentication agent and custodian, and Wells Fargo Bank, National Association, as advancing agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on November 1, 2017).
10.50	Amended and Restated Indenture dated as of January 11, 2019 among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as advancing agent and note administrator (incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 1, 2019).
10.51	First Supplement to Amended and Restated Indenture dated as of April 13, 2021, by and among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on April 19, 2021).
10.52	Mortgage Asset Purchase Agreement dated as of March 2, 2017 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer (incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017).
10.53	Second Amended and Restated Master Repurchase and Securities Contract dated as of May 1, 2017, by and among, ACRC Lender W LLC, as existing seller, ACRC Lender W TRS LLC, as new seller, and Wells Fargo Bank, National Association, as buyer (incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017).
10.54	Reaffirmation Agreement dated as of May 1, 2017, by Ares Commercial Real Estate Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibits 10.1, 10.2 and 10.3, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017).
10.55	Amendment Number One to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 14, 2018, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 20, 2018).
10.56	Amendment Number Two to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 11, 2020, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2020).
10.57	Third Amended and Restated Master Repurchase and Securities Contract, dated as of February 10, 2022, by and among ACRC Lender W LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller and Wells Fargo Bank, N.A., as buyer (incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022).
10.58	Amendment No. 1 to Third Amended and Restated Master Repurchase and Securities Contract, dated as of December 14, 2022, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 19, 2022).

10.59	Mortgage Asset Purchase Agreement dated as of January 11, 2019, between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer (incorporated by reference to Exhibits 10.1 and 10.2, as applicable, to the Company’s Form 10-Q (File No. 001-35517), filed on May 1, 2019).
10.60	Indenture dated as of January 28, 2021, among ACRE Commercial Mortgage 2021-FL4 Ltd, as issuer, ACRE Commercial Mortgage 2021-FL4 LLC, as co-issuer, ACRC Lender LLC, as advancing agent, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as note administrator (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 28, 2021).
10.61	Mortgage Asset Purchase Agreement, dated as of January 28, 2021, between ACRC Lender LLC, as seller, and ACRE Commercial Mortgage 2021-FL4 Ltd., as issuer, and agreed and acknowledged by ACRC 2017-FL3 Holder REIT LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on January 28, 2021).
10.62	Amendment to Parent Guaranty and Indemnity, dated as of February 10, 2022, by and among Morgan Stanley Bank, N.A., as buyer, ACRC Lender MS LLC, as seller, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022).
10.63	Second Amended and Restated Guarantee Agreement, dated as of February 10, 2022 by and among Ares Commercial Real Estate Corporation, as guarantor, and Wells Fargo Bank, National Association, as buyer (incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022).
10.64	Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of March 21, 2022, by and between ACRC Lender MS LLC, as seller, and Morgan Stanley Bank, N.A., as buyer (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 001-35517), filed on May 3, 2022).
10.65	Amended and Restated Management Agreement, dated as of July 26, 2022, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022).
10.66	Credit and Security Agreement, dated as of July 28, 2022, by and among Capital One, National Association, as administrative agent and a lender, and ACRC Lender Co LLC, as borrower (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022).
10.67	Guaranty of Recourse Obligations, dated as of July 28, 2022, by and among Capital One, National Association, as administrative agent, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022).
10.68	Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 27, 2023, by and between ACRC Lender MS LLC, as seller, and Morgan Stanley Bank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on August 2, 2023).
10.69	Amendment Number Nine to Credit Agreement, dated as of January 31, 2024, by and among, Ares Commercial Real Estate Corporation, as guarantor, ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on February 6, 2024).
10.70	Amendment Number Two to Third Amended and Restated Master Repurchase and Securities Contract and Amendment No. 1 to Second Amended and Restated Guarantee Agreement, dated as of April 19, 2024, by and among ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).
10.71	Third Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of April 23, 2024 by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A., a national banking association as buyer, and ACRC Lender C, LLC, as Seller (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).
10.72	Amendment Number Three to General Continuing Guaranty, dated as of April 26, 2024, by and among City National Bank, a national banking association, as administrative agent, Ares Commercial Real Estate Corporation as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).
10.73	First Amendment to Guaranty of Recourse Obligations, dated as of May 6, 2024, by and between Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, a national banking association, as administrative agent for the benefit of the Lenders, and as Lender (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).
10.74	Fourth Amendment to Master Repurchase and Securities Contract and Second Amendment of Parent Guaranty and Indemnity, dated as of May 6, 2024, by and among Morgan Stanley Bank, N.A., a national banking association, as buyer, ACRC Lender MS LLC, as seller, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).

10.75		First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of May 8, 2024, by and among Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower, and ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).
10.76		Fourth Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of August 2, 2024, by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A, a national banking association, as buyer, and ACRC Lender C LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024).
10.77		Third Amendment to Parent Guaranty and Indemnity, dated as of August 2, 2024, by and among Morgan Stanley Bank, N.A., a national banking association, as buyer, ACRC Lender MS LLC, as Seller, and Ares Commercial Real Estate Corporation as guarantor (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024).
10.78		Amendment Number Ten to Credit Agreement and Amendment Number Four to General Continuing Guaranty, dated as of August 2, 2024, by and among the Lenders, City National Bank, a national banking association, as Agent, ACRC Lender LLC, as Borrower, and Ares Commercial Real Estate Corporation, as Guarantor (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024).
10.79		Amendment No. 2 to Second Amended and Restated Guarantee Agreement, dated as of August 2, 2024, by and among ACRC Lender W, LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024).
10.80		Amendment Number Eleven to Credit Agreement, dated as of November 6, 2024, by and among the Lenders, City National Bank, a national banking association, as agent, ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on November 7, 2024).
10.81		Omnibus Amendment to Transaction Documents, dated as of November 4, 2024, by and among ACRC Lender C LLC, as Seller, ACRC 2017-FL3 Holder REIT LLC, as Pledgor, Ares Commercial Real Estate Corporation, as Guarantor, and Citibank, N.A., a national banking association, as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on November 7, 2024).
10.82		Omnibus Amendment to Repurchase Documents, dated as of November 4, 2024, by and among ACRC Lender W LLC and ACRC Lender W TRS LLC, as Sellers, ACRC 2017-FL3 Holder REIT LLC, as Pledgor, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on November 7, 2024).
10.83		Fifth Amendment to Master Repurchase and Securities Contract, dated as of October 22, 2024, by and among Morgan Stanley Bank, N.A., a national banking association, as Buyer, ACRC Lender MS LLC, as Seller, and Ares Commercial Real Estate Corporation, as Guarantor (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on November 7, 2024).
10.84	*	Seventh Amendment to Master Repurchase Agreement, dated as of December 31, 2024, by and among ACRC Lender C LLC, as Seller, Ares Commercial Real Estate Corporation, as Guarantor, and Citibank, N.A., a national banking association, as Buyer
19.1	*	Insider Trading Policy (effective January 30, 2025)
21.1	*	Subsidiaries of Ares Commercial Real Estate Corporation
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1		Clawback Policy (effective October 31, 2023, incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K (File No. 001-35517), filed on February 22, 2024).
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Filed herewith
#	Denotes a management contract or compensatory plan or arrangement

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Commercial Real Estate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion Ares Commercial Real Estate Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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
February 11, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

Current expected credit losses

Description of the Matter
At December 31, 2024, the Company’s loan portfolio was $1.7 billion, the current expected credit loss reserve (“CECL” or the “CECL Reserve”) related to the outstanding loan balance was $136.2 million and the current expected credit loss reserve for unfunded loan commitments was $8.8 million, resulting in a total current expected credit loss reserve of $145.0 million. As explained in Note 4 to the consolidated financial statements, the Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for an individual loan. Additionally, the Company may identify specific loans to be collateral dependent if (i) the loan is expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) the borrower is experiencing financial difficulty. For collateral dependent loans, the Company estimates expected losses using the difference between the estimated fair value of the collateral and the amortized cost basis of the loan.

Auditing the CECL Reserve is highly subjective due to the judgmental nature of the model and the underlying assumptions required to estimate expected credit losses as of the balance sheet date. For example, estimating the CECL Reserve requires significant judgment with respect to various factors, including the Company’s estimate of fair value for collateral underlying the loans.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to the measurement of the CECL Reserve, including collateral dependent loans. This included management’s review controls over the assessment of the CECL methodology, management’s review of the estimated fair value of the underlying collateral, and the review and approval process over the final determination of the CECL Reserve.
To test management’s estimate of the CECL Reserve, we performed audit procedures that included, among others, evaluating the Company’s expected credit loss methodology, testing the completeness and accuracy of the data used, and reviewing subsequent events and transactions to evaluate whether they corroborated the Company’s estimates of the CECL Reserve. Additionally, for a sample of loans, we performed procedures that included, among others, performing sensitivity analyses, identifying key inputs and assumptions used in estimating the fair value of the underlying collateral, testing the key inputs and assumptions through comparison to internal or external sources, and/or developing an independent estimate of the fair value of the underlying collateral. Where applicable, we utilized the assistance of our internal valuation specialists and other subject matter experts to assist in the assessment of the methodologies utilized by the Company and to perform corroborative analyses to help assess whether the inputs and assumptions used in determining estimated fair value of the underlying collateral were supported by observable market data.

/s/Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Los Angeles, California

February 11, 2025

PART I - FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$63,799	$110,459
Restricted cash ($2,495 related to consolidated VIEs as of December 31, 2024)	2,495	—
Loans held for investment ($551,955 and $892,166 related to consolidated VIEs, respectively)	1,656,688	2,126,524
Current expected credit loss reserve	(136,224)	(159,885)
Loans held for investment, net of current expected credit loss reserve	1,520,464	1,966,639
Loans held for sale ($38,981 related to consolidated VIEs as of December 31, 2023)	—	38,981
Investment in available-for-sale debt securities, at fair value	8,684	28,060
Real estate owned held for investment, net ($58,844 related to consolidated VIEs as of December 31, 2024)	139,032	83,284
Other assets ($1,991 and $3,690 of interest receivable related to consolidated VIEs, respectively; $32,002 of other receivables related to consolidated VIEs as of December 31, 2023)	16,732	52,354
Total assets	$1,751,206	$2,279,777
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$588,468	$639,817
Notes payable	—	104,662
Secured term loan	128,062	149,393
Collateralized loan obligation securitization debt (consolidated VIEs)	455,839	723,117
Due to affiliate	3,790	4,135
Dividends payable	13,924	18,220
Other liabilities ($1,309 and $2,263 of interest payable related to consolidated VIEs, respectively)	20,991	14,584
Total liabilities	1,211,074	1,653,928
Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2024 and 2023 and 54,542,178 and 54,149,225 shares issued and outstanding at December 31, 2024 and 2023, respectively	532	532
Additional paid-in capital	816,923	812,184
Accumulated other comprehensive income (loss)	37	153
Accumulated earnings (deficit)	(277,360)	(187,020)
Total stockholders' equity	540,132	625,849
Total liabilities and stockholders' equity	$1,751,206	$2,279,777

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenue:
Interest income	$157,717	$198,608	$170,171
Interest expense	(105,985)	(109,652)	(65,994)
Net interest margin	51,732	88,956	104,177
Revenue from real estate owned	17,918	3,970	2,672
Total revenue	69,650	92,926	106,849
Expenses:
Management and incentive fees to affiliate	10,685	12,263	14,898
Professional fees	2,634	3,054	3,350
General and administrative expenses	7,822	7,244	6,394
General and administrative expenses reimbursed to affiliate	3,825	3,434	3,777
Expenses from real estate owned	12,964	2,518	4,309
Total expenses	37,930	28,513	32,728
Provision for (reversal of) current expected credit losses, net	(18,152)	91,825	46,061
Realized losses on loans	83,591	10,499	—
Change in unrealized losses on loans held for sale	(995)	995	—
Realized (gain) loss on sale of real estate owned	2,287	—	(2,197)
Income (loss) before income taxes	(35,011)	(38,906)	30,257
Income tax expense (benefit), including excise tax	(18)	(39)	472
Net income (loss) attributable to common stockholders	$(34,993)	$(38,867)	$29,785
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.64)	$(0.72)	$0.58
Diluted earnings (loss) per common share	$(0.64)	$(0.72)	$0.57
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	54,446,368	54,281,998	51,679,744
Diluted weighted average shares of common stock outstanding	54,446,368	54,281,998	52,126,256

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss) attributable to common stockholders	$(34,993)	$(38,867)	$29,785
Other comprehensive income (loss):
Realized and unrealized gains (losses) on derivative financial instruments	—	(7,486)	4,642
Unrealized gains (losses) on available-for-sale debt securities	(116)	98	55
Comprehensive income (loss)	$(35,109)	$(46,255)	$34,482

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	47,144,058	$465	$703,950	$2,844	$(28,631)	$678,628
Sale of common stock	7,190,369	72	106,195	—	—	106,267
Offering costs	—	—	(233)	—	—	(233)
Stock‑based compensation	109,556	—	2,876	—	—	2,876
Other comprehensive income (loss)	—	—	—	4,697	—	4,697
Net income (loss)	—	—	—	—	29,785	29,785
Dividends declared	—	—	—	—	(74,480)	(74,480)
Balance at December 31, 2022	54,443,983	$537	$812,788	$7,541	$(73,326)	$747,540
Stock‑based compensation	241,207	—	3,991	—	—	3,991
Repurchase and retirement of common stock	(535,965)	(5)	(4,595)	—	—	(4,600)
Other comprehensive income (loss)	—	—	—	(7,388)	—	(7,388)
Net income (loss)	—	—	—	—	(38,867)	(38,867)
Dividends declared	—	—	—	—	(74,827)	(74,827)
Balance at December 31, 2023	54,149,225	$532	$812,184	$153	$(187,020)	$625,849
Stock‑based compensation	392,953	—	4,739	—	—	4,739
Other comprehensive income (loss)	—	—	—	(116)	—	(116)
Net income (loss)	—	—	—	—	(34,993)	(34,993)
Dividends declared	—	—	—	—	(55,347)	(55,347)
Balance at December 31, 2024	54,542,178	$532	$816,923	$37	$(277,360)	$540,132

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$(34,993)	$(38,867)	$29,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	5,093	3,899	7,096
Accretion of discounts, deferred loan origination fees and costs	(5,023)	(6,135)	(10,347)
Stock-based compensation	4,739	3,991	2,876
Depreciation and amortization of real estate owned	4,760	1,016	—
Provision for (reversal of) current expected credit losses, net	(18,152)	91,825	46,061
Realized losses on loans	83,591	10,499	—
Change in unrealized losses on loans held for sale	(995)	995	—
Amortization of derivative financial instruments	—	(921)	(1,029)
Realized (gain) loss on sale of real estate owned	2,287	—	(2,197)
Changes in operating assets and liabilities:
Other assets	(1,882)	(19,879)	(17,674)
Due to affiliate	(345)	(1,445)	1,424
Other liabilities	(3,531)	1,811	1,162
Net cash provided by (used in) operating activities	35,549	46,789	57,157
Investing activities:
Issuance of and fundings on loans held for investment	(44,097)	(199,829)	(652,720)
Principal collections and cost-recovery proceeds on loans held for investment	394,661	288,626	824,940
Proceeds from sale of loans held for sale	38,981	37,200	—
Receipt of origination and other loan fees	3,015	1,463	8,513
Purchases of available-for-sale debt securities	—	—	(27,872)
Principal repayment of available-for-sale debt securities	19,333	—	—
Purchases of capitalized additions to real estate owned	(358)
Proceeds from sale of real estate owned	12,765	—	38,227
Restricted cash assumed from acquisition of real estate owned	3,614	—	—
Amounts received (paid) under derivative financial instruments	—	—	2,085
Net cash provided by (used in) investing activities	427,914	127,460	193,173
Financing activities:
Proceeds from secured funding agreements	136,756	43,668	267,192
Repayments of secured funding agreements	(188,105)	(109,082)	(402,008)
Proceeds from notes payable	—	—	105,000
Repayments of notes payable	(105,000)	—	(51,110)
Repayments of secured term loan	(20,000)	—	—
Repayments of secured borrowings	—	—	(22,715)
Payment of secured funding costs	(3,743)	(4,049)	(4,467)
Repayments of debt of consolidated VIEs	(267,896)	(55,051)	(85,856)
Dividends paid	(59,640)	(75,954)	(71,807)
Proceeds from sale of common stock	—	—	106,267
Repurchase of common stock	—	(4,600)	—
Payment of offering costs	—	—	(163)
Net cash provided by (used in) financing activities	(507,628)	(205,068)	(159,667)

Change in cash, cash equivalents and restricted cash	(44,165)	(30,819)	90,663
Cash, cash equivalents and restricted cash, beginning of period	110,459	141,278	50,615
Cash, cash equivalents and restricted cash, end of period	$66,294	$110,459	$141,278
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$63,799	$110,459	$141,278
Restricted cash	2,495	—	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$66,294	$110,459	$141,278
Supplemental Information:
Interest paid during the period	$102,802	$103,717	$57,819
Income taxes paid during the period	$—	$375	$250
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$13,924	$18,220	$19,347
Other receivables related to consolidated VIEs	$—	$32,002	$129,495
Assumption of real estate owned	$74,659	$84,300	$—
Assumption of other assets related to real estate owned	$397	$353	$—
Assumption of other liabilities related to real estate owned	$4,280	$1,713	$—
Transfer of senior mortgage loans to real estate owned	$96,543	$82,940	$—
See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024
(in thousands, except share and per share data, percentages and as otherwise indicated)

1.   ORGANIZATION

Ares Commercial Real Estate Corporation (together with its consolidated subsidiaries, the “Company” or “ACRE”) is a specialty finance company primarily engaged in directly originating and investing in commercial real estate loans and related investments. Through Ares Commercial Real Estate Management LLC (“ACREM” or the Company’s “Manager”), a Securities and Exchange Commission (“SEC”) registered investment adviser and a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, it has investment professionals strategically located across the United States and Europe who directly source new loan opportunities for the Company with owners, operators and sponsors of commercial real estate (“CRE”) properties. The Company was formed and commenced operations in late 2011. The Company is a Maryland corporation and completed its initial public offering (the “IPO”) in May 2012. The Company is externally managed by its Manager, pursuant to the terms of a management agreement (the “Management Agreement”).

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

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2024, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of December 31, 2024 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, loans held for investment, available-for-sale debt securities and interest receivable. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held may exceed the Federal Deposit Insurance Corporation insured limit. The Company has exposure to credit risk on its loans held for investment and available-for-sale debt securities. The Company and the Company’s Manager seek to manage credit risk by performing due diligence prior to origination or acquisition and through the use of non‑recourse financing, when and where available and appropriate.

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

    Loan balances that are deemed to be uncollectible are written off as a realized loss and are deducted from the CECL Reserve (as defined below). The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment.

Current Expected Credit Losses

FASB ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”), requires the Company to reflect current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broad range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve” or “CECL Reserves”). Increases and decreases to expected credit losses impact earnings and are recorded within provision for (reversal of) current expected credit losses, net in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASC 326 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held for investment in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company’s consolidated balance sheets. See Note 4 included in these consolidated financial statements for CECL related disclosures.

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

Available-for-Sale Debt Securities

The Company acquires debt securities that are collateralized by mortgages on CRE properties primarily for short-term cash management and investment purposes. On the acquisition date, the Company designates investments in CRE debt securities as available-for-sale. Investments in CRE debt securities that are classified as available-for-sale are carried at fair value. Unrealized holding gains and losses for available-for-sale debt securities are recorded each period in other comprehensive income (loss) (“OCI”). The Company uses a specific identification method when determining the cost of a debt security sold and the amount of unrealized gain or loss reclassified from accumulated other comprehensive income (loss) into earnings.

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

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense, except as noted below, in the Company’s consolidated statements of operations while the unamortized balance on the (i) Secured Funding Agreements (each individually defined in Note 6 included in these consolidated financial statements) is included within other assets and (ii) Notes Payable, the Secured Term Loan (each defined in Note 6 included in these consolidated financial statements) and debt securitizations are each included as a reduction to the carrying amount of the liability in the Company’s consolidated balance sheets. Amortization of debt issuance costs for the note payable on the hotel property that was recognized as real estate owned in the Company’s consolidated balance sheets until its sale in March 2022 (see Note 6 included in these consolidated financial statements for additional information on the note payable) is included within expenses from real estate owned in the Company’s consolidated statements of operations for the year ended December 31, 2022.

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

Revenue from real estate owned represents revenue associated with the operations of an office property acquired in September 2024, an office property that was acquired in June 2024 and later sold in November 2024, a mixed-use property acquired in September 2023 and a hotel property that was sold in March 2022.

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

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt, the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) and secured borrowings (described in Note 7 included in these consolidated financial statements) in net interest margin. For the years ended December 31, 2024, 2023 and 2022, interest expense is comprised of the following ($ in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Secured funding agreements	$49,814	$51,670	$33,602
Notes payable (1)	5,826	7,678	3,410
Securitization debt	43,004	50,814	29,341
Secured term loan	7,341	7,037	7,028
Secured borrowings	—	—	845
Other (2)	—	(7,547)	(8,232)
Interest expense	$105,985	$109,652	$65,994
____________________________
(1)    Excludes interest expense on the $28.3 million note payable, which was secured by a hotel property that was recognized as real estate owned in the Company’s consolidated balance sheet until its sale in March 2022 (see Note 6 included in these consolidated financial statements for additional information on the note payable). Interest expense on the $28.3 million note payable is included within expenses from real estate owned in the Company’s consolidated statements of operations for the year ended December 31, 2022.
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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2024 and 2023, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. ACRC W TRS, FL3 TRS and ACRC WM recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and OCI that are excluded from net income (loss).

Stock-Based Compensation
The Company recognizes the cost of stock‑based compensation, which is included within general and administrative expenses in the Company’s consolidated statements of operations. The fair value of the time vested restricted stock or restricted stock units (“RSUs”) granted is recorded to expense on a straight‑line basis over the vesting period for the award, with an offsetting increase in stockholders’ equity. For grants to directors and officers and employees of the Manager, the fair value is determined based upon the market price of the stock on the grant date. Forfeitures of restricted stock and RSU grants are recognized as they occur.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosure requirements to segment reporting. ASU No. 2023-07 intends to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to develop more useful financial analysis and includes the following changes: (i) single segment entities must follow segment guidance, (ii) must name the title and position of the chief operating decision maker and (iii) the ability to elect more than one performance measure. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The Company adopted the new guidance effective for the year ended December 31, 2024 and applied the new guidance retrospectively for all prior periods presented. Adoption of the guidance has not had a material impact on the Company’s consolidated financial statements. See Note 17 included in these consolidated financial statements for relevant segment disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses, which intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion) included in expense captions on the statement of operations. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026. The Company is currently assessing this guidance and determining the impact on the Company’s consolidated financial statements.

3.   LOANS HELD FOR INVESTMENT

As of December 31, 2024, the Company’s portfolio included 36 loans held for investment, excluding 179 loans that were repaid, sold, converted to real estate owned or written off since inception. The aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion as of December 31, 2024. During the year ended December 31, 2024, the Company funded approximately $46.8 million of outstanding principal, received repayments of $349.6 million of outstanding principal, converted two loans with outstanding principal of $101.8 million to real estate owned and wrote-off one loan with outstanding principal of $18.5 million. As of December 31, 2024, 64.5% of the Company’s loans have Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 1.01%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31, 2024
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,617,835	$1,655,141	6.8%	(2)	8.6%	(3)	0.9
Subordinated debt and preferred equity investments	38,853	43,365	7.5%	(2)	15.7%	(3)	1.5
Total loans held for investment portfolio	$1,656,688	$1,698,506	6.9%	(2)	8.7%	(3)	1.0

	As of December 31, 2023
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$2,090,146	$2,118,947	7.5%	(2)	9.3%	(3)	1.1
Subordinated debt and preferred equity investments	36,378	39,098	8.1%	(2)	15.3%	(3)	1.8
Total loans held for investment portfolio	$2,126,524	$2,158,045	7.5%	(2)	9.4%	(3)	1.1
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2024 and 2023 as weighted by the total outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts)

and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of December 31, 2024 and 2023 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2024 and 2023).
(4)Remaining Life is based on contractual maturity date and does not include contractual extension options not yet exercised.

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of December 31, 2024 is as follows ($ in millions):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$163.8	$150.1	(5)	—%	(5)	Mar 2025		I/O
Multifamily	NY	132.2	131.9	S+3.90%	8.7%		Jun 2025		I/O
Residential/Condo	NY	119.0	99.7	S+8.95%	—%	(6)	Dec 2025	(6)	I/O
Office	Diversified	83.9	83.3	S+3.75%	8.6%		Jul 2026	(7)	P/I	(8)
Mixed-use	NY	77.2	77.1	S+3.75%	8.3%		Jul 2025	(9)	I/O
Office	AZ	77.1	76.9	S+3.61%	8.3%		Oct 2025	(10)	I/O
Residential/Condo	FL	75.0	75.0	S+5.35%	9.7%		Jul 2025	(11)	I/O
Office	NC	70.6	70.5	S+3.65%	8.0%		Aug 2028	(12)	I/O
Multifamily	TX	68.5	68.3	S+2.95%	7.6%		Dec 2025	(13)	I/O
Hotel	CA	60.2	60.2	S+4.20%	9.0%		Mar 2025		I/O
Multifamily	SC	59.2	58.9	S+3.00%	9.2%		Mar 2025	(14)	I/O
Office	NY	59.0	59.0	S+2.65%	7.0%	(15)	Jul 2027	(15)	I/O
Multifamily	OH	57.3	56.9	S+3.05%	7.8%		Oct 2026		I/O
Office	IL	55.7	55.7	S+4.25%	9.1%		Jan 2025		P/I	(8)
Hotel	NY	55.5	55.3	S+4.40%	9.1%		Mar 2026		I/O
Office (Life Sciences)	MA	51.5	50.1	S+3.75%	—%	(16)	Apr 2026	(16)	I/O
Office	GA	48.1	48.1	S+3.15%	12.5%		Mar 2025	(17)	P/I	(8)
Industrial	MA	47.4	47.3	S+2.90%	7.4%		Jun 2028		I/O
Mixed-use	TX	34.3	34.3	S+3.85%	9.0%		Dec 2024	(18)	I/O
Multifamily	CA	31.7	31.7	S+3.00%	7.6%		Dec 2025		I/O
Multifamily	PA	28.2	28.2	S+2.50%	6.8%		Dec 2025		I/O
Industrial	NJ	27.8	27.8	S+8.85%	13.2%		Nov 2024	(19)	I/O
Industrial	FL	25.5	25.5	S+3.00%	7.6%		Dec 2025		I/O
Multifamily	WA	23.1	23.1	S+3.00%	7.5%		Nov 2025		I/O
Multifamily	TX	23.1	23.0	S+2.60%	7.5%		Oct 2025	(20)	I/O
Office	CA	20.2	20.1	S+3.50%	8.1%		Nov 2025		P/I	(8)
Self Storage	PA	18.2	18.1	S+3.00%	7.6%		Dec 2025		I/O
Self Storage	NJ	17.6	17.6	S+2.90%	8.0%		Apr 2025		I/O
Self Storage	WA	11.5	11.5	S+2.90%	8.0%		Mar 2025		I/O
Self Storage	IN	11.2	11.2	S+3.60%	8.0%		Jun 2026		I/O
Self Storage	MA	7.7	7.7	S+3.00%	7.6%		Nov 2025	(21)	I/O
Industrial	CA	7.0	7.0	S+3.85%	8.2%		Jan 2027	(22)	I/O
Self Storage	MA	6.8	6.7	S+3.00%	7.6%		Oct 2025	(23)	I/O
Subordinated Debt and Preferred Equity Investments:
Multifamily	SC	20.6	20.4	S+9.53%	15.7%		Sep 2025		I/O
Industrial	CA	12.6	10.9	S+3.85%	—%	(22)	Jan 2027	(22)	I/O
Office	NY	10.2	7.6	5.50%	—%	(15)	Jul 2027	(15)	I/O
Total/Weighted Average		$1,698.5	$1,656.7		6.9%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on SOFR as of December 31, 2024 or the SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2024 as weighted by the outstanding principal balance of each loan.
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
(5)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The senior and mezzanine loans were both on non-accrual status as of December 31, 2024 and the Unleveraged Effective Yield is not applicable. For the year ended December 31, 2024, the Company received $3.9 million of interest payments in cash on the senior loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(6)The New York loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior and mezzanine positions each have a per annum interest rate of S + 8.95%. The senior and mezzanine loans were both on non-accrual status as of December 31, 2024 and the Unleveraged Effective Yield is not applicable. In March 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the New York loan from April 2024 to December 2025.
(7)In November 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior diversified loan from January 2025 to July 2026.
(8)In January 2023, amortization began on the senior Georgia loan, which had an outstanding principal balance of $48.1 million as of December 31, 2024. In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $83.9 million as of December 31, 2024. In December 2023, amortization began on the senior California loan, which had an outstanding principal balance of $20.2 million as of December 31, 2024. In August 2024, amortization began on the senior Illinois loan, which had an outstanding principal balance of $55.7 million as of December 31, 2024. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(9)In July 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior New York loan from July 2024 to July 2025.
(10)In October 2024, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior Arizona loan to October 2025.
(11)In July 2024, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior Florida loan to July 2025.
(12)In June 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior North Carolina loan from August 2024 to August 2028.
(13)In December 2024, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior Texas loan to December 2025.
(14)In November 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior South Carolina loan from November 2024 to March 2025.
(15)In March 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, split the existing senior New York loan, which was on non-accrual status and had an outstanding principal balance of $73.8 million at the time of the modification, into a senior A-Note with an outstanding principal balance of $60.0 million and a subordinated B-Note with an outstanding principal balance of $13.8 million. In conjunction with the modification, the borrower repaid the outstanding principal of the senior A-Note down to $59.0 million and the subordinated B-Note down to $9.8 million. The subordinated B-Note is subordinate to new sponsor equity related to the loan paydown and additional capital contributions. In addition, the maturity date of the senior A-Note and the subordinated B-Note was extended from August 2025 to July 2027. The senior A-Note has a per annum interest rate of S + 2.65% and the subordinated B-Note has a fixed per annum interest rate of 5.50%. During the year ended December 31, 2024, the senior A-Note, which had an outstanding principal balance of $59.0 million as of December 31, 2024, was restored to accrual status. As of December 31, 2024, the subordinated B-Note, which had an outstanding principal balance of $10.2 million, was on non-accrual status and therefore, the Unleveraged Effective Yield is not applicable. As of December 31, 2024, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated B-Note.
(16)In June 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Massachusetts loan from April 2025 to April 2026. The senior Massachusetts loan was on non-accrual status as of December 31, 2024 and the Unleveraged Effective Yield is not applicable. For the year ended December 31, 2024, the Company received $919 thousand of interest payments in cash on the senior Massachusetts loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(17)The Company and the borrower entered into a modification and extension agreement that was effective in December 2024 to, among other things, extend the maturity date on the senior Georgia loan from December 2024 to March 2025.
(18)In September 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Texas loan from September 2024 to December 2024. As of December 31, 2024, the senior Texas loan, which is collateralized by a mixed-use property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2024 maturity date. As of December 31, 2024, the borrower is current on all contractual interest payments for the senior Texas loan. See Note 18 included in these consolidated financial statements for a subsequent event related to the senior Texas loan.
(19)In May 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior New Jersey loan from May 2024 to August 2024. In addition, in July 2024, the borrower exercised a three-month extension option in accordance with the modification and extension agreement, which extended the maturity date on the senior New Jersey loan from August 2024 to November 2024. As of December 31, 2024, the senior New Jersey loan, which is collateralized by an industrial property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the November 2024 maturity date and the borrower is current on all contractual interest payments.
(20)In October 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Texas loan from October 2024 to October 2025.
(21)In November 2024, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior Massachusetts loan to November 2025.
(22)In December 2024, the Company and the borrower entered into a modification and extension agreement to, among other things, split the existing senior California loan, which was on non-accrual status and had an outstanding principal balance of $19.6 million at the time of the modification, into a senior A-Note with an outstanding principal balance of $7.0 million, a subordinated B-Note with no outstanding principal balance and an unfunded commitment of $500 thousand for certain lender approved leasing costs and a subordinated C-Note with an outstanding principal balance of $12.6 million. The subordinated B-Note and C-Note are subordinate to new sponsor equity related to additional capital contributions. In addition, the maturity date of the senior A-Note, the subordinated B-Note and the subordinated C-Note were extended from November 2024 to January 2027. In December 2024, the senior A-Note, which had an outstanding principal balance of $7.0 million as of December 31, 2024, was restored to accrual status. As of December 31, 2024, the subordinated B-Note had no outstanding principal balance and the subordinated C-Note, which had an outstanding principal balance of $12.6 million, was on non-accrual status and therefore, the Unleveraged Effective Yield is not applicable. For the year ended December 31, 2024, the Company received $1.3 million of interest payments in cash on the previously existing senior California loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments for the senior A-Note and the subordinated C-Note.
(23)In October 2024, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior Massachusetts loan to October 2025.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case by case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and maintains regular communications with borrowers and sponsors regarding the potential impacts of current macroeconomic conditions on the Company’s loans.

For the years ended December 31, 2024 and 2023, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2022	$2,264,008
Initial funding	114,542
Origination and other loan fees and discounts, net of costs	(1,646)
Additional funding	101,592
Amortizing payments	(16,169)
Loan payoffs (1)	(179,808)
Loans sold to third parties (2)	(41,489)
Loans transferred to held for sale (3)	(37,939)
Loans converted to real estate owned (see Note 5)	(82,676)
Origination and other loan fees and discount accretion	6,109
Balance at December 31, 2023	$2,126,524
Origination and other loan fees and discounts, net of costs	(3,015)
Additional funding	46,794
Amortizing payments	(15,002)
Loan payoffs (4)	(392,389)
Loan write-off (5)	(15,651)
Loans converted to real estate owned (see Note 5)	(95,522)
Origination and other loan fees and discount accretion	4,949
Balance at December 31, 2024	$1,656,688
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
(3)    In December 2023, the Company entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $37.9 million, which was collateralized by a mixed-use property located in California. In March 2023, the senior mortgage loan was not repaid upon its contractual maturity, which triggered an event of default under the loan agreement and as of December 31, 2023, the loan remained in default. As of December 31, 2023, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and was carried at fair value in the Company's consolidated balance sheets. The Company recognized an unrealized loss of $995 thousand in the Company's consolidated statements of operations upon reclassifying the loan to held for sale as the carrying value of the senior mortgage loan exceeded the fair value as determined by the estimated net proceeds available from the agreed upon sale price of the loan and loan reserves. In January 2024, the Company closed the sale of the senior mortgage loan and the $995 thousand unrealized loss related to this senior mortgage loan for the year ended December 31, 2023 was realized during the year ended December 31, 2024.

(4)    Amount includes the carrying value of certain loans where the carrying value exceeded the net proceeds received from the payoff of the loan. In February 2024, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $18.8 million, which was collateralized by a multifamily property located in Washington, in conjunction with a short sale of the multifamily property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the September 2023 maturity date. For the year ended December 31, 2024, the Company recognized a realized loss of $1.7 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan. In addition, in March 2024, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $56.9 million, which was collateralized by an office property located in Illinois, in conjunction with a short sale of the office property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2024 maturity date. For the year ended December 31, 2024, the Company recognized a realized loss of $43.1 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan.
(5)     In November 2024, the mezzanine loan on an office property located in New Jersey with outstanding principal of $18.5 million was written off as the mezzanine loan was deemed to be uncollectible based on management’s judgment. For the year ended December 31, 2024, the Company recognized a realized loss of $15.7 million, which was equal to the carrying value of the mezzanine loan excluding the CECL Reserve at the time it was written off. At the time of the write-off, the mezzanine loan was in default due to the borrower not making its contractual interest payments due subsequent to the December 2023 interest payment date.
Except as described in the table above listing the Company’s loans held for investment portfolio, as of December 31, 2024, all loans held for investment were paying in accordance with their contractual terms. As of December 31, 2024, the Company had five loans held for investment on non-accrual status with a carrying value of $318.4 million. As of December 31, 2023, the Company had nine loans held for investment on non-accrual status with a carrying value of $399.3 million.

4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan-specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic forecasts and inputs that reflected a blend of a stable and a weaker economic outlook in the near term; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses as of December 31, 2024 decreased compared to the current estimate of expected credit losses as of December 31, 2023 primarily due to realized losses on risk rated “5” loans, resulting in a reversal of the associated CECL Reserves, shorter average remaining loan term and loan repayments during the year ended December 31, 2024. These factors were partially offset by an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, and more particularly, volatility and reduced liquidity in the office sector and other loan-specific factors during the year ended December 31, 2024. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specifically identifiable reserve is warranted for a select asset.

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

As of December 31, 2024, the Company’s CECL Reserve for its loans held for investment portfolio is $145.0 million or 818 basis points of the Company’s total loans held for investment commitment balance of $1.8 billion and is bifurcated between the CECL Reserve (contra-asset) related to outstanding balances on loans held for investment of $136.2 million and a liability for unfunded commitments of $8.8 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

As of December 31, 2024, the senior mortgage loan on an office property located in Illinois with a principal balance of $163.8 million had a risk rating of “5.” As of December 31, 2024, this loan was assessed individually and the Company elected to assign a CECL Reserve of $59.5 million on the Illinois office loan. The CECL Reserve for this loan was based on the Company’s estimate of net proceeds available from the potential sale of the collateral property and this CECL Reserve is included in the Company’s total CECL Reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the years ended December 31, 2024 and 2023 was as follows ($ in thousands):

Balance at December 31, 2022 (1)	$65,969
Provision for (reversal of) current expected credit losses, net	93,916
Balance at December 31, 2023 (1)	$159,885
Provision for (reversal of) current expected credit losses, net (2)	(23,661)
Balance at December 31, 2024 (1)	$136,224
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)    Amount includes a $15.7 million reversal of the CECL Reserve attributable to the write-off of a mezzanine loan on an office property located in New Jersey, which had a risk rating of "5" at the time of the write-off. See Note 3 included in these consolidated financial statements for additional information on the loan write-off.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the years ended December 31, 2024 and 2023 was as follows ($ in thousands):

Balance at December 31, 2022 (1)	$5,339
Provision for (reversal of) current expected credit losses, net	(2,091)
Balance at December 31, 2023 (1)	$3,248
Provision for (reversal of) current expected credit losses, net	5,509
Balance at December 31, 2024 (1)	$8,757
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

As of December 31, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2024	2023	2022	2021	2020	Prior	Total
Risk rating:
1	$—	$—	$14,403	$—	$—	$—	$14,403
2	—	104,210	11,506	121,577	—	20,132	257,425
3	—	11,168	359,285	495,128	83,260	117,639	1,066,480
4	—	—	149,834	7,586	—	10,880	168,300
5	—	—	—	—	150,080	—	150,080
Total	$—	$115,378	$535,028	$624,291	$233,340	$148,651	$1,656,688

Accrued Interest Receivable

The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of December 31, 2024 and 2023, interest receivable of $8.1 million and $13.0 million, respectively, is included within other assets in the Company’s consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

5.     REAL ESTATE OWNED

On September 19, 2024, the Company acquired legal title to an office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, the Company derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. As the Company does not expect to complete a sale of the office property within the next twelve months, the office property is considered held for investment, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. For the year ended December 31, 2024, the Company recognized a realized loss of $5.8 million on the derecognition of the senior mortgage loan as the fair value of the office property at acquisition of $60.2 million and the net operating assets and liabilities held at the office property of $(201) thousand at acquisition was less than the $65.8 million cost basis of the senior mortgage loan. Certain operating assets and liabilities of the office property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as prepaid expenses, rent receivables, straight-line rent receivables and payables and trade payables.

On June 12, 2024, the Company acquired legal title to an office property located in California through a foreclosure. Prior to June 12, 2024, the office property collateralized a $33.2 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, the Company derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned. As the Company expected to complete a sale of the office property within the next twelve months, the office property was classified as real estate owned held for sale and was carried at its estimated fair value at acquisition less costs to sell. As the office property was classified as real estate owned held for sale, the Company did not depreciate or amortize the carrying value of the office property. For the year ended December 31, 2024, the Company recognized a realized loss of $16.4 million on the derecognition of the senior mortgage loan as the estimated fair value less costs to sell of the office property at acquisition of $14.5 million and the net operating assets and liabilities held at the office property of $(67) thousand at acquisition was less than the $30.8 million cost basis of the senior mortgage loan. On November 11, 2024, the Company entered into a Purchase and Sale Agreement to sell the office property to a third party for $13.0 million and the sale closed on November 15, 2024. For the year ended December 31, 2024, the Company recognized a $2.3 million realized loss on the sale of the office property as the net carrying value of the office property as of the November 15, 2024 sale date was lower than the net sale proceeds received by the Company. The realized loss on the sale of the office property is included within realized (gain) loss on sale of real estate owned in the Company’s consolidated statements of operations.

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

The following table summarizes the Company’s real estate owned held for investment as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31,
	2024	2023
Land	$35,019	$21,337
Buildings and improvements	81,434	52,224
In-place lease intangibles	34,826	21,276
Above-market lease intangibles	4,634	547
Below-market lease intangibles	(11,105)	(11,084)
Total real estate owned held for investment	144,808	84,300
Less: Accumulated depreciation and amortization	(5,776)	(1,016)
Real estate owned held for investment, net	$139,032	$83,284

As of December 31, 2024 and 2023, no impairment charges have been recognized for real estate owned held for investment.

For the years ended December 31, 2024 and 2023, the Company incurred net depreciation and amortization expense of $4.8 million and $1.0 million, respectively. With the exception of amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation and amortization expense is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization related to intangible assets and liabilities for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Intangible Lease Assets and Liabilities

The weighted average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s real estate owned held for investment during the year ended December 31, 2024 was 5.0 years as of the acquisition date. The weighted average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s real estate owned held for investment during the year ended December 31, 2023 was 9.3 years as of the acquisition date.

The following table summarizes the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31, 2024			As of December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Assets:
In-place lease intangibles	$34,826	$(4,222)	$30,604	$21,276	$(767)	$20,509
Above-market lease intangibles	4,634	(421)	4,213	547	(35)	512
Liabilities:
Below-market lease intangibles	(11,105)	1,356	(9,749)	(11,084)	322	(10,762)

The following table summarizes the amortization of intangible lease assets and liabilities related to real estate owned held for investment for the years ended December 31, 2024 and 2023 ($ in thousands):

	Consolidated Statement of Operations Location	For the Years Ended December 31,
		2024	2023
Assets:
In-place lease intangibles	Expenses from real estate owned	$3,455	$767
Above-market lease intangibles	Revenue from real estate owned	(386)	(35)
Liabilities:
Below-market lease intangibles	Revenue from real estate owned	1,034	322

The following table summarizes the estimated net amortization schedule for the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of December 31, 2024 ($ in thousands):

	In-Place	Above-Market	Below-Market
	Lease Intangibles	Lease Intangibles	Lease Intangibles
2025	$5,650	$1,066	$(1,042)
2026	4,747	975	(618)
2027	3,778	705	(571)
2028	3,053	490	(542)
2029	2,649	384	(539)
Thereafter	10,727	593	(6,437)
Total	$30,604	$4,213	$(9,749)

Future Minimum Lease Payments

The following table summarizes the future minimum contractual lease payments to be collected by the Company under non-cancelable operating leases related to real estate owned held for investment, excluding tenant reimbursements of expenses and variable lease payments, as of December 31, 2024 ($ in thousands):

2025	$19,301
2026	19,158
2027	17,595
2028	16,158
2029	15,182
Thereafter	31,917
Total	$119,311

Realized (Gain) Loss on Sale of Real Estate Owned

On March 8, 2019, the Company acquired legal title to a hotel property located in New York through a deed in lieu of foreclosure. Prior to March 8, 2019, the hotel property collateralized a $38.6 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2018 maturity date. In conjunction with the deed in lieu of foreclosure, the Company derecognized the $38.6 million senior mortgage loan and recognized the hotel property as real estate owned. As of the date of the deed in lieu of foreclosure, the Company did not expect to complete a sale of the hotel property within the next twelve months and thus, the hotel property was considered held for investment, and was carried at its estimated fair value at acquisition and was presented net of accumulated depreciation and impairment charges.

On November 8, 2021, the Company entered into a Purchase and Sale Agreement to sell the hotel property to a third party for $40.0 million and the sale closed on March 1, 2022. For the year ended December 31, 2022, the Company recognized a $2.2 million gain on the sale of the hotel property as the net carrying value of the hotel property as of the March 1, 2022 sale date was lower than the net sale proceeds received by the Company. The gain on the sale of the hotel property is included within realized (gain) loss on sale of real estate owned in the Company’s consolidated statements of operations. In connection with the sale of the hotel property, the Company provided a senior mortgage loan to the buyer of the hotel property. The initial advance funded under such loan was $30.7 million, with up to another $25.0 million of additional loan proceeds to be available for future advances to cover a portion of the anticipated property renovation plan costs, provided certain conditions are satisfied. At closing, the buyer contributed $12.9 million of equity into the purchase. Additionally, the buyer is required to fund an additional $8.7 million of equity associated with the anticipated property renovation plan costs.
For the year ended December 31, 2022, the Company did not incur depreciation and amortization expense related to the hotel property.
As described above, for the year ended December 31, 2024, the Company recognized a $2.3 million realized loss on the sale of the office property that was recognized as real estate owned held for sale as the net sale proceeds were less than the net carrying value of the office property as of the sale closing date.
6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility, the MetLife Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of December 31, 2024 and 2023, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of December 31, 2024			As of December 31, 2023
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$210,216	$450,000	(1)	$208,540	$450,000	(1)
Citibank Facility	228,727	325,000	(2)	221,604	325,000
CNB Facility	—	75,000	(3)	—	75,000
MetLife Facility	—	—	(4)	—	180,000
Morgan Stanley Facility	149,525	250,000		209,673	250,000
Subtotal	$588,468	$1,100,000		$639,817	$1,280,000

Notes Payable	$—	$—	(5)	$105,000	$105,000

Secured Term Loan	$130,000	$130,000	(6)	$150,000	$150,000

Total	$718,468	$1,230,000		$894,817	$1,535,000
______________________________

(1)The maximum commitment for the Wells Fargo Facility (as defined below) may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee.
(2)The maximum commitment for the Citibank Facility (as defined below) may be increased to up to $425.0 million by up to two increments of $50.0 million with the consent of Citibank (defined below), subject to the satisfaction of certain conditions, including payment of an upsize fee.
(3)Amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of December 31, 2024, there was approximately

$42.0 million immediately available under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(4)In May 2024, the Company elected to terminate the MetLife Facility prior to its scheduled maturity in August 2024 as the facility had no outstanding balance.
(5)In September 2024, the Company elected to repay in full through refinancing under the Citibank Facility and terminate the $105.0 million recourse note prior to its scheduled maturity in July 2025.
(6)In May 2024, the Company entered into an amendment to the Secured Term Loan (defined below) and concurrently therewith, repaid $10.0 million of outstanding principal on the Secured Term Loan at par prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan amendment. In addition, in each of August 2024 and September 2024, the Company elected to repay $5.0 million of outstanding principal on the Secured Term Loan at par prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan amendment. As of December 31, 2024, the Secured Term Loan has a total outstanding principal balance of $130.0 million.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $450.0 million. The maximum commitment may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The funding period of the Wells Fargo Facility expires on December 15, 2025. The initial maturity date of the Wells Fargo Facility is December 15, 2025, subject to two 12-month extensions, each of which may be exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to December 14, 2027. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus a pricing margin range of 1.50% to 3.75%, subject to certain exceptions. See Note 18 included in these consolidated financial statements for a subsequent event related to the Wells Fargo Facility.

The Wells Fargo Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (g) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) $500.0 million plus (2) at any time that the aggregate outstanding principal amount of total debt exceeds $1.8 billion, 80% of the net proceeds raised in all future equity issuances by the Company subsequent to August 2024 and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2024, the Company was in compliance with all financial covenants of the Wells Fargo Facility.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. In December 2024, the Company amended the Citibank Facility to, among other things, extend the initial maturity date of the Citibank Facility to January 13, 2027, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2029. The amendment also included an accordion provision such that the maximum commitment for the Citibank Facility may be increased to up to $425.0 million by up to two increments of $50.0 million with the consent of Citibank, subject to the satisfaction of certain conditions, including payment of an upsize fee. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. Prior to the January 2022 amendment, the Company incurred a non-utilization fee of 25 basis points per annum on the average daily available balance of the Citibank Facility to the extent less than 75% of the Citibank Facility was utilized. Subsequent to the January 2022 amendment, the Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the years ended December 31, 2024 and 2023, the Company did not incur a non-utilization fee. For the year ended December 31, 2022, the Company incurred a non-utilization fee of $11 thousand, which is included within interest expense in the Company’s consolidated statements of operations.

The Citibank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining a tangible net worth of at least $500.0 million, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (e) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2024, the Company was in compliance with all financial covenants of the Citibank Facility.

CNB Facility
The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of December 31, 2024, there was approximately $42.0 million immediately available under the CNB Facility based on the fair value of the collateral in the borrowing base at such time, which may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement. In January 2024, the Company amended the CNB Facility to, among other things: (1) extend the initial maturity date of the CNB Facility to March 10, 2025, subject to one 12-month extension, which may be exercised at the Company's option if certain conditions described in the CNB Facility are met, including applicable extension fees being paid, which, if exercised, would extend the maturity date to March 10, 2026 and (2) set the interest rate on advances under the CNB Facility to a per annum rate equal to the sum of, at the Company's option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the years ended December 31, 2024, 2023 and 2022, the Company incurred a non-utilization fee of $286 thousand, $285 thousand and $284 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events. The agreements governing the CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (ii) maintaining a tangible net worth of at least $500.0 million, (iii) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (iv) limitations on mergers, consolidations, transfers of assets and similar transactions and (v) maintaining its status as a REIT. As of December 31, 2024, the Company was in compliance with all financial covenants of the CNB Facility.
MetLife Facility

The Company was party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company was permitted to sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which were approved by MetLife in its sole discretion. The maturity date of the MetLife Facility was August 13, 2024. On May 8, 2024, the Company elected to terminate the MetLife Facility prior to its scheduled maturity on August 13, 2024, as the facility had no outstanding balance. There were no prepayment penalties in connection with the early termination of the facility. Advances under the MetLife Facility accrued interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.50%, subject to certain exceptions. Unless at least 65% of the MetLife Facility was utilized, unused commitments under the MetLife Facility accrued non-utilization fees at the rate of 0.25% per annum on the average daily available balance. For the years ended December 31, 2024, 2023 and 2022, the Company incurred a non-utilization fee of $104 thousand, $297 thousand and $247 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.
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
The Morgan Stanley Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining a tangible net worth of at least $500.0 million, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00 and (e) if certain specific debt yield and loan to value tests are not met with respect to assets on the Morgan Stanley Facility, the Company may be required to repay certain amounts under the Morgan Stanley Facility. The Morgan Stanley Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2024, the Company was in compliance with all financial covenants of the Morgan Stanley Facility.
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

In July 2022, ACRC Lender CO LLC, a wholly owned subsidiary of the Company, entered into a Credit and Security Agreement with Capital One, National Association, as administrative agent and collateral agent, and the lender referred to therein. The Credit and Security Agreement provided for a $105.0 million recourse note (together with the two non-recourse note agreements discussed above, the “Notes Payable”). The $105.0 million note was secured by a $133.0 million senior mortgage loan held by the Company on a multifamily property located in New York and was fully and unconditionally guaranteed by the Company pursuant to a Guaranty of Recourse Obligation (the “CapOne Guaranty”). The initial maturity date of the $105.0 million note was July 28, 2025, subject to two 12-month extensions, each of which may have been exercised at the Company’s option, subject to the satisfaction of certain conditions, including payment of an extension fee, which, if both were exercised, would have extended the maturity date to July 28, 2027. On September 13, 2024, the Company elected to repay in full and terminate the $105.0 million note prior to its scheduled maturity on July 28, 2025. There were no prepayment penalties in connection with the early termination of the $105.0 million note. The $105.0 million note accrued interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.00%.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $130.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The maturity date of the Secured Term Loan is November 12, 2026. In May 2024, the Company amended the Secured Term Loan to, among other things, (1) change the schedule of interest rate increases on advances under the Secured Term Loan to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months, (2) add a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $135.0 million as of August 1, 2024, (ii) $130.0 million as of November 1, 2024, (iii) $120.0 million as of February 1, 2025, (iv) $110.0 million as of May 1, 2025, (v) $100.0 million as of August 1, 2025 and (vi) $90.0 million as of November 1, 2025 and (3) make changes to financial covenants, including reducing the minimum tangible net worth requirement and linking future determinations thereof to the outstanding principal amount of the Secured Term Loan, increasing the minimum unencumbered asset ratio requirement, reducing the maximum total net leverage ratio and increasing the senior loan concentration threshold. In connection with the amendment and concurrently therewith, the Company paid a modification fee and paid down $10.0 million of outstanding principal on the Secured Term Loan at par. In addition, on each of August 1, 2024 and September 30, 2024, the Company elected to repay $5.0 million of outstanding principal on the Secured Term Loan at par. As of December 31, 2024, the total outstanding principal balance of the Secured Term Loan was $130.0 million.

The total original issue discount and the modification fee on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the years ended December 31, 2024 and 2023, the per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 5.2% and 4.6%, respectively.

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

The Secured Term Loan contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing agreements, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the Secured Term Loan also impose certain covenants on the Company, including the following: (i)

maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.10 to 1.00, (ii) maintaining a ratio of total debt, net of unrestricted cash and cash equivalents, to tangible net worth of not more than 4.25 to 1.00, (iii) maintaining a tangible net worth of at least (1) if the outstanding principal balance of the Secured Term Loan is greater than or equal to $130.0 million, an amount equal to the product of (x) such outstanding principal balance and (y) 3.75, (2) if the outstanding principal balance of the Secured Term Loan is less than $130.0 million but greater than or equal to $110.0 million, an amount equal to the lesser of (A) the product of (x) such outstanding principal balance and (y) 4.00 and (B) $487.5 million, (3) if the outstanding principal balance of the Secured Term Loan is less than $110.0 million but greater than or equal to $90.0 million, an amount equal to the lesser of (A) the product of (x) such outstanding principal balance and (y) 4.25 and (B) $440.0 million, and (4) if the outstanding principal balance of the Secured Term Loan is less than $90.0 million, an amount equal to the lesser of (A) the product of (x) such outstanding principal balance and (y) 4.50 and (B) $382.5 million, (iv) maintaining an asset coverage ratio greater than 115%, (v) maintaining an unencumbered asset ratio greater than 145%, (vi) limitations on mergers, consolidations, transfers of assets and similar transactions, (vii) maintaining its status as a REIT and (viii) maintaining at least 80% of loans held for investment as senior commercial real estate loans, as measured by the average daily outstanding principal balance of all loans held for investment during a fiscal quarter and as adjusted for non-controlling interests. As of December 31, 2024, the Company was in compliance with all financial covenants of the Secured Term Loan.

Financing Agreements Maturities

At December 31, 2024, approximate principal maturities of the Company’s Financing Agreements (excluding potential extension options) were as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	CNB Facility	Morgan Stanley Facility	Secured Term Loan	Total
2025	$210,216	$—	$—	$149,525	$—	$359,741
2026	—	—	—	—	130,000	130,000
2027	—	228,727	—	—	—	228,727
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
	$210,216	$228,727	$—	$149,525	$130,000	$718,468

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

As of December 31, 2024 and 2023, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk. In December 2023, the Company's interest rate swap derivative expired and its term was not extended. At the expiration date, the interest rate swap derivative had a notional amount of $30.0 million. Further, in March 2022, the Company re-calibrated its net exposure to interest rate changes by terminating its interest rate cap derivative, which had a notional amount of $170.0 million on the termination date and a strike rate of 0.50%. For the year ended December 31, 2022, the Company recognized a $2.0 million realized gain within OCI in conjunction with the termination of the interest rate cap. In accordance with ASC 815, the realized gain was recognized within current earnings over the remaining original term of the interest rate cap derivative as it was designated as an effective hedge. For the years ended December 31, 2023 and 2022, the Company recognized a realized gain of $921 thousand and $1.0 million, respectively, through a reduction in interest expense on the termination of the interest rate cap within current earnings.

9.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2 to our consolidated financial statements, the impact of the current macroeconomic conditions on the Company’s business is uncertain. As of December 31, 2024, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions; however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of December 31, 2024 and 2023, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of December 31,
	2024	2023
Total commitments	$1,773,083	$2,274,584
Less: funded commitments	(1,698,506)	(2,158,045)
Total unfunded commitments	$74,577	$116,539

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of December 31, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

10.   STOCKHOLDERS’ EQUITY

At the Market Stock Offering Program

On November 22, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”), pursuant to which the Company offered and sold, from time to time, shares of the Company’s common stock, governing as “at the market offering” program having an aggregate offering price of up to $100.0 million. During the year ended December 31, 2022, the Company sold an aggregate of 190,369 shares of the Company’s common stock under the Equity Distribution Agreement at an average price of $15.33 per share. The sales generated net proceeds of approximately $2.9 million. There were no shares sold during the years ended December 31, 2024 and 2023, and the “at the market offering” program is currently unavailable.

Stock Repurchase Program

On July 25, 2023, the Company’s board of directors renewed its stock repurchase program of up to $50.0 million (the “Repurchase Program”), which was expected to be in effect until July 31, 2024, or until the approved dollar amount had been used to repurchase shares. On July 31, 2024, the Company’s board of directors further renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. During the year ended December 31, 2024, the Company did not repurchase any shares through the Repurchase Program. During the year ended December 31, 2023, the Company repurchased a total of 535,965 shares of the Company’s common stock in the open market for an aggregate purchase price of approximately $4.6 million, including expenses paid. The shares were repurchased at an average price of $8.58 per share, including expenses paid.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the years ended December 31, 2024 and 2023. See “Equity Incentive Plan” below for shares issued under the Equity Incentive Plan described below.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of December 31, 2024:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2023	34,215	1,063,366	1,097,581
Granted	83,052	465,250	548,302
Vested	(75,330)	(309,901)	(385,231)
Forfeited	—	(65,830)	(65,830)
Balance at December 31, 2024	41,937	1,152,885	1,194,822

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
2025	41,937	324,800	366,737
2026	—	399,484	399,484
2027	—	283,551	283,551
2028	—	145,050	145,050
2029	—	—	—
Total	41,937	1,152,885	1,194,822

The following table summarizes the restricted stock and RSU compensation expense included within general and administrative expenses in the Company’s consolidated statements of operations, the total fair value of shares vested and the weighted average grant date fair value of the restricted stock and RSUs granted to the Company’s directors and officers and employees of the Manager for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	For the Years Ended December 31,
	2024			2023			2022
	Restricted Stock and RSU Grants			Restricted Stock and RSU Grants			Restricted Stock and RSU Grants
	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total
Compensation expense	$589	$4,150	$4,739	$552	$3,439	$3,991	$399	$2,477	$2,876
Total fair value of shares vested (1)	571	3,053	3,624	450	1,882	2,332	338	1,623	1,961
Weighted average grant date fair value	581	2,986	3,567	575	4,609	5,184	390	4,654	5,044
___________________________

(1)    Based on the closing price of the Company’s common stock on the NYSE on each vesting date.

As of December 31, 2024, 2023 and 2022, the total compensation cost related to non-vested awards not yet recognized totaled $7.1 million, $9.0 million and $8.0 million, respectively, and the weighted average period over which the non-vested awards are expected to be recognized is 2.1 years, 2.1 years and 2.3 years, respectively.

11.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the years ended December 31, 2024, 2023 and 2022 ($ in thousands, except share and per share data):

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss) attributable to common stockholders	$(34,993)	$(38,867)	$29,785
Divided by:
Basic weighted average shares of common stock outstanding:	54,446,368	54,281,998	51,679,744
Weighted average non-vested restricted stock and RSUs (1)	—	—	446,512
Diluted weighted average shares of common stock outstanding:	54,446,368	54,281,998	52,126,256
Basic earnings (loss) per common share	$(0.64)	$(0.72)	$0.58
Diluted earnings (loss) per common share	$(0.64)	$(0.72)	$0.57
_______________________________

(1)    For the years ended December 31, 2024 and 2023, the weighted average non-vested restricted stock and RSUs of 801,747 and 709,731 shares, respectively, were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

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

The income tax provision for the Company and the TRSs consisted of the following for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current	$(5)	$34	$42
Deferred	(13)	—	—
Excise tax	—	(73)	430
Total income tax expense (benefit), including excise tax	$(18)	$(39)	$472

For the year ended December 31, 2024, the Company did not incur any expense for U.S. federal excise tax. For the years ended December 31, 2023 and 2022, the Company incurred an expense (benefit) of $(73) thousand and $430 thousand, respectively, for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of December 31, 2024, tax years 2021 through 2024 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

•Level 2—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment rates, credit risk and others.

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

During the year ended December 31, 2024, the Company had one CRE debt security fully repay at par. As of December 31, 2024 and 2023, the Company had two and three, respectively, CRE debt security investments outstanding that were designated as available-for-sale debt securities. The following tables summarize the Company’s investments in available-for-sale debt securities as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31, 2024
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$8,667	$8,647	$20	$37

	As of December 31, 2023
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$28,000	$27,906	$94	$154

The fair value of available-for-sale debt securities was estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity.

The following tables summarize the financial assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale debt securities	$—	$8,684	$—	$8,684

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale debt securities	$—	$28,060	$—	$28,060

As of December 31, 2024 and 2023, the Company did not have any financial liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
Nonrecurring Fair Value Measurements

Loans Held for Sale

The Company is required to record loans held for sale, a financial asset, at the lower of carrying value or fair value on a nonrecurring basis in accordance with GAAP. If the fair value of a loan held for sale is determined to be less than its carrying value, a nonrecurring fair value adjustment may be recorded in earnings through an unrealized loss on loans held for sale. As of December 31, 2024, the Company did not have any loans held for sale. As of December 31, 2023, the Company had one loan held for sale. The Company determined the fair value of the loan held for sale based on the anticipated transaction price to be received from the third party that was expected to purchase the loan.

Real Estate Owned

The Company is required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. Real estate owned consists of an office property and a mixed-use property that were acquired by the Company on September 19, 2024 and September 8, 2023 through a deed in lieu of foreclosure and a consensual foreclosure, respectively. See Note 5 included in these consolidated financial statements for more information on real estate owned. Real estate owned is recorded at fair value at acquisition using Level 3 inputs and is evaluated for indicators of impairment on a quarterly basis. Real estate owned is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate owned over the estimated remaining holding period is less than the carrying amount of such real estate owned. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate owned. An impairment charge is recorded equal to the excess of the carrying value of the real estate owned over the fair value.

The office property acquired on September 19, 2024 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the office property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the office property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the office property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the office property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 11.0% and discount rates ranging from 14.0% to 16.0%. No impairment charges have been recognized for the office property as of December 31, 2024.

The mixed-use property acquired on September 8, 2023 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the mixed-use property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the mixed-use property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the mixed-use property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the mixed-use property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 8.3% and discount rates ranging from 8.0% to 9.5%. No impairment charges have been recognized for the mixed-use property as of December 31, 2024.

As of December 31, 2024 and 2023, the Company did not have any financial or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2024 and 2023, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2024		2023
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,656,688	$1,510,670	$2,126,524	$1,944,718
Financial liabilities:
Secured funding agreements	2	$588,468	$588,468	$639,817	$639,817
Notes payable	2	—	—	104,662	105,000
Secured term loan	3	128,062	125,260	149,393	134,024
Collateralized loan obligation securitization debt (consolidated VIEs)	2	455,839	447,356	723,117	705,033

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 10 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. On April 25, 2022, the Company and ACREM entered into an amendment to the Management Agreement to (a) exclude $2.4 million of net income associated with the sale of the real estate owned property for the three months ended March 31, 2022 and to (b) include $2.0 million of net income associated with the Company’s gain on the termination of its interest rate cap derivative for the three months ended March 31, 2022, in each case, with respect to Core Earnings for the three months ended March 31, 2022. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the year ended December 31, 2024, the Company did not incur any incentive fees. For the years ended December 31, 2023 and 2022, the Company incurred incentive fees of $334 thousand and $3.4 million, respectively.

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

The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2024, 2023 and 2022, and amounts payable to the Company’s Manager as of December 31, 2024 and 2023 ($ in thousands):

	Incurred			Payable
	For the Years Ended December 31,			As of December 31,
	2024	2023	2022	2024	2023
Affiliate Payments
Management fees	$10,685	$11,929	$11,456	$2,571	$2,946
Incentive fees	—	334	3,442	—	—
General and administrative expenses	3,825	3,434	3,777	1,178	1,154
Direct costs (1)	217	124	165	41	35
Total	$14,727	$15,821	$18,840	$3,790	$4,135
_______________________________

(1)    For the years ended December 31, 2024, 2023 and 2022, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of December 31, 2024 and 2023, the total outstanding principal balance for co-investments held by the Company was $266.8 million and $236.7 million, respectively.
Loan Purchases From Affiliate

One or more affiliates of the Company’s Manager may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase such commercial real estate loans from affiliates of the Company’s Manager. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company and provided that the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by affiliates of the Company’s Manager. In addition, from time to time, the Company may purchase loans, including participations in loans, from other Ares Management managed investment vehicles. Loans purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles for the years ended December 31, 2024 and 2023.

15.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2024, 2023 and 2022 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
November 7, 2024	December 31, 2024	January 15, 2025	$0.25		$13,924
August 6, 2024	September 30, 2024	October 15, 2024	0.25		13,809
May 9, 2024	June 28, 2024	July 16, 2024	0.25		13,812
February 22, 2024	March 28, 2024	April 16, 2024	0.25		13,802
Total cash dividends declared for the year ended December 31, 2024			$1.00		$55,347

November 3, 2023	December 29, 2023	January 17, 2024	$0.33		$18,220
August 2, 2023	September 29, 2023	October 17, 2023	0.33		18,082
May 2, 2023	June 30, 2023	July 18, 2023	0.35	(1)	19,180
February 15, 2023	March 31, 2023	April 18, 2023	0.35	(1)	19,345
Total cash dividends declared for the year ended December 31, 2023			$1.36		$74,827

November 2, 2022	December 30, 2022	January 18, 2023	$0.35	(1)	$19,347
July 29, 2022	September 30, 2022	October 17, 2022	0.35	(1)	19,196
May 3, 2022	June 30, 2022	July 15, 2022	0.35	(1)	19,198
February 15, 2022	March 31, 2022	April 14, 2022	0.35	(1)	16,740
Total cash dividends declared for the year ended December 31, 2022			$1.40		$74,481
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

As of December 31, 2024, the FL3 Notes were collateralized by interests in a pool of 12 mortgage assets having a total principal balance of $365.2 million (the “FL3 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company. As of December 31, 2023, the FL3 Notes were collateralized by interests in a pool of 16 mortgage assets having a total principal balance of $526.0 million that were closed by a wholly-owned subsidiary of the Company and $31.0 million of receivables related to repayments of outstanding principal on previous mortgage assets. On April 13, 2021, the FL3 Issuer and the FL3 Co-Issuer entered into a First Supplement to Amended and Restated Indenture (the “2021 Amended Indenture”) with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governs the FL3 CLO Securitization. The purpose of the 2021 Amended Indenture was to, among other things, extend the reinvestment period to March 31, 2024. During the reinvestment period, the Company was able to direct the FL3 Issuer to acquire additional mortgage assets subject to certain conditions. The reinvestment period expired on March 31, 2024 and was not renewed.

The contribution of the FL3 Mortgage Assets to the FL3 Issuer is governed by a Mortgage Asset Purchase Agreement between ACRC Lender LLC, a wholly owned subsidiary of the Company (the “Seller”) and the FL3 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the securitization, the FL3 Issuer and FL3 Co-Issuer offered and issued the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “FL3 Offered Notes”) to a third party. The Company retained (through one of its wholly-owned subsidiaries) approximately $58.5 million of the FL3 Notes and all of the $52.9 million of preferred equity in the FL3 Issuer, which totaled $111.4 million. The Company, as the holder of the subordinated FL3 Notes and all of the preferred equity in the FL3 Issuer, has the obligation to absorb losses of the CLO, since the Company has a first loss position in the capital structure of the CLO. During the year ended December 31, 2024, the Company paid down $141.7 million of the FL3 Offered Notes. During the year ended December 31, 2023, the Company did not pay down any of the FL3 Offered Notes.

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

As of December 31, 2024, the FL4 Notes were collateralized by interests in a pool of four mortgage assets having a total principal balance of $186.8 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and $60.5 million of real estate owned related to an office property, which had collateralized a previous mortgage asset, and was acquired in September 2024 through a deed in lieu of foreclosure. As of December 31, 2023, the FL4 Notes were collateralized by interests in a pool of nine mortgage assets having a total principal balance of $404.1 million that were closed by a wholly-owned subsidiary of the Company and $1.0 million of receivables related to repayments of outstanding principal on previous mortgage assets. During the period that ended in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer was able to use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that met certain acquisition criteria. The Companion Participation Acquisition Period expired in April 2024 and was not renewed.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the years ended December 31, 2024 and 2023, the Company paid down $126.2 million and $55.1 million of the FL4 Offered Notes, respectively.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of December 31, 2024, the Company’s maximum risk of loss was $156.4 million, which represents the carrying value of its investments in the CLO Securitizations.

Non-consolidated VIEs

The Company evaluated its senior mortgage loan investment that is collateralized by a residential condominium property located in New York, and it was determined to be an interest in a VIE. However, the Company was not deemed to be the primary beneficiary. The Company’s exposure to the obligations of the VIE is generally limited to its investment and the Company is not obligated to provide, nor has it provided, any financial support to the VIE. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying value of its investment. As of December 31, 2024, the Company’s maximum risk of loss was $99.7 million, which represents the carrying value of its investment in the VIE.

17.  SEGMENT INFORMATION

As described in Note 1 included in these consolidated financial statements, the Company operates as a single reportable segment, which derives its revenues by directly originating and managing a diversified portfolio of CRE debt-related investments. The Company manages its business activities on a consolidated basis and the accounting policies of the segment are the same as those described in Note 2 included in these consolidated financial statements. The Company’s Chief Operating Decision Maker (“CODM”) is the chief executive officer.

The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) attributable to common stockholders. The measure of segment assets is reported in the consolidated balance sheets as total assets.

The following table summarizes the information about segment net income (loss) and significant segment expenses for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Net interest margin	$51,732	$88,956	$104,177
Revenue from real estate owned	17,918	3,970	2,672
Total revenue	69,650	92,926	106,849
Less:
Expenses from real estate owned	12,964	2,518	4,309
Provision for (reversal of) current expected credit losses, net	(18,152)	91,825	46,061
Realized losses on loans	83,591	10,499	—
Realized (gain) loss on sale of real estate owned	2,287	—	(2,197)
Other segment items (1)	23,953	26,951	28,891
Segment net income (loss)	(34,993)	(38,867)	29,785
Adjustments and reconciling items	—	—	—
Net income (loss) attributable to common stockholders	$(34,993)	$(38,867)	$29,785
______________________________

(1)Other segment items included in Segment net income (loss) includes management and incentive fees to affiliate, professional fees, general and administrative expenses, general and administrative expenses reimbursed to affiliate, change in unrealized losses on loans held for sale and income tax expense (benefit), including excise tax.

18.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this annual report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024, except as disclosed below.

The Company’s board of directors declared a regular cash dividend of $0.15 per common share for the first quarter of 2025. The first quarter 2025 dividend will be payable on April 15, 2025 to common stockholders of record as of March 31, 2025.

On January 6, 2025, the senior mortgage loan collateralized by a mixed-use property located in Texas, which was in maturity default as of December 31, 2024 due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2024 maturity date, was fully repaid.

On February 10, 2025, ACRC Lender W LLC and ACRC Lender W TRS LLC, each a subsidiary of the Company (collectively, “ACRC Lender W”), entered into an amendment to the Wells Fargo Facility. The purpose of the amendment was to, among other things, extend the initial maturity date and funding period of the Wells Fargo Facility to February 10, 2028. The maturity date of the Wells Fargo Facility continues to be subject to two 12-month extensions, each of which may be exercised at ACRC Lender W’s option, subject to the satisfaction of certain conditions and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to February 10, 2030.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated:	February 12, 2025	By:	/s/ Bryan Donohoe
Bryan Donohoe
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 12, 2025	By:	/s/ Jeffrey Gonzales
Jeffrey Gonzales
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 12, 2025	By:	/s/ Bryan Donohoe
Bryan Donohoe Chief Executive Officer and Director (Principal Executive Officer)
Dated:	February 12, 2025	By:	/s/ Jeffrey Gonzales
Jeffrey Gonzales Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated:	February 12, 2025	By:	/s/ William S. Benjamin
William S. Benjamin Chairman, Director
Dated:	February 12, 2025	By:	/s/ Rand S. April
Rand S. April Director
Dated:	February 12, 2025	By:	/s/ Caroline E. Blakely
Caroline E. Blakely Director
Dated:	February 12, 2025	By:	/s/ William L. Browning
William L. Browning Director
Dated:	February 12, 2025	By:	/s/ Edmond N. Moriarty, III
Edmond N. Moriarty, III Director
Dated:	February 12, 2025	By:	/s/ Rebecca J. Parekh
Rebecca J. Parekh Director
Dated:	February 12, 2025	By:	/s/ James E. Skinner
James E. Skinner Director