Form 10-Q
period 2025-03-31
Ares Commercial Real Estate Corp
filed 2025-05-07
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2025
Common stock, $0.01 par value	55,005,353

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including:

•global economic trends and economic conditions, including high inflation, slower growth, changes to fiscal and monetary policy, higher interest rates, currency fluctuations and changes caused by tariffs and trade disputes with other countries, as well as geopolitical instability, including conflicts between Russia and Ukraine and in the Middle East;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and financial condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the risks, uncertainties and other factors set forth in Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”) and the other information included in our 2024 Annual Report and elsewhere in our subsequent quarterly reports on Form 10-Q.

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

PART I - FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$125,496	$63,799
Restricted cash ($3,587 and $2,495 related to consolidated VIEs, respectively)	3,587	2,495
Loans held for investment ($182,370 and $551,955 related to consolidated VIEs, respectively)	1,355,264	1,656,688
Current expected credit loss reserve	(131,433)	(136,224)
Loans held for investment, net of current expected credit loss reserve	1,223,831	1,520,464
Investment in available-for-sale debt securities, at fair value	8,568	8,684
Real estate owned held for investment, net ($57,483 and $58,844 related to consolidated VIEs, respectively)	136,864	139,032
Other assets ($359 and $1,991 of interest receivable related to consolidated VIEs, respectively; $4,262 of other receivables related to consolidated VIEs as of March 31, 2025)	21,275	16,732
Total assets	$1,519,621	$1,751,206
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$674,405	$588,468
Secured term loan	118,437	128,062
Collateralized loan obligation securitization debt (consolidated VIEs)	151,970	455,839
Due to affiliate	4,194	3,790
Dividends payable	8,353	13,924
Other liabilities ($387 and $1,309 of interest payable related to consolidated VIEs, respectively)	20,118	20,991
Total liabilities	977,477	1,211,074
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2025 and December 31, 2024 and 54,856,977 and 54,542,178 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	532	532
Additional paid-in capital	817,973	816,923
Accumulated other comprehensive income (loss)	7	37
Accumulated earnings (deficit)	(276,368)	(277,360)
Total stockholders' equity	542,144	540,132
Total liabilities and stockholders' equity	$1,519,621	$1,751,206

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Interest income	$27,480	$44,033
Interest expense	(18,189)	(28,819)
Net interest margin	9,291	15,214
Revenue from real estate owned	5,657	3,478
Total revenue	14,948	18,692
Expenses:
Management and incentive fees to affiliate	2,567	2,768
Professional fees	877	533
General and administrative expenses	1,720	2,081
General and administrative expenses reimbursed to affiliate	1,003	1,132
Expenses from real estate owned	4,495	2,037
Total expenses	10,662	8,551
(Provision for) reversal of current expected credit losses, net	5,340	22,269
Realized losses on loans	—	(45,726)
Change in unrealized losses on loans held for sale	—	995
Income (loss) before income taxes	9,626	(12,321)
Income tax expense (benefit), including excise tax	281	2
Net income (loss) attributable to common stockholders	$9,345	$(12,323)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.17	$(0.23)
Diluted earnings (loss) per common share	$0.17	$(0.23)
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	54,828,751	54,396,397
Diluted weighted average shares of common stock outstanding	55,694,939	54,396,397
Dividends declared per share of common stock	$0.15	$0.25

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$9,345	$(12,323)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities	(30)	81
Comprehensive income (loss)	$9,315	$(12,242)

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	54,149,225	$532	$812,184	$153	$(187,020)	$625,849
Stock‑based compensation	273,388	—	1,284	—	—	1,284
Other comprehensive income	—	—	—	81	—	81
Net income (loss)	—	—	—	—	(12,323)	(12,323)
Dividends declared	—	—	—	—	(13,802)	(13,802)
Balance at March 31, 2024	54,422,613	$532	$813,468	$234	$(213,145)	$601,089
Stock‑based compensation	96,114	—	1,152	—	—	1,152
Other comprehensive loss	—	—	—	(41)	—	(41)
Net income (loss)	—	—	—	—	(6,125)	(6,125)
Dividends declared	—	—	—	—	(13,812)	(13,812)
Balance at June 30, 2024	54,518,727	$532	$814,620	$193	$(233,082)	$582,263
Stock‑based compensation	13,666	—	1,182	—	—	1,182
Other comprehensive loss	—	—	—	(3)	—	(3)
Net income (loss)	—	—	—	—	(5,880)	(5,880)
Dividends declared	—	—	—	—	(13,809)	(13,809)
Balance at September 30, 2024	54,532,393	$532	$815,802	$190	$(252,771)	$563,753
Stock‑based compensation	9,785	—	1,121	—	—	1,121
Other comprehensive loss	—	—	—	(153)	—	(153)
Net income (loss)	—	—	—	—	(10,665)	(10,665)
Dividends declared	—	—	—	—	(13,924)	(13,924)
Balance at December 31, 2024	54,542,178	$532	$816,923	$37	$(277,360)	$540,132
Stock‑based compensation	314,799	—	1,050	—	—	1,050
Other comprehensive loss	—	—	—	(30)	—	(30)
Net income (loss)	—	—	—	—	9,345	9,345
Dividends declared	—	—	—	—	(8,353)	(8,353)
Balance at March 31, 2025	54,856,977	$532	$817,973	$7	$(276,368)	$542,144

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$9,345	$(12,323)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,198	1,118
Accretion of discounts, deferred loan origination fees and costs	(1,283)	(1,254)
Stock-based compensation	1,050	1,284
Depreciation and amortization of real estate owned	2,182	786
Provision for (reversal of) current expected credit losses, net	(5,340)	(22,269)
Realized losses on loans	—	45,726
Change in unrealized losses on loans held for sale	—	(995)
Changes in operating assets and liabilities:
Other assets	1,561	(493)
Due to affiliate	404	146
Other liabilities	(1,107)	(348)
Net cash provided by (used in) operating activities	8,010	11,378
Investing activities:
Issuance of and fundings on loans held for investment	(7,011)	(12,003)
Principal collections and cost-recovery proceeds on loans held for investment	305,443	106,806
Proceeds from sale of loans held for sale	—	38,981
Receipt of origination and other loan fees	234	232
Principal repayment of available-for-sale debt securities	88	—
Purchases of capitalized additions to real estate owned	(15)	—
Net cash provided by (used in) investing activities	298,739	134,016
Financing activities:
Proceeds from secured funding agreements	114,797	12,781
Repayments of secured funding agreements	(28,860)	(22,299)
Repayments of secured term loan	(10,000)	—
Payment of secured funding costs	(1,924)	(370)
Repayments of debt of consolidated VIEs	(304,049)	(128,226)
Dividends paid	(13,924)	(18,221)
Net cash provided by (used in) financing activities	(243,960)	(156,335)
Change in cash, cash equivalents and restricted cash	62,789	(10,941)
Cash, cash equivalents and restricted cash, beginning of period	66,294	110,459
Cash, cash equivalents and restricted cash, end of period	$129,083	$99,518
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$125,496	$99,518
Restricted cash	3,587	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$129,083	$99,518
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$8,353	$13,802
Other receivables related to consolidated VIEs	$4,262	$6,539
See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025
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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a description of the Company’s recurring accounting policies. The Company has included disclosure below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly or (ii) the Company views as critical as of the date of this report.

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

The unaudited consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results for any other interim period or that ultimately may be achieved for the year ending December 31, 2025.

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

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2025, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of March 31, 2025 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

Current Expected Credit Losses

FASB ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”), requires the Company to reflect current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broad range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve” or “CECL Reserves”). Increases and decreases to expected credit losses impact earnings and are recorded within (provision for) reversal of current expected credit losses, net in the Company’s consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASC 326 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held for investment in the Company’s consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company’s consolidated balance sheets. See Note 4 included in these consolidated financial statements for CECL related disclosures.

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

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense, except as noted below, in the Company’s consolidated statements of operations while the unamortized balance on the (i) Secured Funding Agreements (each individually defined in Note 6 included in these consolidated financial statements) is included within other assets and (ii) the Secured Term Loan (defined in Note 6 included in these consolidated financial statements) and debt securitizations are each included as a reduction to the carrying amount of the liability, in the Company’s consolidated balance sheets.

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

Revenue from real estate owned represents revenue associated with the operations of an office property acquired in September 2024 and a mixed-use property acquired in September 2023.

Revenue from the operation of the office and mixed-use properties consists primarily of rental revenue from operating leases. For each operating lease with scheduled rent increases over the term of the lease, the Company recognizes rental revenue on a straight-line basis over the lease term when collectability of the lease payment is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur. Certain of the Company’s office and mixed-use property leases also contain provisions for tenants to reimburse the Company for property operating expenses. Such reimbursements are included in rental revenue on a gross basis. Rental revenue also includes amortization of intangible assets and liabilities related to above- and below-market leases.

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt and the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) in net interest margin. For the three months ended March 31, 2025 and 2024, interest expense is comprised of the following ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Secured funding agreements	$10,215	$12,877
Notes payable	—	1,999
Securitization debt	6,217	12,187
Secured term loan	1,757	1,756
Interest expense	$18,189	$28,819

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and OCI that are excluded from net income (loss).

3.   LOANS HELD FOR INVESTMENT

As of March 31, 2025, the Company’s portfolio included 27 loans held for investment, excluding 188 loans that were repaid, sold, converted to real estate owned or written off since inception. The aggregate originated commitment under these loans at closing was approximately $1.5 billion and outstanding principal was $1.4 billion as of March 31, 2025. During the three months ended March 31, 2025, the Company funded approximately $7.2 million of outstanding principal and received repayments of $306.8 million of outstanding principal. As of March 31, 2025, 68.3% of the Company’s loans have Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 0.96%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of March 31, 2025
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,336,798	$1,381,528	6.2%	(2)	8.3%	(3)	1.0
Subordinated debt and preferred equity investments	18,466	22,881	—%	(2)	—%	(3)	2.0
Total loans held for investment portfolio	$1,355,264	$1,404,409	6.1%	(2)	8.3%	(3)	1.0

	As of December 31, 2024
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,617,835	$1,655,141	6.8%	(2)	8.6%	(3)	0.9
Subordinated debt and preferred equity investments	38,853	43,365	7.5%	(2)	15.7%	(3)	1.5
Total loans held for investment portfolio	$1,656,688	$1,698,506	6.9%	(2)	8.7%	(3)	1.0
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2025 and December 31, 2024 as weighted by the total outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of March 31, 2025 and December 31, 2024 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2025 and December 31, 2024).
(4)Remaining Life is based on contractual maturity date and does not include contractual extension options not yet exercised.

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of March 31, 2025 is as follows ($ in millions):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$165.1	$148.2	(5)	—%	(5)	Jul 2025	(5)	I/O
Multifamily	NY	132.2	132.1	S+3.90%	8.7%		Jun 2025		I/O
Residential/Condo	NY	129.1	105.7	S+8.95%	—%	(6)	Dec 2025		I/O
Mixed-use	NY	77.5	77.4	S+3.75%	8.3%		Jul 2025		I/O
Office	Diversified	77.3	76.8	S+3.75%	8.6%		Jul 2026		P/I	(7)
Office	AZ	77.0	76.9	S+3.61%	8.3%		Oct 2025		I/O
Office	NC	70.6	70.5	S+3.65%	8.0%		Aug 2028		I/O
Multifamily	TX	68.5	68.4	S+2.95%	7.6%		Dec 2025		I/O
Hotel	CA	60.8	60.6	S+4.20%	8.8%		Mar 2026	(8)	I/O
Office	NY	59.0	59.0	S+2.65%	7.0%		Jul 2027	(9)	I/O
Multifamily	OH	57.3	57.0	S+3.05%	7.7%		Oct 2026		I/O
Hotel	NY	55.7	55.5	S+4.40%	9.0%		Mar 2026		I/O
Office	IL	54.2	54.2	S+4.25%	8.7%		Jan 2027	(10)	I/O
Office (Life Sciences)	MA	51.5	49.1	S+3.75%	—%	(11)	Apr 2026		I/O
Industrial	MA	47.4	47.3	S+2.90%	7.3%		Jun 2028		I/O
Multifamily	CA	31.7	31.7	S+3.00%	7.6%		Dec 2025		I/O
Multifamily	PA	28.2	28.2	S+2.50%	6.8%		Dec 2025		I/O
Industrial	NJ	27.8	27.8	S+8.85%	13.2%		Nov 2024	(12)	I/O
Multifamily	WA	23.1	23.1	S+3.00%	7.5%		Nov 2025		I/O
Multifamily	TX	23.1	23.0	S+2.60%	7.4%		Oct 2025		I/O
Office	CA	20.1	20.1	S+3.50%	8.1%		Nov 2025		P/I	(7)
Self Storage	PA	18.2	18.1	S+3.00%	7.6%		Dec 2025		I/O
Self Storage	IN	11.4	11.4	S+3.60%	8.0%		Jun 2026		I/O
Self Storage	MA	7.7	7.7	S+3.00%	7.6%		Nov 2025		I/O
Industrial	CA	7.0	7.0	S+3.85%	8.2%		Jan 2027	(13)	I/O
Subordinated Debt and Preferred Equity Investments:
Industrial	CA	12.6	10.9	S+3.85%	—%	(13)	Jan 2027	(13)	I/O
Office	NY	10.3	7.6	5.50%	—%	(9)	Jul 2027	(9)	I/O
Total/Weighted Average		$1,404.4	$1,355.3		6.1%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on SOFR as of March 31, 2025 or the SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2025 as weighted by the outstanding principal balance of each loan.
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

(5)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The senior and mezzanine loans were both on non-accrual status as of March 31, 2025 and the Unleveraged Effective Yield is not applicable. In March 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the Illinois loan from March 2025 to July 2025. For the three months ended March 31, 2025, the Company received $1.9 million of interest payments in cash on the senior loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(6)The New York loan is structured as both a senior and mezzanine loan with the Company holding both positions. The senior and mezzanine positions each have a per annum interest rate of S + 8.95%. The senior and mezzanine loans were both on non-accrual status as of March 31, 2025 and the Unleveraged Effective Yield is not applicable.
(7)In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $77.3 million as of March 31, 2025. In December 2023, amortization began on the senior California loan, which had an outstanding principal balance of $20.1 million as of March 31, 2025. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(8)In March 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan from March 2025 to March 2026.
(9)The New York loan is structured as both a senior A-Note and a subordinated B-Note with the Company holding both positions. The subordinated B-Note is subordinate to new sponsor equity related to additional capital contributions. The senior A-Note, which had an outstanding principal balance of $59.0 million as of March 31, 2025, has a per annum interest rate of S + 2.65% and the subordinated B-Note, which had an outstanding principal balance of $10.3 million as of March 31, 2025, has a fixed per annum interest rate of 5.50%. As of March 31, 2025, the subordinated B-Note was on non-accrual status and therefore, the Unleveraged Effective Yield is not applicable. As of March 31, 2025, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated B-Note.
(10)In January 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Illinois loan from January 2025 to January 2027.
(11)The senior Massachusetts loan was on non-accrual status as of March 31, 2025 and the Unleveraged Effective Yield is not applicable. For the three months ended March 31, 2025, the Company received $1.0 million of interest payments in cash on the senior Massachusetts loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(12)As of March 31, 2025, the senior New Jersey loan, which is collateralized by an industrial property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the November 2024 maturity date and the borrower is current on all contractual interest payments.
(13)The California loan is structured as a senior A-Note, with an outstanding principal balance of $7.0 million as of March 31, 2025, a subordinated B-Note with no outstanding principal balance and an unfunded commitment of $500 thousand for certain lender approved leasing costs and a subordinated C-Note, with an outstanding principal balance of $12.6 million as of March 31, 2025. The subordinated B-Note and C-Note are subordinate to new sponsor equity related to additional capital contributions. As of March 31, 2025, the subordinated C-Note was on non-accrual status and therefore, the Unleveraged Effective Yield is not applicable. As of March 31, 2025, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated C-Note.

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

For the three months ended March 31, 2025, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2024	$1,656,688
Initial funding	—
Origination and other loan fees and discounts, net of costs	(233)
Additional funding	7,234
Amortizing payments	(3,310)
Loan payoffs	(306,396)
Origination and other loan fees and discount accretion	1,281
Balance at March 31, 2025	$1,355,264

Except as described in the table above listing the Company’s loans held for investment portfolio, as of March 31, 2025, all loans held for investment were paying in accordance with their contractual terms. As of March 31, 2025, the Company had five loans held for investment on non-accrual status with a carrying value of $321.5 million. As of December 31, 2024, the Company had five loans held for investment on non-accrual status with a carrying value of $318.4 million.

4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan-specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic forecasts and inputs that reflected a blend of a stable and a weaker economic outlook in the near term; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses as of March 31, 2025 decreased compared to the estimate of expected credit losses as of December 31, 2024 primarily due to a relative improvement in the near-term macroeconomic forecasts, shorter average remaining loan term and loan repayments during the three months ended March 31, 2025. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specifically identifiable reserve is warranted for a select asset.

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

As of March 31, 2025, the Company’s CECL Reserve for its loans held for investment portfolio is $139.6 million or 945 basis points of the Company’s total loans held for investment commitment balance of $1.5 billion and is bifurcated between the CECL Reserve (contra-asset) related to outstanding balances on loans held for investment of $131.4 million and a liability for unfunded commitments of $8.2 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

As of March 31, 2025, the senior mortgage loan on an office property located in Illinois with a principal balance of $165.1 million had a risk rating of “5.” As of March 31, 2025, this loan was assessed individually and the Company elected to assign a CECL Reserve of $57.7 million on the Illinois office loan. The CECL Reserve for this loan was based on the Company’s estimate of net proceeds available from the potential sale of the collateral property and this CECL Reserve is included in the Company’s total CECL Reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three months ended March 31, 2025 was as follows ($ in thousands):

Balance at December 31, 2024 (1)	$136,224
Provision for (reversal of) current expected credit losses, net	(4,791)
Balance at March 31, 2025 (1)	$131,433
__________________________

(1)     The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three months ended March 31, 2025 was as follows ($ in thousands):

Balance at December 31, 2024 (1)	$8,757
Provision for (reversal of) current expected credit losses, net	(549)
Balance at March 31, 2025 (1)	$8,208
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

As of March 31, 2025, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2025	2024	2023	2022	2021	Prior	Total
Risk rating:
1	$—	$—	$—	$7,668	$—	$—	$7,668
2	—	—	104,269	—	27,805	20,067	152,141
3	—	—	11,394	320,558	430,033	112,024	874,009
4	—	—	—	154,786	7,586	10,880	173,252
5	—	—	—	—	—	148,194	148,194
Total	$—	$—	$115,663	$483,012	$465,424	$291,165	$1,355,264

Accrued Interest Receivable

The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of March 31, 2025 and December 31, 2024, interest receivable of $6.0 million and $8.1 million, respectively, is included within other assets in the Company’s consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

5.     REAL ESTATE OWNED

On September 19, 2024, the Company acquired legal title to a multi-building office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, the Company derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. As the Company does not expect to complete a sale of the office property within the next twelve months, the office property is considered held for investment, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. At acquisition, the Company recognized a realized loss of $5.8 million on the derecognition of the senior mortgage loan as the fair value of the office property at acquisition of $60.2 million and the net operating assets and liabilities held at the office property of $(201) thousand at acquisition was less than the $65.8 million cost basis of the senior mortgage loan. Certain operating assets and liabilities of the office property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as prepaid expenses, rent receivables, straight-line rent receivables and payables and trade payables.

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

The following table summarizes the Company’s real estate owned held for investment as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of
	March 31, 2025	December 31, 2024
Land	$35,019	$35,019
Buildings and improvements	81,433	81,434
In-place lease intangibles	34,841	34,826
Above-market lease intangibles	4,634	4,634
Below-market lease intangibles	(11,105)	(11,105)
Total real estate owned held for investment	144,822	144,808
Less: Accumulated depreciation and amortization	(7,958)	(5,776)
Real estate owned held for investment, net	$136,864	$139,032

As of March 31, 2025 and December 31, 2024, no impairment charges have been recognized for real estate owned held for investment.

For the three months ended March 31, 2025 and 2024, the Company incurred net depreciation and amortization expense of $2.2 million and $786 thousand, respectively. With the exception of amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation and amortization expense is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization related to intangible assets and liabilities for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Intangible Lease Assets and Liabilities

For the three months ended March 31, 2025, there were no property acquisitions. The weighted average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s real estate owned held for investment during the year ended December 31, 2024 was 5.0 years as of the acquisition date.

The following table summarizes the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of March 31, 2025			As of December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Assets:
In-place lease intangibles	$34,841	$(5,748)	$29,093	$34,826	$(4,222)	$30,604
Above-market lease intangibles	4,634	(693)	3,941	4,634	(421)	4,213
Liabilities:
Below-market lease intangibles	(11,105)	1,615	(9,490)	(11,105)	1,356	(9,749)

The following table summarizes the amortization of intangible lease assets and liabilities related to real estate owned held for investment for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Consolidated Statement of Operations Location	For the Three Months Ended March 31,
		2025	2024
Assets:
In-place lease intangibles	Expenses from real estate owned	$1,527	$588
Above-market lease intangibles	Revenue from real estate owned	(271)	(28)
Liabilities:
Below-market lease intangibles	Revenue from real estate owned	262	257

The following table summarizes the estimated net amortization schedule for the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of March 31, 2025 ($ in thousands):

	In-Place	Above-Market	Below-Market
	Lease Intangibles	Lease Intangibles	Lease Intangibles
Remainder of 2025	$4,142	$794	$(782)
2026	4,741	975	(618)
2027	3,781	705	(571)
2028	3,053	490	(542)
2029	2,647	384	(539)
Thereafter	10,729	593	(6,438)
Total	$29,093	$3,941	$(9,490)

Future Minimum Lease Payments
The following table summarizes the future minimum contractual lease payments to be collected by the Company under non-cancelable operating leases related to real estate owned held for investment, excluding tenant reimbursements of expenses and variable lease payments, as of March 31, 2025 ($ in thousands):

Remainder of 2025	$14,569
2026	19,329
2027	17,672
2028	16,177
2029	15,188
Thereafter	31,944
Total	$114,879

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of March 31, 2025 and December 31, 2024, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of March 31, 2025			As of December 31, 2024
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$230,385	$450,000	(1)	$210,216	$450,000	(1)
Citibank Facility	294,495	325,000	(2)	228,727	325,000	(2)
CNB Facility	—	75,000	(3)	—	75,000	(3)
Morgan Stanley Facility	149,525	250,000		149,525	250,000
Subtotal	$674,405	$1,100,000		$588,468	$1,100,000

Secured Term Loan	$120,000	$120,000	(4)	$130,000	$130,000

Total	$794,405	$1,220,000		$718,468	$1,230,000
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
(3)Amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of March 31, 2025, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(4)In January 2025, the Company elected to repay $10.0 million of outstanding principal on the Secured Term Loan at par prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan. As of March 31, 2025, the Secured Term Loan has a total commitment of $120.0 million.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $450.0 million. The maximum commitment may be increased to up to $500.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. In February 2025, the Company amended the Wells Fargo Facility to, among other things, extend the initial maturity date and funding period of the Wells Fargo Facility to February 10, 2028, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Wells Fargo Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to February 10, 2030. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus a pricing margin range of 1.50% to 3.75%, subject to certain exceptions.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is January 13, 2027, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2029. The Citibank Facility includes an accordion provision such that the maximum commitment for the Citibank Facility may be increased to up to $425.0 million by up to two increments of $50.0 million with the consent of Citibank, subject to the satisfaction of certain conditions, including payment of an upsize fee. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the three months ended March 31, 2025, the Company incurred a non-utilization fee of $1 thousand. For the three months ended March 31, 2024, the Company did not incur a non-utilization fee. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility
The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of March 31, 2025, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time, which may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement. In February 2025, the Company exercised its 12-month extension option to extend the maturity date of the CNB Facility to March 10, 2026. The interest rate on advances under the CNB Facility is a per annum rate equal to the sum of, at the Company's option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three months ended March 31, 2025 and 2024, the Company incurred a non-utilization fee of $70 thousand and $71 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

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

Secured Term Loan

The Company and certain of its subsidiaries are party to a $120.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The maturity date of the Secured Term Loan is November 12, 2026. The interest rate on advances under the Secured Term Loan are set to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months. There is a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $120.0 million as of February 1, 2025, (ii) $110.0 million as of May 1, 2025, (iii) $100.0 million as of August 1, 2025 and (iv) $90.0 million as of November 1, 2025. On January 27, 2025, the Company elected to repay $10.0 million of outstanding principal on the Secured Term Loan at par. As of March 31, 2025, the total outstanding principal balance of the Secured Term Loan was $120.0 million.

The total original issue discount and the modification fee on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three months ended March 31, 2025 and 2024, the per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 5.7% and 4.6%, respectively.

7.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2 to our consolidated financial statements, the impact of the current macroeconomic conditions on the Company’s business is uncertain. As of March 31, 2025, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions; however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of March 31, 2025 and December 31, 2024, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	March 31, 2025	December 31, 2024
Total commitments	$1,477,775	$1,773,083
Less: funded commitments	(1,404,409)	(1,698,506)
Total unfunded commitments	$73,366	$74,577

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of March 31, 2025, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
8.   STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 31, 2024, the Company’s board of directors renewed its stock repurchase program of up to $50.0 million (the “Repurchase Program”), which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares through the Repurchase Program.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the three months ended March 31, 2025 and 2024. See “Equity Incentive Plan” below for shares issued under the Equity Incentive Plan described below.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of March 31, 2025:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2024	41,937	1,152,885	1,194,822
Granted	—	—	—
Vested	(21,177)	(314,799)	(335,976)
Forfeited	—	(5,399)	(5,399)
Balance at March 31, 2025	20,760	832,687	853,447

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Remainder of 2025	20,760	10,001	30,761
2026	—	396,784	396,784
2027	—	281,685	281,685
2028	—	144,217	144,217
2029	—	—	—
Total	20,760	832,687	853,447

9.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2025 and 2024 ($ in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$9,345	$(12,323)
Divided by:
Basic weighted average shares of common stock outstanding:	54,828,751	54,396,397
Weighted average non-vested restricted stock and RSUs (1)	866,188	—
Diluted weighted average shares of common stock outstanding:	55,694,939	54,396,397
Basic earnings (loss) per common share	$0.17	$(0.23)
Diluted earnings (loss) per common share	$0.17	$(0.23)
_______________________________

(1)For the three months ended March 31, 2024, the weighted average non-vested restricted stock and RSUs of 813,763 shares were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

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

The income tax provision for the Company and the TRSs consisted of the following for the three months ended March 31, 2025 and 2024 ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Current	$282	$—
Deferred	(1)	2
Excise tax	—	—
Total income tax expense (benefit), including excise tax	$281	$2

For the three months ended March 31, 2025 and 2024, the Company did not incur any expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid the following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of March 31, 2025, tax years 2021 through 2025 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

During the year ended December 31, 2024, the Company had one CRE debt security fully repay at par. As of March 31, 2025 and December 31, 2024, the Company had two CRE debt security investments outstanding that were designated as available-for-sale debt securities. The following tables summarize the Company’s investments in available-for-sale debt securities as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of March 31, 2025
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$8,579	$8,561	$18	$7

	As of December 31, 2024
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$8,667	$8,647	$20	$37

The fair value of available-for-sale debt securities was estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity.

The following tables summarize the financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale debt securities	$—	$8,568	$—	$8,568

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale debt securities	$—	$8,684	$—	$8,684

As of March 31, 2025 and December 31, 2024, the Company did not have any financial liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

The office property acquired on September 19, 2024 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the office property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the office property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the office property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the office property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 11.0% and discount rates ranging from 14.0% to 16.0%. No impairment charges have been recognized for the office property as of March 31, 2025.

The mixed-use property acquired on September 8, 2023 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the mixed-use property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the mixed-use property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the mixed-use property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the mixed-use property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 8.3% and discount rates ranging from 8.0% to 9.5%. No impairment charges have been recognized for the mixed-use property as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company did not have any financial or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2025 and December 31, 2024, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		March 31, 2025		December 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,355,264	$1,213,321	$1,656,688	$1,510,670
Financial liabilities:
Secured funding agreements	2	$674,405	$674,405	$588,468	$588,468
Secured term loan	3	118,437	115,945	128,062	125,260
Collateralized loan obligation securitization debt (consolidated VIEs)	2	151,970	147,476	455,839	447,356

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

12.   RELATED PARTY TRANSACTIONS

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 8 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the three months ended March 31, 2025 and 2024, the Company did not incur any incentive fees.

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

Certain of the Company’s subsidiaries, along with the Company’s lenders under certain of the Company’s Secured Funding Agreements, as well as under the CLO transaction have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”). The Company’s Manager will specially service, as needed, certain of the Company’s investments. ACRES has agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries by ACRES or the Manager for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

The term of the Management Agreement ends on April 25, 2026, with automatic one-year renewal terms thereafter. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2025 and 2024, and amounts payable to the Company’s Manager as of March 31, 2025 and December 31, 2024 ($ in thousands):

	Incurred		Payable
	For the Three Months Ended March 31,		As of
	2025	2024	March 31, 2025	December 31, 2024
Affiliate Payments
Management fees	$2,567	$2,768	$2,567	$2,571
Incentive fees	—	—	—	—
General and administrative expenses	1,003	1,132	1,627	1,178
Direct costs (1)	28	44	—	41
Total	$3,598	$3,944	$4,194	$3,790
_______________________________

(1)    For the three months ended March 31, 2025 and 2024, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company expects to act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company will be responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the total outstanding principal balance for co-investments held by the Company was $277.1 million and $266.8 million, respectively.
Loan Purchases From Affiliate

One or more affiliates of the Company’s Manager may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase such commercial real estate loans from affiliates of the Company’s Manager. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company and provided that the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by affiliates of the Company’s Manager. In addition, from time to time, the Company may purchase loans, including participations in loans, from other Ares Management managed investment vehicles. Loans purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles for the three months ended March 31, 2025 and 2024.
13.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2025 and 2024 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 12, 2025	March 31, 2025	April 15, 2025	$0.15	$8,353
Total cash dividends declared for the three months ended March 31, 2025			$0.15	$8,353

February 22, 2024	March 28, 2024	April 16, 2024	$0.25	$13,802
Total cash dividends declared for the three months ended March 31, 2024			$0.25	$13,802

14.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its investments in the CLO Securitizations (as defined below), which are considered to be variable interests in VIEs.

CLO Securitizations

On January 11, 2019, ACRE Commercial Mortgage 2017-FL3 Ltd. (the “FL3 Issuer”) and ACRE Commercial Mortgage 2017-FL3 LLC (the “FL3 Co-Issuer”), both wholly-owned indirect subsidiaries of the Company, entered into an Amended and Restated Indenture with Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee, which governed the approximately $504.1 million principal balance of secured floating rate notes (the “FL3 Notes”) issued by the FL3 Issuer and $52.9 million of preferred equity in the FL3 Issuer (the “FL3 CLO Securitization”).

The contribution of the FL3 Mortgage Assets to the FL3 Issuer was governed by a Mortgage Asset Purchase Agreement between ACRC Lender LLC, a wholly owned subsidiary of the Company (the “Seller”) and the FL3 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the securitization, the FL3 Issuer and FL3 Co-Issuer offered and issued the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “FL3 Offered Notes”) to a third party. The Company retained (through one of its wholly-owned subsidiaries) approximately $58.5 million of the FL3 Notes and all of the $52.9 million of preferred equity in the FL3 Issuer, which totaled $111.4 million. The Company, as the holder of the subordinated FL3 Notes and all of the preferred equity in the FL3 Issuer, had the obligation to absorb losses of the CLO, since the Company had a first loss position in the capital structure of the CLO. On March 17, 2025, the Company terminated the FL3 Issuer, and in connection therewith, exchanged its remaining FL3 Notes and preferred equity in the FL3 Issuer for the remaining mortgage loans held by the FL3 Issuer. As of March 31, 2025, all of the FL3 Notes of the FL3 Issuer held by the third party have been repaid in full at par. As of December 31, 2024, the FL3 Notes were collateralized by interests in a pool of 12 mortgage assets having a total principal balance of $365.2 million that were closed by a wholly-owned subsidiary of the Company. During the three months ended March 31, 2025 and 2024, the Company paid down $303.9 million and $31.2 million of the FL3 Offered Notes, respectively.

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

As of March 31, 2025, the FL4 Notes were collateralized by interests in a pool of four mortgage assets having a total principal balance of $182.4 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company, $57.5 million of real estate owned related to an office property, which had collateralized a previous mortgage asset, and was acquired in September 2024 through a deed in lieu of foreclosure and $4.3 million of receivables related to repayments of outstanding principal on previous mortgage assets. As of December 31, 2024, the FL4 Notes were collateralized by interests in a pool of four mortgage assets having a total principal balance of $186.8 million that were closed by a wholly-owned subsidiary of the Company and $58.8 million of real estate owned related to an office property, which had collateralized a previous mortgage asset, and was acquired in September 2024 through a deed in lieu of foreclosure. During the period that ended in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer was able to use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that met certain acquisition criteria. The Companion Participation Acquisition Period expired in April 2024 and was not renewed.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the three months ended March 31, 2025 and 2024, the Company paid down $135 thousand and $97.1 million of the FL4 Offered Notes, respectively.

The FL3 CLO Securitization and the FL4 CLO Securitization are collectively referred to as the “CLO Securitizations.” As the directing holder of the CLO Securitizations, the Company has or had, as applicable, the ability to direct activities that could significantly impact the CLO Securitizations’ economic performance. ACRES is designated as special servicer of the CLO Securitizations and has or had, as applicable, the power to direct activities during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacts the CLO Securitizations’ economic performance. ACRES did not waive the special servicing fee, and the Company pays its overhead costs. If an unrelated third party had the right to unilaterally remove the special servicer, then the Company would not have the power to direct activities that most significantly impact the CLO Securitizations’ economic performance. In addition, there were no substantive kick-out rights of any unrelated third party to remove the special servicer without cause. The Company’s subsidiaries, as directing holders, have or had, as applicable, the ability to remove the special servicer without cause. Based on these factors, the Company is determined to be the primary beneficiary of each of the CLO Securitizations; thus, the CLO Securitizations are consolidated into the Company’s consolidated financial statements.

The CLO Securitizations are consolidated in accordance with FASB ASC Topic 810 and are structured as pass through entities that receive principal and interest on the underlying collateral and distributes those payments to the note holders, as applicable. The assets and other instruments held by the CLO Securitizations are restricted and can only be used to fulfill the obligations of the respective CLO Securitizations. Additionally, the obligations of the CLO Securitizations do not or did not, as applicable, have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations are limited to the carrying value of its investment in each of the entities. As of March 31, 2025, the Company’s maximum risk of loss was $95.2 million, which represents the carrying value of its investments in the CLO Securitizations.

Non-consolidated VIEs

The Company evaluated its senior mortgage loan investment that is collateralized by a residential condominium property located in New York, and it was determined to be an interest in a VIE. However, the Company was not deemed to be the primary beneficiary. The Company’s exposure to the obligations of the VIE is generally limited to its investment and the Company is not obligated to provide, nor has it provided, any financial support to the VIE. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying value of its investment. As of March 31, 2025, the Company’s maximum risk of loss was $105.7 million, which represents the carrying value of its investment in the VIE.

15.  SEGMENT INFORMATION

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

The following table summarizes the information about segment net income (loss) and significant segment expenses for the three months ended March 31, 2025 and 2024 ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net interest margin	$9,291	$15,214
Revenue from real estate owned	5,657	3,478
Total revenue	14,948	18,692

Expenses from real estate owned	(4,495)	(2,037)
(Provision for) reversal of current expected credit losses, net	5,340	22,269
Realized losses on loans	—	(45,726)
Other segment items (1)	(6,448)	(5,521)
Segment net income (loss)	9,345	(12,323)
Adjustments and reconciling items	—	—
Net income (loss) attributable to common stockholders	$9,345	$(12,323)
______________________________

(1)Other segment items included in Segment net income (loss) includes management and incentive fees to affiliate, professional fees, general and administrative expenses, general and administrative expenses reimbursed to affiliate, change in unrealized losses on loans held for sale and income tax expense (benefit), including excise tax.

16.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this quarterly report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2025, except as disclosed below.

The Company’s board of directors declared a regular cash dividend of $0.15 per common share for the second quarter of 2025. The second quarter 2025 dividend will be payable on July 15, 2025 to common stockholders of record as of June 30, 2025.

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

Developments During the First Quarter of 2025:

•We elected to terminate the FL3 collateralized loan obligation ("CLO") securitization on March 17, 2025 and in connection therewith, all of the outstanding notes of the FL3 CLO securitization held by a third party were repaid in full at par through a refinancing of certain remaining underlying loans held for investment under the Wells Fargo Facility and the Citibank Facility.

•We amended the Wells Fargo Facility to, among other things, extend the initial maturity date and funding period of the Wells Fargo Facility to February 10, 2028. The maturity date of the Wells Fargo Facility continues to be subject to two 12-month extensions, each of which may be exercised at our option, subject to the satisfaction of certain conditions and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to February 10, 2030.

•We exercised our 12-month extension option to extend the maturity date of the CNB Facility to March 10, 2026.

Trends Affecting Our Business

During the first quarter of 2025, the commercial real estate market continued to demonstrate overall improvement. Evidencing this trend, commercial real estate property transaction volumes increased year over year across most major property types with enhanced liquidity from capital markets sources supporting market activity during the first quarter.

Continued rising operating costs, such as property insurance and raw material costs for property development and improvements, placed pressure on cash flow performance across many real estate property types in the first quarter of 2025. Office properties, in particular, continue to experience challenges driven by remote work and elevated costs to operate, improve or repurpose office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates. Offsetting some of these challenges, there has been a significant decline in new commercial real estate development that began in 2023 and has continued benefitting existing in-demand property types. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities.

In April 2025, proposed U.S. trade and economic policies resulted in increased capital markets volatility and uncertainty, which may lead to lower expectations for future economic activity. Should these economic factors persist, the commercial real estate market we service may be adversely impacted.

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

Stock Repurchase Program

On July 31, 2024, our board of directors renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. During the three months ended March 31, 2025, we did not repurchase any shares through the Repurchase Program.

Loans Held for Investment Portfolio

As of March 31, 2025, our portfolio included 27 loans held for investment, excluding 188 loans that were repaid, sold, converted to real estate owned or written off since inception. As of March 31, 2025, the aggregate originated commitment under these loans at closing was approximately $1.5 billion and outstanding principal was $1.4 billion. During the three months ended March 31, 2025, we funded approximately $7.2 million of outstanding principal and received repayments of $306.8 million of outstanding principal. As of March 31, 2025, 68.3% of our loans have SOFR floors, with a weighted average floor of 0.96%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of March 31, 2025, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of March 31, 2025 ($ in thousands):

	As of March 31, 2025
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,336,798	$1,381,528	6.2%	(2)	8.3%	(3)	1.0
Subordinated debt and preferred equity investments	18,466	22,881	—%	(2)	—%	(3)	2.0
Total loans held for investment portfolio	$1,355,264	$1,404,409	6.1%	(2)	8.3%	(3)	1.0
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of March 31, 2025 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of March 31, 2025 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2025).
(4)Remaining Life is based on contractual maturity date and does not include contractual extension options not yet exercised.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. For a description of our critical accounting estimates, please see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.
RECENT DEVELOPMENTS

Our board of directors declared a regular cash dividend of $0.15 per common share for the second quarter of 2025. The second quarter 2025 dividend will be payable on July 15, 2025 to common stockholders of record as of June 30, 2025.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2025 and 2024 ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Total revenue	$14,948	$18,692
Total expenses	10,662	8,551
(Provision for) reversal of current expected credit losses, net	5,340	22,269
Realized losses on loans	—	(45,726)
Change in unrealized losses on loans held for sale	—	995
Income (loss) before income taxes	9,626	(12,321)
Income tax expense (benefit), including excise tax	281	2
Net income (loss) attributable to common stockholders	$9,345	$(12,323)

The following tables set forth select details of our consolidated results of operations for the three months ended March 31, 2025 and 2024 ($ in thousands):

Net Interest Margin

	For the Three Months Ended March 31,
	2025	2024
Interest income	$27,480	$44,033
Interest expense	(18,189)	(28,819)
Net interest margin	$9,291	$15,214

For the three months ended March 31, 2025 and 2024, net interest margin was approximately $9.3 million and $15.2 million, respectively. For the three months ended March 31, 2025 and 2024, interest income of $27.5 million and $44.0 million, respectively, was generated by weighted average earning assets of $1.5 billion and $2.2 billion, respectively, offset by $18.2 million and $28.8 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable, the Secured Term Loan and securitization debt, as applicable, were $1.1 billion for the three months ended March 31, 2025 and $1.6 billion for the three months ended March 31, 2024. The decrease in net interest margin for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 relates to a decrease in our weighted average earning assets and weighted average borrowings for the three months ended March 31, 2025 and a decrease in SOFR rates on our loans held for investment for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Revenue From Real Estate Owned

On September 19, 2024, we acquired legal title to an office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the three months ended March 31, 2025, revenue from real estate owned related to this property was $2.4 million.

On September 8, 2023, we acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the three months ended March 31, 2025 and 2024, revenue from real estate owned related to this property was $3.3 million and $3.5 million, respectively.

Operating Expenses

	For the Three Months Ended March 31,
	2025	2024
Management and incentive fees to affiliate	$2,567	$2,768
Professional fees	877	533
General and administrative expenses	1,720	2,081
General and administrative expenses reimbursed to affiliate	1,003	1,132
Expenses from real estate owned	4,495	2,037
Total expenses	$10,662	$8,551

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the changes in operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Related Party Expenses

For the three months ended March 31, 2025, related party expenses included $2.6 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended March 31, 2025. For the three months ended March 31, 2025, related party expenses also included $1.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended March 31, 2024, related party expenses included $2.8 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended March 31, 2024. For the three months ended March 31, 2024, related party expenses also included $1.1 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in management fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily relates to a decrease in our weighted average stockholders’ equity for the three months ended March 31, 2025 as a result of realized losses on loans and the sale of real estate owned. The decrease in allocable general and administrative expenses due to our Manager for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 relates to changes in the mix of employees of our Manager that allocated time to us year over year.

Other Expenses

For the three months ended March 31, 2025 and 2024, professional fees were $0.9 million and $0.5 million, respectively. The increase in professional fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily relates to an increase in our use of third-party professionals due to changes in transaction activity year over year. For the three months ended March 31, 2025 and 2024, general and administrative expenses were $1.7 million and $2.1 million, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily relates to a decrease in stock-based compensation expense due to a reduction in the weighted average grant date fair value for restricted stock and restricted stock unit awards granted after March 31, 2024.

Expenses From Real Estate Owned

For the three months ended March 31, 2025 and 2024, expenses from real estate owned were comprised of the following ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Mixed-use property operating expenses	$1,227	$1,022
Office property operating expenses	1,095	—
Depreciation and amortization expense	2,173	1,015
Expenses from real estate owned	$4,495	$2,037

For the three months ended March 31, 2025 and 2024, mixed-use property operating expenses were $1.2 million and $1.0 million, respectively. Mixed-use property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our mixed-use property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees. The increase in mixed-use property operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to an increase in insurance costs and non-recurring repairs and maintenance.

For the three months ended March 31, 2025, office property operating expenses were $1.1 million, which consists of operating expenses for our office property, which was acquired on September 19, 2024. For the three months ended March 31, 2024, there were no office property operating expenses incurred as we did not acquire legal title to the office property until September 19, 2024. Office property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our office property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.
For the three months ended March 31, 2025 and 2024, depreciation and amortization expense were $2.2 million and $1.0 million, respectively, and relates primarily to our mixed-use property that was acquired on September 8, 2023 and our office property acquired on September 19, 2024. The increase in depreciation and amortization expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to the three months ended March 31, 2024 only including depreciation and amortization expense related to the mixed-use property as we did not acquire legal title to the office property until September 19, 2024.

(Provision for) Reversal of Current Expected Credit Losses, Net

For the three months ended March 31, 2025 and 2024, the (provision for) reversal of current expected credit losses, net was $5.3 million and $22.3 million, respectively. For the three months ended March 31, 2025, the net reversal of current expected credit losses is primarily due to a relative improvement in the near-term macroeconomic forecasts, shorter average remaining loan term and loan repayments during the three months ended March 31, 2025. For the three months ended March 31, 2024, the net reversal of current expected credit losses was primarily due to realized losses on two risk rated “5” loans, resulting in a reversal of the associated CECL Reserves, shorter average remaining loan term and loan repayments during the three months ended March 31, 2024. These factors were partially offset by an increase in the CECL Reserves for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including high inflation and interest rates, volatility and reduced liquidity in the office sector and other loan-specific factors during the three months ended March 31, 2024.

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

Realized Losses on Loans

In December 2023, we entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $37.9 million, which was collateralized by a mixed-use property located in California. As of December 31, 2023, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and was carried at the lower of carrying value or fair value in our consolidated balance sheets. We recognized an unrealized loss of $1.0 million in our consolidated statements of operations upon reclassifying the loan to held for sale as the carrying value of the senior mortgage loan exceeded fair value as determined by the agreed upon sale price of the loan and loan reserves. In January 2024, we closed the sale of the senior mortgage loan. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the March 2023 maturity date. This $1.0 million unrealized loss was realized during the three months ended March 31, 2024.

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

Subject to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act, we expect that our primary sources of liquidity will be financing, to the extent available to us, through credit, secured funding and other lending facilities, other sources of private financing, including warehouse and repurchase facilities, and public or private offerings of our equity or debt securities. Macroeconomic conditions may impair our ability to access the financing and capital markets. Furthermore, we have sold, and may continue to sell certain of our mortgage loans, or interests therein, in order to manage liquidity needs. Subject to maintaining our qualification as a REIT, we may also change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or making dividends that are payable in cash and shares of our common stock for some period of time. We may also continue or discontinue share repurchases under the Repurchase Program. In addition, our FL4 CLO Securitization contains certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the FL4 CLO Securitization if these tests were met.

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

As of May 2, 2025, we had approximately $147 million in liquidity including $113 million of cash and $34 million of availability under our Secured Funding Agreements.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2025 and 2024 ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net income (loss)	$9,345	$(12,323)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(1,335)	23,701
Net cash provided by (used in) operating activities	8,010	11,378
Net cash provided by (used in) investing activities	298,739	134,016
Net cash provided by (used in) financing activities	(243,960)	(156,335)
Change in cash, cash equivalents and restricted cash	$62,789	$(10,941)

During the three months ended March 31, 2025 and 2024, cash, cash equivalents and restricted cash increased (decreased) by $62.8 million and $(10.9) million, respectively.

Operating Activities

For the three months ended March 31, 2025 and 2024, net cash provided by operating activities totaled $8.0 million and $11.4 million, respectively. For the three months ended March 31, 2025, adjustments to net income (loss) related to operating activities primarily included the net reversal of current expected credit losses of $5.3 million, accretion of discounts, deferred loan origination fees and costs of $1.3 million, amortization of deferred financing costs of $1.2 million and change in other assets of $1.6 million. For the three months ended March 31, 2024, adjustments to net income (loss) related to operating activities primarily included the net reversal of current expected credit losses of $22.3 million, accretion of discounts, deferred loan origination fees and costs of $1.3 million, amortization of deferred financing costs of $1.1 million, change in other assets of $0.5 million and realized losses on loans of $45.7 million.

Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities totaled $298.7 million and was primarily related to cash received from principal collections and cost-recovery proceeds on loans held for investment exceeding the cash used for the origination and funding of loans held for investment for the three months ended March 31, 2025. For the three months ended March 31, 2024, net cash provided by investing activities totaled $134.0 million and was primarily related to cash received from principal collections and cost-recovery proceeds on loans held for investment and from the sale of loans held for sale exceeding the cash used for the origination and funding of loans held for investment.

Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities totaled $244.0 million and was primarily related to repayments of our Secured Funding Agreements of $28.9 million, repayments of debt of consolidated VIEs of $304.0 million, repayments of our Secured Term Loan of $10.0 million and dividends paid of $13.9 million, partially offset by proceeds from our Secured Funding Agreements of $114.8 million. For the three months ended March 31, 2024, net cash used in financing activities totaled $156.3 million and was primarily related to repayments of our Secured Funding Agreements of $22.3 million, repayments of debt of consolidated VIEs of $128.2 million and dividends paid of $18.2 million, partially offset by proceeds from our Secured Funding Agreements of $12.8 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Financing Agreements are described in the following table ($ in thousands):

	As of
	March 31, 2025					December 31, 2024
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$230,385	SOFR+1.50 to 3.75%	February 10, 2028	(1)	$450,000	$210,216	SOFR+1.50 to 3.75%	December 15, 2025	(1)
Citibank Facility	325,000	294,495	SOFR+1.50 to 3.00%	January 13, 2027	(2)	325,000	228,727	SOFR+1.50 to 2.60%	January 13, 2027	(2)
CNB Facility	75,000	—	SOFR+3.25%	March 10, 2026	(3)	75,000	—	SOFR+3.25%	March 10, 2025	(3)
Morgan Stanley Facility	250,000	149,525	SOFR+1.60 to 3.50%	July 16, 2025	(4)	250,000	149,525	SOFR+1.60 to 3.50%	July 16, 2025	(4)
Subtotal	$1,100,000	$674,405				$1,100,000	$588,468

Secured Term Loan	$120,000	$120,000	4.50%	November 12, 2026	(5)	$130,000	$130,000	4.50%	November 12, 2026	(5)
Total	$1,220,000	$794,405				$1,230,000	$718,468
_____________________________

(1)In February 2025, we amended the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) to, among other things, extend the initial maturity date and funding period of the Wells Fargo Facility to February 10, 2028, subject to two 12-month extensions, each of which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid. The maximum commitment may be increased to up to $500.0 million at our option, subject to the satisfaction of certain conditions, including payment of an upsize fee.
(2)The maturity date of the master repurchase facility with Citibank, N.A. (the “Citibank Facility”) is subject to two 12-month extensions, each of which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid. The Citibank Facility has an accordion provision such that the maximum commitment may be increased to up to $425.0 million by up to two increments of $50.0 million with the consent of Citibank, subject to the satisfaction of certain conditions, including payment of an upsize fee.
(3)In February 2025, we exercised our 12-month extension option to extend the maturity date of the secured revolving funding facility with City National Bank (the "CNB Facility") to March 10, 2026. The interest rate on advances under the CNB Facility are a per annum rate equal to the sum of, at our option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of March 31, 2025, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(4)The master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”) is subject to one 12-month extension, which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid.

(5)The maturity date of the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”) is November 12, 2026. Advances under the Secured Term Loan are set to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months. The Secured Term Loan has a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $120.0 million as of February 1, 2025, (ii) $110.0 million as of May 1, 2025, (iii) $100.0 million as of August 1, 2025 and (iv) $90.0 million as of November 1, 2025. In January 2025, we elected to repay $10.0 million of outstanding principal on the Secured Term Loan at par.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of March 31, 2025, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of March 31, 2025, both the carrying amount and outstanding principal of our FL4 CLO Securitization was $152.0 million. See Note 14 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our FL4 CLO Securitization.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal, monetary and trade policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations, including our borrowings under the Financing

Agreements. We primarily originate or acquire floating rate mortgage assets and finance those assets with index-matched floating rate liabilities. As a result, we significantly reduce our exposure to changes in portfolio value and cash flow variability related to changes in interest rates. However, we regularly measure our exposure to interest rate risk and assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not we should enter into hedging transactions and derivative financial instruments, such as forward sale commitments and interest rate floors in order to mitigate our exposure to changes in interest rates.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into or may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk. As of March 31, 2025, we did not have hedging or derivative financial instruments in place.

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

Interest Rate Effect on Net Income

Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day SOFR as of March 31, 2025 and (2) no change in the outstanding principal balance of our loans held for investment portfolio, available-for-sale debt securities and borrowings as of March 31, 2025 ($ in millions):

Change in 30-Day SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$2.2
Up 50 basis points	$1.1
Down 50 basis points	$(1.1)
Down 100 basis points	$(2.2)
SOFR at 0 basis points	$(2.8)
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

Prepayment and Securitizations Repayment Risk

Our net income (loss) and earnings may be affected by prepayment rates on our existing CRE loans. When we originate our CRE loans, we anticipate that we will generate an expected yield. When borrowers prepay their CRE loans faster than we expect, we may be unable to replace these CRE loans with new CRE loans that will generate yields which are as high as the prepaid CRE loans. If prepayment rates decrease in a high interest rate environment, borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. This could have a negative impact on our results of operations. In some situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses. Additionally, principal repayment proceeds from mortgage loans in the FL4 CLO Securitization are applied sequentially, first used to pay down the senior notes in the FL4 CLO Securitization. We will not receive any proceeds from the repayment of loans in the FL4 CLO Securitization until all senior notes are repaid in full.

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

In addition, our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. For example, certain of our Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio and loan concentration. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. In addition, our FL4 CLO Securitization contains certain senior note overcollateralization ratio tests. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold will be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the FL4 CLO Securitization if these tests were met. Additionally, in such a case, interest income may continue to accrue for the holders of subordinate securities within the FL4 CLO Securitization notwithstanding the cash being used to repay principal on the more senior securities. This would cause us to recognize income but not have a corresponding amount of cash available for operations or for distribution to our stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we, our executive officers, directors and our Manager, and its affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our loans, and we and our Manager are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Manager or legal or regulatory proceedings or investigations against us or our Manager, respectively. We incur significant costs and expenses in connection with any such proceedings, information requests and investigations.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report, which could materially affect our business, financial condition and/or operating results. The risks described in our 2024 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
January 1, 2025 - January 31, 2025	—	$—	—	$50,000
February 1, 2025 - February 28, 2025	—	—	—	50,000
March 1, 2025 - March 31, 2025	—	—	—	50,000
Total	—		—
_____________________________
(1)On July 31, 2024, our board of directors renewed the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2025, or until the approved dollar amount has been used to repurchase shares. As of March 31, 2025, $50.0 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Exhibit Description
3.1		Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016).
3.2		Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No.001-35517), filed on February 15, 2023).
10.1	*	Amendment No. 4 to Third Amended and Restated Master Repurchase and Securities Contract, dated as of February 10, 2025, by and among ACRC Lender W LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as Buyer
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	May 7, 2025	By:	/s/ Bryan P. Donohoe
Bryan P. Donohoe
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Jeffrey M. Gonzales
Jeffrey M. Gonzales
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)