Form 10-Q
period 2025-09-30
Ares Commercial Real Estate Corp
filed 2025-11-07
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2025
Common stock, $0.01 par value	55,026,453

Page
Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	5
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	6
Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	7
Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 (unaudited) and the Year Ended December 31, 2024	8
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (unaudited)	9
Notes to Consolidated Financial Statements (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	56
Part II. Other Information
Item 1. Legal Proceedings	57
Item 1A. Risk Factors	57
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3. Defaults Upon Senior Securities	57
Item 4. Mine Safety Disclosures	57
Item 5. Other Information	57
Item 6. Exhibits	58
Signatures	59

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

•management’s estimate of current expected credit losses (“CECL”) and current expected credit loss reserve (“CECL Reserve”);

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

•actions and initiatives of the United States government, including the effects of a prolonged government shutdown, or governments outside of the United States, and changes to United States government policies; and

•market trends in our industry, real estate values or the debt securities markets.

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

PART I - FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$84,869	$63,799
Restricted cash ($2,961 and $2,495 related to consolidated VIEs, respectively)	39,007	2,495
Loans held for investment ($154,688 and $551,955 related to consolidated VIEs, respectively)	1,231,232	1,656,688
Current expected credit loss reserve	(115,345)	(136,224)
Loans held for investment, net of current expected credit loss reserve	1,115,887	1,520,464
Investment in available-for-sale debt securities, at fair value	—	8,684
Real estate owned held for investment, net ($55,591 and $58,844 related to consolidated VIEs, respectively)	133,852	139,032
Other assets ($214 and $1,991 of interest receivable related to consolidated VIEs, respectively)	18,252	16,732
Total assets	$1,391,867	$1,751,206
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$593,046	$588,468
Secured term loan	99,088	128,062
Collateralized loan obligation securitization debt (consolidated VIEs)	117,759	455,839
Due to affiliate	3,962	3,790
Dividends payable	8,365	13,924
Other liabilities ($294 and $1,309 of interest payable related to consolidated VIEs, respectively)	48,664	20,991
Total liabilities	870,884	1,211,074
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2025 and December 31, 2024 and 55,022,286 and 54,542,178 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	532	532
Additional paid-in capital	819,934	816,923
Accumulated other comprehensive income (loss)	—	37
Accumulated earnings (deficit)	(299,483)	(277,360)
Total stockholders' equity	520,983	540,132
Total liabilities and stockholders' equity	$1,391,867	$1,751,206

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Interest income	$23,261	$39,345	$73,858	$124,225
Interest expense	(14,790)	(27,401)	(49,081)	(83,703)
Net interest margin	8,471	11,944	24,777	40,522
Revenue from real estate owned	5,634	4,709	16,841	11,619
Total revenue	14,105	16,653	41,618	52,141
Expenses:
Management and incentive fees to affiliate	2,420	2,654	7,417	8,114
Professional fees	526	681	2,077	1,971
General and administrative expenses	1,733	1,939	5,448	5,978
General and administrative expenses reimbursed to affiliate	781	871	2,808	3,280
Expenses from real estate owned	4,540	3,164	13,662	7,426
Total expenses	10,000	9,309	31,412	26,769
(Provision for) reversal of current expected credit losses, net	2,190	(7,461)	27,680	17,182
Realized losses on loans	(1,643)	(5,766)	(34,643)	(67,879)
Change in unrealized losses on loans held for sale	—	—	—	995
Income (loss) before income taxes	4,652	(5,883)	3,243	(24,330)
Income tax expense (benefit), including excise tax	(1)	(3)	280	(1)
Net income (loss) attributable to common stockholders	$4,653	$(5,880)	$2,963	$(24,329)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.08	$(0.11)	$0.05	$(0.45)
Diluted earnings (loss) per common share	$0.08	$(0.11)	$0.05	$(0.45)
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	54,904,862	54,464,147	54,863,820	54,429,014
Diluted weighted average shares of common stock outstanding	55,775,825	54,464,147	55,746,940	54,429,014
Dividends declared per share of common stock	$0.15	$0.25	$0.45	$0.75

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$4,653	$(5,880)	$2,963	$(24,329)
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale debt securities	(28)	(3)	(37)	37
Comprehensive income (loss)	$4,625	$(5,883)	$2,926	$(24,292)

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	54,149,225	$532	$812,184	$153	$(187,020)	$625,849
Stock‑based compensation	273,388	—	1,284	—	—	1,284
Other comprehensive income (loss)	—	—	—	81	—	81
Net income (loss)	—	—	—	—	(12,323)	(12,323)
Dividends declared	—	—	—	—	(13,802)	(13,802)
Balance at March 31, 2024	54,422,613	$532	$813,468	$234	$(213,145)	$601,089
Stock‑based compensation	96,114	—	1,152	—	—	1,152
Other comprehensive income (loss)	—	—	—	(41)	—	(41)
Net income (loss)	—	—	—	—	(6,125)	(6,125)
Dividends declared	—	—	—	—	(13,812)	(13,812)
Balance at June 30, 2024	54,518,727	$532	$814,620	$193	$(233,082)	$582,263
Stock‑based compensation	13,666	—	1,182	—	—	1,182
Other comprehensive income (loss)	—	—	—	(3)	—	(3)
Net income (loss)	—	—	—	—	(5,880)	(5,880)
Dividends declared	—	—	—	—	(13,809)	(13,809)
Balance at September 30, 2024	54,532,393	$532	$815,802	$190	$(252,771)	$563,753
Stock‑based compensation	9,785	—	1,121	—	—	1,121
Other comprehensive income (loss)	—	—	—	(153)	—	(153)
Net income (loss)	—	—	—	—	(10,665)	(10,665)
Dividends declared	—	—	—	—	(13,924)	(13,924)
Balance at December 31, 2024	54,542,178	$532	$816,923	$37	$(277,360)	$540,132
Stock‑based compensation	314,799	—	1,050	—	—	1,050
Other comprehensive income (loss)	—	—	—	(30)	—	(30)
Net income (loss)	—	—	—	—	9,345	9,345
Dividends declared	—	—	—	—	(8,353)	(8,353)
Balance at March 31, 2025	54,856,977	$532	$817,973	$7	$(276,368)	$542,144
Stock‑based compensation	148,376	—	937	—	—	937
Other comprehensive income (loss)	—	—	—	21	—	21
Net income (loss)	—	—	—	—	(11,035)	(11,035)
Dividends declared	—	—	—	—	(8,368)	(8,368)
Balance at June 30, 2025	55,005,353	$532	$818,910	$28	$(295,771)	$523,699
Stock‑based compensation	16,933		1,024			1,024
Other comprehensive income (loss)				(28)		(28)
Net income (loss)					4,653	4,653
Dividends declared					(8,365)	(8,365)
Balance at September 30, 2025	55,022,286	$532	$819,934	$—	$(299,483)	$520,983

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$2,963	$(24,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	3,571	3,950
Accretion of discounts, deferred loan origination fees and costs	(3,181)	(3,688)
Stock-based compensation	3,012	3,617
Depreciation and amortization of real estate owned	6,510	2,521
Provision for (reversal of) current expected credit losses, net	(27,680)	(17,182)
Realized losses on loans	34,643	67,879
Change in unrealized losses on loans held for sale	—	(995)
Changes in operating assets and liabilities:
Other assets	(1,447)	(1,645)
Due to affiliate	172	(29)
Other liabilities	(1,836)	(1,622)
Net cash provided by (used in) operating activities	16,727	28,477
Investing activities:
Issuance of and fundings on loans held for investment	(113,780)	(34,362)
Principal collections and cost-recovery proceeds on loans held for investment	506,224	244,909
Proceeds from sale of loans held for sale	—	38,981
Receipt of origination and other loan fees	2,367	993
Principal repayment of available-for-sale debt securities	8,667	1,111
Restricted cash assumed from acquisition of real estate owned	—	3,614
Purchases of capitalized additions to real estate owned	(1,330)	—
Receipt (disbursement) of escrows and reserves for loans held for investment, net	36,046	—
Net cash provided by (used in) investing activities	438,194	255,246
Financing activities:
Proceeds from secured funding agreements	200,148	114,464
Repayments of secured funding agreements	(195,571)	(113,671)
Repayments of notes payable	—	(105,000)
Repayments of secured term loan	(30,000)	(20,000)
Payment of secured funding costs	(3,008)	(3,087)
Repayments of debt of consolidated VIEs	(338,263)	(148,710)
Dividends paid	(30,645)	(45,831)
Net cash provided by (used in) financing activities	(397,339)	(321,835)
Change in cash, cash equivalents and restricted cash	57,582	(38,112)
Cash, cash equivalents and restricted cash, beginning of period	66,294	110,459
Cash, cash equivalents and restricted cash, end of period	$123,876	$72,347
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$84,869	$68,881
Restricted cash	39,007	3,466
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$123,876	$72,347
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$8,365	$13,809
Assumption of real estate owned	$—	$74,659
Assumption of other assets related to real estate owned	$—	$397
Assumption of other liabilities related to real estate owned	$—	$4,280
Transfer of senior mortgage loans to real estate owned	$—	$96,543
See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2025
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

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of September 30, 2025 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all of its economic interests, including debt and equity investments, servicing fees, and other arrangements deemed to be variable interests in the VIE. This assessment requires that the Company apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.

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

Restricted Cash

Restricted cash includes: (1) funds on deposit with financial institutions related to real estate owned properties that are held in the Company’s consolidated VIEs and (2) escrow deposits or reserves for taxes, insurance, leasing outlays, capital expenditures, tenant security deposits and payments required under certain loan agreements. These escrow deposits or reserves are held on behalf of the respective borrowers related to the Company’s loans held for investment and are offset by escrow liabilities included in other liabilities in the Company's consolidated balance sheets.

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

Loan balances that are deemed to be uncollectible are written-off as a realized loss and are deducted from the CECL Reserve (as defined below). The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment.

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

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, Notes Payable, securitization debt and the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) in net interest margin. For the three and nine months ended September 30, 2025 and 2024, interest expense is comprised of the following ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Secured funding agreements	$10,845	$12,670	$32,981	$38,290
Notes payable	—	1,830	—	5,826
Securitization debt	2,368	10,902	11,097	33,986
Secured term loan	1,577	1,999	5,003	5,601
Interest expense	$14,790	$27,401	$49,081	$83,703

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and OCI that are excluded from net income (loss).

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2025, the Company’s portfolio included 27 loans held for investment, excluding 193 loans that were repaid, sold, converted to real estate owned or written-off since inception. The aggregate originated commitment under these loans at closing was approximately $1.4 billion and outstanding principal was $1.3 billion as of September 30, 2025. During the nine months ended September 30, 2025, the Company funded approximately $114.8 million of outstanding principal, received repayments of $498.4 million of outstanding principal and wrote-off one loan with $4.6 million of outstanding principal. As of September 30, 2025, 80.5% of the Company’s loans have Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 1.04%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2025 and December 31, 2024 ($ in thousands):

	As of September 30, 2025
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,220,352	$1,279,013	6.1%	(2)	8.1%	(3)	0.9
Subordinated debt and preferred equity investments	10,880	12,568	—%	(2)	—%	(3)	1.3
Total loans held for investment portfolio	$1,231,232	$1,291,581	6.1%	(2)	8.1%	(3)	0.9

	As of December 31, 2024
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,617,835	$1,655,141	6.8%	(2)	8.6%	(3)	0.9
Subordinated debt and preferred equity investments	38,853	43,365	7.5%	(2)	15.7%	(3)	1.5
Total loans held for investment portfolio	$1,656,688	$1,698,506	6.9%	(2)	8.7%	(3)	1.0
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2025 and December 31, 2024 as weighted by the total outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of September 30, 2025 and December 31, 2024 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2025 and December 31, 2024).
(4)Remaining Life is based on contractual maturity date and does not include contractual extension options not yet exercised.

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of September 30, 2025 is as follows ($ in millions):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Office	IL	$164.8	$141.4	(5)	—%	(5)	Nov 2025	(5)	I/O
Residential/Condo	NY	152.2	119.5	S+8.95%	—%	(6)	Dec 2025		I/O
Multifamily	NY	132.2	131.3	S+3.90%	9.1%		Jun 2026	(7)	I/O
Office	AZ	80.8	80.8	S+3.61%	8.1%		Oct 2025		I/O
Office	NC	70.6	70.5	S+3.65%	7.8%		Aug 2028		I/O
Multifamily	TX	68.5	68.5	S+2.95%	7.4%		Dec 2025		I/O
Office	NY	65.0	65.0	S+2.65%	6.8%		Jul 2028	(8)	I/O
Hotel	CA	60.8	60.7	S+4.20%	8.6%		Mar 2026	(9)	I/O
Multifamily	OH	57.3	57.1	S+3.05%	7.5%		Oct 2026		I/O
Hotel	NY	55.7	55.6	S+4.40%	8.8%		Mar 2026		I/O
Office	IL	54.3	54.2	S+4.25%	8.5%		Jan 2027	(10)	I/O
Multifamily	MA	48.9	48.4	S+3.10%	7.8%		Oct 2027		I/O
Industrial	MA	45.6	45.4	S+2.90%	7.2%		Jun 2028		I/O
Office	Diversified	39.5	39.2	S+3.75%	8.9%		Jul 2026		P/I	(11)
Multifamily	PA	28.2	28.2	S+2.50%	6.6%		Dec 2025		I/O
Industrial	NJ	27.8	27.8	S+8.85%	13.0%		Nov 2024	(12)	I/O
Multifamily	TX	23.1	23.1	S+2.60%	7.2%		Oct 2025		I/O
Office	CA	19.9	19.9	S+3.50%	7.9%		Nov 2025		P/I	(11)
Self Storage	PA	18.2	18.2	S+3.00%	7.4%		Dec 2025		I/O
Self Storage	FL	11.7	11.7	S+3.25%	7.5%		Dec 2027		I/O
Self Storage	IN	11.4	11.4	S+3.60%	7.8%		Jun 2026		I/O
Self Storage	AZ	10.3	10.2	S+3.25%	7.7%		Feb 2028		I/O
Self Storage	FL	9.1	9.1	S+3.75%	8.0%		Jun 2028		I/O
Self Storage	PA	8.4	8.4	S+3.50%	8.0%		May 2028		I/O
Self Storage	MA	7.7	7.7	S+3.00%	7.4%		Nov 2025		I/O
Industrial	CA	7.0	7.0	S+3.85%	8.0%		Jan 2027	(13)	I/O
Subordinated Debt and Preferred Equity Investments:
Industrial	CA	12.6	10.9	S+3.85%	—%	(13)	Jan 2027		I/O
Total/Weighted Average		$1,291.6	$1,231.2		6.1%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on SOFR as of September 30, 2025 or the SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2025 as weighted by the outstanding principal balance of each loan.
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

(5)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding contiguous positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The senior and mezzanine loans were both on non-accrual status as of September 30, 2025 and the Unleveraged Effective Yield is not applicable. In July 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the Illinois loan from July 2025 to November 2025. For the three and nine months ended September 30, 2025, the Company received $1.9 million and $5.7 million, respectively, of interest payments in cash on the senior loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(6)The New York loan is structured as both a senior and mezzanine loan with the Company holding contiguous positions. The senior and mezzanine positions each have a per annum interest rate of S + 8.95%. The senior and mezzanine loans were both on non-accrual status as of September 30, 2025 and the Unleveraged Effective Yield is not applicable.
(7)In April 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior New York loan from June 2025 to June 2026.
(8)The New York loan was previously structured as both a senior A-Note loan and a subordinated B-Note loan with the Company holding both positions. The subordinated B-Note loan was subordinate to new borrower equity related to additional capital contributions. In September 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, (1) transfer $6.0 million of the outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, (2) extend the maturity date of the senior A-Note loan from July 2027 to July 2028 and (3) extinguish the remaining $4.6 million of outstanding principal balance of the subordinated B-Note loan.
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
(11)In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $39.5 million as of September 30, 2025. In December 2023, amortization began on the senior California loan, which had an outstanding principal balance of $19.9 million as of September 30, 2025. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(12)As of September 30, 2025, the senior New Jersey loan, which is collateralized by an industrial property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the November 2024 maturity date and the borrower is current on all contractual interest payments.
(13)The California loan is structured as a senior A-Note, with an outstanding principal balance of $7.0 million as of September 30, 2025, a subordinated B-Note with no outstanding principal balance and an unfunded commitment of $500 thousand for certain lender approved leasing costs and a subordinated C-Note with an outstanding principal balance of $12.6 million as of September 30, 2025. The subordinated B-Note and C-Note are subordinate to new borrower equity related to additional capital contributions. As of September 30, 2025, the subordinated C-Note was on non-accrual status and therefore, the Unleveraged Effective Yield is not applicable. As of September 30, 2025, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated C-Note.

The Company has made, and may continue to make, modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, asset release prices, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and are determined on a case-by-case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and maintains regular communications with borrowers and sponsors regarding the potential impacts of current macroeconomic conditions on the Company’s loans.

For the nine months ended September 30, 2025, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2024	$1,656,688
Initial funding	87,955
Origination and other loan fees and discounts, net of costs	(2,583)
Additional funding	26,821
Amortizing payments	(8,620)
Loan payoffs (1)	(530,604)
Loan write-off (2)	(1,586)
Origination and other loan fees and discount accretion	3,161
Balance at September 30, 2025	$1,231,232

_________________________

(1)In June 2025, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $51.5 million, which was collateralized by an office (life sciences) property located in Massachusetts, in conjunction with a sale of the office (life sciences) property by the borrower. For the nine months ended September 30, 2025, the Company recognized a realized loss of $33.0 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan.
(2)The Company previously held a senior A-Note loan with an outstanding principal balance of $59.0 million and a subordinated B-Note loan with an outstanding principal balance of $10.6 million, which were both collateralized by an office property located in New York. The subordinated B-Note loan was subordinate to new borrower equity related to additional capital contributions. In September 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, (1) transfer $6.0 million of the outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, which increased the outstanding principal balance of the senior A-Note loan from $59.0 million to $65.0 million and (2) extinguish the remaining $4.6 million of outstanding principal balance of the subordinated B-Note loan. Prior to entering into the modification and extension agreement with the borrower, the subordinated B-Note loan was on non-accrual status and had a carrying value of $7.6 million. Upon the transfer of the $6.0 million of outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, the remaining outstanding principal balance of the subordinated B-Note loan was $4.6 million and the remaining carrying value was $1.6 million. In conjunction with the extinguishment of the remaining subordinated B-Note loan, the Company recognized a realized loss of $1.6 million, which was equal to the remaining carrying value of the subordinated B-Note loan.
Except as described in the table above listing the Company’s loans held for investment portfolio, as of September 30, 2025, all loans held for investment were paying in accordance with their contractual terms. As of September 30, 2025, the Company had three loans held for investment on non-accrual status with a carrying value of $271.8 million. As of December 31, 2024, the Company had five loans held for investment on non-accrual status with a carrying value of $318.4 million.

4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan-specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s floating rate loan portfolio and (iv) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic forecasts and inputs that reflected a blend of a stable and a weaker economic outlook in the near term; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses as of September 30, 2025 decreased compared to the estimate of expected credit losses as of June 30, 2025 primarily due to a realized loss on an office loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments, a relative improvement in the near-term macroeconomic forecasts and other loan-specific attributes during the three months ended September 30, 2025. These factors were partially offset by new loan closings and other loan-specific attributes during the three months ended September 30, 2025. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specifically identifiable reserve is warranted for a select asset.

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

For such loans that the Company determines that foreclosure of the collateral is probable, the Company estimates the CECL Reserve based on the difference between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans that the Company determines foreclosure is not probable, the Company may apply a practical expedient to estimate the CECL Reserve using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral, including methods such as the income approach, the market approach or the direct capitalization approach. These methods require the use of key unobservable inputs, which are inherently uncertain and subjective. Determining the appropriate valuation method and selecting the appropriate key unobservable inputs and assumptions requires significant judgment and consideration of factors specific to the underlying collateral being assessed. Additionally, the key unobservable inputs and assumptions that may be used could vary depending on the information available and market conditions as of the valuation date. As such, the fair value that may be used in calculating the CECL Reserve is subject to uncertainty and any actual losses, if incurred, could differ materially from the CECL Reserve.

As of September 30, 2025, the Company’s CECL Reserve for its loans held for investment portfolio is $117.3 million or 880 basis points of the Company’s total loans held for investment commitment balance of $1.3 billion and is bifurcated between the CECL Reserve (contra-asset) related to outstanding balances on loans held for investment of $115.3 million and a liability for unfunded commitments of $2.0 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

As of September 30, 2025, the senior mortgage loan on an office property located in Illinois with a principal balance of $164.8 million had a risk rating of “5.” As of September 30, 2025, this loan was assessed individually and the Company elected to assign a CECL Reserve of $58.6 million on the Illinois office loan. The CECL Reserve for this loan was based on the Company’s estimate of net proceeds available from the potential sale of the collateral property and this CECL Reserve is included in the Company’s total CECL Reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2025 was as follows ($ in thousands):

Balance at June 30, 2025 (1)	$117,695
Provision for (reversal of) current expected credit losses, net (2)	(2,350)
Balance at September 30, 2025 (1)	$115,345

Balance at December 31, 2024 (1)	$136,224
Provision for (reversal of) current expected credit losses, net (2)	(20,879)
Balance at September 30, 2025 (1)	$115,345
__________________________

(1)The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)Amount includes a $1.6 million reversal of the CECL Reserve attributable to the partial write-off of a subordinated loan on an office property located in New York, which was extinguished in conjunction with the modification and extension agreement that the Company entered into with the borrower. See Note 3 included in these consolidated financial statements for additional information on the loan write-off.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2025 was as follows ($ in thousands):

Balance at June 30, 2025 (1)	$1,796
Provision for (reversal of) current expected credit losses, net	160
Balance at September 30, 2025 (1)	$1,956

Balance at December 31, 2024 (1)	$8,757
Provision for (reversal of) current expected credit losses, net	(6,801)
Balance at September 30, 2025 (1)	$1,956
__________________________

(1)The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company’s consolidated balance sheets.

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

As of September 30, 2025, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2025	2024	2023	2022	2021	Prior	Total
Risk rating:
1	$—	$—	$—	$7,678	$—	$39,181	$46,859
2	—	—	102,548	55,592	27,805	—	185,945
3	87,779	—	11,432	264,371	227,095	26,933	617,610
4	—	—	—	119,517	80,849	39,072	239,438
5	—	—	—	—	—	141,380	141,380
Total	$87,779	$—	$113,980	$447,158	$335,749	$246,566	$1,231,232

Accrued Interest Receivable

The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of September 30, 2025 and December 31, 2024, interest receivable of $6.2 million and $8.1 million, respectively, is included within other assets in the Company’s consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

The following table summarizes the Company’s real estate owned held for investment as of September 30, 2025 and December 31, 2024 ($ in thousands):

	As of
	September 30, 2025	December 31, 2024
Land	$35,019	$35,019
Buildings and improvements	82,613	81,434
Lease intangibles	34,976	34,826
Above-market lease intangibles	4,634	4,634
Below-market lease intangibles	(11,105)	(11,105)
Total real estate owned held for investment	146,137	144,808
Less: Accumulated depreciation and amortization	(12,285)	(5,776)
Real estate owned held for investment, net	$133,852	$139,032

As of September 30, 2025 and December 31, 2024, no impairment charges have been recognized for real estate owned held for investment.

For the three and nine months ended September 30, 2025, the Company incurred net depreciation and amortization expense of $2.0 million and $6.5 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred net depreciation and amortization expense of $967 thousand and $2.5 million, respectively. With the exception of amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation and amortization expense is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization related to intangible assets and liabilities for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Intangible Lease Assets and Liabilities

For the nine months ended September 30, 2025, there were no property acquisitions. The weighted average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s real estate owned held for investment during the year ended December 31, 2024 was 5.0 years as of the acquisition date.

The following table summarizes the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of September 30, 2025 and December 31, 2024 ($ in thousands):

	As of September 30, 2025			As of December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Assets:
Lease intangibles	$34,976	$(8,702)	$26,274	$34,826	$(4,222)	$30,604
Above-market lease intangibles	4,634	(1,289)	3,345	4,634	(421)	4,213
Liabilities:
Below-market lease intangibles	(11,105)	2,140	(8,965)	(11,105)	1,356	(9,749)

The following table summarizes the amortization of intangible lease assets and liabilities related to real estate owned held for investment for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Consolidated Statement of Operations Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Assets:
Lease intangibles	Expenses from real estate owned	$1,365	$708	$4,480	$1,868
Above-market lease intangibles	Revenue from real estate owned	(253)	(60)	(867)	(115)
Liabilities:
Below-market lease intangibles	Revenue from real estate owned	262	258	785	772

The following table summarizes the estimated net amortization schedule for the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of September 30, 2025 ($ in thousands):

		Above-Market	Below-Market
	Lease Intangibles	Lease Intangibles	Lease Intangibles
Remainder of 2025	$1,339	$253	$(258)
2026	4,691	942	(618)
2027	3,795	699	(571)
2028	3,061	484	(542)
2029	2,649	378	(539)
Thereafter	10,739	589	(6,437)
Total	$26,274	$3,345	$(8,965)

Future Minimum Lease Payments
The following table summarizes the future minimum contractual lease payments to be collected by the Company under non-cancelable operating leases related to real estate owned held for investment, excluding tenant reimbursements of expenses and variable lease payments, as of September 30, 2025 ($ in thousands):

Remainder of 2025	$4,909
2026	19,589
2027	18,138
2028	16,599
2029	15,676
Thereafter	32,133
Total	$107,044

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”), Notes Payable (as defined below) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements, Notes Payable and the Secured Term Loan as the “Financing Agreements.” The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of September 30, 2025 and December 31, 2024, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of September 30, 2025			As of December 31, 2024
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$256,928	$450,000	(1)	$210,216	$450,000	(1)
Citibank Facility	294,495	325,000	(2)	228,727	325,000	(2)
CNB Facility	—	75,000	(3)	—	75,000	(3)
Morgan Stanley Facility	41,623	150,000	(4)	149,525	250,000
Subtotal	$593,046	$1,000,000		$588,468	$1,100,000

Secured Term Loan	$100,000	$100,000	(5)	$130,000	$130,000

Total	$693,046	$1,100,000		$718,468	$1,230,000
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
(3)Amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of September 30, 2025, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(4)The maximum commitment for the Morgan Stanley Facility (as defined below) may be increased to up to $250.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee.
(5)In each of January 2025, April 2025 and July 2025, the Company elected to repay $10.0 million of outstanding principal on the Secured Term Loan at par prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan. As of September 30, 2025, the Secured Term Loan has a total commitment of $100.0 million.

Some of the Company’s Financing Agreements are collateralized by (i) assignments of specific loans, preferred equity or a pool of loans held for investment or loans held for sale owned by the Company, (ii) interests in the subordinated portion of the Company’s securitization debt or (iii) interests in wholly-owned entity subsidiaries that hold the Company’s loans held for investment. The Company is the borrower or guarantor under each of the Financing Agreements. Generally, the Company partially offsets interest rate risk by matching the interest index of loans held for investment with the Secured Funding Agreements used to fund them. The Company’s Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions regarding events of default that are normal and customary for similar financing arrangements.

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

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is January 13, 2027, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2029. The Citibank Facility includes an accordion provision such that the maximum commitment may be increased to up to $425.0 million by up to two increments of $50.0 million with the consent of Citibank, subject to the satisfaction of certain conditions, including payment of an upsize fee. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the three and nine months ended September 30, 2025, the Company incurred a non-utilization fee of $7 thousand and $16 thousand, respectively. For both the three and nine months ended September 30, 2024, the Company did not incur a non-utilization fee. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility
The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of September 30, 2025, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. Availability may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement. In February 2025, the Company exercised its 12-month extension option to extend the maturity date of the CNB Facility to March 10, 2026. The interest rate on advances under the CNB Facility is a per annum rate equal to the sum of, at the Company's option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2025, the Company incurred a non-utilization fee of $72 thousand and $213 thousand, respectively. For the three and nine months ended September 30, 2024, the Company incurred a non-utilization fee of $72 thousand and $214 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

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

Secured Term Loan

The Company and certain of its subsidiaries are party to a $100.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The maturity date of the Secured Term Loan is November 12, 2026. The interest rate on advances under the Secured Term Loan are set to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months. There is a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $120.0 million as of February 1, 2025, (ii) $110.0 million as of May 1, 2025, (iii) $100.0 million as of August 1, 2025 and (iv) $90.0 million as of November 1, 2025. On each of January 27, 2025, April 24, 2025 and July 11, 2025, the Company elected to repay $10.0 million of outstanding principal on the Secured Term Loan at par. As of September 30, 2025, the total outstanding principal balance of the Secured Term Loan was $100.0 million.

The total original issue discount and the modification fee on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three and nine months ended September 30, 2025, the per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 6.1% and 5.9%, respectively. For the three and nine months ended September 30, 2024, the per annum effective interest rate of the Secured Term Loan was 5.7% and 5.1%, respectively.

7.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2 to our consolidated financial statements, the impact of the current macroeconomic conditions on the Company’s business is uncertain. As of September 30, 2025, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions; however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of September 30, 2025 and December 31, 2024, the Company had the following commitments to fund various senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2025	December 31, 2024
Total commitments	$1,332,216	$1,773,083
Less: funded commitments	(1,291,581)	(1,698,506)
Total unfunded commitments	$40,635	$74,577

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of September 30, 2025, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
8.   STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 31, 2024, the Company’s board of directors extended its stock repurchase program of up to $50.0 million (the “Repurchase Program”), which was expected to be in effect until July 31, 2025, or until the approved dollar amount had been used to repurchase shares. On July 30, 2025, the Company’s board of directors further extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2026, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. During the three and nine months ended September 30, 2025 and 2024, the Company did not repurchase any shares through the Repurchase Program.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the three and nine months ended September 30, 2025 and 2024. See “Equity Incentive Plan” below for shares issued under the Equity Incentive Plan described below.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of September 30, 2025:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2024	41,937	1,152,885	1,194,822
Granted	148,176	—	148,176
Vested	(78,981)	(331,932)	(410,913)
Forfeited	—	(79,512)	(79,512)
Balance at September 30, 2025	111,132	741,441	852,573

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Remainder of 2025	37,044	4,167	41,211
2026	74,088	354,469	428,557
2027	—	251,286	251,286
2028	—	131,519	131,519
2029	—	—	—
Total	111,132	741,441	852,573

9.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2025 and 2024 ($ in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$4,653	$(5,880)	$2,963	$(24,329)
Divided by:
Basic weighted average shares of common stock outstanding:	54,904,862	54,464,147	54,863,820	54,429,014
Weighted average non-vested restricted stock and RSUs (1)	870,963	—	883,120	—
Diluted weighted average shares of common stock outstanding:	55,775,825	54,464,147	55,746,940	54,429,014
Basic earnings (loss) per common share	$0.08	$(0.11)	$0.05	$(0.45)
Diluted earnings (loss) per common share	$0.08	$(0.11)	$0.05	$(0.45)
_______________________________

(1)For the three and nine months ended September 30, 2024, the weighted average non-vested restricted stock and RSUs of 775,927 and 797,430 shares, respectively, were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

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

The income tax provision for the Company and the TRSs consisted of the following for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Current	$—	$(5)	$282	$(5)
Deferred	(1)	2	(2)	4
Excise tax	—	—	—	—
Total income tax expense (benefit), including excise tax	$(1)	$(3)	$280	$(1)

For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid the following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of September 30, 2025, tax years 2021 through 2025 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

Recurring Fair Value Measurements

Available-for-Sale Debt Securities

The Company designates investments in CRE debt securities as available-for-sale on the acquisition date of such CRE debt securities. The Company is required to record investments in available-for-sale debt securities at fair value on a recurring basis in accordance with GAAP. During the year ended December 31, 2022, the Company acquired three CRE debt securities for an aggregate purchase price of $27.9 million, which consisted of floating rate, investment grade rated debt securities that had a weighted average coupon of SOFR plus 2.47%. The Company’s available-for-sale debt securities had a contractual maturity greater than 10 years from the purchase date.

During the three and nine months ended September 30, 2025, two CRE debt securities fully repaid at par. During the year ended December 31, 2024, one CRE debt security fully repaid at par. As of September 30, 2025, the Company did not have any CRE debt security investments outstanding. As of December 31, 2024, the Company had two CRE debt security investments outstanding that were designated as available-for-sale debt securities. The following table summarizes the Company’s investments in available-for-sale debt securities as of December 31, 2024 ($ in thousands):

	As of December 31, 2024
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$8,667	$8,647	$20	$37

The fair value of available-for-sale debt securities was estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity.

As of September 30, 2025, the Company did not have any financial assets measured at fair value on a recurring basis. The following table summarizes the financial assets measured at fair value on a recurring basis as of December 31, 2024 ($ in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale debt securities	$—	$8,684	$—	$8,684

As of September 30, 2025 and December 31, 2024, the Company did not have any financial liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.

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

The office property acquired on September 19, 2024 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the office property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the office property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the office property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the office property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 11.0% and discount rates ranging from 14.0% to 16.0%. No impairment charges have been recognized for the office property as of September 30, 2025.

The mixed-use property acquired on September 8, 2023 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the mixed-use property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the mixed-use property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the mixed-use property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the mixed-use property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 8.3% and discount rates ranging from 8.0% to 9.5%. No impairment charges have been recognized for the mixed-use property as of September 30, 2025.

As of September 30, 2025 and December 31, 2024, the Company did not have any financial or nonfinancial liabilities required to be recorded at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2025 and December 31, 2024, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2025		December 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,231,232	$1,112,773	$1,656,688	$1,510,670
Financial liabilities:
Secured funding agreements	2	$593,046	$593,046	$588,468	$588,468
Secured term loan	3	99,088	97,893	128,062	125,260
Collateralized loan obligation securitization debt (consolidated VIEs)	2	117,759	112,831	455,839	447,356

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 8 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any incentive fees.

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

The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2025 and 2024, and amounts payable to the Company’s Manager as of September 30, 2025 and December 31, 2024 ($ in thousands):

	Incurred				Payable
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of
	2025	2024	2025	2024	September 30, 2025	December 31, 2024
Affiliate Payments
Management fees	$2,420	$2,654	$7,417	$8,114	$2,420	$2,571
Incentive fees	—	—	—	—	—	—
General and administrative expenses	781	871	2,808	3,280	1,542	1,178
Direct costs (1)	4	60	60	175	—	41
Total	$3,205	$3,585	$10,285	$11,569	$3,962	$3,790
_______________________________

(1)    For the three and nine months ended September 30, 2025 and 2024, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company may co-invest with other investment vehicles managed by Ares Management or its affiliates, including the Manager, and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company may act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing such service. The Company is responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. Such investments may raise potential conflicts of interest between the Company and such other Ares managed investment vehicles due to differing investment goals and liquidity needs, and such other Ares managed investment vehicles may take actions that are adverse to the Company's interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such investment. As of September 30, 2025 and December 31, 2024, the total outstanding principal balance for co-investments held by the Company was $271.8 million and $266.8 million, respectively.

Loan Purchases From Affiliate

One or more affiliates of the Company’s Manager may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including the Company and other Ares Management managed investment vehicles. From time to time, the Company may purchase such commercial real estate loans from affiliates of the Company’s Manager. The Company’s Manager will approve the purchase of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company and provided that the Company has sufficient liquidity. The Company is not obligated to purchase any loans originated by affiliates of the Company’s Manager. In addition, from time to time, the Company may purchase loans, including participations in loans, from other Ares Management managed investment vehicles. Loans purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles are purchased at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased by the Company from affiliates of the Company’s Manager or other Ares Management managed investment vehicles for the three and nine months ended September 30, 2025 and 2024.
13.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2025 and 2024 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
August 5, 2025	September 30, 2025	October 15, 2025	$0.15	$8,365
May 7, 2025	June 30, 2025	July 15, 2025	0.15	8,368
February 12, 2025	March 31, 2025	April 15, 2025	0.15	8,353
Total cash dividends declared for the nine months ended September 30, 2025			$0.45	$25,086

August 6, 2024	September 30, 2024	October 15, 2024	$0.25	$13,809
May 9, 2024	June 28, 2024	July 16, 2024	0.25	13,812
February 22, 2024	March 28, 2024	April 16, 2024	0.25	13,802
Total cash dividends declared for the nine months ended September 30, 2024			$0.75	$41,423

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

In connection with the securitization, the FL3 Issuer and FL3 Co-Issuer offered and issued the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “FL3 Offered Notes”) to a third party. The Company retained (through one of its wholly-owned subsidiaries) approximately $58.5 million of the FL3 Notes and all of the $52.9 million of preferred equity in the FL3 Issuer, which totaled $111.4 million. The Company, as the holder of the subordinated FL3 Notes and all of the preferred equity in the FL3 Issuer, had the obligation to absorb losses of the CLO, since the Company had a first loss position in the capital structure of the CLO. On March 17, 2025, the Company terminated the FL3 Issuer, and in connection therewith, exchanged its remaining FL3 Notes and preferred equity in the FL3 Issuer for the remaining mortgage loans held by the FL3 Issuer. As of September 30, 2025, all of the FL3 Notes of the FL3 Issuer held by the third party have been repaid in full at par. As of December 31, 2024, the FL3 Notes were collateralized by interests in a pool of 12 mortgage assets having a total principal balance of $365.2 million that were closed by a wholly-owned subsidiary of the Company. As all of the FL3 Notes were repaid in full at par on March 17, 2025, the Company did not pay down any of the FL3 Offered Notes during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company paid down $303.9 million of the FL3 Offered Notes. During the three and nine months ended September 30, 2024, the Company paid down $190 thousand and $38.1 million of the FL3 Offered Notes, respectively.

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

As of September 30, 2025, the FL4 Notes were collateralized by interests in a pool of four mortgage assets having a total principal balance of $154.7 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and $55.6 million of real estate owned related to an office property, which had collateralized a previous mortgage asset, and was acquired in September 2024 through a deed in lieu of foreclosure. As of December 31, 2024, the FL4 Notes were collateralized by interests in a pool of four mortgage assets having a total principal balance of $186.8 million that were closed by a wholly-owned subsidiary of the Company and $58.8 million of real estate owned related to an office property, which had collateralized a previous mortgage asset, and was acquired in September 2024 through a deed in lieu of foreclosure. During the period that ended in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer was able to use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that met certain acquisition criteria. The Companion Participation Acquisition Period expired in April 2024 and was not renewed.

The sale of the FL4 Mortgage Assets to the FL4 Issuer is governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, has the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the three and nine months ended September 30, 2025, the Company paid down $19.8 million and $34.3 million of the FL4 Offered Notes, respectively. During the three and nine months ended September 30, 2024, the Company paid down $13.5 million and $110.7 million of the FL4 Offered Notes, respectively.

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

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company is deemed the primary beneficiary has no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations are generally limited to its investment in the entity. The Company is not obligated to provide, nor has it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations is limited to the carrying value of its investment in each of the entities. As of September 30, 2025, the Company’s maximum risk of loss was $92.5 million, which represents the carrying value of its investments in the CLO Securitizations.

Non-consolidated VIEs

The Company evaluated its senior mortgage loan investment that is collateralized by a residential condominium property located in New York, and it was determined to be an interest in a VIE. However, the Company was not deemed to be the primary beneficiary. The Company’s exposure to the obligations of the VIE is generally limited to its investment and the Company is not obligated to provide, nor has it provided, any financial support to the VIE. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying value of its investment. As of September 30, 2025, the Company’s maximum risk of loss was $119.5 million, which represents the carrying value of its investment in the VIE.

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

The following table summarizes the information about segment net income (loss) and significant segment expenses for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest margin	$8,471	$11,944	$24,777	$40,522
Revenue from real estate owned	5,634	4,709	16,841	11,619
Total revenue	14,105	16,653	41,618	52,141

Expenses from real estate owned	(4,540)	(3,164)	(13,662)	(7,426)
(Provision for) reversal of current expected credit losses, net	2,190	(7,461)	27,680	17,182
Realized losses on loans	(1,643)	(5,766)	(34,643)	(67,879)
Other segment items (1)	(5,459)	(6,142)	(18,030)	(18,347)
Segment net income (loss)	4,653	(5,880)	2,963	(24,329)
Adjustments and reconciling items	—	—	—	—
Net income (loss) attributable to common stockholders	$4,653	$(5,880)	$2,963	$(24,329)
______________________________

(1)Other segment items included in Segment net income (loss) include management and incentive fees to affiliate, professional fees, general and administrative expenses, general and administrative expenses reimbursed to affiliate, change in unrealized losses on loans held for sale and income tax expense (benefit), including excise tax.

16.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this quarterly report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended September 30, 2025, except as disclosed below.

On October 1, 2025, the Company closed a $50.0 million senior mortgage loan on a multifamily property located in North Carolina. At closing, the outstanding principal balance was $50.0 million. The loan has a per annum interest rate of SOFR plus 2.40%.
On October 20, 2025, the Company closed a $7.3 million senior mortgage loan on a self storage property located in Florida. At closing, the outstanding principal balance was $6.8 million. The loan has a per annum interest rate of SOFR plus 3.50%.
On October 22, 2025, the Company closed a $58.0 million senior mortgage loan on a hotel property located in South Carolina. At closing, the outstanding principal balance was $48.3 million. The loan has a per annum interest rate of SOFR plus 3.50%.
On October 28, 2025, the Company closed a $100.0 million senior mortgage loan on a portfolio of industrial properties located in Georgia. At closing, the outstanding principal balance was $96.4 million. The loan has a per annum interest rate of SOFR plus 2.25%.
On October 31, 2025, the Company closed a $55.3 million senior mortgage loan on an industrial property located in California. At closing, the outstanding principal balance was $50.4 million. The loan has a per annum interest rate of SOFR plus 3.00%.
The Company’s board of directors declared a regular cash dividend of $0.15 per common share for the fourth quarter of 2025. The fourth quarter 2025 dividend will be payable on January 15, 2026 to common stockholders of record as of December 31, 2025.

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

Developments During the Third Quarter of 2025:

•We closed a $12.3 million senior mortgage loan on a self storage property located in Florida.
•We closed an $11.2 million senior mortgage loan on a self storage property located in Arizona.
•We closed a $9.9 million senior mortgage loan on a self storage property located in Florida.
•We closed a $9.1 million senior mortgage loan on a self storage property located in Pennsylvania.
•We closed a $50.0 million senior mortgage loan on a multifamily property located in Massachusetts.
•We previously held a senior A-Note loan with an outstanding principal balance of $59.0 million and a subordinated B-Note loan with an outstanding principal balance of $10.6 million, which were both collateralized by an office property located in New York. The subordinated B-Note loan was subordinate to new borrower equity related to additional capital contributions. In September 2025, we entered into a modification and extension agreement with the borrower to, among other things, (1) transfer $6.0 million of the outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, which increased the outstanding principal balance of the senior A-Note loan from $59.0 million to $65.0 million and (2) extinguish the remaining $4.6 million of outstanding principal balance of the subordinated B-Note loan. Prior to entering into the modification and extension agreement with the borrower, the subordinated B-Note loan was on non-accrual status and had a carrying value of $7.6 million. Upon the transfer of the $6.0 million of outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, the remaining outstanding principal balance of the subordinated B-Note loan was $4.6 million and the remaining carrying value was $1.6 million. In conjunction with the extinguishment of the subordinated B-Note loan, we recognized a realized loss of $1.6 million, which was equal to the remaining carrying value of the subordinated B-Note loan.

Trends Affecting Our Business

During the third quarter of 2025, the U.S. economy continued to expand supported by consumer spending. Meanwhile, macroeconomic volatility slowed, providing space for recovery in the commercial real estate sector. Individual property transaction volumes continued year-over-year increases, while broad market indices demonstrated flat to increasing commercial real estate values on a year-over-year and quarter-over-quarter basis. Aiding valuations, new construction starts across various sectors like multifamily and retail remain near 10-year lows. Lending markets continued to support improving commercial real estate activity as conduit and CMBS new issue volumes increased quarter-over-quarter.

In September and October 2025, the Federal Reserve resumed its monetary easing cycle with an aggregate 50 basis point rate reduction. While the Federal Reserve has signaled a willingness to further reduce interest rates in 2025, there is no certainty that there will be a decrease in interest rates or of the magnitude or pace of potential decreases, especially if inflation accelerates.

Rising operating costs, such as property insurance and raw material costs for property development and improvements, placed pressure on cash flow performance across many real estate property types in the third quarter of 2025. Although certain markets are showing a recovery, office properties nationally continue to experience challenges driven by remote work and elevated costs to operate, improve or repurpose these office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates. Offsetting some of these challenges, there has been a significant decline in new commercial real estate development that began in 2023 and has continued benefitting existing in-demand property types. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities.

While lower market rates and increased capital markets liquidity support commercial real estate property transactions and values, uncertainty remains around proposed U.S. trade and economic policies and their potential impact to the U.S. economy. Should these economic factors become more acute, the commercial real estate market we service may be further adversely impacted.

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

Stock Repurchase Program

On July 31, 2024, our board of directors extended the Repurchase Program of up to $50.0 million, which was expected to be in effect until July 31, 2025, or until the approved dollar amount had been used to repurchase shares. On July 30, 2025, our board of directors further extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2026, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. During the three and nine months ended September 30, 2025, we did not repurchase any shares through the Repurchase Program.

Loans Held for Investment Portfolio

As of September 30, 2025, our portfolio included 27 loans held for investment, excluding 193 loans that were repaid, sold, converted to real estate owned or written-off since inception. As of September 30, 2025, the aggregate originated commitment under these loans at closing was approximately $1.4 billion and outstanding principal was $1.3 billion. During the nine months ended September 30, 2025, we funded approximately $114.8 million of outstanding principal, received repayments of $498.4 million of outstanding principal and wrote-off one loan with $4.6 million of outstanding principal. As of September 30, 2025, 80.5% of our loans have SOFR floors, with a weighted average floor of 1.04%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of September 30, 2025, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2025 ($ in thousands):

	As of September 30, 2025
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,220,352	$1,279,013	6.1%	(2)	8.1%	(3)	0.9
Subordinated debt and preferred equity investments	10,880	12,568	—%	(2)	—%	(3)	1.3
Total loans held for investment portfolio	$1,231,232	$1,291,581	6.1%	(2)	8.1%	(3)	0.9
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2025 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of September 30, 2025 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2025).
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
RECENT DEVELOPMENTS

On October 1, 2025, we closed a $50.0 million senior mortgage loan on a multifamily property located in North Carolina. At closing, the outstanding principal balance was $50.0 million. The loan has a per annum interest rate of SOFR plus 2.40%.
On October 20, 2025, we closed a $7.3 million senior mortgage loan on a self storage property located in Florida. At closing, the outstanding principal balance was $6.8 million. The loan has a per annum interest rate of SOFR plus 3.50%.
On October 22, 2025, we closed a $58.0 million senior mortgage loan on a hotel property located in South Carolina. At closing, the outstanding principal balance was $48.3 million. The loan has a per annum interest rate of SOFR plus 3.50%.
On October 28, 2025, we closed a $100.0 million senior mortgage loan on a portfolio of industrial properties located in Georgia. At closing, the outstanding principal balance was $96.4 million. The loan has a per annum interest rate of SOFR plus 2.25%.
On October 31, 2025, we closed a $55.3 million senior mortgage loan on an industrial property located in California. At closing, the outstanding principal balance was $50.4 million. The loan has a per annum interest rate of SOFR plus 3.00%.

Our board of directors declared a regular cash dividend of $0.15 per common share for the fourth quarter of 2025. The fourth quarter 2025 dividend will be payable on January 15, 2026 to common stockholders of record as of December 31, 2025.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$14,105	$16,653	$41,618	$52,141
Total expenses	(10,000)	(9,309)	(31,412)	(26,769)
(Provision for) reversal of current expected credit losses, net	2,190	(7,461)	27,680	17,182
Realized losses on loans	(1,643)	(5,766)	(34,643)	(67,879)
Change in unrealized losses on loans held for sale	—	—	—	995
Income (loss) before income taxes	4,652	(5,883)	3,243	(24,330)
Income tax expense (benefit), including excise tax	(1)	(3)	280	(1)
Net income (loss) attributable to common stockholders	$4,653	$(5,880)	$2,963	$(24,329)

The following tables set forth select details of our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

Net Interest Margin

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$23,261	$39,345	$73,858	$124,225
Interest expense	(14,790)	(27,401)	(49,081)	(83,703)
Net interest margin	$8,471	$11,944	$24,777	$40,522

For the three months ended September 30, 2025 and 2024, net interest margin was approximately $8.5 million and $11.9 million, respectively. For the three months ended September 30, 2025 and 2024, interest income of $23.3 million and $39.3 million, respectively, was generated by weighted average earning assets of $1.3 billion and $2.0 billion, respectively, offset by $14.8 million and $27.4 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable, the Secured Term Loan and securitization debt, as applicable, were $0.8 billion for the three months ended September 30, 2025 and $1.4 billion for the three months ended September 30, 2024. The decrease in net interest margin for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is due to a decrease in our weighted average earning assets and weighted average borrowings for the three months ended September 30, 2025 and a decrease in SOFR rates on our loans held for investment for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024, net interest margin was approximately $24.8 million and $40.5 million, respectively. For the nine months ended September 30, 2025 and 2024, interest income of $73.9 million and $124.2 million, respectively, was generated by weighted average earning assets of $1.4 billion and $2.1 billion, respectively, offset by $49.1 million and $83.7 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Notes Payable, the Secured Term Loan and securitization debt, as applicable, were $0.9 billion for the nine months ended September 30, 2025 and $1.5 billion for the nine months ended September 30, 2024. The decrease in net interest margin for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is due to a decrease in our weighted average earning assets and weighted average borrowings for the nine months ended September 30, 2025 and a decrease in SOFR rates on our loans held for investment for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Revenue From Real Estate Owned

On September 19, 2024, we acquired legal title to a multi-building office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the three and nine months ended September 30, 2025, revenue from real estate owned related to this property was $2.4 million and $7.1 million, respectively. For both the three and nine months ended September 30, 2024, revenue from real estate owned related to this property was $0.3 million.

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

On September 8, 2023, we acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the three and nine months ended September 30, 2025, revenue from real estate owned related to this property was $3.3 million and $9.8 million, respectively. For the three and nine months ended September 30, 2024, revenue from real estate owned related to this property was $3.3 million and $9.9 million, respectively.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Management and incentive fees to affiliate	$2,420	$2,654	$7,417	$8,114
Professional fees	526	681	2,077	1,971
General and administrative expenses	1,733	1,939	5,448	5,978
General and administrative expenses reimbursed to affiliate	781	871	2,808	3,280
Expenses from real estate owned	4,540	3,164	13,662	7,426
Total expenses	$10,000	$9,309	$31,412	$26,769

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the changes in operating expenses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively.

Related Party Expenses

For the three months ended September 30, 2025, related party expenses included $2.4 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2025. For the three months ended September 30, 2025, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended September 30, 2024, related party expenses included $2.7 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended September 30, 2024. For the three months ended September 30, 2024, related party expenses also included $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in management fees for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily relates to a decrease in our weighted average stockholders’ equity for the three months ended September 30, 2025 as a result of realized losses on loans and the sale of real estate owned. The decrease in allocable general and administrative expenses due to our Manager for the three months ended September 30,

2025 compared to the three months ended September 30, 2024 relates to changes in the mix of employees of our Manager that allocated time to us year-over-year.

For the nine months ended September 30, 2025, related party expenses included $7.4 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the nine months ended September 30, 2025. For the nine months ended September 30, 2025, related party expenses also included $2.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2024, related party expenses included $8.1 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, related party expenses also included $3.3 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in management fees for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily relates to a decrease in our weighted average stockholders’ equity for the nine months ended September 30, 2025 as a result of realized losses on loans and the sale of real estate owned. The decrease in allocable general and administrative expenses due to our Manager for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 relates to changes in the mix of employees of our Manager that allocated time to us year-over-year.

Other Expenses

For the three months ended September 30, 2025 and 2024, professional fees were $0.5 million and $0.7 million, respectively. The decrease in professional fees for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily relates to a decrease in our use of third-party professionals due to changes in transaction activity year-over-year. For the three months ended September 30, 2025 and 2024, general and administrative expenses were $1.7 million and $1.9 million, respectively. The decrease in general and administrative expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily relates to a decrease in stock-based compensation expense due to a reduction in the weighted average grant date fair value for restricted stock and restricted stock unit awards granted after September 30, 2024.

For the nine months ended September 30, 2025 and 2024, professional fees were $2.1 million and $2.0 million, respectively, which was relatively consistent year-over-year. For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $5.4 million and $6.0 million, respectively. The decrease in general and administrative expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily relates to a decrease in stock-based compensation expense due to a reduction in the weighted average grant date fair value for restricted stock and restricted stock unit awards granted after September 30, 2024.

Expenses From Real Estate Owned

For the three and nine months ended September 30, 2025 and 2024, expenses from real estate owned were comprised of the following ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Mixed-use property operating expenses	$1,190	$1,246	$3,486	$3,386
Office property operating expenses	1,331	754	3,748	862
Depreciation and amortization expense	2,019	1,164	6,428	3,178
Expenses from real estate owned	$4,540	$3,164	$13,662	$7,426

For both the three months ended September 30, 2025 and 2024, mixed-use property operating expenses were $1.2 million. For the nine months ended September 30, 2025 and 2024, mixed-use property operating expenses were $3.5 million and $3.4 million, respectively, which was relatively consistent year-over-year. Mixed-use property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our mixed-use property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.

For the three and nine months ended September 30, 2025, office property operating expenses were $1.3 million and $3.7 million, respectively, which consisted of operating expenses for our multi-building office property that was acquired on September 19, 2024. For the three and nine months ended September 30, 2024, office property operating expenses were $0.8 million and $0.9 million, respectively, which consisted of operating expenses for our office property that was acquired on June 12, 2024 and sold on November 15, 2024 and our multi-building office property that was acquired on September 19, 2024. Office property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our office properties, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees. The increase in office property operating expenses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily due to the three and nine months ended September 30, 2024 only including operating expenses related to the multi-building office property for the period September 19, 2024 to September 30, 2024 as we did not acquire legal title to the multi-building office property until September 19, 2024.

For the three and nine months ended September 30, 2025, depreciation and amortization expense was $2.0 million and $6.4 million, respectively, and relate primarily to our mixed-use property acquired on September 8, 2023 and our multi-building office property acquired on September 19, 2024. For the three and nine months ended September 30, 2024, depreciation and amortization expense was $1.2 million and $3.2 million, respectively, and relate primarily to our mixed-use property acquired on September 8, 2023 and our multi-building office property acquired on September 19, 2024. The increase in depreciation and amortization expense for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily due to the three and nine months ended September 30, 2024 only including depreciation and amortization expense related to the multi-building office property for the period September 19, 2024 to September 30, 2024 as we did not acquire legal title to the multi-building office property until September 19, 2024.

(Provision for) Reversal of Current Expected Credit Losses, Net

For the three months ended September 30, 2025 and 2024, the (provision for) reversal of current expected credit losses, net was $2.2 million and $(7.5) million, respectively. For the three months ended September 30, 2025, the net reversal of current expected credit losses is primarily due to a realized loss on an office loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments, a relative improvement in the near-term macroeconomic forecasts and other loan-specific attributes during the three months ended September 30, 2025. These factors were partially offset by new loan closings and other loan-specific attributes during the three months ended September 30, 2025. For the three months ended September 30, 2024, the provision for current expected credit losses was primarily due to an increase in the CECL Reserve for risk rated “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including higher inflation and interest rates, and more particularly, volatility and reduced liquidity in the office sector and other loan-specific attributes during the three months ended September 30, 2024. These factors were partially offset by a realized loss on a risk rated “5” loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term and loan repayments during the three months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024, the (provision for) reversal of current expected credit losses, net was $27.7 million and $17.2 million, respectively. For the nine months ended September 30, 2025, the net reversal of current expected credit losses is primarily due to realized losses on two office loans, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments, a relative improvement in the near-term macroeconomic forecasts and other loan-specific attributes during the nine months ended September 30, 2025. These factors were partially offset by new loan closings and other loan-specific attributes during the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the net reversal of current expected credit losses was primarily due to realized losses on four risk rated “5” loans, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term and loan repayments during the nine months ended September 30, 2024. These factors were partially offset by an increase in the CECL Reserve for risk rated “4” and “5” loans in the portfolio as a result of the impact of the current macroeconomic environment, including higher inflation and interest rates, and more particularly, volatility and reduced liquidity in the office sector and other loan-specific attributes during the nine months ended September 30, 2024.

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

On September 19, 2024, we acquired legal title to a multi-building office property located in North Carolina through a deed in lieu of foreclosure. The office property previously collateralized a $68.6 million senior mortgage loan held by us that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. As we do not expect to complete a sale of the office property within the next twelve months, the office property is classified as held for investment, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. For both the three and nine months ended September 30, 2024, we recognized a realized loss of $5.8 million in our consolidated statements of operations on the derecognition of the senior mortgage loan as the fair value of the office property at acquisition of $60.2 million and the net operating assets and liabilities held at the office property of $(0.2) million at acquisition was less than the $65.8 million cost basis of the senior mortgage loan.

In June 2025, we received a discounted payoff on a senior mortgage loan with outstanding principal of $51.5 million, which was collateralized by an office (life sciences) property located in Massachusetts. The discounted payoff was received in conjunction with a sale of the office (life sciences) property by the borrower. For the nine months ended September 30, 2025, we recognized a realized loss of $33.0 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the carrying value exceeded the net proceeds from the payoff of the loan.

We previously held a senior A-Note loan with an outstanding principal balance of $59.0 million and a subordinated B-Note loan with an outstanding principal balance of $10.6 million, which were both collateralized by an office property located in New York. The subordinated B-Note loan was subordinate to new borrower equity related to additional capital contributions. In September 2025, we entered into a modification and extension agreement with the borrower to, among other things, (1) transfer $6.0 million of the outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, which increased the outstanding principal balance of the senior A-Note loan from $59.0 million to $65.0 million and (2) extinguish the remaining $4.6 million of outstanding principal balance of the subordinated B-Note loan. Upon the transfer of the $6.0 million of outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, the remaining outstanding principal balance of the subordinated B-Note loan was $4.6 million and the remaining carrying value was $1.6 million. In conjunction with the extinguishment of the remaining subordinated B-Note loan, we recognized a realized loss of $1.6 million in our consolidated statements of operations, which was equal to the remaining carrying value of the subordinated B-Note loan.

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

As of November 4, 2025, we had approximately $131 million in liquidity including $76 million of cash, which includes restricted amounts that are available to repay collateralized loan obligation securitization debt, and $55 million of availability under our Secured Funding Agreements.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net income (loss)	$2,963	$(24,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	13,764	52,806
Net cash provided by (used in) operating activities	16,727	28,477
Net cash provided by (used in) investing activities	438,194	255,246
Net cash provided by (used in) financing activities	(397,339)	(321,835)
Change in cash, cash equivalents and restricted cash	$57,582	$(38,112)

During the nine months ended September 30, 2025 and 2024, cash, cash equivalents and restricted cash increased (decreased) by $57.6 million and $(38.1) million, respectively.

Operating Activities

For the nine months ended September 30, 2025 and 2024, net cash provided by operating activities totaled $16.7 million and $28.5 million, respectively. For the nine months ended September 30, 2025, adjustments to net income (loss) related to operating activities primarily included the net reversal of current expected credit losses of $27.7 million, accretion of discounts, deferred loan origination fees and costs of $3.2 million, amortization of deferred financing costs of $3.6 million, depreciation and amortization of real estate owned of $6.5 million and realized losses on loans of $34.6 million. For the nine months ended September 30, 2024, adjustments to net income (loss) related to operating activities primarily included the net reversal of current expected credit losses of $17.2 million, accretion of discounts, deferred loan origination fees and costs of $3.7 million, amortization of deferred financing costs of $4.0 million and realized losses on loans of $67.9 million.

Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities totaled $438.2 million and was primarily related to cash received from principal collections and cost-recovery proceeds on loans held for investment exceeding the cash used for the origination and funding of loans held for investment. For the nine months ended September 30, 2024, net cash provided by investing activities totaled $255.2 million and was primarily related to cash received from principal collections and cost-recovery proceeds on loans held for investment and from the sale of loans held for sale exceeding the cash used for the origination and funding of loans held for investment.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities totaled $397.3 million and was primarily related to repayments of our Secured Funding Agreements of $195.6 million, repayments of debt of consolidated VIEs of $338.3 million, repayments of our Secured Term Loan of $30.0 million and dividends paid of $30.6 million, partially offset by proceeds from our Secured Funding Agreements of $200.1 million. For the nine months ended September 30, 2024, net cash used in financing activities totaled $321.8 million and was primarily related to repayments of our Secured Funding Agreements of $113.7 million, repayments of our Notes Payable of $105.0 million, repayments of debt of consolidated VIEs of $148.7 million, repayments of our Secured Term Loan of $20.0 million and dividends paid of $45.8 million, partially offset by proceeds from our Secured Funding Agreements of $114.5 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Financing Agreements are described in the following table ($ in thousands):

	As of
	September 30, 2025					December 31, 2024
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$450,000	$256,928	SOFR+1.50 to 3.75%	February 10, 2028	(1)	$450,000	$210,216	SOFR+1.50 to 3.75%	December 15, 2025	(1)
Citibank Facility	325,000	294,495	SOFR+1.50 to 3.00%	January 13, 2027	(2)	325,000	228,727	SOFR+1.50 to 2.60%	January 13, 2027	(2)
CNB Facility	75,000	—	SOFR+3.25%	March 10, 2026	(3)	75,000	—	SOFR+3.25%	March 10, 2025	(3)
Morgan Stanley Facility	150,000	41,623	SOFR+1.60 to 3.50%	July 16, 2026	(4)	250,000	149,525	SOFR+1.60 to 3.50%	July 16, 2025	(4)
Subtotal	$1,000,000	$593,046				$1,100,000	$588,468

Secured Term Loan	$100,000	$100,000	5.00%	November 12, 2026	(5)	$130,000	$130,000	4.50%	November 12, 2026	(5)
Total	$1,100,000	$693,046				$1,230,000	$718,468
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
(3)In February 2025, we exercised our 12-month extension option to extend the maturity date of the secured revolving funding facility with City National Bank (the "CNB Facility") to March 10, 2026. The interest rate on advances under the CNB Facility is a per annum rate equal to the sum of, at our option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of September 30, 2025, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
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
(5)The maturity date of the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”) is November 12, 2026. Advances under the Secured Term Loan are set to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months. The Secured Term Loan has a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $120.0 million as of February 1, 2025, (ii) $110.0 million as of May 1, 2025, (iii) $100.0 million as of August 1, 2025 and (iv) $90.0 million as of November 1, 2025. In each of January 2025, April 2025 and July 2025, we elected to repay $10.0 million of outstanding principal on the Secured Term Loan at par.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of September 30, 2025, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

As of September 30, 2025, both the carrying amount and outstanding principal of our FL4 CLO Securitization was $117.8 million. See Note 14 to our consolidated financial statements included in this quarterly report on Form 10-Q for additional terms and details of our FL4 CLO Securitization.

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

Before we make any distributions, whether for United States federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements under our Financing Agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may elect to make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with holding our target investments. We have exposure to credit risk on our CRE loans held for investment. Our Manager seeks to manage credit risk by performing a due diligence process prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate. Credit risk is also addressed through our Manager’s ongoing review of our loans held for investment portfolio. In addition, with respect to any particular target investment, our Manager’s investment team evaluates, among other things, relative valuation, comparable analysis, supply and demand trends, shape of yield curves, delinquency and default rates, recovery of various sectors and vintage of collateral.

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

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into or may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk. As of September 30, 2025, we did not have hedging or derivative financial instruments in place.

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

Interest Rate Effect on Net Income

Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day SOFR as of September 30, 2025 and (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of September 30, 2025 ($ in millions):

Change in 30-Day SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$2.5
Up 50 basis points	$1.3
Down 50 basis points	$(1.3)
Down 100 basis points	$(2.5)
SOFR at 0 basis points	$(2.4)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
July 1, 2025 - July 31, 2025	—	$—	—	$50,000
August 1, 2025 - August 31, 2025	—	—	—	50,000
September 1, 2025 - September 30, 2025	—	—	—	50,000
Total	—		—
_____________________________

(1)On July 31, 2024, our board of directors extended the Repurchase Program of up to $50.0 million, which was expected to be in effect until July 31, 2025, or until the approved dollar amount had been used to repurchase shares. On July 30, 2025, our board of directors further extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2026, or until the approved dollar amount has been used to repurchase shares. As of September 30, 2025, $50.0 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	November 7, 2025	By:	/s/ Bryan P. Donohoe
Bryan P. Donohoe
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Jeffrey M. Gonzales
Jeffrey M. Gonzales
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)