Form 10-K
period 2025-12-31
Ares Commercial Real Estate Corp
filed 2026-02-10
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price on that date of $4.77 on the New York Stock Exchange, was approximately $243,860,476. As of February 5, 2026, there were 55,367,672 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition, some of the statements in this annual report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including:

•global economic trends and economic conditions, including slower growth, changes to fiscal and monetary policy, inflation, labor shortages, changing interest rates, foreign currency exchange volatility and uncertainties caused by tariffs and trade disputes with other countries, as well as pronounced geopolitical instability resulting from actions and initiatives of the United States government or governments outside of the United States;

•management’s estimate of current expected credit losses (“CECL”) and current expected credit loss reserve (“CECL Reserve”);

•market dynamics impacting particular real estate properties, such as office properties;

•the amount of commercial mortgage loans requiring refinancing;

•the demand for commercial real estate loans;

•rates of default or decreased recovery rates on our target investments;

•changes in interest rates and credit spreads;

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

•technological developments in artificial intelligence that could disrupt the markets in which we and our borrowers operate;

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

•our competition;

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

PART I

Item 1. Business

The following description of the business of Ares Commercial Real Estate Corporation (“ACRE”) should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2025. We refer to ACRE together with our consolidated subsidiaries as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our manager, Ares Commercial Real Estate Management LLC, as our “Manager” or “ACREM,” and the parent company of our Manager, Ares Management Corporation, together with its consolidated subsidiaries, as “Ares Management.”

GENERAL

We are a specialty finance company primarily engaged in directly originating and investing in commercial real estate (“CRE”) loans and related investments. We are externally managed by Ares Commercial Real Estate Management LLC (“ACREM” or our “Manager”), a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative investment manager, pursuant to the terms of the Amended and Restated Management Agreement dated July 26, 2022, between us and our Manager (the “Management Agreement”). From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

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

Our Investment Strategy

We target borrowers whose capital needs are not being suitably met by traditional bank or capital markets sources by offering these borrowers customized financing solutions. We implement a strategy focused on direct origination combined with experienced portfolio management. Targeted borrowers are generally pursuing value improving business plans on commercial real estate which we believe often face challenges in raising capital to meet their financing needs through traditional bank and capital markets sources. As a result, we continue to find demand from borrowers and sponsors for customized solutions in this segment of the market. We act as a single “one stop” source of financing for our customers through our customized financing solutions. We generally hold our loans for investment and earn interest and interest-related income.

Direct Origination

We generally source new investments through our Manager’s national direct origination platform consisting of four offices across the United States as of December 31, 2025.

Investment Strategy

In pursuing investment opportunities with attractive risk-reward profiles, our Manager incorporates our views of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting. Our Manager’s underwriting standards center on the creditworthiness and valuation of the asset collateralizing the loan as well as the strength of the borrower and the underlying sponsor of a given asset, with particular focus on an asset’s business plan, competitive positioning within the market, existing capital structure and potential exit opportunities. All investment decisions seek to ensure that we maintain our qualification as a REIT and our exemption from registration under the 1940 Act.

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

Our Target Assets

Our target investments primarily include whole and co-invested senior mortgage loans, subordinated debt, mezzanine loans and preferred equity, as well as other CRE investment opportunities, including commercial mortgage-backed securities.

Investment Portfolio

For information about our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loans Held for Investment Portfolio” and Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

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

Ares Commercial Real Estate Management LLC and Ares Management Corporation

We are externally managed by our Manager, a subsidiary of Ares Management, pursuant to the terms of the Management Agreement. As of December 31, 2025, Ares Management had over 4,250 employees located in over 55 offices in more than 25 countries. Since its inception in 1997, Ares Management has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares Management believes each of its distinct but complementary investment groups in Credit, Private Equity, Real Assets and Secondaries is a market leader based on assets under management and investment performance. Ares Management was built upon the fundamental principle that each group benefits from being part of Ares Management’s broader platform. Ares Management has advised us that it believes that its people and culture are the most critical strategic drivers of its success as a firm. Ares Management has also advised us that it believes creating a welcoming and inclusive work environment with opportunities for growth and development is essential to attracting and retaining a high-performance team, which is in turn necessary to drive differentiated outcomes. Ares Management believes that its unique culture, which centers upon values of collaboration, responsibility, entrepreneurialism, self-awareness and trustworthiness, makes it a preferred place for top talent at all levels to build a long-term career within the alternative asset management industry. Ares Management invests in its human capital efforts, including (i) talent management, (ii) diversity, equity and inclusion, (iii) employee health and wellness, (iv) flexibility and (v) philanthropy.

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

Given current macroeconomic conditions and our focus on first or senior mortgages, we currently generally expect that such leverage would not exceed, on a debt-to-equity basis, a 4.5-to-1 ratio. Our charter and bylaws do not restrict the amount of leverage that we may use. The amount of leverage we deploy for particular investments in our target investments depends upon our Manager’s assessment of a variety of factors, which may include, among others, our liquidity position, the anticipated liquidity and price volatility of the assets in our loans held for investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the impact of the macroeconomic environment on the United States economy generally or in specific geographic regions and commercial mortgage markets, our outlook for the level and volatility of interest rates, the slope of the yield curve, the credit quality of our assets, the collateral underlying our assets, and our outlook for asset spreads relative to the Secured Overnight Financing Rate (“SOFR”) curve or another alternative interest index rate commonly used for floating rate loans.

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

As of December 31, 2025, we had $90.0 million outstanding under our $90.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). As of December 31, 2025, our outstanding balance under the Financing Agreements was $948.2 million.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Summary of Financing Agreements” included in this annual report on Form 10-K for a further discussion of our borrowings as of December 31, 2025.

Securitizations

In addition to the Financing Agreements, we have also securitized and may, to the extent available in the future, securitize the senior portion of some of our loans, while retaining the subordinate securities in our investment portfolio. The securitized portion of senior loans is reflected as securitization debt in our consolidated balance sheets. As of December 31, 2025, the outstanding balance of our FL4 CLO Securitization (as defined below) was $99.9 million. On January 20, 2026, we exercised our redemption option under the FL4 CLO Securitization, and in connection therewith, exchanged our remaining FL4 Notes (as defined below) and preferred equity in the FL4 Issuer (as defined below) for the remaining mortgage loans held by the FL4 Issuer and all of the FL4 Notes held by third parties were repaid in full at par.

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

We formed a wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the non-investment grade notes and the preferred equity of ACRE Commercial Mortgage 2017-FL3 Ltd. (the “FL3 CLO Securitization”) and ACRE Commercial Mortgage 2021-FL4 Ltd. (the “FL4 CLO Securitization”), including the portion that generated excess inclusion income. Additionally, we also formed a wholly-owned subsidiary, ACRC WM Tenant LLC (“ACRC WM”), in March 2019 in order to lease from an affiliate the hotel property classified as real estate owned, which was acquired on March 8, 2019, and subsequently sold on March 1, 2022. FL3 TRS and ACRC WM filed elections seeking to be taxed as corporations and also filed elections, along with us, to be treated as taxable REIT subsidiaries (“TRS”). A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by us without jeopardizing our qualification as a REIT. A TRS is subject to applicable United States federal, state, and local income tax on its taxable income. In addition, as a REIT, we may also be subject to a 100% excise tax on certain transactions between us and our TRSs that are not conducted on an arm’s-length basis. For additional information concerning risks related to our TRSs, see “Risk Factors—Risks Related to United States Federal Income Tax.”

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
•There may be significant potential conflicts of interest between us and our Manager and its affiliates that could impact our investment returns;
•We operate in a competitive market for investment opportunities and loan originations, and competition may limit our ability to originate or acquire assets on attractive terms;
•Our mezzanine loan assets, B-Notes and C-Notes involve greater risks of loss than senior loans secured by real properties, and investments in preferred equity involve a greater risk of loss than traditional debt financing;
•Our investments are subject to risks particular to real property;
•Our portfolio is concentrated in a limited number of loans and has a higher exposure to the office sector compared to the other property types, which subjects us to a risk of significant loss if any of these loans default;
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
•Security incidents or cyber-attacks affecting us, our Manager or Ares Management or third-party providers, could adversely affect our business or the business of our borrowers by causing a disruption to our operations or the operations of our borrowers, a compromise or corruption of our or our borrowers’ confidential, personal or other sensitive information and/or damage to our or our borrowers’ business relationships or reputation;
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

RISKS RELATED TO OUR BUSINESS

A global economic slowdown or further declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.

Geopolitical instability, uncertainty with respect to actual and proposed U.S. trade, foreign, economic and other policies, the war between Russia and Ukraine, the conflicts in the Middle East, as well as other global events have created macroeconomic uncertainty at a global level. Sanctions imposed by the U.S. and other countries have caused additional financial market volatility and affected the global economy. Because of interrelationships within the global financial markets, if these issues do not abate, worsen or spread, our business may be adversely affected.

Even though macroeconomic volatility slowed in the U.S. towards the end of 2025, the current macroeconomic environment continues to be characterized by inflation, labor shortages, changing interest rates, foreign currency exchange volatility and volatility in global capital markets. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and since such periods are accompanied by declining real estate values, our business could be materially adversely affected.

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

Our investment model is adversely affected by prolonged economic downturns where declining real estate values reduce the level of new mortgage and other real estate-related loan originations, since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Further, declining real estate values have made and may continue to make it difficult for our borrowers to refinance our loans, which has resulted in losses on our loans as a result of default because the value of our collateral is insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses adversely affects our Manager’s ability to invest in, sell and securitize loans. In 2025, our portfolio continued to include a significant amount of risk rated “4” and “5” loans, including loans on non-accrual status and collateralized by office properties. As a result, in 2025, our objectives continued to include mitigating risk by reducing risk rated “4” and “5” loans, reducing loans collateralized by office properties, increasing our liquidity and reducing debt. In 2026, our objectives will continue to include reducing risk rated “4” and “5” loans and loans collateralized by office properties. In 2026, we also expect to pursue increased investment activity if supported by market conditions. However, there is no guarantee that market conditions will support our strategy or that we will be successful in achieving these objectives. The unsuccessful resolution of risk rated “4” and “5” loans or increases in the numbers of such loans, could result in material realized net losses and impact our net earnings and the price of our common stock.

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

There continues to be significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, treaties and tariffs. Developments relating to tariffs between the U.S. and other countries, the perception that they could occur, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could have an adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and impact our borrowers and the value of our collateral. Moreover, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating, which could cause borrowing costs to rise, negatively impacting both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, the political difficulty in reaching an agreement without repeated crises has undermined market confidence in the stability and predictability of U.S. policymaking. Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. See “Risk Factors—Risks Relating to Sources of Financing and Hedging—Our access to sources of financing may be limited and thus our ability to grow our business and to maximize our returns may be adversely affected” included in this annual report on Form 10-K.

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

The effects on our portfolio of loan investments described above, particularly those related to office space, impacted the CECL Reserve in our consolidated balance sheets. Our loans held for investment are carried at cost, net of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds, however, we are also required to estimate expected credit losses on such loans using a range of historical experience adjusted for current and future conditions. Management’s current estimate of expected credit losses decreased from $145.0 million on December 31, 2024 to $127.1 million on December 31, 2025 primarily due to a realized loss on an office (life sciences) loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments, a relative improvement in the near-term macroeconomic forecasts and other loan-specific attributes during the year ended December 31, 2025. These factors were partially offset by new loan closings and other loan-specific attributes during the year ended December 31, 2025. As of December 31, 2025, approximately 56% of our CECL Reserve is related to loans collateralized by office properties, while 28% of our total loan portfolio based on outstanding principal balance of loans held for investment is related to loans collateralized by office properties.

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

We estimate our CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan-specific data as well as significant judgment with respect to various factors. In connection with estimating our CECL Reserve during the year ended December 31, 2025, we utilized macroeconomic forecasts and inputs that reflected a blend of a stable and a weaker economic outlook in the near term. However, the actual financial impact on us of the current environment is highly uncertain. If the data or judgments we have used to estimate our CECL Reserve are inaccurate or inadequate, we may be required to increase our CECL Reserve in future periods or may suffer more losses than those accounted for under our CECL Reserve.

Changes in interest rates and credit spreads could adversely impact our financial condition.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the United States Federal Reserve (the “Federal Reserve”), which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve resumed its monetary easing cycle with an aggregate 75 basis point rate reduction in 2025, there can be no assurance that the rates will continue to decrease or that they will not be increased in 2026 or beyond. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions remain under significant pressure to adjust their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

Our interest income and expense will generally change directionally with index rates. If interest rates on our loan investments continue to decrease, we will receive less income from such loans, which could decrease our net income and materially impact our business. Conversely, if interest rates increase and neither we, nor our borrowers, are able to mitigate negative effects, we could experience decreases in net income or incur a net loss, adversely affecting our liquidity and results of operations as a result of borrowers’ difficulties to meet their obligations on outstanding loans, or due to their reluctance to take on new loans under less favorable terms. The impact of higher interest rates may be mitigated by certain hedging transactions that our borrowers may enter into or that we have entered into or may enter into in the future. See “Risk Factors—Risks Related to Our Business—Fluctuations in interest rates and credit spreads could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments” below.

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

Furthermore, an earthquake, wildfire or other disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications, human resources systems or other services used by us, our Manager, Ares Management or third parties with whom we conduct business, could materially disrupt our operations and adversely affect our business and financial results. Although Ares Management has disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses as a result of such a disaster or disruption, if at all.

We, our Manager and Ares Management also rely on third-party service providers for certain aspects of our respective businesses, including for certain information systems, technology and administration of our loan portfolio and compliance matters. Operational risks could increase as third-party service providers increasingly offer mobile and cloud-based software services rather than software services that can be operated within our Manager’s or Ares Management’s own data centers, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control, and any failure by mobile technology or cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and the operations of our Manager and Ares Management, and result in misappropriation, corruption or loss of confidential, proprietary or personal information. In addition, such counterparties’ information systems, technology or accounts may be the target of cyber-attacks. Any interruption or deterioration in the performance of these third parties or failures or vulnerabilities of their information systems or technology could impair the quality of our operations and could impact our reputation and adversely affect our business.

Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence. At this time, we cannot fully determine the impact of such evolving technology to our industry or business.

Security incidents or cyber-attacks, affecting us, our Manager or Ares Management or third-party providers, could adversely affect our business or the business of our borrowers by causing a disruption to our operations or the operations of our borrowers, a compromise or corruption of our confidential, personal or other sensitive information or the confidential, personal or other sensitive information of our borrowers and/or damage to our business relationships or reputation or the business relationships or reputations of our borrowers, all of which could negatively impact the business, financial condition and operating results of us or our borrowers.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks. These attacks may be an intentional attack or an unintentional event, either of which, could involve gaining unauthorized access to our information systems or those of our borrowers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our Manager’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information, which are becoming more sophisticated and difficult to detect, particularly as threat actors use artificial intelligence technologies to deploy these attacks. Artificial intelligence tools may also be susceptible to new forms of cyber-attacks, such as prompt injection attacks, which may increase our cybersecurity risks where we implement artificial intelligence technologies in our business. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our Manager’s employees, our borrowers and others, and other sensitive information that our Manager collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and our Manager must comply in the event of a security incident or cyber-attack.

The result of any security incident or cyber-attack may include disrupted operations, including our, our Manager’s, our counterparties’ or third-parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or improperly accessed information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our Manager’s employees’, its affiliates’ employees’, our counterparties’ or third parties’ operations. The costs related to cyber-attacks or other security incidents or disruptions may not be fully insured or indemnified by other means. As our and our borrowers’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares Management and third party service providers, and the information systems of our borrowers.

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

Security incidents and cyber-attacks may originate from a wide variety of sources, and while Ares Management has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a security incident or cyber-attack will not occur or that our financial results or operations will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched, and may be enhanced by artificial intelligence technologies. Ares Management relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on their information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although Ares Management takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential security incidents and cyber-attacks, there can be no assurance that any of these measures prove effective. Ares Management expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.

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

In addition, cybersecurity is a priority for regulators around the world. State and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. The SEC requires public companies to disclose material cybersecurity incidents on Form 8-K and provide periodic disclosure regarding their cybersecurity risk management, strategy, and governance in annual reports.

With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our, our Manager’s and Ares Management’s policies and systems designed to manage cybersecurity risks and related disclosures. We also expect to face increased costs to comply with SEC rules, including increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the California Consumer Privacy Act and the New York SHIELD Act. The SEC has also indicated that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

Technological developments in artificial intelligence could disrupt the markets in which we and our borrowers operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we and our borrowers operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

We, our Manager and Ares Management use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business and their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk and regulatory burdens. In addition, artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber-attacks, including prompt injection attacks, and such attacks may be able to circumvent cybersecurity tools and processes that we or the providers of such tools have in place. To the extent we rely on such technologies, these risks could negatively impact our business. There is also a risk that artificial intelligence tools or applications may be misused by our Manager’s employees or the employees of its affiliates, and/or third parties engaged by us, our Manager or Ares Management. For example, an employee may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we, our Manager or Ares Management may not be able to control how any third-party artificial intelligence technologies that we, our Manager or Ares Management use are developed or maintained, or how data is used or disclosed, even where we have contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.

We may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our industry. If our competitors are more successful than us in the use of artificial intelligence or development of services or products based on artificial intelligence, or we adopt artificial intelligence at a slower pace than others, we may be at a competitive disadvantage.

Finally, regulations related to artificial intelligence may also impose on us, our Manager and Ares Management certain obligations and costs related to monitoring and compliance, and we, our Manager and Ares Management could be subject to regulatory action if we, our Manager or Ares Management are deemed not to have complied.

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

In a period of declining interest rates or tightening credit spreads, our interest income on floating rate investments decreases, while any decrease in the interest we are charged on our floating rate debt may be subject to floors or the interest rate costs on certain of our borrowings could be fixed at a higher floor and not compensate for such decrease in interest income or tightened credit spread. Additionally, in a period of declining interest rates, the interest we are charged on our fixed rate debt does not change but the market value of such debt generally increases. Conversely, in a period of rising interest rates or widening credit spreads, our interest expense on floating rate debt increases, while any additional interest income we earn on our floating rate investments may be subject to caps or may be subject to a tighter credit spread and as a result may not compensate for such increase in interest expense. At the same time, in a period of rising interest rates, the interest income we earn on our fixed rate investments does not change but the market value of such investments could decrease. In 2024 and 2025, the Federal Reserve started to reduce the federal funds rate. If interest rates on our loan investments decrease consistent with decreases in the federal funds rate, we will receive less income from such loans, which could decrease our net income and materially impact our business.

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

Fluctuations in interest rates and credit spreads as well as protracted periods of increases or decreases in interest rates and credit spreads could adversely affect the operation and income of multifamily and other CRE properties, as well as the demand from investors for CRE debt in the secondary market. In particular, a decrease in interest rates or tightening credit spreads increases the likelihood that certain holdings will be refinanced at lower rates, which could negatively impact our earnings. Higher interest rates and widening credit spreads tend to decrease the number of loans originated. An increase in interest rates or widening credit spreads could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult.

We incur significant debt, which subjects us to increased risk of loss and reduces cash available for distributions to our stockholders.

We borrow funds under the Financing Agreements and, from time to time, collateralized loan obligation securitizations (“CLO Securitizations”). As of December 31, 2025, we had approximately $948.2 million of outstanding borrowings under the Financing Agreements and $99.9 million outstanding under the FL4 CLO Securitization. We have incurred and, subject to market conditions and availability, we may continue to incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Our CLO Securitizations have contained and may contain in the future certain senior note overcollateralization ratio tests or similar tests. The value of loans in our CLO Securitizations which may be subject to default or may be materially modified has been reduced in the past, and may be reduced in the future, for the purposes of the senior note overcollateralization ratio in accordance with the applicable indenture. To the extent we fail to meet these tests, amounts that would otherwise be used to make payments on the subordinate securities that we hold would be used to repay principal on the more senior securities to the extent necessary to satisfy the senior note overcollateralization ratio and we may incur significant losses. There can be no assurance that our leveraging strategy will be successful.

The Financing Agreements impose, and any additional lending facilities will impose, restrictive covenants and other restrictions.

The documents that govern the Financing Agreements and our securitizations contain, and any additional lending facilities are likely to contain, customary negative covenants and other financial and operating covenants, that among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, redeem debt or equity securities, make other restricted payments, impose asset concentration limits and impact our flexibility to determine our operating policies and investment strategies. For example, certain of the Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio, fixed charge coverage ratio and loan concentration. Certain of the restrictive covenants that apply to the Financing Agreements are further described in Note 6 to our consolidated financial statements included in this annual report on Form 10-K. Deterioration of the credit of our loans in 2023 resulted in an increase in realized losses and non-accrual loans, which impacted the level of our tangible net worth, fixed charge coverage ratio and asset coverage ratio covenants. In 2024, we renegotiated our Financing Agreements to lower certain of these ratios. However, continued deterioration of the credit of our loans may negatively impact our ability to satisfy the negative covenants and other financial and operating covenants in the Financing Agreements, and there can be no guarantee that we would be able to renegotiate the covenants in our Financing Agreements in the future. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, further limit our ability to make distributions to our stockholders (subject to a minimum to maintain our status as a REIT) and enforce their interests against existing collateral. We are also subject to cross-default and acceleration provisions and, with respect to collateralized debt, the posting of additional collateral, including cash to satisfy margin calls, and foreclosure rights upon default. Further, these restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.

The Financing Agreements and any bank credit facilities and repurchase agreements that we may use in the future to finance our investments may require us to provide additional collateral or pay down debt.

We borrow funds under the Financing Agreements. We anticipate that we will also utilize additional bank credit facilities or repurchase agreements (including term loans and revolving facilities) to finance our assets if they become available on acceptable terms. The Financing Agreements and any future financing arrangements involve the risk that the value of the loans or securities pledged or sold by us to the provider of the bank credit facility or repurchase agreement counterparty may decline in value, in which case the lender may require us to provide additional collateral, including cash to satisfy margin calls, or to repay all or a portion of the funds advanced. With respect to certain facilities, subject to certain conditions, our lenders retain sole discretion over the market value of loans or securities that serve as collateral for the borrowings under such facilities for purposes of determining whether we are required to pay margin to such lenders. If required, we may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to do on favorable terms or at all. Posting additional collateral reduces our liquidity and limits our ability to leverage our investments. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds or terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities and repurchase agreement financing may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

From time to time, capital markets have experienced and may experience periods of disruption and instability, which may also adversely affect our ability to refinance our financing arrangements. There can be no assurance that current market conditions will not worsen in the future. See “Risk Factors—Risks Related to Our Business—A global economic slowdown or further declines in real estate values could impair our investments and harm our operations.”

We need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments. A prolonged decline in the price of our shares of common stock compared to book value could negatively affect our access to these markets. We have elected and qualified for taxation as a REIT. Among other things, in order to maintain our REIT status, we are generally required to annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income, and, as a result, such distributions will not be available to fund investment originations. We must continue to borrow from financial institutions and issue additional securities to fund the growth of our investments and to ensure that we can meet ongoing maturities of our outstanding debt. Unfavorable economic or capital market conditions increase our funding costs, limit our access to the capital markets and could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. In addition, weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any such financing (including any replacement financing for our current financing arrangements) on favorable terms or at all.

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

The pools of commercial loans that we may originate, securitize or acquire as asset-backed securities and for which we act as special servicer are structures commonly referred to as securitizations. We have utilized and, if available, we may utilize in the future non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations. Prior to any such financing, we may seek to finance these investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to originate or acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of securitizations. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and originate or acquire sufficient eligible assets for securitizations. In addition, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit non-recourse securitizations at any particular time or may make the issuance of any such securitizations less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default, as we may have utilized recourse facilities to finance such investments. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

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

As a result of the dislocation of the credit markets, and in anticipation of more extensive regulation, including regulations promulgated pursuant to the Dodd-Frank Act and the new “Basel III Endgame” capital requirements, the securitization industry crafted and continues to craft changes to securitization practices, including more rigorous representations and warranties in securitization transaction documents, the widespread adoption of Simple, Transparent and Standardized (STS) underwriting guidelines and disclosure guidelines, and the integration of new technologies like AI and blockchain to improve transparency and monitoring. Pursuant to the Dodd-Frank Act, various federal agencies, including the SEC (collectively, “the agencies”) have promulgated regulations with respect to issues that affect securitizations. Pursuant to Regulation AB and other rules, issuers of registered asset-backed securities are subject to significant disclosure, review and reporting requirements. In addition, pursuant to rules adopted by the agencies, securitizers in both public and private securitization transactions are required to retain at least 5% of the risk associated with the securities, subject to certain exceptions, which we are subject to in our securitizations. These regulations, and other proposed regulations affecting securitizations, continue to alter the structure of securitizations and could pose additional risks to our participation in future securitizations or reduce or eliminate the economic incentives for participating in future securitizations, increase the costs associated with our origination, securitization or acquisition activities, or otherwise increase the risks or costs of us doing business.

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

Subject to maintaining our qualification as a REIT, from time to time, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates or currencies. This hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.

We regularly measure our exposure to interest rate risk and assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not we should enter into hedging transactions and derivative financial instruments, such as forward sale commitments and interest rate floors in order to mitigate our exposure to changes in interest rates. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into or may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our investments. As of December 31, 2025, we did not have hedging or derivative financial instruments in place. In addition, interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the counterparties to these contractual arrangements may not perform as agreed and the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we intend to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

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

The illiquidity of our target investments makes it difficult for us to sell such investments if the need or desire arises. Certain target investments such as whole and co-invested senior mortgage loans, subordinated debt, preferred equity and mezzanine loans, as well as other CRE investments are particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, many of the securities we invest in are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, many of our investments are illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example, as a result of margin calls, we may realize significantly less than the value at which we have previously recorded investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. Moreover, certain of our loan investments have become less liquid as a result of current market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. As a result, our ability to vary our portfolio in response to changes in economic and other conditions is relatively limited, which has adversely affected our results of operations and financial condition.

Our portfolio is concentrated in a limited number of loans and has a higher exposure to the office sector compared to the other property types, which subjects us to a risk of significant loss if any of these loans default.

As of December 31, 2025 and 2024, our portfolio totaled 34 and 36 loans held for investment, respectively. The number of loans in which we are invested may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and fluctuates over time. A consequence of this limited number of investments is that the aggregate returns we realize are significantly adversely affected even if only a small number of investments perform poorly, if we need to write-down the value of any one investment or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. While we intend to continue to diversify our portfolio of investments in the manner described in our filings with the SEC, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few loans and/or relatively few property types. As of December 31, 2025, approximately 28% of our total loan portfolio based on outstanding principal balance of loans held for investment is related to loans collateralized by office properties, which are at higher risk of foreclosure. If our portfolio of investments is concentrated in property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations, downturns relating generally to such industry, region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders.

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

•with respect to office properties, remote working arrangements and employer flexibility, and the subsequent effect on demand for such properties;

•with respect to hotels, consumer behavior related to discretionary spending and traveling, and the subsequent effect on demand for such properties;

•rising operating costs, such as property insurance and raw material costs for property development and improvements;

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

Our CRE loans are, or may be in the future, secured by industrial, multifamily, mixed-use, self-storage, student housing, hospitality, office, residential/condo and retail properties. In particular, currently, office and residential/condo properties are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of other types of property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. As the net operating income of the property declines, the borrower’s ability to repay the loan is impaired. Net operating income of an income-producing property has been in the past and in the future can be adversely affected by, among other things, the following:

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

Real property that we currently own or that we may own in the future subjects us to risks particular to CRE property. We currently own a mixed-use property located in Florida and a multi-building office property located in North Carolina. We acquired legal title to these properties through a consensual foreclosure and a deed in lieu of foreclosure, respectively, with respect to the loans secured by such properties. In the past, we have owned similar properties under similar circumstances. We do not manage real estate properties in the ordinary course of our business and the ownership of these properties subjects us to certain operating risks that vary in degree among different real estate asset classes. These risks include tenants’ failure or unwillingness to make rental payments when due, decreased demand for the space as a result of market volatility, lack of liquidity, work-from-home arrangements, online shopping alternatives, changes in discretionary spending and traveling, or lower occupancy due to macroeconomic conditions. Additionally, tenants of properties we own or may own in the future may elect to not renew their leases or to renew them for less space than they currently occupy, especially in the case of office space, if substantial reconfiguration is required, which could increase vacancy, place downward pressure on occupancy, rental rates and income and property valuation. All of these factors could have a material adverse effect on the income we generate, if any, or expenses we incur, from the ownership of such properties.

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

Our net income and earnings may be affected by prepayment rates on our existing CRE loans. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. Borrowers may seek to make prepayments as a result of SOFR or other interest rate floors in our loans which could reduce our net income. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate CRE loans, we expect borrowers will prepay at a projected rate generating an expected yield. When borrowers prepay their loans faster than expected, we may be unable to replace these CRE loans with new CRE loans and the corresponding prepayments on the CRE loans may reduce the expected yield on such loans. If prepayment rates decrease in a rising interest rate environment, and borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. In such situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

We have in the past increased and may in the future significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate newly acquired assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size or type effectively could adversely affect our results of operations and financial condition.

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

Many of our investments are not rated or are rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the underlying properties’ cash flow or other factors. As a result, these investments typically have a higher risk of default and loss than investment grade rated assets. Any loss we incur as a result may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

The B-Notes and C-Notes that we have originated or may originate or acquire in the future may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We have originated and may continue to originate or acquire B-Notes and C-Notes. As of December 31, 2025, we had outstanding two subordinated B-Notes with no outstanding principal balance and two subordinated C-Notes with an aggregate outstanding principal balance of $21.0 million, of which $12.6 million was on non-accrual status. A B-Note is a mortgage loan typically (a) secured by a first mortgage on a single large commercial property or group of related properties and (b) subordinated to an A-Note secured by the same first mortgage on the same collateral. A C-Note is a mortgage loan similar to a B-Note, except that it is further subordinated to a B-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for the B-Note or C-Note holders after payment to the A-Note holders. Because each transaction is privately negotiated, B-Notes and C-Notes vary in their structural characteristics and risks. For example, the rights of holders of B-Notes and C-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes and C-Notes typically are secured by a single property and accordingly reflect the risks associated with significant concentration. Significant losses related to our B-Notes and C-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

We face risks associated with selling loans with the intent to earn origination fees.

We may originate commercial real estate loans with the intent to sell such commercial real estate loans to affiliates of Ares Management within a short period of time with the purpose of earning origination fees. We intend to borrow funds to originate such loans, and the size of such loans and our borrowings in connection therewith may be significant. Although we intend to sell each mortgage loan shortly after origination, we may be unable to sell the loans to other Ares Management managed investment vehicles as intended, which would result in us holding the loan for longer than intended, requiring us to pay additional interest to the lender, subjecting us to heightened interest rate risk until we are able to sell the loan, and impacting the origination fees we expected to receive. If we are unable to sell these loans as intended and we hold significant amounts of such loans from time to time, and do not generate the origination fees we expect, our financial results may be adversely affected.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments, including the notes issued in our securitization transactions for which we are required to retain a portion of the credit risk, may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc. or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

Some of our portfolio investments are in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. As of December 31, 2025, we did not hold any CRE debt security investments but we may do so in the future, and we may record them at fair value on a recurring basis. As of December 31, 2025, we had not elected the fair value option for our financial instruments, including loans held for investment, the Financing Agreements and securitization debt. Such financial instruments are carried at cost. For loans held for investment that are evaluated for impairment at least quarterly, we estimate the fair value of the instrument, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Commercial mortgage-backed securities pose risks of the securitization process and the risk that the special servicer may take actions that could adversely affect our interests.

We have acquired commercial mortgage-backed securities (“CMBS”) and may in the future acquire CMBS in the most subordinated classes of such commercial mortgage-backed securities and collateralized loan obligations (“CLO”). In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan, B-Note or C-Note, if any, then by the “first loss” subordinated stockholder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans, B-Notes or C-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover any or all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments due on the related mortgage-backed securities, we may incur significant losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality

CMBS and CLOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired, as occurred throughout the global financial crisis.

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

During an economic downturn or recession, loans of financially troubled or operationally troubled borrowers typically go into default than those of other borrowers. Loans of financially troubled borrowers and operationally troubled borrowers are less liquid and more volatile than those of companies not experiencing these difficulties. The market prices of such loans are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the loans of financially troubled borrowers and operationally troubled borrowers involves a high degree of credit and market risk.

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto depends, in part, on our ability to effectuate loan modifications and/or restructures. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring have entailed in the past, and may entail in the future, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan, debt securities or other interests. However, even if a restructuring is successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available. Additionally, loans with insufficient cash flow to cover debt service have been modified and may in the future be modified to include a PIK interest provision that may result in the principal balance at the end of the loan term significantly increasing which in turn increases the probability and magnitude of a loss on our investment.

These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative and operating proceedings. There is a possibility that we may incur substantial or total losses on our investments, and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we have in the past and may in the future lose our entire investment, be required to accept cash or securities with a value less than our original investment and/or be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

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

To the extent we foreclose on properties with respect to which we have extended mortgage loans, such as the multi-building office property we acquired in 2024 through a deed in lieu of foreclosure or the mixed-use property we acquired in 2023 as a result of a consensual foreclosure, we may be subject to environmental liabilities arising from such foreclosed properties. Under various United States federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

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

Properties underlying our CRE loans may be subject to other unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies have included title defects, title disputes, liens or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition. Further, we, our executive officers, directors and our Manager may, in the ordinary course of business, be named as defendants in litigation arising from our investments.

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

In the past, following periods of volatility in the market prices of a company’s securities, securities class action litigation has often been brought against that company. Significant fluctuations of our stock price may make us the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Common stock eligible for future sale may have adverse effects on our share price.

As of December 31, 2025 and 2024, we had 55,026,453 and 54,542,178 shares of common stock outstanding, respectively.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

We may continue to issue additional restricted common stock and other equity-based awards under our Amended and Restated 2012 Equity Incentive Plan. We have issued and may continue to issue additional shares in public offerings or private placements to make new investments or for other purposes. If we conduct registered underwritten offerings or private placements of our common stock, we will not be required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests in us.

We have not established a minimum distribution payment level and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

In order to qualify as a REIT, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements. We currently satisfy and intend to continue to satisfy the distribution requirement through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions at a certain level has been and may continue to be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

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

Our charter authorizes us to issue up to 450,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share, without stockholder approval. In addition, our board of directors may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a merger, third party tender offer or similar transaction or a change in incumbent management that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

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

We are organized as a holding company that conducts its businesses primarily through wholly-owned and other majority-owned subsidiaries. We conduct our operations in a manner designed so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis consists of “investment securities.” As such, the securities issued by our wholly-owned or other majority-owned subsidiaries that are exempted from the definition of “investment company” based on Sections 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through such subsidiaries. In addition, the assets we and our consolidated subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we are not considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned and other majority-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.

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

In addition, we and our consolidated subsidiaries may rely upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that at least 55% of an entity’s assets comprise qualifying real estate assets and that at least 80% of its assets must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. Specifically, we expect each of our consolidated subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in mortgage loans, certain mezzanine loans, B-Notes, C-Notes and other interests in real estate that constitute qualifying real estate assets in accordance with SEC staff guidance, and approximately an additional 25% of its assets in other types of mortgages, securities of REITs and other real estate-related assets such as debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass-through entities of which substantially all of the assets consist of qualifying real estate assets and/or real estate-related assets.

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

The SEC staff, according to published guidance, takes the view that certain mezzanine loans, B-Notes and C-Notes are qualifying real estate assets. Thus, we intend to treat certain mezzanine loans, B-Notes and C-Notes as qualifying real estate assets. The SEC has not published guidance with respect to the treatment of some of our other current and target assets, including commercial mortgage-backed securities, for purposes of the Section 3(c)(5)(C) exemption. For assets for which the SEC has not published guidance, we intend to rely on our own analysis. For example, unless we receive further guidance from the SEC or its staff with respect to CMBS or CLOs, we intend to treat CMBS or CLOs in which we hold 100% of the “controlling class” of securities as qualifying real estate assets, and our other holdings in CMBS or CLOs as real estate-related assets. We also intend to treat debt and equity securities of companies primarily engaged in real estate businesses as real estate-related assets. The SEC may in the future take a view different than or contrary to our analysis with respect to the types of assets we have determined to be qualifying real estate assets or real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the 1940 Act.

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

The constructive ownership rules under the Code and our charter are complex and may cause shares of our outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.8% of any class or series of our outstanding capital stock by an individual or entity could cause an individual to own constructively in excess of 9.8% of such class or series of our outstanding capital stock and thus violate the ownership limit. Any attempted transfer of our capital stock that, in effect, would result in a violation of the ownership limit, will cause the number of shares causing the violation to automatically be transferred to a trust for the exclusive benefit of one or more charitable beneficiaries designated by us and the intended transferee will acquire no rights in the shares. Despite these restrictions, it is possible that there could be five or fewer individuals who own more than 50% in value of our outstanding capital stock, which could cause us to fail to continue to qualify as a REIT. In addition, there can be no assurance that our board of directors, as permitted in our charter, will not decrease this ownership limit in the future (provided, however, that a decreased stock ownership limit will not be effective for any person whose ownership of our stock is in excess of the decreased ownership limit until such person’s ownership percentage of our stock equals or falls below the decreased ownership limit).

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

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of our Management Agreement expires on April 25, 2026, with automatic one-year term renewals. However, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy.

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

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Ares Management include:

Ares Management advisory activities. While our Manager and Ares Management have agreed that for so long as our Manager is managing us, neither Ares Management nor any of its affiliates will sponsor or manage any other United States publicly traded REIT that invests primarily in the same asset classes as us, affiliates of our Manager manage other investment vehicles (including non-traded or perpetual life REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized, or that affiliates of our Manager may acquire the management in the future. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar investment opportunities. To the extent such existing vehicles or other future Ares managed vehicles seek to acquire the same target assets as our Company, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager, Ares Management or their affiliates may also give advice to Ares managed investment vehicles that may differ from the advice given to us even though their investment objectives may be the same or similar to ours.

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

Co-investments. Other Ares managed investment vehicles co-invest with us or hold positions in an investment, or provide debt with respect to an underlying property, where we have also invested, including by means of splitting investments, participating in investments or other means of syndication of investments. Such investments may raise potential conflicts of interest between us and such other Ares managed investment vehicles. To the extent such existing vehicles or other Ares managed vehicles that may be organized in the future seek to acquire the same target assets as us, subject to Ares Management’s allocation policy described above, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. In such circumstances, the size of the investment opportunity otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such other parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when such other Ares managed investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us. If we participate in a co-investment with an Ares managed investment vehicle and such vehicle fails to fund a future advance on a loan, we may be required to, or we may elect to, cover such advance and invest additional funds. In addition, if we and such other Ares managed investment vehicles invest in different classes or types of debt or investments relating to the same underlying property or properties, actions may be taken by such other Ares managed investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such investment.

We have recently increased the amount of co-investments in our portfolio, and if we continue to do so, a material portion of our portfolio could consist of co-investments. Increased participation in co-investments may exacerbate the conflicts of interest and other risks described above. In addition, a higher concentration of co-investments may expose us to additional risks, including reduced control over investment decisions, management and exit strategies; liquidity constraints, as our ability to sell or transfer interests in co-investments may be limited or may require consent of our co-investors; and increased operating complexity from the need to coordinate with multiple co-investors.

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

Loan acquisitions from or dispositions to affiliates. We or one or more affiliates of Ares Management may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including us and/or other Ares Management managed investment vehicles, as applicable. From time to time, we may purchase or sell such commercial real estate loans from or to affiliates of Ares Management. Although our Manager will approve the purchase and sale of such loans only on terms, including the consideration to be paid, that are determined by our Manager in good faith to be appropriate for us and provided that we have sufficient liquidity, it is possible that the interests of Ares Management could be in conflict with ours and the interests of our stockholders. Our opportunity to purchase or sell loans from or to Ares Management and its affiliates may be on different and potentially less favorable economic terms than other Ares managed vehicles if our Manager deems such purchase or sale as being otherwise in our best interests.

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

We pay our Manager substantial base management fees regardless of the performance of our portfolio. Pursuant to the terms of the Management Agreement, our Manager receives a base management fee that is calculated as 1.5% of our stockholders’ equity per annum, which is calculated and payable quarterly in arrears in cash, subject to certain adjustments. Our Manager’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Further, the management fee structure gives our Manager the incentive to maximize stockholders’ equity raised by the issuance of new equity securities or the retention of existing equity, regardless of the effect of these actions on existing stockholders. In other words, the management fee structure rewards our Manager primarily based on the size of our equity raised and not on our financial returns to stockholders. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

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

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is defined in our Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of our target investments are structured as debt and we foreclose on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors. For the years ended December 31, 2025 and 2024, no incentive fees were incurred. For the year ended December 31, 2023, incentive fees of $0.3 million were incurred. In evaluating investments and other management strategies, the opportunity to earn incentive fees based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

Any REIT in which we invest directly or indirectly, including the REIT through which we owned our interest in the FL4 CLO Securitization, ACRC 2017-FL3 Holder REIT LLC (“FL3 REIT”), is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT and certain statutory relief provisions do not apply, then (a) the subsidiary REIT would become subject to United States federal income tax, (b) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, (c) our investment in the subsidiary REIT could cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test, and (d) we may fail certain of the asset or income tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of certain statutory relief provisions. To the extent that we issue CLO Securitizations in the future, failure to meet any senior note overcollateralization tests for such CLO Securitizations and any resulting failure to receive payments therefrom, absent a consent dividend by the subsidiary REIT, may be detrimental in the FL3 REIT’s (or another subsidiary REIT issuing collateralized loan obligations) ability to qualify as a REIT.

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

To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20%, in the case of taxable years ending on or before December 31, 2025, or 25%, in the case of taxable years ending after December 31, 2025, of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20%, in the case of taxable years ending on or before December 31, 2025, or 25%, in the case of taxable years ending after December 31, 2025, of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs, and the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. A TRS may earn income that would not be REIT-qualifying income if earned directly by a REIT. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

FL3 TRS, ACRC WM and other TRSs that we may form will pay United States federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 20% or 25%, as applicable, of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), prior to the deduction for dividends paid and comply with various other requirements as a REIT. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for a significant percentage of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for United States federal income tax purposes (although stockholders that are individuals, trusts or estates generally may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations). As a result, United States stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, United States stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a United States stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-United States stockholders, we may be required to withhold United States tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

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

Furthermore, regulatory capital requirements imposed on our private lenders are currently subject to change as a result of the United States federal bank regulatory agencies’ proposal known as “Basel III Endgame,” which seeks to revise the capital framework and meaningfully increase the capital requirements applicable to large banking organizations with $100 billion or more in total consolidated assets or with significant trading activity. The reproposed rule is anticipated to result in an average increase of approximately 9% in common equity tier 1 capital (highest quality capital reserve) for the largest U.S. banks. Adoption of the final rules, expected around early 2026 with full implementation phasing in by 2027, could still potentially reduce market-wide liquidity and increase financing and hedging costs. In the real estate industry specifically, even though the latest version of the proposal softened the proposed capital requirements for banks involved in mortgage lending, if adopted, it remains possible that the additional requirements could have the effect of discouraging mortgage lending. The full impact of the finalized rules will not be fully known until after the rules are implemented by the United States federal bank regulatory agencies. However, their implementation may negatively impact our access to financing, affect the terms of our future financing arrangements and negatively impact the mortgage lending industry in which we operate.

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

From time to time, we, our executive officers, directors and our Manager, and its affiliates and/or any of their respective principals and employees are subject to various legal proceedings, including those arising from our loans. We, our Manager and its affiliates are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Manager or legal or regulatory proceedings or investigations against us, our Manager or its affiliates. We incur significant costs and expenses in connection with any such proceedings, information requests and investigations. Furthermore, third parties try to seek to impose liability on us in connection with our loans. Litigation may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses. We, our Manager or its affiliates depend, to a large extent, on our business relationships and our reputation for integrity to attract and retain investors and to pursue investment opportunities. As a result, allegations of improper conduct asserted by private litigants or regulators, regardless of whether the ultimate outcome is favorable or unfavorable to us, our Manager or its affiliates, as well as negative publicity and press speculation about us, our Manager or its affiliates or our investment activities or the investment industry in general, whether valid or not, may harm our, our Manager’s or its affiliates’ reputation, which may be damaging to our businesses. Legal proceedings or governmental investigations may adversely affect our financial results and reputation.

A major public health crisis, pandemic or epidemic could disrupt the U.S. and global economy and industries in which we operate and negatively impact us.

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

Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks.

Our business faces increasing public scrutiny related to sustainability activities. A variety of organizations measure the performance of companies on sustainability topics, and the results of these assessments are widely publicized. Certain institutional investors may consider such sustainability ratings and measures in making their investment decisions. If our sustainability ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of sustainability factors in our investment processes. Adverse incidents with respect to sustainability activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

“Anti-ESG” sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, have issued related legal opinions, and pursued related investigations and litigation. If investors subject to “anti-ESG” legislation view our Manager’s responsible investing or sustainability practices as being in contradiction of such “anti-ESG” policies, legislation, initiatives or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some conservative groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision and, in January 2025, the Trump Administration signed a number of Executive Orders focused on DEI, which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities, including publicly traded companies. Agencies across the federal government, including the Department of Justice, the Federal Communications Commission, and the Equal Employment Opportunity Commission, have been focusing on DEI-related investigations and enforcement. It is uncertain how the interpretation, application, and enforcement of laws (including U.S. state and federal nondiscrimination laws), policies, and public sentiment related to DEI will evolve, and it may become increasingly challenging to establish global DEI-related policies and programs that meet the varied laws, policies, and norms of different jurisdictions. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both sustainability and DEI related practices could expose our Manager to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with sustainability commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing responsible investment policies and procedures to meet sustainability commitments to investors.

In addition, compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we conduct our business and adversely affect our profitability.

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent company of our Manager. Ares Management’s cybersecurity strategy prioritizes the detection and analysis of, and response to, known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares Management’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares Management’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares Management has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

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

The Ares Management cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training, including for the employees of our Manager. Ares Management also has annual certification requirements for employees who provide services to us pursuant to the Management Agreement with respect to certain policies supporting the cybersecurity program including information security and electronic communications, data protection and privacy. Ares Management undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares Management’s and our critical third-party service providers and other partners. Ares Management also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, our Manager or Ares Management, Ares Management has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Ares Management, including coordinating with the relevant employees of our Manager. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Ares Management’s Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full Ares Management ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Ares Management, as well as to the audit committee of our board of directors and to our full board of directors, if appropriate.

Material Impact of Risks from Cybersecurity Threats

In the last three fiscal years, we have not experienced an information security breach incident that has materially affected our business strategy, results of operations or financial condition and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Security incidents or cyber-attacks, affecting us, our Manager or Ares Management or third-party providers, could adversely affect our business or the business of our borrowers by causing a disruption to our operations or the operations of our borrowers, a compromise or corruption of our confidential, personal or other sensitive information or the confidential, personal or other sensitive information of our borrowers and/or damage to our business relationships or reputation or the business relationships or reputations of our borrowers, all of which could negatively impact the business, financial condition and operating results of us or our borrowers.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares Management’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO reports cybersecurity updates to the Ares Management ERC. The Ares Management ERC is a committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes its CEO, Co-Presidents, CFO, General Counsel, Chief Compliance Officer, Chief Information Officer and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and representatives from our Manager, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigating controls, and ongoing cybersecurity efforts.

Our audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Periodically, reports are provided to our audit committee as well as our full board of directors, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Management Head of Enterprise Risk. Such reporting includes updates on Ares Management’s cybersecurity program as it impacts us, the external threat environment, and Ares Management’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our and Ares Management’s preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

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

During the year ended December 31, 2024, we acquired legal title to a multi-building office property located in North Carolina through a deed in lieu of foreclosure. Prior to our acquisition date, the office property collateralized a $68.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned and also recognized the associated assets and liabilities held at the office property. On December 30, 2025, we sold a building at the multi-building office property to a third party for $5.3 million.

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

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

COMMON STOCK

Our common stock is listed for trading on the NYSE under the symbol “ACRE.” On February 5, 2026, the closing price of our common stock, as reported on the NYSE, was $5.12 per share.

HOLDERS

As of February 5, 2026, there were 189 holders of record of our common stock, including Cede & Co, which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of shares of our common stock. This number does not include beneficial owners who hold shares of our common stock in nominee name. The information related to holders of our common stock was obtained through our registrar and transfer agent, based on the results of a broker search.

DISTRIBUTION POLICY

We elected to be taxed as a REIT for United States federal income tax purposes and, as such, we are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income prior to the deduction for dividends paid. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. This 90% distribution requirement does not require the distribution of net capital gains. However, if a REIT elects to retain any of its net capital gain for any tax year, it must notify its stockholders and pay tax at regular corporate rates on the retained net capital gain. For the year ended December 31, 2025, we plan to satisfy the REIT distribution requirement with dividends paid in 2025. For the year ended December 31, 2024, we elected to satisfy the REIT distribution requirement with dividends paid in 2024. Furthermore, if we distribute less than the sum of (1) 85% of our ordinary income for the calendar year, (2) 95% of our capital gain net income for the calendar year, and (3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in January of the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. For the years ended December 31, 2025 and 2024, we did not incur any expense for U.S. federal excise tax. For the year ended December 31, 2023, we accrued an excise tax benefit of $73 thousand. Excise tax payable is included in the line item “Other liabilities” in the consolidated balance sheets included in this annual report on Form 10-K. Excise tax expense (benefit) is included in the line item “Income tax expense (benefit), including excise tax” in the consolidated statements of operations included in this annual report on Form 10-K.

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

Distributions that stockholders receive (not designated as capital gain dividends or qualified dividend income) will be taxed as ordinary income to the extent they are paid from our earnings and profits (as determined for United States federal income tax purposes), but may be eligible for a 20% deduction under section 199A of the Code with respect to non-corporate taxpayers. However, distributions that we designate as capital gain dividends generally will be taxable as long-term capital gain to our stockholders. Some portion of these distributions may not be subject to tax in the year in which they are received because depreciation expense reduces the amount of taxable income, but does not reduce cash available for distribution. The portion of our stockholders distribution that is not designated as a capital gain dividend and is in excess of our current and accumulated earnings and profits is considered a return of capital for United States federal income tax purposes and will reduce the adjusted tax basis of their investment, but not below zero, deferring such portion of their tax until their investment is sold or our company is liquidated, at which time they will be taxed at capital gain rates (subject to certain exceptions). If such portion of our stockholders distribution exceeds the adjusted tax basis of their investment, such excess will be treated as capital gain if they hold their shares of common stock as a capital asset for United States federal income tax purposes. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Please note that each stockholder’s tax considerations are different, and therefore, our stockholders should consult with their own tax advisors and financial planners prior to making an investment in our shares.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
October 1, 2025 to October 31, 2025	—	$—	—	$50,000
November 1, 2025 to November 30, 2025	—	—	—	50,000
December 1, 2025 to December 31, 2025	—	—	—	50,000
Total	—		—
_____________________________

(1)On July 30, 2025, our board of directors extended our program to repurchase up to $50.0 million of our common stock (the “Repurchase Program”), which is expected to be in effect until July 31, 2026, or until the approved dollar amount has been used to repurchase shares. As of December 31, 2025, $50.0 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

STOCK PERFORMANCE GRAPH

Comparison of Cumulative Total Return

Total Return Performance
Index Value
225
200
175
150
125
100
75
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Ares Commercial Real Estate Corp.
S&P 500 Index
FNMRC Index

SOURCE:    Bloomberg
NOTES:    Assumes $100 invested on December 31, 2020 in ACRE, the S&P 500 Index and the FTSE NAREIT All Mortgage Capped Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company primarily engaged in directly originating and investing in CRE loans and related investments. We are externally managed by ACREM, a subsidiary of Ares Management, a publicly traded, leading global alternative investment manager, pursuant to the terms of the Management Agreement. From the commencement of our operations in late 2011, we have been primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for our own account.

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

Below are significant developments during the year ended December 31, 2025 presented by quarter:

Developments During the First Quarter of 2025:

•We exercised our redemption option under the FL3 collateralized loan obligation ("CLO") securitization on March 17, 2025 and in connection therewith, all of the outstanding notes of the FL3 CLO securitization held by a third party were repaid in full at par through a refinancing of certain remaining underlying loans held for investment under the Wells Fargo Facility and the Citibank Facility.
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
•We closed a $50.0 million senior mortgage loan as part of a co-investment on a multifamily property located in Massachusetts.
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

Developments During the Fourth Quarter of 2025:

•We closed a $50.0 million senior mortgage loan as part of a co-investment on a multifamily property located in North Carolina.
•We closed a $7.3 million senior mortgage loan on a self storage property located in Florida.
•We closed a $58.0 million senior mortgage loan as part of a co-investment on a hotel property located in South Carolina.
•We closed a $100.5 million senior mortgage loan as part of a co-investment on a portfolio of industrial properties located in Georgia.
•We closed a $55.3 million senior mortgage loan on an industrial property located in California.
•We closed a $25.0 million senior mortgage loan as part of a co-investment on a portfolio of hotel properties located in Florida, California and Colorado.
•We closed a $25.0 million senior mortgage loan as part of a co-investment on a hotel property located in Florida.
•We closed a $72.5 million senior mortgage loan on a portfolio of self storage properties located in Texas, Colorado and Florida.
•We amended the Wells Fargo Facility to, among other things, increase the commitment from $450.0 million to $600.0 million with a payment of an upsize fee.
•We sold a building at our multi-building office property located in North Carolina that was classified as real estate owned held for investment to a third party for $5.3 million. We recognized a $2.8 million realized gain on the sale of the building as the net sale proceeds were greater than the allocated net carrying value of the building as of the sale closing date.

Trends Affecting Our Business

Throughout 2025, the U.S. economy continued to expand supported by persistent consumer spending and easing inflationary pressures. The year began with macroeconomic challenges amidst heightened geopolitical uncertainty, both of which continued to weigh on operating performance, property valuations and transaction activity across the commercial real estate sector. These challenges moderated later in the year aided by the Federal Reserve’s shift to a less restrictive monetary policy.

Reduced interest rate pressures and more supportive monetary policy led to individual property transaction volumes growth for the year and broad market indices demonstrated flat to increasing commercial real estate values on a year-over-year basis. Aiding valuations, new construction starts remained near or at 10-year lows across multifamily, industrial, retail and office property types. Lending markets also supported commercial real estate activity reflecting higher conduit and CMBS new-issue volumes quarter-over-quarter and year-over-year as well as a modest increase in bank participation.

While the Federal Reserve has signaled a potential willingness to further reduce interest rates in 2026, there is no certainty that there will be a decrease in interest rates or of the magnitude or pace of potential decreases, especially if inflation accelerates.

Rising operating costs, such as property insurance and raw material costs for property development and improvements, placed pressure on cash flow performance across many real estate property types in 2025. Although certain markets are showing a recovery, office properties nationally continue to experience challenges driven by remote work and elevated costs to operate, improve or repurpose these office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates. Offsetting some of these challenges, there has been a significant decline in new commercial real estate development that began in 2023 and has continued benefitting existing in-demand property types. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities.

While lower market rates and increased capital markets liquidity support commercial real estate property transactions and values, there is pronounced uncertainty around U.S. economic and foreign policies, international relations and their potential impact to the U.S. economy. Should the risks from these factors become more acute, the commercial real estate market we service may be further adversely impacted.

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

Loans are generally collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts repaid. We monitor the performance of our loans held for investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to reduce loan carrying value depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. We may make exceptions to placing a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, and as set forth below, as of December 31, 2025 and 2024, all loans held for investment were paying in accordance with their contractual terms. As of December 31, 2025, we had four loans held for investment on non-accrual status with a carrying value of $308.1 million. As of December 31, 2024, we had five loans held for investment on non-accrual status with a carrying value of $318.4 million.

Loan balances that are deemed to be uncollectible are written-off as a realized loss and are deducted from the CECL Reserve. The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment. During the year ended December 31, 2025, we wrote-off a portion of a subordinated loan on an office property located in New York with outstanding principal of $4.6 million that was extinguished in conjunction with a modification and extension agreement that we entered into with the borrower. During the year ended December 31, 2024, we wrote-off a mezzanine loan on an office property located in New Jersey with outstanding principal of $18.5 million as we deemed the mezzanine loan to be uncollectible.

 Changes in Market Interest Rates. With respect to our business operations, decreases in interest rates, in general, may over time cause:

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

Conversely, increases in interest rates, in general, may over time cause:

•the interest expense associated with our borrowings to increase, subject to any applicable ceilings;

•the value of our mortgage loan portfolio to decline;

•coupons on our floating rate mortgage loans to reset to higher interest rates; and

•to the extent we enter into interest rate swap agreements as part of our hedging strategy where we pay fixed and receive floating interest rates, the value of these agreements to increase.

Credit Risk. We are subject to varying degrees of credit risk in connection with our target investments. Our Manager seeks to mitigate this risk by seeking to originate or acquire investments of higher quality at appropriate prices with appropriate risk adjusted returns given anticipated and unanticipated losses, by employing a comprehensive review and selection process, by proactively monitoring originated or acquired investments (see the performance monitoring methodology above in Changes in Fair Value of Our Assets), and through the use of non-recourse financing, when and where available and appropriate. Nevertheless, unanticipated credit losses have occurred and could occur in the future, and such credit losses could adversely impact our operating results and stockholders’ equity.

Performance of Commercial Real Estate Related Markets. Our business is dependent on the general demand for, and value of, commercial real estate and related services, which are sensitive to economic conditions. Demand for commercial real estate generally increases during periods of stronger economic conditions, resulting in increased property values, transaction volumes and loan origination volumes. During periods of weaker economic conditions, commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property transaction volumes and loan originations. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which also cause us to suffer losses.

Availability of Leverage and Equity. We expect to use leverage to make additional investments. We may not be able to obtain the amount of leverage we desire and, consequently, the returns generated from our investments may be less than we currently expect. To grow our portfolio of investments, we also may determine to raise additional equity. Our access to additional equity will depend on many factors, and our ability to raise equity in the future cannot be predicted at this time.

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

Stock Repurchase Program

On July 30, 2025, our board of directors extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2026, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. During the year ended December 31, 2025, we did not repurchase any shares through the Repurchase Program.

Loans Held for Investment Portfolio

As of December 31, 2025, our portfolio included 34 loans held for investment, excluding 195 loans that were repaid, sold, converted to real estate owned or written-off since inception. As of December 31, 2025, the aggregate originated commitment under these loans at closing was approximately $1.8 billion and outstanding principal was $1.6 billion. During the year ended December 31, 2025, we funded approximately $491.5 million of outstanding principal, received repayments of $572.3 million of outstanding principal and wrote-off a portion of one loan with outstanding principal of $4.6 million. As of December 31, 2025, 84.0% of our loans have SOFR floors, with a weighted average floor of 1.52%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this annual report on Form 10-K, as of December 31, 2025, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of December 31, 2025 ($ in thousands):

	As of December 31, 2025
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,509,670	$1,580,074	5.7%	(2)	7.4%	(3)	1.3
Subordinated debt and preferred equity investments	19,136	20,985	2.7%	(2)	6.7%	(3)	1.3
Total loans held for investment portfolio	$1,528,806	$1,601,059	5.7%	(2)	7.4%	(3)	1.3
_______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of December 31, 2025 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of December 31, 2025 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2025).
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

Current Expected Credit Losses

FASB ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”), requires us to reflect current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broad range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). Increases and decreases to expected credit losses impact earnings and are recorded within (provision for) reversal of current expected credit losses, net in our consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASC 326 is a valuation account that is deducted from the amortized cost basis of our loans held for investment in our consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in our consolidated balance sheets.

We estimate our CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to us when we are the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value ratio, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of our loan portfolio, (iv) the underlying collateral performance and its estimated current and stabilized market values, including projected cash flows and (v) our current and future view of the macroeconomic environment. We may consider loan-specific qualitative factors on certain loans to estimate our CECL Reserve. In order to estimate the future expected loan losses relevant to our portfolio, we utilize historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which we believe is a reasonably comparable and available data set to our type of loans.

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

For such loans that we determine that foreclosure of the collateral is probable, we estimate the CECL Reserve based on the difference between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans that we determine foreclosure is not probable, we may apply a practical expedient to estimate the CECL Reserve using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. To determine the fair value of the collateral, we may employ different approaches depending on the type of collateral, including methods such as the income approach, the market approach or the direct capitalization approach. These methods require the use of key unobservable inputs, which are inherently uncertain and subjective. Determining the appropriate valuation method and selecting the appropriate key unobservable inputs and assumptions requires significant judgment and consideration of factors specific to the underlying collateral being assessed. Additionally, the key unobservable inputs and assumptions that may be used could vary depending on the information available and market conditions as of the valuation date. As such, the fair value that may be used in calculating the CECL Reserve is subject to uncertainty and any actual losses could differ materially from our CECL Reserve.

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

See Notes 2, 5 and 12 included in these consolidated financial statements for additional information regarding real estate owned.
RECENT DEVELOPMENTS

On January 8, 2026, we exercised our $100.0 million accordion option on the Morgan Stanley Facility to increase the maximum commitment from $150.0 million to $250.0 million with payment of an upsize fee.
On January 20, 2026, we exercised our redemption option under the FL4 CLO Securitization, and in connection therewith, all of the outstanding notes of the FL4 CLO Securitization held by third parties were repaid in full at par through a refinancing of the remaining underlying loans held for investment and real estate owned held for investment under our existing Secured Funding Agreements.

On February 6, 2026, we closed a $100.0 million senior mortgage loan as part of a co-investment on a multifamily property located in New York. At closing, the outstanding principal balance was $76.7 million. The loan has a per annum interest rate of SOFR plus 2.45%.

On February 6, 2026, we closed a $50.0 million senior mortgage loan as part of a co-investment on a mixed-use property located in New York. At closing, the outstanding principal balance was $43.6 million. The loan has a per annum interest rate of SOFR plus 3.25%.

Our board of directors declared a regular cash dividend of $0.15 per common share for the first quarter of 2026. The first quarter 2026 dividend will be payable on April 15, 2026 to common stockholders of record as of March 31, 2026.

RESULTS OF OPERATIONS

For the years ended December 31, 2025 and 2024

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Years Ended December 31,
	2025	2024
Total revenue	$54,833	$69,650
Total expenses	(41,409)	(37,930)
(Provision for) reversal of current expected credit losses, net	17,845	18,152
Realized losses on loans	(34,643)	(83,591)
Change in unrealized losses on loans held for sale	—	995
Realized gain (loss) on sale of real estate owned	2,757	(2,287)
Income (loss) before income taxes	(617)	(35,011)
Income tax expense (benefit), including excise tax	285	(18)
Net income (loss) attributable to common stockholders	$(902)	$(34,993)

The following tables set forth select details of our consolidated results of operations for the years ended December 31, 2025 and 2024 ($ in thousands):

Net Interest Margin

	For the Years Ended December 31,
	2025	2024
Interest income	$97,590	$157,717
Interest expense	(65,159)	(105,985)
Net interest margin	$32,431	$51,732

For the years ended December 31, 2025 and 2024, net interest margin was approximately $32.4 million and $51.7 million, respectively. For the years ended December 31, 2025 and 2024, interest income of $97.6 million and $157.7 million, respectively, was generated by weighted average earning assets of $1.4 billion and $2.0 billion, respectively, offset by $65.2 million and $106.0 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, Note Payable (as defined in Note 6 to our consolidated financial statements included in this annual report on Form 10-K), the Secured Term Loan and securitization debt, as applicable, were $1.0 billion for the year ended December 31, 2025 and $1.4 billion for the year ended December 31, 2024. The decrease in net interest margin for the year ended December 31, 2025 compared to the year ended December 31, 2024 is due to a decrease in our weighted average earning assets partially offset by a decrease in our weighted average borrowings for the year ended December 31, 2025 and a decrease in SOFR rates on our loans held for investment for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Revenue From Real Estate Owned

On September 19, 2024, we acquired legal title to a multi-building office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the year ended December 31, 2025, revenue from real estate owned related to this property was $9.4 million. For the period from September 19, 2024 to December 31, 2024, revenue from real estate owned related to this property was $2.8 million.

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

On September 8, 2023, we acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the years ended December 31, 2025 and 2024, revenue from real estate owned related to this property was $13.0 million and $13.2 million, respectively.

Operating Expenses

	For the Years Ended December 31,
	2025	2024
Management and incentive fees to affiliate	$9,837	$10,685
Professional fees	2,755	2,634
General and administrative expenses	7,042	7,822
General and administrative expenses reimbursed to affiliate	3,618	3,825
Expenses from real estate owned	18,157	12,964
Total expenses	$41,409	$37,930

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the changes in operating expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Related Party Expenses

For the year ended December 31, 2025, related party expenses included $9.8 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the year ended December 31, 2025. For the year ended December 31, 2025, related party expenses also included $3.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the year ended December 31, 2024, related party expenses included $10.7 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the year ended December 31, 2024. For the year ended December 31, 2024, related party expenses also included $3.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in management fees for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily relates to a decrease in our weighted average stockholders’ equity for the year ended December 31, 2025 as a result of realized losses on loans. The decrease in allocable general and administrative expenses due to our Manager for the year ended December 31, 2025 compared to the year ended December 31, 2024 relates to changes in the mix of employees of our Manager that allocated time to us year-over-year.

Other Expenses

For the years ended December 31, 2025 and 2024, professional fees were $2.8 million and $2.6 million, respectively, which was relatively consistent year-over-year. For the years ended December 31, 2025 and 2024, general and administrative expenses were $7.0 million and $7.8 million, respectively. The decrease in general and administrative expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily relates to a decrease in stock-based compensation expense due to a reduction in the weighted average grant date fair value for restricted stock and restricted stock unit awards granted after December 31, 2024.

Expenses From Real Estate Owned

For the years ended December 31, 2025 and 2024, expenses from real estate owned were comprised of the following ($ in thousands):

	For the Years Ended December 31,
	2025	2024
Mixed-use property operating expenses	$4,721	$4,672
Office property operating expenses	5,034	2,885
Depreciation and amortization expense	8,402	5,407
Expenses from real estate owned	$18,157	$12,964

For both the years ended December 31, 2025 and 2024, mixed-use property operating expenses were $4.7 million. Mixed-use property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our mixed-use property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.

For the years ended December 31, 2025 and 2024, office property operating expenses were $5.0 million and $2.9 million, respectively, which consists of operating expenses for our office property that was acquired on June 12, 2024 and sold on November 15, 2024 and our multi-building office property that was acquired on September 19, 2024. Office property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our office properties, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees. The increase in office property operating expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to the year ended December 31, 2024 only including operating expenses related to the multi-building office property for the period September 19, 2024 to December 31, 2024 as we did not acquire legal title to the multi-building office property until September 19, 2024.

For the years ended December 31, 2025 and 2024, depreciation and amortization expense was $8.4 million and $5.4 million, respectively, and relate primarily to our mixed-use property acquired on September 8, 2023 and our multi-building office property acquired on September 19, 2024. The increase in depreciation and amortization expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to the year ended December 31, 2024 only including depreciation and amortization expense related to the multi-building office property for the period September 19, 2024 to December 31, 2024 as we did not acquire legal title to the multi-building office property until September 19, 2024.

(Provision for) Reversal of Current Expected Credit Losses, Net

For the years ended December 31, 2025 and 2024, the net reversal of current expected credit losses was $17.8 million and $18.2 million, respectively. For the year ended December 31, 2025, the net reversal of current expected credit losses is primarily due to a realized loss on an office (life sciences) loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments, a relative improvement in the near-term macroeconomic forecasts and other loan-specific attributes during the year ended December 31, 2025. These factors were partially offset by new loan closings and other loan-specific attributes during the year ended December 31, 2025. For the year ended December 31, 2024, the net reversal of current expected credit losses was primarily due to realized losses on five risk rated “5” loans, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term and loan repayments during the year ended December 31, 2024. These factors were partially offset by an increase in the CECL Reserve for risk rated “4” and “5” loans in the portfolio as a result of the impact of the macroeconomic environment, including higher inflation and interest rates, and more particularly, volatility and reduced liquidity in the office sector and other loan-specific attributes during the year ended December 31, 2024.

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

Realized Losses on Loans

In December 2023, we entered into a sale agreement with a third party to sell a senior mortgage loan with outstanding principal of $37.9 million, which was collateralized by a mixed-use property located in California. As of December 31, 2023, the sale had not yet closed and the loan was reclassified from held for investment to held for sale and was carried at the lower of carrying value or fair value in our consolidated balance sheets. We recognized an unrealized loss of $1.0 million in our consolidated statements of operations for the year ended December 31, 2023 upon reclassifying the loan to held for sale as the carrying value of the senior mortgage loan exceeded fair value as determined by the agreed upon sale price of the loan and loan reserves. In January 2024, we closed the sale of the senior mortgage loan. At the time of the sale, the senior mortgage loan was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the March 2023 maturity date. This $1.0 million unrealized loss was realized during the year ended December 31, 2024.

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

In September 2024, we acquired legal title to a multi-building office property located in North Carolina through a deed in lieu of foreclosure. The office property previously collateralized a $68.6 million senior mortgage loan held by us that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. As we do not expect to complete a sale of the office property within the next twelve months, the office property is classified as held for investment, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. For the year ended December 31, 2024, we recognized a realized loss of $5.8 million in our consolidated statements of operations on the derecognition of the senior mortgage loan as the fair value of the office property at acquisition of $60.2 million and the net operating assets and liabilities held at the office property of $(0.2) million at acquisition was less than the $65.8 million cost basis of the senior mortgage loan.

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

In June 2025, we received a discounted payoff on a senior mortgage loan with outstanding principal of $51.5 million, which was collateralized by an office (life sciences) property located in Massachusetts. The discounted payoff was received in conjunction with a sale of the office (life sciences) property by the borrower. For the year ended December 31, 2025, we recognized a realized loss of $33.0 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the carrying value exceeded the net proceeds from the payoff of the loan.

We previously held a senior A-Note loan with an outstanding principal balance of $59.0 million and a subordinated B-Note loan with an outstanding principal balance of $10.6 million, which were both collateralized by an office property located in New York. The subordinated B-Note loan was subordinate to new borrower equity related to additional capital contributions. In September 2025, we entered into a modification and extension agreement with the borrower to, among other things, (1) transfer $6.0 million of the outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, which increased the outstanding principal balance of the senior A-Note loan from $59.0 million to $65.0 million and (2) extinguish the remaining $4.6 million of outstanding principal balance of the subordinated B-Note loan. Upon the transfer of the $6.0 million of outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, the remaining outstanding principal balance of the subordinated B-Note loan was $4.6 million and the remaining carrying value was $1.6 million. In conjunction with the extinguishment of the remaining subordinated B-Note loan, we recognized a realized loss of $1.6 million in our consolidated statements of operations for the year ended December 31, 2025, which was equal to the remaining carrying value of the subordinated B-Note loan.

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

Realized Gain (Loss) on Sale of Real Estate Owned

For the year ended December 31, 2024, we recognized a $2.3 million realized loss on the sale of the office property that was recognized as real estate owned held for sale as the net sale proceeds were less than the net carrying value of the office property as of the sale closing date.

In December 2025, we sold a building at our multi-building office property located in North Carolina that was classified as real estate owned held for investment to a third party for $5.3 million. For the year ended December 31, 2025, we recognized a $2.8 million realized gain on the sale of the building as the net sale proceeds were greater than the allocated net carrying value of the building as of the sale closing date.

For the years ended December 31, 2024 and 2023

The comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2024 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As a result of the commercial real estate environment during 2025, certain borrowers have been unable to make interest and principal payments timely, including at the maturity date of the borrower’s loan. We increase our CECL Reserve from time to time, as necessary, to reflect this risk. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. For example, certain of our Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio and loan concentration. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. If we experience borrower default as a result of macroeconomic conditions or otherwise, we may not be able to negotiate modifications to our borrowings with our lenders or receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

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

As of February 5, 2026, we had approximately $148 million in liquidity including $32 million of cash and $116 million of availability under our Secured Funding Agreements.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Years Ended December 31,
	2025	2024
Net income (loss)	$(902)	$(34,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	22,256	70,542
Net cash provided by (used in) operating activities	21,354	35,549
Net cash provided by (used in) investing activities	148,144	427,914
Net cash provided by (used in) financing activities	(168,635)	(507,628)
Change in cash, cash equivalents and restricted cash	$863	$(44,165)

During the years ended December 31, 2025 and 2024, cash, cash equivalents and restricted cash increased (decreased) by $0.9 million and $(44.2) million, respectively.

Operating Activities

For the years ended December 31, 2025 and 2024, net cash provided by operating activities totaled $21.4 million and $35.5 million, respectively. For the year ended December 31, 2025, adjustments to net income (loss) related to operating activities primarily included the net reversal of current expected credit losses of $17.8 million, accretion of discounts, deferred loan origination fees and costs of $4.3 million, amortization of deferred financing costs of $4.6 million, depreciation and amortization of real estate owned of $8.5 million and realized losses on loans of $34.6 million. For the year ended December 31, 2024, adjustments to net income (loss) related to operating activities primarily included the net reversal of current expected credit losses of $18.2 million, accretion of discounts, deferred loan origination fees and costs of $5.0 million, amortization of deferred financing costs of $5.1 million and realized losses on loans of $83.6 million.

Investing Activities

For the year ended December 31, 2025, net cash provided by investing activities totaled $148.1 million and was primarily related to cash received from principal collections and cost-recovery proceeds on loans held for investment exceeding the cash used for the origination and funding of loans held for investment. For the year ended December 31, 2024, net cash provided by investing activities totaled $427.9 million and was primarily related to cash received from principal collections and cost-recovery proceeds on loans held for investment and from the sale of loans held for sale exceeding the cash used for the origination and funding of loans held for investment.

Financing Activities

For the year ended December 31, 2025, net cash used in financing activities totaled $168.6 million and was primarily related to repayments of our Secured Funding Agreements of $217.8 million, repayments of debt of consolidated VIEs of $356.1 million, repayments of our Secured Term Loan of $40.0 million and dividends paid of $39.0 million, partially offset by proceeds from our Secured Funding Agreements of $487.6 million. For the year ended December 31, 2024, net cash used in financing activities totaled $507.6 million and was primarily related to repayments of our Secured Funding Agreements of $188.1 million, repayment in full and termination of our $105.0 million recourse note, repayments of debt of consolidated VIEs of $267.9 million, repayments of our Secured Term Loan of $20.0 million and dividends paid of $59.6 million, partially offset by proceeds from our Secured Funding Agreements of $136.8 million.

For the years ended December 31, 2024 and 2023

The comparison of our cash flows for the fiscal years ended December 31, 2024 and 2023 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2024 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Financing Agreements are described in the following table ($ in thousands):

	As of
	December 31, 2025					December 31, 2024
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$600,000	$438,911	SOFR+1.40 to 3.75%	February 10, 2028	(1)	$450,000	$210,216	SOFR+1.50 to 3.75%	December 15, 2025	(1)
Citibank Facility	325,000	269,265	SOFR+1.50 to 3.00%	January 13, 2027	(2)	325,000	228,727	SOFR+1.50 to 2.60%	January 13, 2027	(2)
CNB Facility	75,000	—	SOFR+3.25%	March 10, 2026	(3)	75,000	—	SOFR+3.25%	March 10, 2025	(3)
Morgan Stanley Facility	150,000	150,000	SOFR+1.75 to 3.50%	July 16, 2026	(4)	250,000	149,525	SOFR+1.60 to 3.50%	July 16, 2025	(4)
Subtotal	$1,150,000	$858,176				$1,100,000	$588,468

Secured Term Loan	$90,000	$90,000	5.25%	November 12, 2026	(5)	$130,000	$130,000	4.50%	November 12, 2026	(5)
Total	$1,240,000	$948,176				$1,230,000	$718,468
_____________________________

(1)In February 2025, we amended the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) to, among other things, extend the initial maturity date and funding period of the Wells Fargo Facility to February 10, 2028, subject to two 12-month extensions, each of which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid. In December 2025, we amended the Wells Fargo Facility to, among other things, increase the commitment from $450.0 million to $600.0 million.
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
(3)In February 2025, we exercised our 12-month extension option to extend the maturity date of the secured revolving funding facility with City National Bank (the "CNB Facility") to March 10, 2026. The interest rate on advances under the CNB Facility is a per annum rate equal to the sum of, at our option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of December 31, 2025, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
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
(5)The maturity date of the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”) is November 12, 2026. Advances under the Secured Term Loan are set to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months. The Secured Term Loan has a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $120.0 million as of February 1, 2025, (ii) $110.0 million as of May 1, 2025, (iii) $100.0 million as of August 1, 2025 and (iv) $90.0 million as of November 1, 2025. In each of January 2025, April 2025, July 2025 and October 2025, we elected to repay $10.0 million of outstanding principal on the Secured Term Loan at par.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of December 31, 2025, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this annual report on Form 10-K for more information on our Financing Agreements.

Securitizations

As of December 31, 2025, both the carrying amount and outstanding principal of our FL4 CLO Securitization was $99.9 million. See Note 15 to our consolidated financial statements included in this annual report on Form 10-K for additional terms and details of our FL4 CLO Securitization. On January 20, 2026, we exercised our redemption option under the FL4 CLO Securitization, and in connection therewith, exchanged our remaining FL4 Notes and preferred equity in the FL4 Issuer for the remaining mortgage loans held by the FL4 Issuer and all of the FL4 Notes held by third parties were repaid in full at par.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations as of December 31, 2025 are described in the following table ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Wells Fargo Facility	$438,911	$—	$438,911	$—	$—
Citibank Facility	269,265	—	269,265	—	—
CNB Facility	—	—	—	—	—
Morgan Stanley Facility	150,000	150,000	—	—	—
Secured Term Loan	90,000	90,000	—	—	—
Future Loan Funding Commitments	59,876	858	59,018	—	—
Total	$1,008,052	$240,858	$767,194	$—	$—

The table above does not include the related interest expense or extension options, as applicable, under the Secured Funding Agreements and the Secured Term Loan.

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

Dividends

We elected to be taxed as a REIT for United States federal income tax purposes and, as such, anticipate annually distributing to our stockholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (1) 85% of our ordinary income for the calendar year, (2) 95% of our capital gain net income for the calendar year and (3) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our stockholders and pay tax at regular corporate rates on the retained net capital gain. The stockholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, receive a credit for their share of the tax paid by such REIT, and are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.

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

In the commercial real estate market environment during 2025, certain borrowers have not been able to repay principal upon the loan maturity and may not be able to qualify for loan extensions. Additionally, when tenants are not able to pay rent to their landlords, property owners have difficulties making payments to their lenders. We have continued regular dialogue with our borrowers and our financing providers to assess this credit risk.

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

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into or may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk. As of December 31, 2025, we did not have hedging or derivative financial instruments in place.

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

Interest Rate Effect on Net Income

Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day SOFR as of December 31, 2025 and (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of December 31, 2025 ($ in millions):

Change in 30-Day SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$2.6
Up 50 basis points	1.3
Down 50 basis points	(1.3)
Down 100 basis points	(1.7)
SOFR at 0 basis points	6.8

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

Prepayment and Securitizations Repayment Risk

Our net income (loss) and earnings may be affected by prepayment rates on our existing CRE loans. When we originate our CRE loans, we anticipate that we will generate an expected yield. When borrowers prepay their CRE loans faster than we expect, we may be unable to replace these CRE loans with new CRE loans that will generate yields which are as high as the prepaid CRE loans. If prepayment rates decrease in a high interest rate environment, borrowers exercise extension options on CRE loans or we extend the term of CRE loans, the life of the loans could extend beyond the term of the Financing Agreements that we borrow on to fund our CRE loans. This could have a negative impact on our results of operations. In some situations, we may be forced to fund additional cash collateral in connection with the Financing Agreements or sell assets to maintain adequate liquidity, which could cause us to incur losses. Additionally, to the extent we issue CLO securitizations, principal repayment proceeds from mortgage loans in such securitizations are typically applied sequentially, first used to pay down the senior notes in the CLO securitization. We would not receive any proceeds from the repayment of loans in a CLO securitization until all senior notes are repaid in full.

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

In addition, our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. For example, certain of our Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio and loan concentration. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. In addition, in the past, our CLO securitizations have contained certain senior note overcollateralization ratio tests. To the extent we issue CLO securitizations in the future and we fail to meet these tests, if included, amounts that would otherwise be used to make payments on the subordinate securities that we would hold would be used to repay principal on the more senior securities to the extent necessary to satisfy any senior note overcollateralization ratio and we may incur significant losses. Our sources of liquidity may be impacted to the extent we do not receive cash payments that we would otherwise expect to receive from the CLO securitizations if these tests were met. Additionally, in such a case, interest income may continue to accrue for the holders of subordinate securities within the CLO securitization notwithstanding the cash being used to repay principal on the more senior securities. This would cause us to recognize income but not have a corresponding amount of cash available for operations or for distribution to our stockholders.

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

Real Estate Risk

Our real estate investments and the value of real estate owned are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; local markets with a significant exposure to the energy sector; construction quality, age and design; demographic factors; insurance costs; and retroactive changes to building or similar codes. Elevated interest rates and inflation have had, and continue to have, an adverse impact on industries whose properties serve as collateral for some of our portfolio investments. Similarly, increased demand for work-from-home arrangements and elevated costs to operate, improve or repurpose office properties have impacted the operations of office properties and rising operating costs, such as property insurance, have further pressured cash flow performance of commercial real estate. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, and reduce the value of properties that we own as a result of default on the underlying loan, each of which could cause us to suffer losses. We seek to manage these risks through our underwriting and asset management processes.

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

    (c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

    (d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 23, 2012, we adopted an equity incentive plan, which was amended and restated in June 2018 and further amended in May 2022 (as further amended, the “Amended and Restated 2012 Equity Incentive Plan”). In April 2024, our board of directors authorized, and in May 2024, our stockholders approved, the second amendment to the Amended and Restated 2012 Equity Incentive Plan, which increased the total number of shares of common stock we may grant thereunder to 5,015,000 shares. Pursuant to our Amended and Restated 2012 Equity Incentive Plan, we may grant awards consisting of restricted shares of our common stock, restricted stock units and/or other equity-based awards to our directors, our Manager and its personnel and other eligible awardees under the plan. As of December 31, 2025, 62% of the shares reserved under our Amended and Restated 2012 Equity Incentive Plan, or a total of 3,131,174 restricted shares of our common stock, restricted stock units and/or other equity-based awards, had been granted and 38% of the shares reserved, or 1,883,826 shares remained available for future issuance under our Amended and Restated 2012 Equity Incentive Plan. Aside from our Amended and Restated 2012 Equity Incentive Plan, we have no other compensation plans or arrangements under which our securities may be issued (whether or not approved by our stockholders). For further discussion of our Amended and Restated 2012 Equity Incentive Plan, see Note 9 to our consolidated financial statements included in this annual report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(2)
Equity compensation plans approved by stockholders	1,256,271	$—	1,883,826
Equity compensation plans not approved by stockholders	—	—	—
Total	1,256,271	$—	1,883,826
____________________________

(1)Consists of shares to be issued upon vesting of outstanding restricted stock units, which do not have an exercise price.
(2)The securities shown in this column may be issued as restricted stock, restricted stock units and/or other equity-based awards to eligible awardees under our Amended and Restated 2012 Equity Incentive Plan.

See Note 9 included in these consolidated financial statements for our schedule of non-vested share and share equivalents.

All other information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

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

3.    Exhibits.

Exhibit Number		Exhibit Description
3.1		Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (conformed copy as of June 19, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-35517), filed on October 29, 2020).
3.2		Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2023).
4.1		Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K (File No. 001-35517), filed on February 20, 2020).
10.1		Registration Rights Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Investments Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012).
10.2		Trademark License Agreement, dated April 25, 2012, between Ares Commercial Real Estate Corporation and Ares Management LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012).
10.3	#	Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 (File No. 333-225891), filed on June 26, 2018).
10.4	#	First Amendment to Ares Commercial Real Estate Corporation Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A for its 2022 Annual Meeting of Stockholders (File No. 001-35517), filed on April 7, 2022).
10.5	#	Second Amendment to Ares Commercial Real Estate Corporation Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A for its 2024 Annual Meeting of Stockholders filed on April 4, 2024).
10.6	#	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Amendment No. 3 to Form S‑11 (File No. 333‑176841), filed on April 12, 2012).
10.7	#	Form of Restricted Stock Agreement with officers (incorporated by reference to Exhibit 10.3 to the Company’s Form S-8 (File No. 333-225891), filed on June 26, 2018).
10.8	#	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 2, 2020).
10.9	#	Form of Indemnification Agreement with directors and certain officers (incorporated by reference to Exhibit 10.4 to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012).
10.10	#	Form of Indemnification Agreement with members of the Investment Committee and/or Underwriting Committee of Ares Commercial Real Estate Management LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8‑K (File No. 001‑35517), filed on May 4, 2012).
10.11		Credit Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014).
10.12		Amendment Number One to Credit Agreement and Consent, dated as of July 30, 2014, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Form 8‑K (File No. 001‑35517), filed on July 31, 2014).
10.13		Amendment No. 2 to Credit Agreement dated as of July 29, 2016, by and among ACRC Lender LLC, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Form 10‑Q (File No. 001‑35517), filed on August 4, 2016).

10.14	Amendment No. 3 to Credit Agreement dated as of February 26, 2016, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.53 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 1, 2016).
10.15	Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.42 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 1, 2018).
10.16	Reaffirmation and Consent to Amendment No. 4 to Credit Agreement and Amendment No. 1 to General Continuing Guaranty dated as of December 27, 2016, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.43 to the Company’s Form 10‑K (File No. 001‑35517), filed on March 1, 2018).
10.17	Amendment No. 5 to Credit Agreement dated as of March 2, 2017, by and among ACRC Lender LLC, as borrower, Ares Commercial Real Estate Corporation, as Guarantor and City National Bank, a national banking association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017).
10.18	Amendment No. 6 to the Credit Agreement dated as of April 19, 2017, by and among, the several banks and other financial institutions and lenders from time to time party thereto, each individually as a lender and, collectively, as the lenders, and City National Bank, as administrative agent to the lenders, and ACRC Lender LLC, as the borrower (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017).
10.19	Amendment No. 7 to the Credit Agreement dated as of June 5, 2019, by and among, ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on June 7, 2019).
10.20	Amendment Number Eight to Credit Agreement and Amendment to General Continuing Guaranty, dated as of November 12, 2021, by and among ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, the lenders party thereto, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021).
10.21	General Continuing Guaranty, dated as of March 12, 2014, by Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014).
10.22	Security Agreement, dated as of March 12, 2014, by ACRC Lender LLC, as borrower, in favor of City National Bank, a national banking association, as arranger and administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014).
10.23	Intercompany Subordination Agreement, dated as of March 12, 2014, by and among ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor, in favor of City National Bank, a national banking association, as arranger and administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 8‑K (File No. 001‑35517), filed on March 14, 2014).
10.24	Master Repurchase Agreement, dated as of December 8, 2014, by and between ACRC Lender C LLC, as seller, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 12, 2014).
10.25	Omnibus Amendment to Other Transaction Documents and Reaffirmation of Guaranty, dated as of December 8, 2014, by and among ACRC Lender C LLC, ACRC Lender LLC, Ares Commercial Real Estate Corporation and Citibank, N.A (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on December 12, 2014).
10.26	Second Amended and Restated Substitute Guaranty Agreement, dated as of December 13, 2018, by Ares Commercial Real Estate Corporation in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2018).
10.27	First Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of July 24, 2019, by and among Ares Commercial Real Estate Corporation, as Guarantor, Citibank, N.A., as Buyer, and ACRC Lender C LLC, as Seller (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on November 8, 2019).
10.28	Second Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of February 10, 2022, by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A., as buyer and ACRC Lender C LLC, as seller (incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022).

10.29	First Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.4 to the Company’s Form 10‑Q (File No. 001‑35517), filed on August 4, 2016).
10.30	Second Amendment to Master Repurchase Agreement and Guaranty dated as of July 13, 2016, among ACRC Lender C LLC, as borrower, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 19, 2016).
10.31	Amended and Restated Fourth Amendment to Master Repurchase Agreement dated as of December 13, 2018, among ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2018).
10.32	Fifth Amendment to Master Repurchase Agreement, dated as of November 30, 2021, by and among, ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 1, 2021).
10.33	Sixth Amendment to Master Repurchase Agreement, dated as of January 13, 2022, by and among, ACRC Lender C LLC, as seller, Ares Commercial Real Estate Corporation, as guarantor, and Citibank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 13, 2022).
10.34	Credit and Guaranty Agreement, dated as of December 9, 2015 by and among Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors, the lenders party thereto, Highbridge Principal Strategies, LLC, as administrative agent and DBD Credit Funding LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2015).
10.35	Pledge and Security Agreement, dated as of December 9, 2015 among Ares Commercial Real Estate Corporation, ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC, ACRC Warehouse Holdings LLC and ACRC Lender and DBD Credit Funding LLC, as collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2015).
10.36	Negative Pledge Agreement, dated as of December 9, 2015 by Ares Commercial Real Estate Corporation, ACRC KA JV Investor LLC, ACRC Lender LLC, ACRC Champions Investor LLC and ACRE Capital Holdings LLC in favor of DBD Credit Funding LLC, as collateral agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2015).
10.37	First Amendment to Credit and Guaranty Agreement dated as of December 22, 2017 and is entered into by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower and ACRC Holdings LLC, ACRC Mezz Holdings LLC, ACRC CP Investor LLC and ACRC Warehouse Holdings LLC, as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 29, 2017).
10.38	Amended and Restated Credit and Guaranty Agreement, dated as of November 12, 2021, by and among, Wilmington Trust, National Association, as grantor trust trustee, as lender, Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower, and ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021).
10.39	Reaffirmation Agreement, dated as of November 12, 2021, by and among, Cortland Capital Market Services LLC, as the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on November 15, 2021).
10.40	Amended and Restated Indenture dated as of January 11, 2019 among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as advancing agent and note administrator (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on May 1, 2019).
10.41	First Supplement to Amended and Restated Indenture dated as of April 13, 2021, by and among ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer, ACRE Commercial Mortgage 2017-FL3 LLC, as co-issuer, Wells Fargo Bank, National Association, as advancing agent and note administrator, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on April 19, 2021).
10.42	Mortgage Asset Purchase Agreement dated as of March 2, 2017 between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on May 2, 2017).

10.43	Second Amended and Restated Master Repurchase and Securities Contract dated as of May 1, 2017, by and among, ACRC Lender W LLC, as existing seller, ACRC Lender W TRS LLC, as new seller, and Wells Fargo Bank, National Association, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017).
10.44	Reaffirmation Agreement dated as of May 1, 2017, by Ares Commercial Real Estate Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on August 3, 2017).
10.45	Amendment Number One to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 14, 2018, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 20, 2018).
10.46	Amendment Number Two to the Second Amended and Restated Master Repurchase and Securities Contract dated as of December 11, 2020, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 14, 2020).
10.47	Third Amended and Restated Master Repurchase and Securities Contract, dated as of February 10, 2022, by and among ACRC Lender W LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller and Wells Fargo Bank, N.A., as buyer (incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022).
10.48	Amendment No. 1 to Third Amended and Restated Master Repurchase and Securities Contract, dated as of December 14, 2022, by and among, ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, and Wells Fargo Bank, National Association, as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on December 19, 2022).
10.49	Mortgage Asset Purchase Agreement dated as of January 11, 2019, between ACRC Lender LLC, as seller and ACRE Commercial Mortgage 2017-FL3 Ltd., as issuer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on May 1, 2019).
10.50	Indenture dated as of January 28, 2021, among ACRE Commercial Mortgage 2021-FL4 Ltd, as issuer, ACRE Commercial Mortgage 2021-FL4 LLC, as co-issuer, ACRC Lender LLC, as advancing agent, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as note administrator (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on January 29, 2021).
10.51	Mortgage Asset Purchase Agreement, dated as of January 28, 2021, between ACRC Lender LLC, as seller, and ACRE Commercial Mortgage 2021-FL4 Ltd., as issuer, and agreed and acknowledged by ACRC 2017-FL3 Holder REIT LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35517), filed on January 29, 2021).
10.52	Amendment to Parent Guaranty and Indemnity, dated as of February 10, 2022, by and among Morgan Stanley Bank, N.A., as buyer, ACRC Lender MS LLC, as seller, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022).
10.53	Second Amended and Restated Guarantee Agreement, dated as of February 10, 2022 by and among Ares Commercial Real Estate Corporation, as guarantor, and Wells Fargo Bank, National Association, as buyer (incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2022).
10.54	Second Amendment to Master Repurchase and Securities Contract Agreement, dated as of March 21, 2022, by and between ACRC Lender MS LLC, as seller, and Morgan Stanley Bank, N.A., as buyer (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 001-35517), filed on May 3, 2022).
10.55	Amended and Restated Management Agreement, dated as of July 26, 2022, between Ares Commercial Real Estate Management LLC and Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022).
10.56	Credit and Security Agreement, dated as of July 28, 2022, by and among Capital One, National Association, as administrative agent and a lender, and ACRC Lender Co LLC, as borrower (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022).
10.57	Guaranty of Recourse Obligations, dated as of July 28, 2022, by and among Capital One, National Association, as administrative agent, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-35517), filed on July 29, 2022).
10.58	Third Amendment to Master Repurchase and Securities Contract Agreement, dated as of July 27, 2023, by and between ACRC Lender MS LLC, as seller, and Morgan Stanley Bank, N.A., as buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on August 2, 2023).
10.59	Amendment Number Nine to Credit Agreement, dated as of January 31, 2024, by and among, Ares Commercial Real Estate Corporation, as guarantor, ACRC Lender LLC, as borrower, City National Bank, a national banking association, as arranger and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on February 6, 2024).

10.60	Amendment Number Two to Third Amended and Restated Master Repurchase and Securities Contract and Amendment No. 1 to Second Amended and Restated Guarantee Agreement, dated as of April 19, 2024, by and among ACRC Lender W LLC, as seller, ACRC Lender W TRS LLC, as seller, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).
10.61	Third Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of April 23, 2024 by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A., a national banking association as buyer, and ACRC Lender C, LLC, as Seller (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).
10.62	Amendment Number Three to General Continuing Guaranty, dated as of April 26, 2024, by and among City National Bank, a national banking association, as administrative agent, Ares Commercial Real Estate Corporation as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).
10.63	First Amendment to Guaranty of Recourse Obligations, dated as of May 6, 2024, by and between Ares Commercial Real Estate Corporation, as guarantor, and Capital One, National Association, a national banking association, as administrative agent for the benefit of the Lenders, and as Lender (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).
10.64	Fourth Amendment to Master Repurchase and Securities Contract and Second Amendment of Parent Guaranty and Indemnity, dated as of May 6, 2024, by and among Morgan Stanley Bank, N.A., a national banking association, as buyer, ACRC Lender MS LLC, as seller, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).
10.65	First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of May 8, 2024, by and among Cortland Capital Market Services LLC, as the administrative agent and the collateral agent for the lenders, and Ares Commercial Real Estate Corporation, as borrower, and ACRC Holdings LLC, ACRC Mezz Holdings LLC and ACRC Warehouse Holdings LLC, as guarantors (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q (File No. 001-35517), filed on May 9, 2024).
10.66	Fourth Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of August 2, 2024, by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A, a national banking association, as buyer, and ACRC Lender C LLC, as seller (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024).
10.67	Third Amendment to Parent Guaranty and Indemnity, dated as of August 2, 2024, by and among Morgan Stanley Bank, N.A., a national banking association, as buyer, ACRC Lender MS LLC, as seller, and Ares Commercial Real Estate Corporation as guarantor (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024).
10.68	Amendment Number Ten to Credit Agreement and Amendment Number Four to General Continuing Guaranty, dated as of August 2, 2024, by and among the Lenders, City National Bank, a national banking association, as Agent, ACRC Lender LLC, as Borrower, and Ares Commercial Real Estate Corporation, as Guarantor (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024).
10.69	Amendment No. 2 to Second Amended and Restated Guarantee Agreement, dated as of August 2, 2024, by and among ACRC Lender W, LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on August 6, 2024).
10.70	Amendment Number Eleven to Credit Agreement, dated as of November 6, 2024, by and among the Lenders, City National Bank, a national banking association, as agent, ACRC Lender LLC, as borrower, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on November 7, 2024).
10.71	Omnibus Amendment to Transaction Documents, dated as of November 4, 2024, by and among ACRC Lender C LLC, as Seller, ACRC 2017-FL3 Holder REIT LLC, as Pledgor, Ares Commercial Real Estate Corporation, as Guarantor, and Citibank, N.A., a national banking association, as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-35517), filed on November 7, 2024).
10.72	Omnibus Amendment to Repurchase Documents, dated as of November 4, 2024, by and among ACRC Lender W LLC and ACRC Lender W TRS LLC, as Sellers, ACRC 2017-FL3 Holder REIT LLC, as Pledgor, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-35517), filed on November 7, 2024).
10.73	Fifth Amendment to Master Repurchase and Securities Contract, dated as of October 22, 2024, by and among Morgan Stanley Bank, N.A., a national banking association, as Buyer, ACRC Lender MS LLC, as Seller, and Ares Commercial Real Estate Corporation, as Guarantor (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-35517), filed on November 7, 2024).

10.74		Seventh Amendment to Master Repurchase Agreement, dated as of December 31, 2024, by and among ACRC Lender C LLC, as Seller, Ares Commercial Real Estate Corporation, as Guarantor, and Citibank, N.A., a national banking association, as Buyer (incorporated by reference to Exhibit 10.84 to the Company’s Form 10-K (File No. 001-35517), filed on February 12, 2025).
10.75		Amendment No. 4 to Third Amended and Restated Master Repurchase and Securities Contract, dated as of February 10, 2025, by and among ACRC Lender W LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-35517), filed on May 7, 2025).
10.76		Sixth Amendment to Master Repurchase and Securities Contract and Third Amendment to Fee Letter, dated as of June 30, 2025, by and among Morgan Stanley Bank, N.A., a national banking association, as buyer, ACRC Lender MS LLC and ACRC Lender MS II LLC, as sellers, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on July 7, 2025).
10.77	*	Amendment No. 5 to Third Amended and Restated Master Repurchase and Securities Contract, dated as of December 18, 2025, by and among ACRC Lender W LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller, Ares Commercial Real Estate Corporation, as Guarantor, ACRC Warehouse Holdings LLC, as pledgor, ACRC 2017-FL3 Holder REIT LLC, as pledgor, and Wells Fargo Bank, National Association, a national banking association, as Buyer
19.1		Insider Trading Policy (effective January 30, 2025, incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K (File No. 001-35517), filed on February 12, 2025).
21.1	*	Subsidiaries of Ares Commercial Real Estate Corporation
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1		Clawback Policy (effective October 31, 2023, incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K (File No. 001-35517), filed on February 22, 2024).
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Filed herewith
#	Denotes a management contract or compensatory plan or arrangement

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Commercial Real Estate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ares Commercial Real Estate Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 9, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 9, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Commercial Real Estate Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Commercial Real Estate Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2026 expressed an unqualified opinion thereon.

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

Current expected credit losses

Description of the Matter
At December 31, 2025, the Company’s loan portfolio was $1.5 billion, the current expected credit loss reserve (“CECL” or the “CECL Reserve”) related to the outstanding loan balance was $125.8 million and the current expected credit loss reserve for unfunded loan commitments was $1.4 million, resulting in a total current expected credit loss reserve of $127.1 million. As explained in Note 4 to the consolidated financial statements, the Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for an individual loan. Additionally, the Company may identify specific loans to be collateral dependent if (i) the loan is expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) the borrower is experiencing financial difficulty. For collateral dependent loans, the Company estimates expected losses using the difference between the estimated fair value of the collateral and the amortized cost basis of the loan.

Auditing the CECL Reserve is highly subjective due to the judgmental nature of the model and the underlying assumptions required to estimate expected credit losses as of the balance sheet date. For example, estimating the CECL Reserve requires significant judgment with respect to various factors, including the Company’s estimate of current and stabilized market values of collateral underlying the loans and the estimate of fair value of the collateral for loans determined to be collateral dependent.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls related to the measurement of the CECL Reserve, including collateral dependent loans. This included management’s review controls over the assessment of the CECL methodology, management’s review of the estimated value of the underlying collateral, and the review and approval process over the final determination of the CECL Reserve.
To test management’s estimate of the CECL Reserve, we performed audit procedures that included, among others, evaluating the Company’s expected credit loss methodology, testing the completeness and accuracy of the data used, and reviewing subsequent events and transactions to evaluate whether they corroborated the Company’s estimates of the CECL Reserve. Additionally, for a sample of loans, we performed procedures that included, among others, performing sensitivity analyses, identifying key inputs and assumptions used in estimating the value of the underlying collateral, testing the key inputs and assumptions through comparison to internal or external sources, and/or developing an independent estimate of the value of the underlying collateral. Where applicable, we utilized the assistance of our internal valuation specialists and other subject matter experts to assist in the assessment of the methodologies utilized by the Company and to perform corroborative analyses to help assess whether the inputs and assumptions used in determining estimated value of the underlying collateral were supported by observable market data.

/s/Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Los Angeles, California

February 9, 2026

PART I - FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$29,289	$63,799
Restricted cash ($1,108 and $2,495 related to consolidated VIEs, respectively)	37,868	2,495
Loans held for investment ($138,950 and $551,955 related to consolidated VIEs, respectively)	1,528,806	1,656,688
Current expected credit loss reserve	(125,756)	(136,224)
Loans held for investment, net of current expected credit loss reserve	1,403,050	1,520,464
Investment in available-for-sale debt securities, at fair value	—	8,684
Real estate owned held for investment, net ($52,634 and $58,844 related to consolidated VIEs, respectively)	130,165	139,032
Other assets ($76 and $1,991 of interest receivable related to consolidated VIEs, respectively)	17,770	16,732
Total assets	$1,618,142	$1,751,206
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$858,176	$588,468
Secured term loan	89,360	128,062
Collateralized loan obligation securitization debt (consolidated VIEs)	99,921	455,839
Due to affiliate	4,061	3,790
Dividends payable	8,442	13,924
Other liabilities ($257 and $1,309 of interest payable related to consolidated VIEs, respectively)	48,614	20,991
Total liabilities	1,108,574	1,211,074
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at December 31, 2025 and 2024 and 55,026,453 and 54,542,178 shares issued and outstanding at December 31, 2025 and 2024, respectively	532	532
Additional paid-in capital	820,827	816,923
Accumulated other comprehensive income (loss)	—	37
Accumulated earnings (deficit)	(311,791)	(277,360)
Total stockholders' equity	509,568	540,132
Total liabilities and stockholders' equity	$1,618,142	$1,751,206

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenue:
Interest income	$97,590	$157,717	$198,608
Interest expense	(65,159)	(105,985)	(109,652)
Net interest margin	32,431	51,732	88,956
Revenue from real estate owned	22,402	17,918	3,970
Total revenue	54,833	69,650	92,926
Expenses:
Management and incentive fees to affiliate	9,837	10,685	12,263
Professional fees	2,755	2,634	3,054
General and administrative expenses	7,042	7,822	7,244
General and administrative expenses reimbursed to affiliate	3,618	3,825	3,434
Expenses from real estate owned	18,157	12,964	2,518
Total expenses	41,409	37,930	28,513
(Provision for) reversal of current expected credit losses, net	17,845	18,152	(91,825)
Realized losses on loans	(34,643)	(83,591)	(10,499)
Change in unrealized losses on loans held for sale	—	995	(995)
Realized gain (loss) on sale of real estate owned	2,757	(2,287)	—
Income (loss) before income taxes	(617)	(35,011)	(38,906)
Income tax expense (benefit), including excise tax	285	(18)	(39)
Net income (loss) attributable to common stockholders	$(902)	$(34,993)	$(38,867)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.02)	$(0.64)	$(0.72)
Diluted earnings (loss) per common share	$(0.02)	$(0.64)	$(0.72)
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	54,886,025	54,446,368	54,281,998
Diluted weighted average shares of common stock outstanding	54,886,025	54,446,368	54,281,998

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss) attributable to common stockholders	$(902)	$(34,993)	$(38,867)
Other comprehensive income (loss):
Realized and unrealized gains (losses) on derivative financial instruments	—	—	(7,486)
Change in unrealized gains (losses) on available-for-sale debt securities	(37)	(116)	98
Comprehensive income (loss)	$(939)	$(35,109)	$(46,255)

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	54,443,983	$537	$812,788	$7,541	$(73,326)	$747,540
Stock‑based compensation	241,207	—	3,991	—	—	3,991
Repurchase and retirement of common stock	(535,965)	(5)	(4,595)	—	—	(4,600)
Other comprehensive income (loss)	—	—	—	(7,388)	—	(7,388)
Net income (loss)	—	—	—	—	(38,867)	(38,867)
Dividends declared	—	—	—	—	(74,827)	(74,827)
Balance at December 31, 2023	54,149,225	$532	$812,184	$153	$(187,020)	$625,849
Stock‑based compensation	392,953	—	4,739	—	—	4,739
Other comprehensive income (loss)	—	—	—	(116)	—	(116)
Net income (loss)	—	—	—	—	(34,993)	(34,993)
Dividends declared	—	—	—	—	(55,347)	(55,347)
Balance at December 31, 2024	54,542,178	$532	$816,923	$37	$(277,360)	$540,132
Stock‑based compensation	484,275	—	3,904	—	—	3,904
Other comprehensive income (loss)	—	—	—	(37)	—	(37)
Net income (loss)	—	—	—	—	(902)	(902)
Dividends declared	—	—	—	—	(33,529)	(33,529)
Balance at December 31, 2025	55,026,453	$532	$820,827	$—	$(311,791)	$509,568

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$(902)	$(34,993)	$(38,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	4,630	5,093	3,899
Accretion of discounts, deferred loan origination fees and costs	(4,267)	(5,023)	(6,135)
Stock-based compensation	3,904	4,739	3,991
Depreciation and amortization of real estate owned	8,474	4,760	1,016
Provision for (reversal of) current expected credit losses, net	(17,845)	(18,152)	91,825
Realized losses on loans	34,643	83,591	10,499
Change in unrealized losses on loans held for sale	—	(995)	995
Amortization of derivative financial instruments	—	—	(921)
Realized (gain) loss on sale of real estate owned	(2,757)	2,287	—
Changes in operating assets and liabilities:
Other assets	(2,159)	(1,882)	(19,879)
Due to affiliate	271	(345)	(1,445)
Other liabilities	(2,638)	(3,531)	1,811
Net cash provided by (used in) operating activities	21,354	35,549	46,789
Investing activities:
Issuance of and fundings on loans held for investment	(489,210)	(44,097)	(199,829)
Principal collections and cost-recovery proceeds on loans held for investment	582,222	394,661	288,626
Proceeds from sale of loans held for sale	—	38,981	37,200
Receipt of origination and other loan fees	6,547	3,015	1,463
Principal repayment of available-for-sale debt securities	8,667	19,333	—
Purchases of capitalized additions to real estate owned	(1,631)	(358)	—
Proceeds from sale of real estate owned	4,789	12,765	—
Restricted cash assumed from acquisition of real estate owned	—	3,614	—
Receipt (disbursement) of escrows and reserves for loans held for investment, net	36,760	—	—
Net cash provided by (used in) investing activities	148,144	427,914	127,460
Financing activities:
Proceeds from secured funding agreements	487,553	136,756	43,668
Repayments of secured funding agreements	(217,845)	(188,105)	(109,082)
Repayments of notes payable	—	(105,000)	—
Repayments of secured term loan	(40,000)	(20,000)	—
Payment of secured funding costs	(3,231)	(3,743)	(4,049)
Repayments of debt of consolidated VIEs	(356,101)	(267,896)	(55,051)
Dividends paid	(39,011)	(59,640)	(75,954)
Repurchase of common stock	—	—	(4,600)
Net cash provided by (used in) financing activities	(168,635)	(507,628)	(205,068)
Change in cash, cash equivalents and restricted cash	863	(44,165)	(30,819)
Cash, cash equivalents and restricted cash, beginning of period	66,294	110,459	141,278
Cash, cash equivalents and restricted cash, end of period	$67,157	$66,294	$110,459

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$29,289	$63,799	$110,459
Restricted cash	37,868	2,495	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$67,157	$66,294	$110,459
Supplemental Information:
Interest paid during the period	$61,066	$102,802	$103,717
Income taxes paid during the period	$—	$—	$375
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$8,442	$13,924	$18,220
Other receivables related to consolidated VIEs	$—	$—	$32,002
Assumption of real estate owned	$—	$74,659	$84,300
Assumption of other assets related to real estate owned	$—	$397	$353
Assumption of other liabilities related to real estate owned	$—	$4,280	$1,713
Transfer of senior mortgage loans to real estate owned	$—	$96,543	$82,940
See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

The Company operates as one operating segment and is primarily focused on directly originating and managing a diversified portfolio of CRE debt-related investments for the Company’s own account. The Company’s target investments include whole and co-invested senior mortgage loans, subordinated debt, preferred equity and mezzanine loans, as well as other CRE investments, including commercial mortgage-backed securities. These investments are generally held for investment and are secured, directly or indirectly, by office, multifamily, retail, industrial, lodging, self storage, student housing, residential and other commercial real estate properties, or by ownership interests therein.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including higher tariffs, high inflation, changes to fiscal, monetary and trade policy, high interest rates, potential market-wide liquidity problems, currency fluctuations, labor shortages and challenges in the supply chain, have the potential to negatively impact the Company and its borrowers. These current macroeconomic conditions may continue or aggravate and could cause the United States economy or other global economies to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States or other major global economy.

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2025, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of December 31, 2025 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, loans held for investment and interest receivable. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held may exceed the Federal Deposit Insurance Corporation insured limit. The Company has exposure to credit risk on its loans held for investment. The Company and the

Company’s Manager seek to manage credit risk by performing due diligence prior to origination or acquisition and through the use of non‑recourse financing, when and where available and appropriate.

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

Revenue from real estate owned represents revenue associated with the operations of a multi-building office property acquired in September 2024, an office property that was acquired in June 2024 and later sold in November 2024 and a mixed-use property acquired in September 2023.

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

Net Interest Margin and Interest Expense
    Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, Note Payable, securitization debt and the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) in net interest margin. For the years ended December 31, 2025, 2024 and 2023, interest expense is comprised of the following ($ in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Secured funding agreements	$45,698	$49,814	$51,670
Note payable	—	5,826	7,678
Securitization debt	12,999	43,004	50,814
Secured term loan	6,462	7,341	7,037
Other (1)	—	—	(7,547)
Interest expense	$65,159	$105,985	$109,652
____________________________
(1)Represents the net interest expense recognized from the Company’s derivative financial instruments upon periodic settlement.

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

The Company formed a wholly-owned subsidiary, ACRC 2017-FL3 TRS LLC (“FL3 TRS”), in March 2017 in order to hold a portion of the CLO Securitizations (as defined below), including the portion that generated excess inclusion income. Additionally, the Company also formed a wholly-owned subsidiary, ACRC WM Tenant LLC (“ACRC WM”), in March 2019 in order to lease the hotel property classified as real estate owned, which was acquired on March 8, 2019 and subsequently sold on March 1, 2022. Entity classification elections to be taxed as a corporation and taxable REIT subsidiary (“TRS”) elections were made with respect to FL3 TRS and ACRC WM. A TRS is an entity taxed as a corporation that has not elected to be taxed as a REIT, in which a REIT directly or indirectly holds equity, and that has made a joint election with such REIT to be treated as a TRS. A TRS generally may engage in any business, including investing in assets and engaging in activities that could not be held or conducted directly by the Company without jeopardizing its qualification as a REIT. A TRS is subject to applicable

United States federal, state and local income tax on its taxable income. In addition, as a REIT, the Company also may be subject to a 100% excise tax on certain transactions between it and its TRS that are not conducted on an arm’s-length basis. For financial reporting purposes, a provision for current and deferred taxes has been established for the portion of the Company’s GAAP consolidated earnings recognized by FL3 TRS and ACRC WM. The income tax provision is included in the line item income tax expense, including excise tax in the consolidated statements of operations included in this annual report on Form 10-K.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. As of December 31, 2025 and 2024, based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. FL3 TRS and ACRC WM recognize interest and penalties, if any, related to unrecognized tax benefits within income tax expense in the consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures. Adoption of the guidance has not had a material impact on the Company’s consolidated financial statements. See Note 11 included in these consolidated financial statements for relevant income tax disclosures.

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

3.   LOANS HELD FOR INVESTMENT

As of December 31, 2025, the Company’s portfolio included 34 loans held for investment, excluding 195 loans that were repaid, sold, converted to real estate owned or written-off since inception. The aggregate originated commitment under these loans at closing was approximately $1.8 billion and outstanding principal was $1.6 billion as of December 31, 2025. During the year ended December 31, 2025, the Company funded $491.5 million of outstanding principal, received repayments of $572.3 million of outstanding principal and wrote-off a portion of one loan with $4.6 million of outstanding principal. As of December 31, 2025, 84.0% of the Company’s loans have Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 1.52%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of December 31, 2025 and 2024 ($ in thousands):

	As of December 31, 2025
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,509,670	$1,580,074	5.7%	(2)	7.4%	(3)	1.3
Subordinated debt and preferred equity investments	19,136	20,985	2.7%	(2)	6.7%	(3)	1.3
Total loans held for investment portfolio	$1,528,806	$1,601,059	5.7%	(2)	7.4%	(3)	1.3

	As of December 31, 2024
	Carrying Amount (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,617,835	$1,655,141	6.8%	(2)	8.6%	(3)	0.9
Subordinated debt and preferred equity investments	38,853	43,365	7.5%	(2)	15.7%	(3)	1.5
Total loans held for investment portfolio	$1,656,688	$1,698,506	6.9%	(2)	8.7%	(3)	1.0
______________________________

(1)The difference between the Carrying Amount and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2025 and 2024 as weighted by the total outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of December 31, 2025 and 2024 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of December 31, 2025 and 2024).
(4)Remaining Life is based on contractual maturity date and does not include contractual extension options not yet exercised.

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of December 31, 2025 is as follows ($ in millions):

Loan Type	Location	Outstanding Principal (1)	Carrying Amount (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Residential/Condo	NY	$167.7	$129.8	S+8.95%	—%	(5)	Dec 2026	(5)	I/O
Office	IL	166.2	139.6	(6)	—%	(6)	Jan 2026	(6)	I/O
Multifamily	NY	132.2	131.6	S+3.90%	8.6%		Jun 2026	(7)	I/O
Industrial	GA	96.8	95.9	S+2.25%	6.3%		Oct 2028		I/O
Office	NC	71.8	71.7	S+3.65%	7.4%		Aug 2028		I/O
Self Storage	Diversified	70.5	69.8	S+2.50%	6.6%		Dec 2028		I/O
Multifamily	TX	68.5	68.5	S+2.95%	6.6%		Jan 2026	(8)	I/O
Office	NY	65.0	65.0	S+2.65%	6.3%		Jul 2028	(9)	I/O
Office	AZ	65.0	65.0	S+2.00%	5.7%		Oct 2027	(10)	I/O
Hotel	CA	60.8	60.8	S+4.20%	8.1%		Mar 2026	(11)	I/O
Multifamily	OH	57.3	57.1	S+3.05%	7.1%		Oct 2026		I/O
Hotel	NY	55.7	55.6	S+4.40%	8.4%		Mar 2026		I/O
Office	IL	54.2	54.2	S+4.25%	8.0%		Jan 2027	(12)	I/O
Industrial	CA	50.7	50.2	S+3.00%	7.1%		Nov 2028		I/O
Multifamily	NC	50.0	49.6	S+2.40%	6.6%		Oct 2027		I/O
Multifamily	MA	49.0	48.5	S+3.10%	7.3%		Oct 2027		I/O
Hotel	SC	48.3	47.8	S+3.50%	7.6%		Nov 2028		I/O
Industrial	MA	45.6	45.5	S+2.90%	6.7%		Jun 2028		I/O
Multifamily	PA	28.2	27.8	S+2.50%	—%	(13)	Jan 2026	(13)	I/O
Industrial	NJ	27.8	27.8	S+8.85%	12.5%		Nov 2024	(14)	I/O
Hotel	Diversified	23.9	23.7	S+3.75%	7.8%		Nov 2028		I/O
Multifamily	TX	18.2	18.2	S+2.60%	6.5%		Jan 2026	(15)	I/O
Hotel	FL	17.3	17.1	S+3.35%	7.6%		Dec 2028		I/O
Office	Diversified	16.1	15.9	S+3.75%	10.0%		Jul 2026		P/I	(16)
Self Storage	FL	11.9	11.9	S+3.25%	7.1%		Dec 2027		I/O
Self Storage	IN	11.4	11.4	S+3.60%	7.4%		Jun 2026		I/O
Self Storage	AZ	10.5	10.4	S+3.25%	7.2%		Feb 2028		I/O
Self Storage	FL	9.3	9.2	S+3.75%	7.6%		Jun 2028		I/O
Self Storage	PA	8.6	8.5	S+3.50%	7.5%		May 2028		I/O
Self Storage	MA	7.7	7.7	S+3.00%	6.9%		Nov 2026	(17)	I/O
Industrial	CA	7.0	7.0	S+3.85%	7.5%		Jan 2027	(18)	I/O
Self Storage	FL	6.9	6.8	S+3.50%	7.6%		Apr 2028		I/O
Subordinated Debt and Preferred Equity Investments:
Industrial	CA	12.6	10.9	S+3.85%	—%	(18)	Jan 2027		I/O
Office	AZ	8.4	8.3	(10)	6.7%		Oct 2027	(10)	I/O
Total/Weighted Average(19)		$1,601.1	$1,528.8		5.7%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on SOFR as of December 31, 2025 or the SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of December 31, 2025 as weighted by the outstanding principal balance of each loan.
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
(5)The New York loan is structured as both a senior and mezzanine loan with the Company holding contiguous positions. The senior and mezzanine positions each have a per annum interest rate of S + 8.95%. The senior and mezzanine loans were both on non-accrual status as of December 31, 2025 and the Unleveraged Effective Yield is not applicable. In December 2025, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior and mezzanine loans to December 2026.
(6)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding contiguous positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The senior and mezzanine loans were both on non-accrual status as of December 31, 2025 and the Unleveraged Effective Yield is not applicable. In July 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the Illinois loan from July 2025 to November 2025. In addition, in both November and December 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the Illinois loan from November 2025 to December 2025 and from December 2025 to January 2026, respectively. For the year ended December 31, 2025, the Company received $7.5 million of interest payments in cash on the senior loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(7)In April 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior New York loan from June 2025 to June 2026.
(8)In December 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Texas loan from December 2025 to January 2026.
(9)The New York loan was previously structured as both a senior A-Note loan and a subordinated B-Note loan with the Company holding both positions. The subordinated B-Note loan was subordinate to new borrower equity related to additional capital contributions. In September 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, (1) transfer $6.0 million of the outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, (2) extend the maturity date of the senior A-Note loan from July 2027 to July 2028 and (3) extinguish the remaining $4.6 million of outstanding principal balance of the subordinated B-Note loan.
(10)In October 2025, the Company and the borrower entered into a modification and extension agreement for the existing senior Arizona loan, which had an outstanding principal balance of $80.8 million at the time of the modification to, among other things, (1) borrower to repay $7.5 million of the outstanding principal of the existing senior loan and (2) split the remaining existing senior loan into a senior A-Note with an outstanding principal balance of $65.0 million, a subordinated B-Note with no initial outstanding principal balance and an unfunded commitment of $12.0 million for certain lender approved leasing costs and a subordinated C-Note with an outstanding principal balance of $8.3 million. The subordinated B-Note is pari-passu with new borrower contributions for the loan principal paydown and other additional capital contributions. The subordinated C-Note is subordinate to the A-Note, B-Note and the new borrower contributions. In addition, the maturity date of the senior A-Note, subordinated B-Note and the subordinated C-Note was extended from October 2025 to October 2027. The senior A-Note has a per annum interest rate of S + 2.00%, the subordinated B-Note has a fixed per annum interest rate of 12.00% and the subordinated C-Note has a fixed per annum interest rate of 5.50%. As of December 31, 2025, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated C-Note.
(11)In March 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior California loan from March 2025 to March 2026.
(12)In January 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Illinois loan from January 2025 to January 2027.
(13)The senior Pennsylvania loan was on non-accrual status as of December 31, 2025 and the Unleveraged Effective Yield is not applicable. In December 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Pennsylvania loan from December 2025 to January 2026. For the year ended December 31, 2025, the Company received $383 thousand of interest payments in cash on the senior Pennsylvania loan that was recognized as a reduction to the carrying value of the loan and the borrower is current on all contractual interest payments.
(14)As of December 31, 2025, the senior New Jersey loan, which is collateralized by an industrial property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the November 2024 maturity date and the borrower is current on all contractual interest payments.
(15)In October 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Texas loan from October 2025 to January 2026.
(16)In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $16.1 million as of December 31, 2025. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(17)In November 2025, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior Massachusetts loan to November 2026.

(18)The California loan is structured as a senior A-Note, with an outstanding principal balance of $7.0 million as of December 31, 2025, a subordinated B-Note with no outstanding principal balance and an unfunded commitment of $500 thousand for certain lender approved leasing costs and a subordinated C-Note with an outstanding principal balance of $12.6 million as of December 31, 2025. The subordinated B-Note and C-Note are subordinate to new borrower equity related to additional capital contributions. As of December 31, 2025, the subordinated C-Note was on non-accrual status and therefore, the Unleveraged Effective Yield is not applicable. As of December 31, 2025, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated C-Note.
(19)The aggregate tax basis of the Company’s loans held for investment was $1.6 billion as of December 31, 2025.

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

For the years ended December 31, 2025 and 2024, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2023	$2,126,524
Origination and other loan fees and discounts, net of costs	(3,015)
Additional funding	46,794
Amortizing payments	(15,002)
Loan payoffs (1)	(392,389)
Loan write-off (2)	(15,651)
Loans converted to real estate owned (see Note 5)	(95,522)
Origination and other loan fees and discount accretion	4,949
Balance at December 31, 2024	$1,656,688
Initial funding	451,557
Origination and other loan fees and discounts, net of costs	(6,820)
Additional funding	39,942
Amortizing payments	(10,922)
Loan payoffs (3)	(604,300)
Loan write-off (4)	(1,586)
Origination and other loan fees and discount accretion	4,247
Balance at December 31, 2025	$1,528,806
_________________________

(1)Amount includes the carrying value of certain loans where the carrying value exceeded the net proceeds received from the payoff of the loan. In February 2024, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $18.8 million, which was collateralized by a multifamily property located in Washington, in conjunction with a short sale of the multifamily property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the September 2023 maturity date. For the year ended December 31, 2024, the Company recognized a realized loss of $1.7 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan. In addition, in March 2024, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $56.9 million, which was collateralized by an office property located in Illinois, in conjunction with a short sale of the office property by the borrower to a third party. At the time of the discounted payoff, the senior mortgage loan was in default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2024 maturity date. For the year ended December 31, 2024, the Company recognized a realized loss of $43.1 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan.
(2)In November 2024, the mezzanine loan on an office property located in New Jersey with outstanding principal of $18.5 million was written-off as the mezzanine loan was deemed to be uncollectible based on management’s judgment. For the year ended December 31, 2024, the Company recognized a realized loss of $15.7 million, which was equal to the carrying value of the mezzanine loan excluding the CECL Reserve at the time it was written-off. At the time of the write-off, the mezzanine loan was in default due to the borrower not making its contractual interest payments due subsequent to the December 2023 interest payment date.
(3)In June 2025, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $51.5 million, which was collateralized by an office (life sciences) property located in Massachusetts, in conjunction with a sale of the office (life sciences) property by the borrower. For the year ended December 31, 2025, the Company recognized a realized loss of $33.0 million in the Company’s consolidated statements of operations as the carrying value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan.
(4)The Company previously held a senior A-Note loan with an outstanding principal balance of $59.0 million and a subordinated B-Note loan with an outstanding principal balance of $10.6 million, which were both collateralized by an office property located in New York. The subordinated B-Note loan was subordinate to new borrower equity related to additional capital contributions. In September 2025, the Company and the borrower entered into a modification and extension agreement to, among other things, (1) transfer $6.0 million of the outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, which increased the outstanding principal balance of the senior A-Note loan from $59.0 million to $65.0 million and (2) extinguish the remaining $4.6 million of outstanding principal balance of the subordinated B-Note loan. Prior to entering into the modification and extension agreement with the borrower, the subordinated B-Note loan was on non-accrual status and had a carrying value of $7.6 million. Upon the transfer of the $6.0 million of outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, the remaining outstanding principal balance of the subordinated B-Note loan was $4.6 million and the remaining carrying value was $1.6 million. In conjunction with the extinguishment of the remaining subordinated B-Note loan, the Company recognized a realized loss of $1.6 million, which was equal to the remaining carrying value of the subordinated B-Note loan.

Except as described in the table above listing the Company’s loans held for investment portfolio, as of December 31, 2025, all loans held for investment were paying in accordance with their contractual terms. As of December 31, 2025, the Company had four loans held for investment on non-accrual status with a carrying value of $308.1 million. As of December 31, 2024, the Company had five loans held for investment on non-accrual status with a carrying value of $318.4 million.

4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan-specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio, (iv) the underlying collateral performance and its estimated current and stabilized market values, including projected cash flows and (v) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic forecasts and inputs that reflected a blend of a stable and a weaker economic outlook in the near term; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses as of December 31, 2025 decreased compared to the estimate of expected credit losses as of December 31, 2024 primarily due to a realized loss on an office (life sciences) loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments, a relative improvement in the near-term macroeconomic forecasts and other loan-specific attributes during the year ended December 31, 2025. These factors were partially offset by new loan closings and other loan-specific attributes during the year ended December 31, 2025. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specifically identifiable reserve is warranted for a select asset.

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

As of December 31, 2025, the Company’s CECL Reserve for its loans held for investment portfolio is $127.1 million or 765 basis points of the Company’s total loans held for investment commitment balance of $1.7 billion and is bifurcated between the CECL Reserve (contra-asset) related to outstanding balances on loans held for investment of $125.8 million and a liability for unfunded commitments of $1.4 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

As of December 31, 2025, the senior mortgage loan on an office property located in Illinois with a principal balance of $166.2 million and the senior mortgage loan on a multifamily property located in Pennsylvania with a principal balance of $28.2 million each had a risk rating of “5.” As of December 31, 2025, each of these loans were assessed individually and the Company elected to assign a CECL Reserve of $65.1 million on the Illinois office loan and $2.3 million on the Pennsylvania multifamily loan. The CECL Reserve for each of these loans was based on the Company’s estimate of net proceeds available from the potential sale of the collateral property and this CECL Reserve is included in the Company’s total CECL Reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the years ended December 31, 2025 and 2024 was as follows ($ in thousands):

Balance at December 31, 2023 (1)	$159,885
Provision for (reversal of) current expected credit losses, net (2)	(23,661)
Balance at December 31, 2024 (1)	$136,224
Provision for (reversal of) current expected credit losses, net (3)	(10,468)
Balance at December 31, 2025 (1)	$125,756
__________________________

(1)The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)Amount includes a $15.7 million reversal of the CECL Reserve attributable to the write-off of a mezzanine loan on an office property located in New Jersey. See Note 3 included in these consolidated financial statements for additional information on the loan write-off.
(3)Amount includes a $1.6 million reversal of the CECL Reserve attributable to the partial write-off of a subordinated loan on an office property located in New York, which was extinguished in conjunction with the modification and extension agreement that the Company entered into with the borrower. See Note 3 included in these consolidated financial statements for additional information on the loan write-off.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the years ended December 31, 2025 and 2024 was as follows ($ in thousands):

Balance at December 31, 2023 (1)	$3,248
Provision for (reversal of) current expected credit losses, net	5,509
Balance at December 31, 2024 (1)	$8,757
Provision for (reversal of) current expected credit losses, net	(7,377)
Balance at December 31, 2025 (1)	$1,380
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

As of December 31, 2025, the carrying value, excluding the CECL Reserve, of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2025	2024	2023	2022	2021	Prior	Total
Risk rating:
1	$—	$—	$—	$—	$—	$15,919	$15,919
2	—	—	102,611	194,904	92,805	—	390,320
3	449,377	—	11,435	114,975	223,460	7,000	806,247
4	—	—	—	129,769	8,256	10,880	148,905
5	—	—	—	—	—	167,415	167,415
Total	$449,377	$—	$114,046	$439,648	$324,521	$201,214	$1,528,806

Accrued Interest Receivable

The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing-off uncollectible accrued interest receivable balances in a timely manner. As of December 31, 2025 and 2024, interest receivable of $6.4 million and $8.1 million, respectively, is included within other assets in the Company’s consolidated balance sheets and is excluded from the carrying value of loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

5.     REAL ESTATE OWNED

On September 19, 2024, the Company acquired legal title to a multi-building office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, the Company derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. As the Company does not expect to complete a sale of the office property within the next twelve months, the office property is considered held for investment, and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. At acquisition, the Company recognized a realized loss of $5.8 million on the derecognition of the senior mortgage loan as the fair value of the office property at acquisition of $60.2 million and the net operating assets and liabilities held at the office property of $(201) thousand at acquisition was less than the $65.8 million cost basis of the senior mortgage loan. Certain operating assets and liabilities of the office property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as prepaid expenses, rent receivables, straight-line rent receivables and payables and trade payables. On December 30, 2025, the Company sold a building at the multi-building office property to a third party for $5.3 million. For the year ended December 31, 2025, the Company recognized a $2.8 million realized gain on the sale of the building as the net sale proceeds received by the Company were greater than the allocated net carrying value of the building as of the sale closing date. The realized gain on the sale of the building is included within realized gain (loss) on sale of real estate owned in the Company’s consolidated statements of operations.

On June 12, 2024, the Company acquired legal title to an office property located in California through a foreclosure. Prior to June 12, 2024, the office property collateralized a $33.2 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the December 2023 maturity date. In conjunction with the foreclosure, the Company derecognized the $33.2 million senior mortgage loan and recognized the office property as real estate owned. As the Company expected to complete a sale of the office property within the next twelve months, the office property was classified as real estate owned held for sale and was carried at its estimated fair value at acquisition less costs to sell. As the office property was classified as real estate owned held for sale, the Company did not depreciate or amortize the carrying value of the office property. At acquisition, the Company recognized a realized loss of $16.4 million on the derecognition of the senior mortgage loan as the estimated fair value less costs to sell of the office property at acquisition of $14.5 million and the net operating assets and liabilities held at the office property of $(67) thousand at acquisition was less than the $30.8 million cost basis of the senior mortgage loan. On November 11, 2024, the Company entered into a Purchase and Sale Agreement to sell the office property to a third party for $13.0 million and the sale closed on November 15, 2024. For the year ended December 31, 2024, the Company recognized a $2.3 million realized loss on the sale of the office property as the net carrying value of the office property as of the November 15, 2024 sale date was lower than the net sale proceeds received by the Company. The realized loss on the sale of the office property is included within realized gain (loss) on sale of real estate owned in the Company’s consolidated statements of operations.

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

The following table summarizes the Company’s real estate owned held for investment as of December 31, 2025 and 2024 ($ in thousands):

	As of December 31,
	2025	2024
Land	$34,245	$35,019
Buildings and improvements	81,691	81,434
Lease intangibles	34,735	34,826
Above-market lease intangibles	4,490	4,634
Below-market lease intangibles	(11,105)	(11,105)
Total real estate owned held for investment	144,056	144,808
Less: Accumulated depreciation and amortization	(13,891)	(5,776)
Real estate owned held for investment, net	$130,165	$139,032

As of December 31, 2025 and 2024, no impairment charges have been recognized for real estate owned held for investment.

For the years ended December 31, 2025 and 2024, the Company incurred net depreciation and amortization expense of $8.5 million and $4.8 million, respectively. With the exception of amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation and amortization expense is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization related to intangible assets and liabilities for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Intangible Lease Assets and Liabilities

For the year ended December 31, 2025, there were no property acquisitions. The weighted average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s real estate owned held for investment during the year ended December 31, 2024 was 5.0 years as of the acquisition date.

The following table summarizes the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of December 31, 2025 and 2024 ($ in thousands):

	As of December 31, 2025			As of December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Assets:
Lease intangibles	$34,735	$(9,772)	$24,963	$34,826	$(4,222)	$30,604
Above-market lease intangibles	4,490	(1,468)	3,022	4,634	(421)	4,213
Liabilities:
Below-market lease intangibles	(11,105)	2,398	(8,707)	(11,105)	1,356	(9,749)

The following table summarizes the amortization of intangible lease assets and liabilities related to real estate owned held for investment for the years ended December 31, 2025 and 2024 ($ in thousands):

	Consolidated Statement of Operations Location	For the Years Ended December 31,
		2025	2024
Assets:
Lease intangibles	Expenses from real estate owned	$5,803	$3,455
Above-market lease intangibles	Revenue from real estate owned	(1,115)	(386)
Liabilities:
Below-market lease intangibles	Revenue from real estate owned	1,043	1,034

The following table summarizes the estimated net amortization schedule for the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of December 31, 2025 ($ in thousands):

		Above-Market	Below-Market
	Lease Intangibles	Lease Intangibles	Lease Intangibles
2026	$4,586	$889	$(618)
2027	3,809	682	(571)
2028	3,097	484	(542)
2029	2,680	378	(539)
2030	2,395	290	(539)
Thereafter	8,396	299	(5,898)
Total	$24,963	$3,022	$(8,707)

Future Minimum Lease Payments
The following table summarizes the future minimum contractual lease payments to be collected by the Company under non-cancelable operating leases related to real estate owned held for investment, excluding tenant reimbursements of expenses and variable lease payments, as of December 31, 2025 ($ in thousands):

2026	$19,868
2027	18,579
2028	17,146
2029	16,128
2030	14,739
Thereafter	18,357
Total	$104,817

Realized Gain (Loss) on Sale of Real Estate Owned

As described above, for the year ended December 31, 2025, the Company recognized a $2.8 million realized gain on the sale of a single building at the multi-building office property located in North Carolina that was recognized as real estate owned held for investment as the net sale proceeds were greater than the allocated net carrying value of the building as of the sale closing date.
As described above, for the year ended December 31, 2024, the Company recognized a $2.3 million realized loss on the sale of the office property located in California that was recognized as real estate owned held for sale as the net sale proceeds were less than the net carrying value of the office property as of the sale closing date.

6.   DEBT

Financing Agreements

The Company borrows funds, as applicable in a given period, under the Wells Fargo Facility, the Citibank Facility, the CNB Facility and the Morgan Stanley Facility (individually defined below and collectively, the “Secured Funding Agreements”) and the Secured Term Loan (as defined below). The Company refers to the Secured Funding Agreements and the Secured Term Loan as the “Financing Agreements.”

Some of the Company’s Financing Agreements are collateralized by (i) assignments of specific loans, preferred equity or a pool of loans held for investment, loans held for sale or real estate owned by the Company, (ii) interests in the subordinated portion of the Company’s securitization debt or (iii) interests in wholly-owned entity subsidiaries that hold the Company’s loans held for investment.

The outstanding balance of the Financing Agreements in the table below are presented gross of debt issuance costs. As of December 31, 2025 and 2024, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of December 31, 2025			As of December 31, 2024
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$438,911	$600,000	(1)	$210,216	$450,000	(1)
Citibank Facility	269,265	325,000	(2)	228,727	325,000	(2)
CNB Facility	—	75,000	(3)	—	75,000	(3)
Morgan Stanley Facility	150,000	150,000	(4)	149,525	250,000	(4)
Subtotal	$858,176	$1,150,000		$588,468	$1,100,000

Secured Term Loan	$90,000	$90,000	(5)	$130,000	$130,000	(5)

Total	$948,176	$1,240,000		$718,468	$1,230,000
______________________________

(1)In December 2025, the Company amended the Wells Fargo Facility (as defined below) to, among other things, increase the commitment from $450.0 million to $600.0 million. The carrying value of collateral pledged to the Wells Fargo Facility was $657.1 million and $333.7 million as of December 31, 2025 and 2024, respectively.
(2)The maximum commitment for the Citibank Facility (as defined below) may be increased to up to $425.0 million by up to two increments of $50.0 million with the consent of Citibank (defined below), subject to the satisfaction of certain conditions, including payment of an upsize fee. The carrying value of collateral pledged to the Citibank Facility was $420.5 million and $347.6 million as of December 31, 2025 and 2024, respectively.
(3)Amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of December 31, 2025, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(4)The maximum commitment for the Morgan Stanley Facility (as defined below) may be increased to up to $250.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. The carrying value of collateral pledged to the Morgan Stanley Facility was $308.5 million and $272.2 million as of December 31, 2025 and 2024, respectively.
(5)In each of January 2025, April 2025, July 2025 and October 2025, the Company elected to repay $10.0 million of outstanding principal on the Secured Term Loan at par prior to the scheduled maturity as permitted by the contractual terms of the Secured Term Loan. As of December 31, 2025, the Secured Term Loan has a total commitment of $90.0 million. Equity interests (as described below) pledged to the Secured Term Loan were $478.3 million and $507.3 million as of December 31, 2025 and 2024, respectively.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $600.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. In February 2025, the Company amended the Wells Fargo Facility to, among other things, extend the initial maturity date and funding period of the Wells Fargo Facility to February 10, 2028, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Wells Fargo Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to February 10, 2030. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus a pricing margin range of 1.50% to 3.75%, subject to certain exceptions.

The Wells Fargo Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments in excess of the minimum amount necessary to continue to qualify as a REIT and avoid the payment of income and excise taxes, (d) maintenance of adequate capital, (e) limitations on change of control, (f) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (g) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (h) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (i) maintaining a tangible net worth of at least the sum of (1) $500.0 million plus (2) at any time that the aggregate outstanding principal amount of total debt exceeds $1.8 billion, 80% of the net proceeds raised in all future equity issuances by the Company subsequent to August 2024 and (j) if certain specific debt yield, loan to value or other credit based tests are not met with respect to assets on the Wells Fargo Facility, the Company may be required to repay certain amounts under the Wells Fargo Facility. As of December 31, 2025, the Company was in compliance with all financial covenants of the Wells Fargo Facility.

Citibank Facility

The Company is party to a $325.0 million master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”). Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is January 13, 2027, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2029. The Citibank Facility includes an accordion provision such that the maximum commitment may be increased to up to $425.0 million by up to two increments of $50.0 million with the consent of Citibank, subject to the satisfaction of certain conditions, including payment of an upsize fee. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the years ended December 31, 2025, 2024 and 2023, the Company did not incur a non-utilization fee.

The Citibank Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining a tangible net worth of at least $500.0 million, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (e) if certain specific debt yield and loan to value tests are not met with respect to assets on the Citibank Facility, the Company may be required to repay certain amounts under the Citibank Facility. The Citibank Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2025, the Company was in compliance with all financial covenants of the Citibank Facility.

CNB Facility
The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of December 31, 2025, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. Availability may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement. In February 2025, the Company exercised its 12-month extension option to extend the maturity date of the CNB Facility to March 10, 2026. The interest rate on advances under the CNB Facility is a per annum rate equal to the sum of, at the Company's option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the years ended December 31, 2025, 2024 and 2023, the Company incurred a non-utilization fee of $285 thousand, $286 thousand and $285 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

The CNB Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing facilities, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets, (e) maintenance of minimum total asset value by the borrower under the CNB Facility and its subsidiaries and (f) prohibitions of certain change of control events. The agreements governing the CNB Facility also impose certain covenants on the Company, including the following: (i) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00, (ii) maintaining a tangible net worth of at least $500.0 million, (iii) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period of at least 1.25 to 1.00, (iv) limitations on mergers, consolidations, transfers of assets and similar transactions and (v) maintaining its status as a REIT. As of December 31, 2025, the Company was in compliance with all financial covenants of the CNB Facility.
MetLife Facility
The Company was party to a $180.0 million revolving master repurchase facility with Metropolitan Life Insurance Company (“MetLife”) (the “MetLife Facility”), pursuant to which the Company was permitted to sell, and later repurchase, commercial mortgage loans meeting defined eligibility criteria which were approved by MetLife in its sole discretion. The maturity date of the MetLife Facility was August 13, 2024. On May 8, 2024, the Company elected to terminate the MetLife Facility prior to its scheduled maturity on August 13, 2024, as the facility had no outstanding balance. There were no prepayment penalties in connection with the early termination of the facility. Advances under the MetLife Facility accrued interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.50%, subject to certain exceptions. Unless at least 65% of the MetLife Facility was utilized, unused commitments under the MetLife Facility accrued non-utilization fees at the rate of 0.25% per annum on the average daily available balance. For the years ended December 31, 2024 and 2023, the Company incurred a non-utilization fee of $104 thousand and $297 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

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
The Morgan Stanley Facility contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar repurchase facilities, including the following: (a) maintaining a tangible net worth of at least $500.0 million, (b) maintaining liquidity in an amount not less than the greater of (1) $5.0 million or (2) 5% of the Company’s recourse indebtedness, not to exceed $10.0 million (provided that in the event the Company’s total liquidity equals or exceeds $5.0 million, the Company may satisfy the difference between the minimum total liquidity requirement and the Company’s total liquidity with available borrowing capacity), (c) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.25 to 1.00, (d) maintaining a ratio of total debt to tangible net worth of not more than 4.50 to 1.00 and (e) if certain specific debt yield and loan to value tests are not met with respect to assets on the Morgan Stanley Facility, the Company may be required to repay certain amounts under the Morgan Stanley Facility. The Morgan Stanley Facility also prohibits the Company from amending the management agreement with its Manager in a material respect without the prior consent of the lender. As of December 31, 2025, the Company was in compliance with all financial covenants of the Morgan Stanley Facility.
Note Payable

ACRC Lender CO LLC, a wholly owned subsidiary of the Company, was party to a Credit and Security Agreement with Capital One, National Association, as administrative agent and collateral agent, and the lender referred to therein. The Credit and Security Agreement provided for a $105.0 million recourse note (the “Note Payable”). The $105.0 million note was secured by a $133.0 million senior mortgage loan held by the Company on a multifamily property located in New York and was fully and unconditionally guaranteed by the Company pursuant to a Guaranty of Recourse Obligation (the “CapOne Guaranty”). The initial maturity date of the $105.0 million note was July 28, 2025, subject to two 12-month extensions. On September 13, 2024, the Company elected to repay in full and terminate the $105.0 million note prior to its scheduled maturity on July 28, 2025. There were no prepayment penalties in connection with the early termination of the $105.0 million note. The $105.0 million note accrued interest at a per annum rate equal to the sum of one-month SOFR plus a spread of 2.00%.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $90.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The maturity date of the Secured Term Loan is November 12, 2026. The interest rate on advances under the Secured Term Loan are set to the following fixed rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months. There is a contingent interest rate increase of 4.00% if the outstanding principal amount of the Secured Term Loan is not paid down to the following amounts on specific dates as follows: (i) $120.0 million as of February 1, 2025, (ii) $110.0 million as of May 1, 2025, (iii) $100.0 million as of August 1, 2025 and (iv) $90.0 million as of November 1, 2025. On each of January 27, 2025, April 24, 2025, July 11, 2025 and October 1, 2025, the Company elected to repay $10.0 million of outstanding principal on the Secured Term Loan at par. As of December 31, 2025, the total outstanding principal balance of the Secured Term Loan was $90.0 million.

The total original issue discount and the modification fee on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the years ended December 31, 2025, 2024 and 2023, the per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 6.0%, 5.2% and 4.6%, respectively.

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

The Secured Term Loan contains various affirmative and negative covenants and provisions regarding events of default that are applicable to the Company and certain of the Company’s subsidiaries, which are normal and customary for similar financing agreements, including the following: (a) limitations on the incurrence of additional indebtedness or liens, (b) limitations on how borrowed funds may be used, (c) limitations on certain distributions and dividend payments following a default or event of default, (d) limitations on dispositions of assets and (e) prohibitions of certain change of control events. The agreements governing the Secured Term Loan also impose certain covenants on the Company, including the following: (i) maintaining a fixed charge coverage ratio (expressed as the ratio of EBITDA (net income before net interest expense, income tax expense, depreciation and amortization), as defined, to fixed charges) for the immediately preceding 12-month period ending on the last date of the applicable reporting period to be at least 1.10 to 1.00, (ii) maintaining a ratio of total debt, net of unrestricted cash and cash equivalents, to tangible net worth of not more than 4.25 to 1.00, (iii) maintaining a tangible net worth of at least (1) if the outstanding principal balance of the Secured Term Loan is greater than or equal to $130.0 million, an amount equal to the product of (x) such outstanding principal balance and (y) 3.75, (2) if the outstanding principal balance of the Secured Term Loan is less than $130.0 million but greater than or equal to $110.0 million, an amount equal to the lesser of (A) the product of (x) such outstanding principal balance and (y) 4.00 and (B) $487.5 million, (3) if the outstanding principal balance of the Secured Term Loan is less than $110.0 million but greater than or equal to $90.0 million, an amount equal to the lesser of (A) the product of (x) such outstanding principal balance and (y) 4.25 and (B) $440.0 million, and (4) if the outstanding principal balance of the Secured Term Loan is less than $90.0 million, an amount equal to the lesser of (A) the product of (x) such outstanding principal balance and (y) 4.50 and (B) $382.5 million, (iv) maintaining an asset coverage ratio greater than 115%, (v) maintaining an unencumbered asset ratio greater than 145%, (vi) limitations on mergers, consolidations, transfers of assets and similar transactions, (vii) maintaining its status as a REIT and (viii) maintaining at least 80% of loans held for investment as senior commercial real estate loans, as measured by the average daily outstanding principal balance of all loans held for investment during a fiscal quarter and as adjusted for non-controlling interests. As of December 31, 2025, the Company was in compliance with all financial covenants of the Secured Term Loan.

Financing Agreements Maturities

As of December 31, 2025, approximate principal maturities of the Company’s Financing Agreements (excluding potential extension options) were as follows ($ in thousands):

	Wells Fargo Facility	Citibank Facility	CNB Facility	Morgan Stanley Facility	Secured Term Loan	Total
2026	$—	$—	$—	$150,000	$90,000	$240,000
2027	—	269,265	—	—	—	269,265
2028	438,911	—	—	—	—	438,911
2029	—	—	—	—	—	—
2030	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
	$438,911	$269,265	$—	$150,000	$90,000	$948,176

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

As of December 31, 2025, 2024 and 2023, the Company did not have any outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk. In December 2023, the Company's interest rate swap derivative expired and its term was not extended. At the expiration date, the interest rate swap derivative had a notional amount of $30.0 million. Further, in March 2022, the Company re-calibrated its net exposure to interest rate changes by terminating its interest rate cap derivative, which had a notional amount of $170.0 million on the termination date and a strike rate of 0.50%. For the year ended December 31, 2022, the Company recognized a $2.0 million realized gain within OCI in conjunction with the termination of the interest rate cap. In accordance with ASC 815, the realized gain was recognized within current earnings over the remaining original term of the interest rate cap derivative as it was designated as an effective hedge. For the year ended December 31, 2023, the Company recognized a realized gain of $921 thousand through a reduction in interest expense on the termination of the interest rate cap within current earnings.

8.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2 to our consolidated financial statements, the impact of the current macroeconomic conditions on the Company’s business is uncertain. As of December 31, 2025, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions; however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of December 31, 2025 and 2024, the Company had the following commitments to fund various whole and co-invested senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of December 31,
	2025	2024
Total commitments	$1,660,935	$1,773,083
Less: funded commitments	(1,601,059)	(1,698,506)
Total unfunded commitments	$59,876	$74,577

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of December 31, 2025, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
9.   STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 31, 2024, the Company’s board of directors extended its stock repurchase program of up to $50.0 million (the “Repurchase Program”), which was expected to be in effect until July 31, 2025, or until the approved dollar amount had been used to repurchase shares. On July 30, 2025, the Company’s board of directors further extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2026, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares through the Repurchase Program. During the year ended December 31, 2023, the Company repurchased a total of 535,965 shares of the Company’s common stock in the open market for an aggregate purchase price of approximately $4.6 million, including expenses paid. The shares were repurchased at an average price of $8.58 per share, including expenses paid.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the years ended December 31, 2025, 2024 and 2023. See “Equity Incentive Plan” below for shares issued under the Equity Incentive Plan described below.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of December 31, 2025:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2024	41,937	1,152,885	1,194,822
Granted	148,176	538,579	686,755
Vested	(116,025)	(336,099)	(452,124)
Forfeited	—	(99,094)	(99,094)
Balance at December 31, 2025	74,088	1,256,271	1,330,359

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
2026	74,088	345,386	419,474
2027	—	424,344	424,344
2028	—	307,046	307,046
2029	—	179,495	179,495
2030	—	—	—
Total	74,088	1,256,271	1,330,359

The following table summarizes the restricted stock and RSU compensation expense included within general and administrative expenses in the Company’s consolidated statements of operations, the total fair value of shares vested and the weighted average grant date fair value of the restricted stock and RSUs granted to the Company’s directors and officers and employees of the Manager for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	For the Years Ended December 31,
	2025			2024			2023
	Restricted Stock and RSU Grants			Restricted Stock and RSU Grants			Restricted Stock and RSU Grants
	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total	Directors	Officers and Employees of the Manager	Total
Compensation expense	$605	$3,299	$3,904	$589	$4,150	$4,739	$552	$3,439	$3,991
Total fair value of shares vested (1)	565	1,968	2,533	571	3,053	3,624	450	1,882	2,332
Weighted average grant date fair value	596	2,865	3,461	581	2,986	3,567	575	4,609	5,184
___________________________

(1)    Based on the closing price of the Company’s common stock on the NYSE on each vesting date.

As of December 31, 2025, 2024 and 2023, the total compensation cost related to non-vested awards not yet recognized totaled $5.9 million, $7.1 million and $9.0 million, respectively, and the weighted average period over which the non-vested awards are expected to be recognized is 2.0 years, 2.1 years and 2.1 years, respectively.

10.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the years ended December 31, 2025, 2024 and 2023 ($ in thousands, except share and per share data):

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss) attributable to common stockholders	$(902)	$(34,993)	$(38,867)
Divided by:
Basic weighted average shares of common stock outstanding:	54,886,025	54,446,368	54,281,998
Weighted average non-vested restricted stock and RSUs (1)	—	—	—
Diluted weighted average shares of common stock outstanding:	54,886,025	54,446,368	54,281,998
Basic earnings (loss) per common share	$(0.02)	$(0.64)	$(0.72)
Diluted earnings (loss) per common share	$(0.02)	$(0.64)	$(0.72)
_______________________________

(1)For the years ended December 31, 2025, 2024 and 2023, the weighted average non-vested restricted stock and RSUs of 877,215, 801,747 and 709,731 shares, respectively, were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

11.   INCOME TAX

The Company wholly owns ACRC 2017-FL3 TRS LLC, which is a taxable REIT subsidiary (“TRS”) formed to hold a portion of the FL3 CLO Securitization and FL4 CLO Securitization (as defined below), including a portion that generated excess inclusion income. Additionally, the Company wholly owns ACRC WM Tenant LLC, a TRS initially formed to lease from an affiliate a hotel property classified as real estate owned acquired on March 8, 2019, which was sold on March 1, 2022.

The income tax provision for the Company and the TRSs consisted of the following for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current	$282	$(5)	$34
Deferred	3	(13)	—
Excise tax	—	—	(73)
Total income tax expense (benefit), including excise tax	$285	$(18)	$(39)

For the years ended December 31, 2025 and 2024, the Company did not incur any expense for U.S. federal excise tax. For the year ended December 31, 2023, the Company accrued a benefit of $73 thousand for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid the following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of December 31, 2025, tax years 2022 through 2025 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

During the year ended December 31, 2025, two CRE debt securities fully repaid at par. During the year ended December 31, 2024, one CRE debt security fully repaid at par. As of December 31, 2025, the Company did not have any CRE debt security investments outstanding. As of December 31, 2024, the Company had two CRE debt security investments outstanding that were designated as available-for-sale debt securities. The following table summarizes the Company’s investments in available-for-sale debt securities as of December 31, 2024 ($ in thousands):

	As of December 31, 2024
	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain (Loss), Net
Available-for-sale debt securities	$8,667	$8,647	$20	$37

The fair value of available-for-sale debt securities was estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity.

As of December 31, 2025, the Company did not have any financial assets measured at fair value on a recurring basis. The following table summarizes the financial assets measured at fair value on a recurring basis as of December 31, 2024 ($ in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale debt securities	$—	$8,684	$—	$8,684

As of December 31, 2025 and 2024, the Company did not have any financial liabilities or nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

Real Estate Owned

The Company is required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. Real estate owned consists of a multi-building office property and a mixed-use property that were acquired by the Company on September 19, 2024 and September 8, 2023 through a deed in lieu of foreclosure and a consensual foreclosure, respectively. See Note 5 included in these consolidated financial statements for more information on real estate owned. Real estate owned is recorded at fair value at acquisition using Level 3 inputs and is evaluated for indicators of impairment on a quarterly basis. Real estate owned is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate owned over the estimated remaining holding period is less than the carrying amount of such real estate owned. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate owned. An impairment charge is recorded equal to the excess of the carrying value of the real estate owned over the fair value.

The multi-building office property acquired on September 19, 2024 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the office property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the office property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the office property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the office property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 11.0% and discount rates ranging from 14.0% to 16.0%. No impairment charges have been recognized for the office property as of December 31, 2025.

The mixed-use property acquired on September 8, 2023 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the mixed-use property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the mixed-use property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the mixed-use property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the mixed-use property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 8.3% and discount rates ranging from 8.0% to 9.5%. No impairment charges have been recognized for the mixed-use property as of December 31, 2025.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2025 and 2024, the carrying values and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of December 31,
		2025		2024
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for investment	3	$1,528,806	$1,409,982	$1,656,688	$1,510,670
Financial liabilities:
Secured funding agreements	2	$858,176	$858,176	$588,468	$588,468
Secured term loan	3	89,360	88,686	128,062	125,260
Collateralized loan obligation securitization debt (consolidated VIEs)	2	99,921	95,766	455,839	447,356

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 9 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the years ended December 31, 2025 and 2024, the Company did not incur any incentive fees. For the year ended December 31, 2023, the Company incurred incentive fees of $334 thousand.

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

Certain of the Company’s subsidiaries, along with the Company’s lenders under certain of the Company’s Secured Funding Agreements, have entered into various servicing agreements with ACREM’s subsidiary servicer, Ares Commercial Real Estate Servicer LLC (“ACRES”). The Company’s Manager will specially service, as needed, certain of the Company’s investments. ACRES has agreed that no servicing fees pursuant to these servicing agreements would be charged to the Company or its subsidiaries by ACRES or the Manager for so long as the Management Agreement remains in effect, but that ACRES will continue to receive reimbursement for overhead related to servicing and operational activities pursuant to the terms of the Management Agreement.

The term of the Management Agreement ends on April 25, 2026, with automatic one-year renewal terms. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2025, 2024 and 2023, and amounts payable to the Company’s Manager as of December 31, 2025 and 2024 ($ in thousands):

	Incurred			Payable
	For the Years Ended December 31,			As of December 31,
	2025	2024	2023	2025	2024
Affiliate Payments
Management fees	$9,837	$10,685	$11,929	$2,420	$2,571
Incentive fees	—	—	334	—	—
General and administrative expenses	3,618	3,825	3,434	1,641	1,178
Direct costs (1)	83	217	124	—	41
Total	$13,538	$14,727	$15,821	$4,061	$3,790
_______________________________

(1)    For the years ended December 31, 2025, 2024 and 2023, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company co-invests with other investment vehicles managed by Ares Management or its affiliates and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company may act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing services as administrative agent with respect to co-investments. The Company is responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments are made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment and the Company recognizes only the carrying value of its investment in its consolidated balance sheets. Such investments may raise potential conflicts of interest between the Company and such other Ares managed investment vehicles due to differing investment goals and liquidity needs, and such other Ares managed investment vehicles may take actions that are adverse to the Company's interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such investment. As of December 31, 2025 and 2024, the total outstanding principal balance for co-investments held by the Company was $524.8 million and $266.8 million, respectively.

Loan Acquisitions from or Dispositions to Affiliates

The Company or one or more affiliates of the Company’s Manager may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including the Company and/or other Ares Management managed investment vehicles, as applicable. From time to time, the Company may purchase or sell such commercial real estate loans from or to affiliates of the Company’s Manager. Although the Company’s Manager will approve the purchase and sale of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company and provided that the Company has sufficient liquidity, the interests of the Company’s Manager could be in conflict with those of the Company. The Company is not obligated to purchase any loans originated by affiliates of the Company’s Manager or sell any loans originated by the Company to affiliates of the Manager. In addition, from time to time, the Company may purchase or sell loans, including participations in loans, from or to other Ares Management managed investment vehicles. Loans purchased or sold by the Company from or to affiliates of the Company’s Manager or other Ares Management managed investment vehicles are purchased or sold at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased or sold by the Company from or to affiliates of the Company’s Manager or other Ares Management managed investment vehicles for the years ended December 31, 2025 and 2024.

14.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the years ended December 31, 2025, 2024 and 2023 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
November 7, 2025	December 31, 2025	January 15, 2026	$0.15		$8,442
August 5, 2025	September 30, 2025	October 15, 2025	0.15		8,365
May 7, 2025	June 30, 2025	July 15, 2025	0.15		8,368
February 12, 2025	March 31, 2025	April 15, 2025	0.15		8,354
Total cash dividends declared for the year ended December 31, 2025			$0.60		$33,529

November 7, 2024	December 31, 2024	January 15, 2025	$0.25		$13,924
August 6, 2024	September 30, 2024	October 15, 2024	0.25		13,809
May 9, 2024	June 28, 2024	July 16, 2024	0.25		13,812
February 22, 2024	March 28, 2024	April 16, 2024	0.25		13,802
Total cash dividends declared for the year ended December 31, 2024			$1.00		$55,347

November 3, 2023	December 29, 2023	January 17, 2024	$0.33		$18,220
August 2, 2023	September 29, 2023	October 17, 2023	0.33		18,082
May 2, 2023	June 30, 2023	July 18, 2023	0.35	(1)	19,180
February 15, 2023	March 31, 2023	April 18, 2023	0.35	(1)	19,345
Total cash dividends declared for the year ended December 31, 2023			$1.36		$74,827
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

In connection with the securitization, the FL3 Issuer and FL3 Co-Issuer offered and issued the following classes of Notes: Class A, Class A-S, Class B, Class C and Class D Notes (collectively, the “FL3 Offered Notes”) to a third party. The Company retained (through one of its wholly-owned subsidiaries) approximately $58.5 million of the FL3 Notes and all of the $52.9 million of preferred equity in the FL3 Issuer, which totaled $111.4 million. The Company, as the holder of the subordinated FL3 Notes and all of the preferred equity in the FL3 Issuer, had the obligation to absorb losses of the CLO, since the Company had a first loss position in the capital structure of the CLO. On March 17, 2025, the Company exercised its redemption option under the FL3 CLO Securitization, and in connection therewith, exchanged its remaining FL3 Notes and preferred equity in the FL3 Issuer for the remaining mortgage loans held by the FL3 Issuer. As of December 31, 2025, all of the FL3 Notes of the FL3 Issuer held by the third party had been repaid in full at par. As of December 31, 2024, the FL3 Notes were collateralized by interests in a pool of 12 mortgage assets having a total principal balance of $365.2 million that were closed by a wholly-owned subsidiary of the Company. During the years ended December 31, 2025 and 2024, the Company paid down $303.9 million and $141.7 million of the FL3 Offered Notes, respectively.

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

As of December 31, 2025, the FL4 Notes were collateralized by interests in a pool of four mortgage assets having a total principal balance of $138.9 million (the “FL4 Mortgage Assets”) that were closed by a wholly-owned subsidiary of the Company and $52.6 million of real estate owned related to an office property, which had collateralized a previous mortgage asset, and was acquired in September 2024 through a deed in lieu of foreclosure. As of December 31, 2024, the FL4 Notes were collateralized by interests in a pool of four mortgage assets having a total principal balance of $186.8 million that were closed by a wholly-owned subsidiary of the Company and $58.8 million of real estate owned related to an office property, which had collateralized a previous mortgage asset, and was acquired in September 2024 through a deed in lieu of foreclosure. During the period that ended in April 2024 (the “Companion Participation Acquisition Period”), the FL4 Issuer was able to use certain principal proceeds from the FL4 Mortgage Assets to acquire additional funded pari-passu participations related to the FL4 Mortgage Assets that met certain acquisition criteria. The Companion Participation Acquisition Period expired in April 2024 and was not renewed.

The sale of the FL4 Mortgage Assets to the FL4 Issuer was governed by a FL4 Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, had the obligation to absorb losses of the FL4 CLO Securitization, since the Company has a first loss position in the capital structure of the FL4 CLO Securitization. During the years ended December 31, 2025 and 2024, the Company paid down $52.2 million and $126.2 million of the FL4 Offered Notes, respectively. See Note 17 included in these consolidated financial statements for a subsequent event related to the FL4 CLO Securitization.

The FL3 CLO Securitization and the FL4 CLO Securitization are collectively referred to as the “CLO Securitizations.” As the directing holder of the CLO Securitizations, the Company had the ability to direct activities that could significantly impact the CLO Securitizations’ economic performance. ACRES was designated as special servicer of the CLO Securitizations and had the power to direct activities during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacted the CLO Securitizations’ economic performance. ACRES did not waive the special servicing fee, and the Company paid its overhead costs. If an unrelated third party had the right to unilaterally remove the special servicer, then the Company would not have the power to direct activities that most significantly impact the CLO Securitizations’ economic performance. In addition, there were no substantive kick-out rights of any unrelated third party to remove the special servicer without cause. The Company’s subsidiaries, as directing holders, had the ability to remove the special servicer without cause. Based on these factors, the Company was determined to be the primary beneficiary of each of the CLO Securitizations; thus, the CLO Securitizations are consolidated into the Company’s consolidated financial statements.

The CLO Securitizations are consolidated in accordance with FASB ASC Topic 810 and were structured as pass through entities that receive principal and interest on the underlying collateral and distribute those payments to the note holders, as applicable. The assets and other instruments held by the CLO Securitizations were restricted and could only be used to fulfill the obligations of the respective CLO Securitizations. Additionally, the obligations of the CLO Securitizations did not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.

The inclusion of the assets and liabilities of the CLO Securitizations of which the Company was deemed the primary beneficiary had no economic effect on the Company. The Company’s exposure to the obligations of the CLO Securitizations were generally limited to its investment in the entity. The Company was not obligated to provide, nor had it provided, any financial support for the consolidated structures. As such, the risk associated with the Company’s involvement in the CLO Securitizations was limited to the carrying value of its investment in each of the entities. As of December 31, 2025, the Company’s maximum risk of loss was $91.7 million, which represents the carrying value of its investments in the CLO Securitizations.

Non-consolidated VIEs

The Company evaluated its senior mortgage loan investment that is collateralized by a residential condominium property located in New York, and it was determined to be an interest in a VIE. However, the Company was not deemed to be the primary beneficiary. The Company’s exposure to the obligations of the VIE is generally limited to its investment and the Company is not obligated to provide, nor has it provided, any financial support to the VIE. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying value of its investment. As of December 31, 2025, the Company’s maximum risk of loss was $129.8 million, which represents the carrying value of its investment in the VIE.

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

The following table summarizes the information about segment net income (loss) and significant segment expenses for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Net interest margin	$32,431	$51,732	$88,956
Revenue from real estate owned	22,402	17,918	3,970
Total revenue	54,833	69,650	92,926

Expenses from real estate owned	(18,157)	(12,964)	(2,518)
(Provision for) reversal of current expected credit losses, net	17,845	18,152	(91,825)
Realized losses on loans	(34,643)	(83,591)	(10,499)
Realized gain (loss) on sale of real estate owned	2,757	(2,287)	—
Other segment items (1)	(23,537)	(23,953)	(26,951)
Segment net income (loss)	(902)	(34,993)	(38,867)
Adjustments and reconciling items	—	—	—
Net income (loss) attributable to common stockholders	$(902)	$(34,993)	$(38,867)
______________________________

(1)Other segment items included in Segment net income (loss) include management and incentive fees to affiliate, professional fees, general and administrative expenses, general and administrative expenses reimbursed to affiliate, change in unrealized losses on loans held for sale and income tax expense (benefit), including excise tax.

17.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this annual report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025, except as disclosed below.

On January 8, 2026, the Company exercised its $100.0 million accordion option on the Morgan Stanley Facility to increase the maximum commitment from $150.0 million to $250.0 million with payment of an upsize fee.

On January 20, 2026, the Company exercised its redemption option under the FL4 CLO Securitization, and in connection therewith, all of the outstanding notes of the FL4 CLO Securitization held by third parties were repaid in full at par through a refinancing of the remaining underlying loans held for investment and real estate owned held for investment under its existing Secured Funding Agreements.

On February 6, 2026, the Company closed a $100.0 million senior mortgage loan as part of a co-investment on a multifamily property located in New York. At closing, the outstanding principal balance was $76.7 million. The loan has a per annum interest rate of SOFR plus 2.45%.

On February 6, 2026, the Company closed a $50.0 million senior mortgage loan as part of a co-investment on a mixed-use property located in New York. At closing, the outstanding principal balance was $43.6 million. The loan has a per annum interest rate of SOFR plus 3.25%.

The Company’s board of directors declared a regular cash dividend of $0.15 per common share for the first quarter of 2026. The first quarter 2026 dividend will be payable on April 15, 2026 to common stockholders of record as of March 31, 2026.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Dated:	February 10, 2026	By:	/s/ Bryan P. Donohoe
Bryan P. Donohoe
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 10, 2026	By:	/s/ Jeffrey M. Gonzales
Jeffrey M. Gonzales
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 10, 2026	By:	/s/ Bryan P. Donohoe
Bryan P. Donohoe Chief Executive Officer and Director (Principal Executive Officer)
Dated:	February 10, 2026	By:	/s/ Jeffrey M. Gonzales
Jeffrey M. Gonzales Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated:	February 10, 2026	By:	/s/ William S. Benjamin
William S. Benjamin Chairman, Director
Dated:	February 10, 2026	By:	/s/ Rand S. April
Rand S. April Director
Dated:	February 10, 2026	By:	/s/ Caroline E. Blakely
Caroline E. Blakely Director
Dated:	February 10, 2026	By:	/s/ William L. Browning
William L. Browning Director
Dated:	February 10, 2026	By:	/s/ Edmond N. Moriarty, III
Edmond N. Moriarty, III Director
Dated:	February 10, 2026	By:	/s/ Rebecca J. Parekh
Rebecca J. Parekh Director
Dated:	February 10, 2026	By:	/s/ James E. Skinner
James E. Skinner Director