Form 10-Q
period 2026-03-31
Ares Commercial Real Estate Corp
filed 2026-05-07
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2026
Common stock, $0.01 par value	55,481,113

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend such statements to be covered by the safe harbor provisions contained therein. The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition, some of the statements in this quarterly report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Ares Commercial Real Estate Corporation (“ACRE” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” and “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including:

•global economic trends and economic conditions, including slower growth, changes to fiscal and monetary policy, inflation, labor shortages, changing interest rates, foreign currency exchange volatility and uncertainties caused by tariffs and trade disputes with other countries, as well as pronounced geopolitical instability, including resulting from actions and initiatives of the United States government or governments outside of the United States and international conflicts such as the military operation in Iran and conflicts in the Middle East;

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

•allocation of investment opportunities to us by our Manager, including with respect to co-investments;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and financial condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the risks, uncertainties and other factors set forth in Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”) and the other information included in our 2025 Annual Report and elsewhere in our subsequent quarterly reports on Form 10-Q.

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

PART I - FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$86,163	$29,289
Restricted cash ($1,108 related to consolidated VIEs as of December 31, 2025)	48,169	37,868
Loans held for investment ($138,950 related to consolidated VIEs as of December 31, 2025)	1,629,366	1,528,806
Current expected credit loss reserve	(136,830)	(125,756)
Loans held for investment, net of current expected credit loss reserve	1,492,536	1,403,050
Loans held for sale	60,544	—
Real estate owned held for investment, net ($52,634 related to consolidated VIEs as of December 31, 2025)	76,848	130,165
Real estate owned held for sale	53,110	—
Other assets ($76 of interest receivable related to consolidated VIEs as of December 31, 2025)	18,934	17,770
Total assets	$1,836,304	$1,618,142
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$1,182,096	$858,176
Secured term loan	89,538	89,360
Collateralized loan obligation securitization debt (consolidated VIEs)	—	99,921
Due to affiliate	4,085	4,061
Dividends payable	8,442	8,442
Other liabilities ($257 of interest payable related to consolidated VIEs as of December 31, 2025)	59,725	48,614
Total liabilities	1,343,886	1,108,574
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at March 31, 2026 and December 31, 2025 and 55,367,672 and 55,026,453 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	532	532
Additional paid-in capital	821,724	820,827
Accumulated earnings (deficit)	(329,838)	(311,791)
Total stockholders' equity	492,418	509,568
Total liabilities and stockholders' equity	$1,836,304	$1,618,142

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Interest income	$24,906	$27,480
Interest expense	(17,361)	(18,189)
Net interest margin	7,545	9,291
Revenue from real estate owned	5,915	5,657
Total revenue	13,460	14,948
Expenses:
Management and incentive fees to affiliate	2,400	2,567
Professional fees	819	877
General and administrative expenses	1,417	1,720
General and administrative expenses reimbursed to affiliate	787	1,003
Expenses from real estate owned	3,134	4,495
Total expenses	8,557	10,662
(Provision for) reversal of current expected credit losses, net	(11,138)	5,340
Realized losses on loans	(3,340)	—
Income (loss) before income taxes	(9,575)	9,626
Income tax expense (benefit), including excise tax	30	281
Net income (loss) attributable to common stockholders	$(9,605)	$9,345
Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.17)	$0.17
Diluted earnings (loss) per common share	$(0.17)	$0.17
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	55,322,222	54,828,751
Diluted weighted average shares of common stock outstanding	55,322,222	55,694,939
Dividends declared per share of common stock	$0.15	$0.15

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to common stockholders	$(9,605)	$9,345
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale debt securities	—	(30)
Comprehensive income (loss)	$(9,605)	$9,315

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	54,542,178	$532	$816,923	$37	$(277,360)	$540,132
Stock‑based compensation	314,799	—	1,050	—	—	1,050
Other comprehensive income (loss)	—	—	—	(30)	—	(30)
Net income (loss)	—	—	—	—	9,345	9,345
Dividends declared	—	—	—	—	(8,354)	(8,354)
Balance at March 31, 2025	54,856,977	$532	$817,973	$7	$(276,369)	$542,143
Stock‑based compensation	148,376	—	937	—	—	937
Other comprehensive income (loss)	—	—	—	21	—	21
Net income (loss)	—	—	—	—	(11,035)	(11,035)
Dividends declared	—	—	—	—	(8,368)	(8,368)
Balance at June 30, 2025	55,005,353	$532	$818,910	$28	$(295,772)	$523,698
Stock‑based compensation	16,933	—	1,024	—	—	1,024
Other comprehensive income (loss)	—	—	—	(28)	—	(28)
Net income (loss)	—	—	—	—	4,653	4,653
Dividends declared	—	—	—	—	(8,365)	(8,365)
Balance at September 30, 2025	55,022,286	$532	$819,934	$—	$(299,484)	$520,982
Stock‑based compensation	4,167	—	893	—	—	893
Net income (loss)	—	—	—	—	(3,865)	(3,865)
Dividends declared	—	—	—	—	(8,442)	(8,442)
Balance at December 31, 2025	55,026,453	$532	$820,827	$—	$(311,791)	$509,568
Stock‑based compensation	341,219	—	897	—	—	897
Net income (loss)	—	—	—	—	(9,605)	(9,605)
Dividends declared	—	—	—	—	(8,442)	(8,442)
Balance at March 31, 2026	55,367,672	$532	$821,724	$—	$(329,838)	$492,418

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$(9,605)	$9,345
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,119	1,198
Accretion of discounts, deferred loan origination fees and costs	(1,203)	(1,283)
Stock-based compensation	897	1,050
Depreciation and amortization of real estate owned	741	2,182
Provision for (reversal of) current expected credit losses, net	11,138	(5,340)
Realized losses on loans	3,340	—
Changes in operating assets and liabilities:
Loans held for sale	(60,544)	—
Other assets	(3,516)	1,561
Due to affiliate	24	404
Other liabilities	1,001	(1,107)
Net cash provided by (used in) operating activities	(56,608)	8,010
Investing activities:
Issuance of and fundings on loans held for investment	(199,126)	(7,011)
Principal collections and cost-recovery proceeds on loans held for investment	96,222	305,443
Receipt of origination and other loan fees	2,254	234
Principal repayment of available-for-sale debt securities	—	88
Purchases of capitalized additions to real estate owned	(534)	(15)
Receipt (disbursement) of escrows and reserves for loans held for investment, net	11,409	—
Net cash provided by (used in) investing activities	(89,775)	298,739
Financing activities:
Proceeds from secured funding agreements	333,040	114,797
Repayments of secured funding agreements	(9,121)	(28,860)
Repayments of secured term loan	—	(10,000)
Payment of secured funding costs	(1,998)	(1,924)
Repayments of debt of consolidated VIEs	(99,921)	(304,049)
Dividends paid	(8,442)	(13,924)
Net cash provided by (used in) financing activities	213,558	(243,960)
Change in cash, cash equivalents and restricted cash	67,175	62,789
Cash, cash equivalents and restricted cash, beginning of period	67,157	66,294
Cash, cash equivalents and restricted cash, end of period	$134,332	$129,083
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$86,163	$125,496
Restricted cash	48,169	3,587
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$134,332	$129,083
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$8,442	$8,354
Other receivables related to consolidated VIEs	$—	$4,262
See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
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

2.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management's discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of the Company’s recurring accounting policies. The Company has included disclosure below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly or (ii) the Company views as critical as of the date of this report.

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

The unaudited consolidated interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The current period’s results of operations will not necessarily be indicative of results for any other interim period or that ultimately may be achieved for the year ending December 31, 2026.

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

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of March 31, 2026 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

Loans Held for Investment

The Company originates CRE debt and related instruments generally to be held for investment. Loans that are held for investment are carried at cost, net of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds. The resulting amount, which excludes the CECL Reserve (as defined below), is referred to as the “Carrying Value.” Loans are generally collateralized by real estate. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its loans held for investment portfolio under the following methodology: (1) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (2) economic review, which considers underlying collateral (i.e. leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (3) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (4) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective. Such analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, and the borrower’s exit plan, among other factors.

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

Loans Held for Sale

Although the Company generally holds its target investments as long-term investments, the Company occasionally classifies some of its investments as held for sale if there is an intent to sell the investment prior to maturity or payoff. Investments held for sale are carried at the lower of carrying amount or fair value within loans held for sale in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. If a loan is determined to be held for sale at the time of origination, upfront fees and origination costs are deferred and any portion retained is recognized into interest income at the time of sale.

During the three months ended March 31, 2026, the Company originated a senior mortgage loan as part of a co-investment collateralized by a retail property located in California. At the time of origination, the Company classified a portion of the loan as held for sale as the Company intends to sell such portion. As of March 31, 2026, such portion of the loan remains classified as held for sale with a carrying amount of $60.5 million, an outstanding principal balance of $61.2 million, a per annum interest rate of SOFR plus 2.75% and a maturity date of March 5, 2029. The Company had no loans held for sale as of December 31, 2025.

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

Real estate assets held for investment are evaluated for indicators of impairment on a quarterly basis. Factors that the Company may consider in its impairment analysis include, among others: (1) significant underperformance relative to historical or anticipated operating results; (2) significant negative industry or economic trends; (3) costs necessary to extend the life or improve the real estate asset; (4) significant increase in competition; and (5) ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate asset over the estimated remaining holding period is less than the carrying amount of such real estate asset. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate asset. An impairment charge is recorded equal to the excess of the carrying amount of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon the Company’s estimate of a capitalization rate and discount rate.

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

Revenue Recognition

Interest income is accrued based on the outstanding principal amount and the contractual terms of each loan or debt security. For loans held for investment, the origination fees, contractual exit fees and direct origination costs are also recognized in interest income over the initial loan term as a yield adjustment using the effective interest method. For loans held for sale, upfront fees and origination costs are deferred and any portion retained is recognized into interest income at the time of sale. For available-for-sale debt securities, premiums or discounts are amortized or accreted into interest income as a yield adjustment using the effective interest method.

Revenue from real estate owned represents revenue associated with the operations of a multi-building office property acquired in September 2024 and a mixed-use property acquired in September 2023.

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

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, securitization debt and the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements) in net interest margin. For the three months ended March 31, 2026 and 2025, interest expense is comprised of the following ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Secured funding agreements	$15,615	$10,215
Securitization debt	349	6,217
Secured term loan	1,397	1,757
Interest expense	$17,361	$18,189

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and OCI that are excluded from net income (loss).

3.   LOANS HELD FOR INVESTMENT

As of March 31, 2026, the Company’s portfolio included 35 loans held for investment, excluding 197 loans that were repaid, sold, converted to real estate owned or written-off since inception. The aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion as of March 31, 2026. During the three months ended March 31, 2026, the Company funded $201.7 million of outstanding principal and received repayments of $94.3 million of outstanding principal. As of March 31, 2026, 88.5% of the Company’s loans have Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 1.64%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of March 31, 2026 and December 31, 2025 ($ in thousands):

	As of March 31, 2026
	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,610,092	$1,690,176	5.8%	(2)	7.3%	(3)	1.4
Subordinated debt and preferred equity investments	19,274	21,102	2.7%	(2)	6.6%	(3)	1.1
Total loans held for investment portfolio	$1,629,366	$1,711,278	5.8%	(2)	7.3%	(3)	1.4

	As of December 31, 2025
	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,509,670	$1,580,074	5.7%	(2)	7.4%	(3)	1.3
Subordinated debt and preferred equity investments	19,136	20,985	2.7%	(2)	6.7%	(3)	1.3
Total loans held for investment portfolio	$1,528,806	$1,601,059	5.7%	(2)	7.4%	(3)	1.3
______________________________

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2026 and December 31, 2025 as weighted by the total outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of March 31, 2026 and December 31, 2025 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2026 and December 31, 2025).
(4)Remaining Life is based on contractual maturity date and does not include contractual extension options not yet exercised.

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of March 31, 2026 is as follows ($ in millions):

Loan Type	Location	Outstanding Principal (1)	Carrying Value (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Residential/Condo	NY	$179.8	$136.5	S+8.95%	—%	(5)	Dec 2026		I/O
Office	IL	167.6	138.0	(6)	—%	(6)	Apr 2026	(6)	I/O
Multifamily	NY	132.2	131.9	S+3.90%	8.6%		Jun 2026		I/O
Industrial	GA	96.8	96.0	S+2.25%	6.3%		Oct 2028		I/O
Multifamily	NY	78.9	77.9	S+2.45%	6.6%		Mar 2029		I/O
Office	NC	72.7	72.7	S+3.65%	7.3%		Aug 2028		I/O
Self Storage	Diversified	70.5	69.9	S+2.50%	6.5%		Dec 2028		I/O
Multifamily	TX	67.9	67.6	S+2.95%	7.2%		Dec 2026	(7)	P/I	(8)
Retail	CA	67.0	66.3	S+2.75%	6.8%		Mar 2029		I/O
Office	NY	65.0	65.0	S+2.65%	6.3%		Jul 2028		I/O
Office	AZ	65.0	65.0	S+2.00%	5.7%		Oct 2027	(9)	I/O
Multifamily	OH	57.3	57.2	S+3.05%	7.1%		Oct 2026		I/O
Hotel	NY	55.7	55.5	S+4.40%	8.3%		Mar 2027	(10)	I/O
Office	IL	54.0	53.9	S+4.25%	8.0%		Jan 2027		P/I	(8)
Industrial	CA	52.6	52.2	S+3.00%	7.0%		Nov 2028		I/O
Multifamily	NC	50.0	49.6	S+2.40%	6.6%		Oct 2027		I/O
Multifamily	MA	48.9	48.6	S+3.10%	7.3%		Oct 2027		I/O
Hotel	SC	48.3	47.8	S+3.50%	7.6%		Nov 2028		I/O
Industrial	MA	45.6	45.5	S+2.90%	6.7%		Jun 2028		I/O
Mixed-Use	NY	37.8	37.3	S+3.25%	7.6%		Jan 2028		I/O
Industrial	NJ	27.8	27.8	S+8.85%	12.5%		Nov 2024	(11)	I/O
Hotel	Diversified	23.9	23.7	S+3.75%	7.8%		Nov 2028		I/O
Hotel	FL	18.7	18.5	S+3.35%	7.5%		Dec 2028		I/O
Multifamily	TX	18.2	18.2	S+2.60%	6.6%		May 2026	(12)	I/O
Office	Diversified	13.8	13.7	S+3.75%	10.3%		Jul 2026		P/I	(8)
Self Storage	FL	12.1	12.1	S+3.25%	7.1%		Dec 2027		I/O
Self Storage	IN	11.4	11.4	S+3.60%	7.4%		Jun 2026		I/O
Self Storage	AZ	10.7	10.6	S+3.25%	7.2%		Feb 2028		I/O
Self Storage	FL	9.5	9.4	S+3.75%	7.6%		Jun 2028		I/O
Self Storage	PA	8.8	8.7	S+3.50%	7.5%		May 2028		I/O
Self Storage	MA	7.7	7.7	S+3.00%	6.9%		Nov 2026		I/O
Industrial	CA	7.0	7.0	S+3.85%	7.5%		Jan 2027	(13)	I/O
Self Storage	FL	7.0	6.9	S+3.50%	7.5%		Apr 2028		I/O
Subordinated Debt and Preferred Equity Investments:
Industrial	CA	12.6	10.9	S+3.85%	—%	(13)	Jan 2027		I/O
Office	AZ	8.5	8.4	(9)	6.6%		Oct 2027	(9)	I/O
Total/Weighted Average		$1,711.3	$1,629.4		5.8%
______________________________

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds. For the loans held for investment that represent co-investments with other investment vehicles managed by Ares Management (see Note 12 included in these consolidated financial statements for additional information on co-investments), only the portion of Carrying Value and Outstanding Principal held by the Company is reflected.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on SOFR as of March 31, 2026 or the SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of March 31, 2026 as weighted by the outstanding principal balance of each loan.

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
(5)The New York loan is structured as both a senior and mezzanine loan with the Company holding contiguous positions. The senior and mezzanine positions each have a per annum interest rate of S + 8.95%. The senior and mezzanine loans were both on non-accrual status as of March 31, 2026 and the Unleveraged Effective Yield is not applicable.
(6)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding contiguous positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The senior and mezzanine loans were both on non-accrual status as of March 31, 2026 and the Unleveraged Effective Yield is not applicable. In January 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the Illinois loan from January 2026 to April 2026. For the three months ended March 31, 2026, the Company received $1.7 million of interest payments in cash on the senior loan that was recognized as a reduction to the Carrying Value of the loan and the borrower is current on all contractual interest payments.
(7)In January 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Texas loan from January 2026 to December 2026.
(8)In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $13.8 million as of March 31, 2026. In January 2026, amortization began on both the senior Texas loan and the senior Illinois loan, which had outstanding principal balances of $67.9 million and $54.0 million, respectively, as of March 31, 2026. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(9)The Arizona loan is structured as a senior A-Note with an outstanding principal balance of $65.0 million, a subordinated B-Note with no initial outstanding principal balance and an unfunded commitment of $12.0 million for certain lender approved leasing costs and a subordinated C-Note with an outstanding principal balance of $8.5 million. The subordinated B-Note is pari-passu with new borrower contributions for the loan principal paydown and other additional capital contributions. The subordinated C-Note is subordinate to the A-Note, B-Note and the new borrower contributions. The senior A-Note has a per annum interest rate of S + 2.00%, the subordinated B-Note has a fixed per annum interest rate of 12.00% and the subordinated C-Note has a fixed per annum interest rate of 5.50%. As of March 31, 2026, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated C-Note.
(10)In March 2026, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior New York loan to March 2027.
(11)As of March 31, 2026, the senior New Jersey loan, which is collateralized by an industrial property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the November 2024 maturity date and the borrower is current on all contractual interest payments.
(12)In January 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Texas loan from January 2026 to May 2026.
(13)The California loan is structured as a senior A-Note, with an outstanding principal balance of $7.0 million as of March 31, 2026, a subordinated B-Note with no outstanding principal balance and an unfunded commitment of $500 thousand for certain lender approved leasing costs and a subordinated C-Note with an outstanding principal balance of $12.6 million as of March 31, 2026. The subordinated B-Note and C-Note are subordinate to new borrower equity related to additional capital contributions. As of March 31, 2026, the subordinated C-Note was on non-accrual status and therefore, the Unleveraged Effective Yield is not applicable. As of March 31, 2026, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated C-Note.

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

For the three months ended March 31, 2026, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2025	$1,528,806
Initial funding	187,343
Origination and other loan fees and discounts, net of costs	(2,759)
Additional funding	14,329
Amortizing payments	(2,837)
Loan payoffs (1)	(96,719)
Origination and other loan fees and discount accretion	1,203
Balance at March 31, 2026	$1,629,366
_________________________

(1)In March 2026, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $28.2 million, which was collateralized by a multifamily property located in Pennsylvania, in conjunction with the sale of the multifamily property by the borrower. For the three months ended March 31, 2026, the Company recognized a realized loss of $3.3 million in the Company’s consolidated statements of operations as the Carrying Value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan.

Except as described in the table above listing the Company’s loans held for investment portfolio, as of March 31, 2026, all loans held for investment were paying in accordance with their contractual terms. As of March 31, 2026, the Company had three loans held for investment on non-accrual status with a Carrying Value of $285.4 million. As of December 31, 2025, the Company had four loans held for investment on non-accrual status with a Carrying Value of $308.1 million.

4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan-specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio, (iv) the underlying collateral performance and its estimated current and stabilized market values, including projected cash flows and (v) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic forecasts and inputs that reflected a blend of a stable and a weaker economic outlook in the near term; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses as of March 31, 2026 increased compared to the estimate of expected credit losses as of December 31, 2025 primarily due to changes in loan and collateral specific attributes and new loan closings during the three months ended March 31, 2026. These factors were partially offset by a realized loss on a multifamily loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments, a relative improvement in the near-term macroeconomic forecasts and changes in loan and collateral specific attributes during the three months ended March 31, 2026. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specifically identifiable reserve is warranted for a select asset.

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

As of March 31, 2026, the Company’s CECL Reserve for its loans held for investment portfolio is $138.3 million or 768 basis points of the Company’s total loans held for investment commitment balance of $1.8 billion and is bifurcated between the CECL Reserve (contra-asset) related to outstanding balances on loans held for investment of $136.8 million and a liability for unfunded commitments of $1.4 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

As of March 31, 2026, the senior mortgage loan on an office property located in Illinois with a principal balance of $167.6 million had a risk rating of “5.” As of March 31, 2026, this loan was assessed individually and the Company elected to assign a CECL Reserve of $70.3 million on the Illinois office loan. The CECL Reserve for this loan was based on the Company’s estimate of net proceeds available from the potential sale of the collateral property and this CECL Reserve is included in the Company’s total CECL Reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three months ended March 31, 2026 was as follows ($ in thousands):

Balance at December 31, 2025 (1)	$125,756
Provision for (reversal of) current expected credit losses, net	11,074
Balance at March 31, 2026 (1)	$136,830
__________________________

(1)The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three months ended March 31, 2026 was as follows ($ in thousands):

Balance at December 31, 2025 (1)	$1,380
Provision for (reversal of) current expected credit losses, net	64
Balance at March 31, 2026 (1)	$1,444
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

As of March 31, 2026, the Carrying Value of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2026	2025	2024	2023	2022	Prior	Total
Risk rating:
1	$—	$—	$—	$—	$—	$13,741	$13,741
2	—	—	—	102,674	195,144	92,805	390,623
3	181,535	453,897	—	11,438	53,933	230,517	931,320
4	—	—	—	—	136,459	19,274	155,733
5	—	—	—	—	—	137,949	137,949
Total	$181,535	$453,897	$—	$114,112	$385,536	$494,286	$1,629,366

Accrued Interest Receivable

The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing-off uncollectible accrued interest receivable balances in a timely manner. As of March 31, 2026 and December 31, 2025, interest receivable of $6.9 million and $6.4 million, respectively, is included within other assets in the Company’s consolidated balance sheets and is excluded from loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

5.     REAL ESTATE OWNED

On September 19, 2024, the Company acquired legal title to a multi-building office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan held by the Company that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, the Company derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. As the Company did not expect to complete a sale of the office property within the next twelve months, the office property was considered held for investment, and was carried at its estimated fair value at acquisition and was presented net of accumulated depreciation or amortization and impairment charges. At acquisition, the Company recognized a realized loss of $5.8 million on the derecognition of the senior mortgage loan as the fair value of the office property at acquisition of $60.2 million and the net operating assets and liabilities held at the office property of $(201) thousand at acquisition was less than the $65.8 million Carrying Value of the senior mortgage loan. Certain operating assets and liabilities of the office property are included within other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and include items such as prepaid expenses, rent receivables, straight-line rent receivables and payables and trade payables. On December 30, 2025, the Company sold a building at the multi-building office property to a third party for $5.3 million.

During the three months ended March 31, 2026, the Company committed to a plan to sell the multi-building office property and the asset is being actively marketed for sale with such sale expected to qualify for recognition as a completed sale within one year. As such, as of March 31, 2026, the multi-building office property is classified as real estate owned held for sale in the Company’s consolidated balance sheets and the Company has ceased depreciating and amortizing the multi-building office property. Upon reclassification, the multi-building office property had a carrying amount of $53.1 million, which was lower than the estimated fair value less costs to sell. As such, the Company has continued to recognize the multi-building office property at its carrying amount in the Company’s consolidated balance sheets and no impairment loss related to the planned sale of the multi-building office property has been recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2026.

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

The following table summarizes the Company’s real estate owned held for investment as of March 31, 2026 and December 31, 2025 ($ in thousands):

	As of
	March 31, 2026	December 31, 2025
Land	$21,337	$34,245
Buildings and improvements	52,649	81,691
Lease intangibles	21,276	34,735
Above-market lease intangibles	547	4,490
Below-market lease intangibles	(11,084)	(11,105)
Total real estate owned held for investment	84,725	144,056
Less: Accumulated depreciation and amortization	(7,877)	(13,891)
Real estate owned held for investment, net	$76,848	$130,165

As of March 31, 2026 and December 31, 2025, no impairment charges have been recognized for real estate owned held for investment.

For the three months ended March 31, 2026 and 2025, the Company incurred net depreciation and amortization expense of $741 thousand and $2.2 million, respectively. With the exception of amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation and amortization expense is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization related to intangible assets and liabilities for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Intangible Lease Assets and Liabilities

For the three months ended March 31, 2026, there were no property acquisitions.

The following table summarizes the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of March 31, 2026 and December 31, 2025 ($ in thousands):

	As of March 31, 2026			As of December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Assets:
Lease intangibles	$21,276	$(5,798)	$15,478	$34,735	$(9,772)	$24,963
Above-market lease intangibles	547	(256)	291	4,490	(1,468)	3,022
Liabilities:
Below-market lease intangibles	(11,084)	2,567	(8,517)	(11,105)	2,398	(8,707)

The following table summarizes the amortization of intangible lease assets and liabilities related to real estate owned held for investment for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Consolidated Statement of Operations Location	For the Three Months Ended March 31,
		2026	2025
Assets:
Lease intangibles	Expenses from real estate owned	$482	$1,527
Above-market lease intangibles	Revenue from real estate owned	(19)	(271)
Liabilities:
Below-market lease intangibles	Revenue from real estate owned	190	262

The following table summarizes the estimated net amortization schedule for the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of March 31, 2026 ($ in thousands):

		Above-Market	Below-Market
	Lease Intangibles	Lease Intangibles	Lease Intangibles
Remainder of 2026	$1,325	$57	$(428)
2027	1,701	51	(571)
2028	1,603	41	(542)
2029	1,596	41	(539)
2030	1,592	41	(539)
Thereafter	7,661	60	(5,898)
Total	$15,478	$291	$(8,517)

Future Minimum Lease Payments
The following table summarizes the future minimum contractual lease payments to be collected by the Company under non-cancelable operating leases related to real estate owned held for investment, excluding tenant reimbursements of expenses and variable lease payments, as of March 31, 2026 ($ in thousands):

Remainder of 2026	$7,815
2027	10,170
2028	10,156
2029	10,344
2030	10,237
Thereafter	14,007
Total	$62,729

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

Some of the Company’s Financing Agreements are collateralized by (i) assignments of specific loans, preferred equity or a pool of loans held for investment, loans held for sale or real estate owned by the Company, (ii) interests in the subordinated portion of the Company’s securitization debt or (iii) interests in wholly-owned subsidiaries that hold the Company’s loans held for investment or loans held for sale.

The outstanding balances of the Financing Agreements in the table below are presented gross of debt issuance costs. As of March 31, 2026 and December 31, 2025, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of March 31, 2026			As of December 31, 2025
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$567,904	$600,000	(1)	$438,911	$600,000	(1)
Citibank Facility	389,562	425,000	(2)	269,265	325,000	(2)
CNB Facility	—	75,000	(3)	—	75,000	(3)
Morgan Stanley Facility	224,630	350,000	(4)	150,000	150,000	(4)
Subtotal	$1,182,096	$1,450,000		$858,176	$1,150,000

Secured Term Loan	$90,000	$90,000	(5)	$90,000	$90,000	(5)

Total	$1,272,096	$1,540,000		$948,176	$1,240,000
______________________________

(1)The Carrying Value of collateral pledged to the Wells Fargo Facility (as defined below) was $848.6 million and $657.1 million as of March 31, 2026 and December 31, 2025, respectively.
(2)In March 2026, the Company exercised each of its two $50.0 million accordion options on the Citibank Facility (as defined below) to increase the maximum commitment from $325.0 million to $425.0 million with payment of an upsize fee. The Carrying Value of collateral pledged to the Citibank Facility was $547.9 million and $420.5 million as of March 31, 2026 and December 31, 2025, respectively.

(3)Amount immediately available under the CNB Facility (as defined below) at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of March 31, 2026, there was $51.1 million of immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(4)In January 2026, the Company exercised its $100.0 million accordion option on the Morgan Stanley Facility (as defined below) to increase the maximum commitment from $150.0 million to $250.0 million with payment of an upsize fee. Subsequently, in March 2026, the Company amended the Morgan Stanley Facility to, among other things, increase the maximum commitment from $250.0 million to $350.0 million and include an accordion provision such that the maximum commitment may be increased to up to $400.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. The Carrying Value of collateral pledged to the Morgan Stanley Facility was $286.4 million and $308.5 million as of March 31, 2026 and December 31, 2025, respectively.
(5)Equity interests pledged to the Secured Term Loan (as defined below) were $446.8 million and $478.3 million as of March 31, 2026 and December 31, 2025, respectively.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $600.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is February 10, 2028, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Wells Fargo Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to February 10, 2030. Advances under the Wells Fargo Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus a pricing margin range of 1.50% to 3.75%, subject to certain exceptions.

Citibank Facility

The Company is party to a master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”), which allows the Company to borrow up to $425.0 million. Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is January 13, 2027, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2029. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For the three months ended March 31, 2026, the Company did not incur a non-utilization fee. For the three months ended March 31, 2025, the Company incurred a non-utilization fee of $1 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility
The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of March 31, 2026, there was $51.1 million of immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. Availability may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement. In March 2026, the Company amended the CNB Facility to, among other things, extend the maturity date to December 31, 2026. The interest rate on advances under the CNB Facility is a per annum rate equal to the sum of, at the Company’s option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For both the three months ended March 31, 2026 and 2025, the Company incurred a non-utilization fee of $70 thousand. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Morgan Stanley Facility
The Company is party to a $350.0 million master repurchase and securities contract with Morgan Stanley Bank, N.A. (“Morgan Stanley”) (the “Morgan Stanley Facility”). Under the Morgan Stanley Facility, the Company is permitted to sell, and later repurchase, certain qualifying commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing or self storage properties. Morgan Stanley may approve the mortgage loans that are subject to the Morgan Stanley Facility in its sole discretion. In January 2026, the Company exercised its $100.0 million accordion option on the Morgan Stanley Facility to increase the maximum commitment from $150.0 million to $250.0 million with payment of an upsize fee. Subsequently, in March 2026, the Company amended the Morgan Stanley Facility to, among other things, (1) increase the maximum commitment from $250.0 million to $350.0 million and include an accordion provision such that the maximum commitment may be increased to up to $400.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee and (2) extend the initial maturity date to July 16, 2029, subject to one 12-month extension, which may be exercised at the Company’s option assuming no existing defaults under the Morgan Stanley Facility and the applicable extension fee being paid, which, if exercised, would extend the maturity date to July 16, 2030. Advances under the Morgan Stanley Facility generally accrue interest at a per annum rate equal to the sum of one-month SOFR plus a spread ranging from 1.75% to 2.25%, determined by Morgan Stanley, depending upon the mortgage loan sold to Morgan Stanley in the applicable transaction.
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

The total original issue discount and the modification fee on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three months ended March 31, 2026 and 2025, the per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 6.2% and 5.7%, respectively.

7.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2 to our consolidated financial statements, the impact of the current macroeconomic conditions on the Company’s business is uncertain. As of March 31, 2026, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions; however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of March 31, 2026 and December 31, 2025, the Company had the following commitments to fund various whole and co-invested senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	March 31, 2026	December 31, 2025
Total commitments	$1,800,973	$1,660,935
Less: funded commitments	(1,711,278)	(1,601,059)
Total unfunded commitments	$89,695	$59,876

As of March 31, 2026, the Company had unfunded commitments of $7.3 million related to its one loan held for sale. In the event a loan held for sale is sold, the obligation to fund any remaining unfunded commitments would be transferred to the purchaser and the Company would no longer be contractually obligated for any future funding related to the sold loan. As of December 31, 2025, the Company did not have any unfunded commitments related to loans held for sale.

The timing and amount of future fundings are uncertain as loan funding commitments relate to, among others, construction costs, capital expenditures, leasing costs and interest and carry costs. As such, the timing and amount of fundings depend mainly on the progress and performance of the underlying collateral assets for the Company’s loans and funding requests from borrowers are subject to the Company’s review and approval in accordance with the contractual loan agreements. Certain of the Company’s lenders under its Secured Funding Agreements may be contractually obligated to fund their ratable portion of these loan commitments over time, while others may have some degree of discretion over future loan funding obligations.

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of March 31, 2026, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
8.   STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 30, 2025, the Company’s board of directors extended its stock repurchase program of up to $50.0 million (the “Repurchase Program”), which is expected to be in effect until July 31, 2026, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares through the Repurchase Program.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the three months ended March 31, 2026 and 2025. See “Equity Incentive Plan” below for shares issued under the Equity Incentive Plan described below.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of March 31, 2026:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2025	74,088	1,256,271	1,330,359
Granted	—	—	—
Vested	(37,044)	(341,219)	(378,263)
Forfeited	—	—	—
Balance at March 31, 2026	37,044	915,052	952,096

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Remainder of 2026	37,044	4,167	41,211
2027	—	424,344	424,344
2028	—	307,046	307,046
2029	—	179,495	179,495
2030	—	—	—
Total	37,044	915,052	952,096

9.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2026 and 2025 ($ in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to common stockholders	$(9,605)	$9,345
Divided by:
Basic weighted average shares of common stock outstanding:	55,322,222	54,828,751
Weighted average non-vested restricted stock and RSUs (1)	—	866,188
Diluted weighted average shares of common stock outstanding:	55,322,222	55,694,939
Basic earnings (loss) per common share	$(0.17)	$0.17
Diluted earnings (loss) per common share	$(0.17)	$0.17
_______________________________

(1)For the three months ended March 31, 2026, the weighted average non-vested restricted stock and RSUs of 960,502 were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

10.   INCOME TAX

The Company wholly owns ACRC 2017-FL3 TRS LLC, which is a taxable REIT subsidiary (“TRS”) formed to hold a portion of CLO securitizations, including a portion that generated excess inclusion income. The Company also wholly owns ACRC Lender TRS LLC, which is a TRS formed to issue and hold certain loans intended for sale. Additionally, the Company wholly owns ACRC WM Tenant LLC, a TRS initially formed to lease from an affiliate a hotel property classified as real estate owned acquired on March 8, 2019, which was sold on March 1, 2022.

The income tax provision for the Company and the TRSs consisted of the following for the three months ended March 31, 2026 and 2025 ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Current	$27	$282
Deferred	3	(1)
Excise tax	—	—
Total income tax expense (benefit), including excise tax	$30	$281

For the three months ended March 31, 2026 and 2025, the Company did not incur any expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid the following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of March 31, 2026, tax years 2022 through 2026 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

Recurring Fair Value Measurements

As of March 31, 2026 and December 31, 2025, the Company did not have any financial or nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

Real Estate Owned

The Company is required to record real estate owned, a nonfinancial asset, at fair value on a nonrecurring basis in accordance with GAAP. Real estate owned consists of a multi-building office property and a mixed-use property that were acquired by the Company on September 19, 2024 and September 8, 2023 through a deed in lieu of foreclosure and a consensual foreclosure, respectively. See Note 5 included in these consolidated financial statements for more information on real estate owned. Real estate owned is recorded at fair value at acquisition using Level 3 inputs and is evaluated for indicators of impairment on a quarterly basis. Real estate owned is considered impaired when the sum of estimated future undiscounted cash flows expected to be generated by the real estate owned over the estimated remaining holding period is less than the carrying amount of such real estate owned. Cash flows include operating cash flows and anticipated capital proceeds generated by the real estate owned. An impairment charge is recorded equal to the excess of the carrying amount of the real estate owned over the fair value.

The multi-building office property acquired on September 19, 2024 was classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and was carried at its estimated fair value at acquisition and was presented net of accumulated depreciation or amortization and impairment charges. The fair value of the office property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the office property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the office property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the office property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 11.0% and discount rates ranging from 14.0% to 16.0%.

During the three months ended March 31, 2026, the multi-building office property was reclassified to real estate owned held for sale in the Company’s consolidated balance sheets and is carried at the lower of its carrying amount or fair value less costs to sell. Upon reclassification, the carrying amount of the multi-building office property was lower than the estimated fair value less costs to sell. As such, the Company has continued to recognize the multi-building office property at its carrying amount in the Company’s consolidated balance sheets and no impairment loss related to the planned sale of the multi-building office property has been recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2026. The fair value of the multi-building office property upon reclassification to held for sale was determined using the estimated net proceeds available from a potential sale of the property.

The mixed-use property acquired on September 8, 2023 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the mixed-use property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the mixed-use property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the mixed-use property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the mixed-use property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 8.3% and discount rates ranging from 8.0% to 9.5%. No impairment charges have been recognized for the mixed-use property as of March 31, 2026.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2026 and December 31, 2025, the carrying amounts and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		March 31, 2026		December 31, 2025
	Level in Fair Value Hierarchy	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial assets:
Loans held for investment	3	$1,629,366	$1,498,953	$1,528,806	$1,409,982
Loans held for sale	3	60,544	60,715	—	—
Financial liabilities:
Secured funding agreements	2	$1,182,096	$1,182,096	$858,176	$858,176
Secured term loan	3	89,538	89,203	89,360	88,686
Collateralized loan obligation securitization debt (consolidated VIEs)	2	—	—	99,921	95,766
_________________________

(1)Loans held for investment are presented at Carrying Value, which excludes the CECL Reserve.

The carrying amounts of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses, which are all categorized as Level 2 within the fair value hierarchy, approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Company determined the fair value of loans held for investment based on a discounted cash flow methodology (1) for risk rated “1”, “2”, or “3” loans, on a portfolio basis and (b) for risk rated “4” or “5” loans, on an asset-by-asset basis, in each case taking into consideration various factors including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and comparable selling prices in the market. The Company determined the fair value of the loan held for sale based on the anticipated transaction price to be received from the sale of the loan. The Secured Funding Agreements are recorded at outstanding principal, which is the Company’s best estimate of the fair value. The Company determined the fair value of the Secured Term Loan and collateralized loan obligation (“CLO”) securitization debt based on a discounted cash flow methodology, taking into consideration various factors including discount rates, actions of other lenders and comparable market quotes and recent trades for similar products.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 8 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the three months ended March 31, 2026 and 2025, the Company did not incur any incentive fees.

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

The term of the Management Agreement ends on April 25, 2027, with automatic one-year renewal terms. Except under limited circumstances, upon a termination of the Management Agreement, the Company will pay ACREM a termination fee equal to three times the average annual base management fee and incentive fee received by ACREM during the 24-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination, each as described above.

The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2026 and 2025, and amounts payable to the Company’s Manager as of March 31, 2026 and December 31, 2025 ($ in thousands):

	Incurred		Payable
	For the Three Months Ended March 31,		As of
	2026	2025	March 31, 2026	December 31, 2025
Affiliate Payments
Management fees	$2,400	$2,567	$2,400	$2,420
Incentive fees	—	—	—	—
General and administrative expenses	787	1,003	1,651	1,641
Direct costs (1)	48	28	34	—
Total	$3,235	$3,598	$4,085	$4,061
_______________________________

(1)For the three months ended March 31, 2026 and 2025, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company co-invests with other investment vehicles managed by Ares Management or its affiliates and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company may act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing services as administrative agent with respect to co-investments. The Company is responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments is made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying amount of its investment and the Company recognizes only the carrying amount of its investment in its consolidated balance sheets. Such investments may raise potential conflicts of interest between the Company and such other Ares managed investment vehicles due to differing investment goals and liquidity needs, and such other Ares managed investment vehicles may take actions that are adverse to the Company's interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such investment. As of March 31, 2026 and December 31, 2025, the total outstanding principal balance for co-investments held by the Company was $722.9 million and $524.8 million, respectively.

Loan Acquisitions from or Dispositions to Affiliates

The Company or one or more affiliates of the Company’s Manager may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including the Company and/or other Ares Management managed investment vehicles, as applicable. From time to time, the Company may purchase or sell such commercial real estate loans from or to affiliates of the Company’s Manager. Although the Company’s Manager will approve the purchase and sale of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company and provided that the Company has sufficient liquidity, the interests of the Company’s Manager could be in conflict with those of the Company. The Company is not obligated to purchase any loans originated by affiliates of the Company’s Manager or sell any loans originated by the Company to affiliates of the Manager. In addition, from time to time, the Company may purchase or sell loans, including participations in loans, from or to other Ares Management managed investment vehicles. Loans purchased or sold by the Company from or to affiliates of the Company’s Manager or other Ares Management managed investment vehicles are purchased or sold at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased or sold by the Company from or to affiliates of the Company’s Manager or other Ares Management managed investment vehicles for the three months ended March 31, 2026 and 2025.
13.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the three months ended March 31, 2026 and 2025 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 10, 2026	March 31, 2026	April 15, 2026	$0.15	$8,442
Total cash dividends declared for the three months ended March 31, 2026			$0.15	$8,442

February 12, 2025	March 31, 2025	April 15, 2025	$0.15	$8,354
Total cash dividends declared for the three months ended March 31, 2025			$0.15	$8,354

14.   VARIABLE INTEREST ENTITIES

Consolidated VIEs

As discussed in Note 2, the Company evaluates all of its investments and other interests in entities for consolidation, including its former investment in the FL4 CLO Securitization (as defined below), which was considered to be a variable interest in a VIE.

FL4 CLO Securitization

On January 28, 2021, ACRE Commercial Mortgage 2021-FL4 Ltd. (the “FL4 Issuer”) and ACRE Commercial Mortgage 2021-FL4 LLC (the “FL4 Co-Issuer”), both wholly-owned indirect subsidiaries of the Company, entered into an Indenture (the “FL4 Indenture”) with ACRC Lender LLC, a wholly-owned subsidiary of the Company (the “Seller”), as advancing agent, Wells Fargo Bank, National Association, as note administrator, and Wilmington Trust, National Association, as trustee, which governed the issuance of approximately $603.0 million principal balance secured floating rate notes (the “FL4 Notes”) and $64.3 million of preferred equity in the FL4 Issuer (the “FL4 CLO Securitization”). For U.S. federal income tax purposes, the FL4 Issuer and FL4 Co-Issuer are disregarded entities.

The sale of assets to the FL4 Issuer was governed by a Mortgage Asset Purchase Agreement between the Seller and the FL4 Issuer, and acknowledged by the Company solely for purposes of confirming its status as a REIT, in which the Seller made certain customary representations, warranties and covenants.

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly-owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, had the obligation to absorb losses of the FL4 CLO Securitization, since the Company had a first loss position in the capital structure of the FL4 CLO Securitization. On January 20, 2026, the Company exercised its redemption option under the FL4 CLO Securitization, and in connection therewith, exchanged its remaining FL4 Notes and preferred equity in the FL4 Issuer for the remaining mortgage loans and real estate owned held by the FL4 Issuer. As of December 31, 2025, the FL4 Notes were collateralized by interests in a pool of four mortgage assets having a total principal balance of $138.9 million that were closed by a wholly-owned subsidiary of the Company and $52.6 million of real estate owned related to an office property, which had collateralized a previous mortgage asset, and was acquired in September 2024 through a deed in lieu of foreclosure. During the three months ended March 31, 2026 and 2025, the Company paid down $99.9 million and $135 thousand of the FL4 Offered Notes, respectively. As of March 31, 2026, all of the FL4 Notes of the FL4 Issuer held by third parties had been repaid in full at par.

As the directing holder of the FL4 CLO Securitization, the Company had the ability to direct activities that could significantly impact the FL4 CLO Securitization’s economic performance. ACRES was designated as special servicer of the FL4 CLO Securitization and had the power to direct activities during the loan workout process on defaulted and delinquent loans, which is the activity that most significantly impacted the FL4 CLO Securitization’s economic performance. ACRES did not waive the special servicing fee, and the Company paid its overhead costs. If an unrelated third party had the right to unilaterally remove the special servicer, then the Company would not have had the power to direct the activities that most significantly impacted the FL4 CLO Securitization’s economic performance. In addition, there were no substantive kick-out rights of any unrelated third party to remove the special servicer without cause. The Company’s subsidiaries, as directing holders, had the ability to remove the special servicer without cause. Based on these factors, the Company was determined to be the primary beneficiary of the FL4 CLO Securitization; thus, the FL4 CLO Securitization was consolidated into the Company’s consolidated financial statements in accordance with FASB ASC Topic 810 and was structured as a pass through entity that received principal and interest on the underlying collateral and distributed those payments to the note holders, as applicable. The assets and other instruments held by the FL4 CLO Securitization were restricted and could only be used to fulfill the obligations of the FL4 CLO Securitization. Additionally, the obligations of the FL4 CLO Securitization did not have any recourse to the general credit of any other consolidated entities, nor to the Company as the primary beneficiary.

The inclusion of the assets and liabilities of the FL4 CLO Securitization of which the Company was deemed the primary beneficiary had no economic effect on the Company. The Company’s exposure to the obligations of the FL4 CLO Securitization were generally limited to its investment in the entity. The Company was not obligated to provide, nor did it provide, any financial support for the consolidated structure. As such, the risk associated with the Company’s involvement in the FL4 CLO Securitization was limited to the carrying amount of its investment.

Non-consolidated VIEs

The Company evaluated its senior mortgage loan investment that is collateralized by a residential condominium property located in New York, and it was determined to be an interest in a VIE. However, the Company was not deemed to be the primary beneficiary. The Company’s exposure to the obligations of the VIE is generally limited to its investment and the Company is not obligated to provide, nor has it provided, any financial support to the VIE. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying amount of its investment. As of March 31, 2026, the Company’s maximum risk of loss was $136.5 million, which represents the Carrying Value of the its investment in the VIE.

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

The following table summarizes the information about segment net income (loss) and significant segment expenses for the three months ended March 31, 2026 and 2025 ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net interest margin	$7,545	$9,291
Revenue from real estate owned	5,915	5,657
Total revenue	13,460	14,948

Expenses from real estate owned	(3,134)	(4,495)
(Provision for) reversal of current expected credit losses, net	(11,138)	5,340
Realized losses on loans	(3,340)	—
Other segment items (1)	(5,453)	(6,448)
Segment net income (loss)	(9,605)	9,345
Adjustments and reconciling items	—	—
Net income (loss) attributable to common stockholders	$(9,605)	$9,345
______________________________

(1)Other segment items included in Segment net income (loss) include, as applicable, management and incentive fees to affiliate, professional fees, general and administrative expenses, general and administrative expenses reimbursed to affiliate and income tax expense (benefit), including excise tax.

16.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this quarterly report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2026, except as disclosed below.

On April 14, 2026, the Company closed a $25.0 million senior mortgage loan as part of a co-investment on a multifamily property located in Tennessee. At closing, the outstanding principal balance was $22.2 million. The loan has a per annum interest rate of SOFR plus 2.55%.

On April 16, 2026, the Company closed a $69.7 million senior mortgage loan as part of a co-investment on a portfolio of self storage properties located in various states. At closing, the outstanding principal balance was $64.7 million. The loan has a per annum interest rate of SOFR plus 2.70%.

The Company’s board of directors declared a regular cash dividend of $0.15 per common share for the second quarter of 2026. The second quarter 2026 dividend will be payable on July 15, 2026 to common stockholders of record as of June 30, 2026.

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

Developments During the First Quarter of 2026:

•We closed a $100.0 million senior mortgage loan as part of a co-investment on a multifamily property located in New York.
•We closed a $50.0 million senior mortgage loan as part of a co-investment on a mixed-use property located in New York.
•We closed a $143.5 million senior mortgage loan as part of a co-investment on a retail property located in California, of which $75.0 million is classified as held for investment and $68.5 million is classified as held for sale.
•We exercised each of our two $50.0 million accordion options on the Citibank Facility to increase the maximum commitment from $325.0 million to $425.0 million with payment of an upsize fee.
•We amended the CNB Facility to, among other things, extend the maturity date to December 31, 2026.
•We exercised our $100.0 million accordion option on the Morgan Stanley Facility to increase the maximum commitment from $150.0 million to $250.0 million with payment of an upsize fee. Subsequently, we amended the Morgan Stanley Facility to, among other things, (1) increase the maximum commitment from $250.0 million to $350.0 million and include an accordion provision such that the maximum commitment may be increased to up to $400.0 million at our option, subject to the satisfaction of certain conditions, including payment of an upsize fee and (2) extend the initial maturity date to July 16, 2029, subject to one 12-month extension, which may be exercised at the our option assuming no existing defaults under the Morgan Stanley Facility and the applicable extension fee being paid, which, if exercised, would extend the maturity date to July 16, 2030.
•We exercised our redemption option under the FL4 CLO Securitization and, in connection therewith, all of the outstanding notes of the FL4 CLO Securitization held by third parties were repaid in full at par through a refinancing of the remaining underlying loans held for investment and real estate owned under our existing Secured Funding Agreements.
•We received a discounted payoff of a $28.2 million senior mortgage loan, which was collateralized by a multifamily property in Pennsylvania, in conjunction with the sale of the multifamily property by the borrower. At the time of the discounted payoff, the senior mortgage loan was on non-accrual status. For the three months ended March 31, 2026, we received $0.4 million of interest payments in cash on the senior Pennsylvania loan that was recognized as a reduction to the Carrying Value of the loan and the borrower was current on all contractual interest payments. We recognized a realized loss of $3.3 million as the Carrying Value exceeded the net proceeds from the payoff of the loan.

Trends Affecting Our Business

During the first quarter of 2026, the U.S. economy continued to expand, supported by continued consumer spending with moderating expectations for U.S. gross domestic product growth and low levels of unemployment amidst heightened geopolitical tensions. During this time, the commercial real estate market exhibited stable to improving conditions. Specifically, individual property transaction volumes expanded while broad market indices demonstrated flat to increasing commercial real estate values on a year-over-year basis.

Aiding valuations, new construction starts remained near or at 10-year lows across multifamily, industrial, retail and office property types and lending markets remained supportive given increased activity from capital markets and banks.

While the Federal Reserve has signaled a potential for interest rate reductions in 2026, there is no certainty that there will be a decrease in interest rates or of the magnitude or pace of potential decreases, especially if inflation accelerates.

Rising operating costs, such as property insurance and raw material costs for property development and improvements, placed pressure on cash flow performance across many real estate property types. Although certain markets are showing a recovery, office properties nationally continue to experience challenges driven by remote work and elevated costs to operate, improve or repurpose these office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates. Offsetting some of these challenges, there has been a significant decline in new commercial real estate development that began in 2023 and has continued benefitting existing in-demand property types. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities.

Uncertainty around U.S. economic and foreign policies, international relations and their potential impact to the U.S. economy has increased risk. Should the risks from these factors become more acute, the commercial real estate market we service may be adversely impacted.

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

Stock Repurchase Program

On July 30, 2025, our board of directors extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2026, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. During the three months ended March 31, 2026, we did not repurchase any shares through the Repurchase Program.

Loans Held for Investment Portfolio

As of March 31, 2026, our portfolio included 35 loans held for investment, excluding 197 loans that were repaid, sold, converted to real estate owned or written-off since inception. As of March 31, 2026, the aggregate originated commitment under these loans at closing was approximately $1.9 billion and outstanding principal was $1.7 billion. During the three months ended March 31, 2026, we funded approximately $201.7 million of outstanding principal and received repayments of $94.3 million of outstanding principal. As of March 31, 2026, 88.5% of our loans have SOFR floors, with a weighted average floor of 1.64%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of March 31, 2026, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of March 31, 2026 ($ in thousands):

	As of March 31, 2026
	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,610,092	$1,690,176	5.8%	(2)	7.3%	(3)	1.4
Subordinated debt and preferred equity investments	19,274	21,102	2.7%	(2)	6.6%	(3)	1.1
Total loans held for investment portfolio	$1,629,366	$1,711,278	5.8%	(2)	7.3%	(3)	1.4
_______________________________

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of March 31, 2026 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of March 31, 2026 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of March 31, 2026).
(4)Remaining Life is based on contractual maturity date and does not include contractual extension options not yet exercised.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions. For a description of our critical accounting estimates, please see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.
RECENT DEVELOPMENTS

On April 14, 2026, we closed a $25.0 million senior mortgage loan as part of a co-investment on a multifamily property located in Tennessee. At closing, the outstanding principal balance was $22.2 million. The loan has a per annum interest rate of SOFR plus 2.55%.
On April 16, 2026, we closed a $69.7 million senior mortgage loan as part of a co-investment on a portfolio of self storage properties located in various states. At closing, the outstanding principal balance was $64.7 million. The loan has a per annum interest rate of SOFR plus 2.70%.
Our board of directors declared a regular cash dividend of $0.15 per common share for the second quarter of 2026. The second quarter 2026 dividend will be payable on July 15, 2026 to common stockholders of record as of June 30, 2026.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2026 and 2025 ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Total revenue	$13,460	$14,948
Total expenses	(8,557)	(10,662)
(Provision for) reversal of current expected credit losses, net	(11,138)	5,340
Realized losses on loans	(3,340)	—
Income (loss) before income taxes	(9,575)	9,626
Income tax expense (benefit), including excise tax	30	281
Net income (loss) attributable to common stockholders	$(9,605)	$9,345

The following tables set forth select details of our consolidated results of operations for the three months ended March 31, 2026 and 2025 ($ in thousands):

Net Interest Margin

	For the Three Months Ended March 31,
	2026	2025
Interest income	$24,906	$27,480
Interest expense	(17,361)	(18,189)
Net interest margin	$7,545	$9,291

For the three months ended March 31, 2026 and 2025, net interest margin was approximately $7.5 million and $9.3 million, respectively. For the three months ended March 31, 2026 and 2025, interest income of $24.9 million and $27.5 million, respectively, was generated by weighted average earning assets of $1.7 billion and $1.5 billion, respectively, offset by $17.4 million and $18.2 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, the Secured Term Loan and securitization debt, as applicable, were $1.2 billion for the three months ended March 31, 2026 and $1.1 billion for the three months ended March 31, 2025. The decrease in net interest margin for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to a decrease in SOFR rates on our loans held for investment and a decrease in the weighted average interest-bearing cash and cash equivalents balances held for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Revenue From Real Estate Owned

On September 19, 2024, we acquired legal title to a multi-building office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the three months ended March 31, 2026 and 2025, revenue from real estate owned related to this property was $2.7 million and $2.4 million, respectively.

On September 8, 2023, we acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the three months ended March 31, 2026 and 2025, revenue from real estate owned related to this property was $3.2 million and $3.3 million, respectively.

Operating Expenses

	For the Three Months Ended March 31,
	2026	2025
Management and incentive fees to affiliate	$2,400	$2,567
Professional fees	819	877
General and administrative expenses	1,417	1,720
General and administrative expenses reimbursed to affiliate	787	1,003
Expenses from real estate owned	3,134	4,495
Total expenses	$8,557	$10,662

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the changes in operating expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Related Party Expenses

For the three months ended March 31, 2026, related party expenses included $2.4 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended March 31, 2026. For the three months ended March 31, 2026, related party expenses also included $0.8 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended March 31, 2025, related party expenses included $2.6 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended March 31, 2025. For the three months ended March 31, 2025, related party expenses also included $1.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in management fees for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily relates to a decrease in our weighted average stockholders’ equity for the three months ended March 31, 2026 as a result of realized losses on loans. The decrease in allocable general and administrative expenses due to our Manager for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 relates to changes in the mix of employees of our Manager that allocated time to us.

Other Expenses

For the three months ended March 31, 2026 and 2025, professional fees were $0.8 million and $0.9 million, respectively, which was relatively consistent for both periods. For the three months ended March 31, 2026 and 2025, general and administrative expenses were $1.4 million and $1.7 million, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily relates to a decrease in stock-based compensation expense due to a reduction in the weighted average grant date fair value for restricted stock and restricted stock unit awards granted after March 31, 2025 and a reduction in various operating expenses for the three months ended March 31, 2026.

Expenses From Real Estate Owned

For the three months ended March 31, 2026 and 2025, expenses from real estate owned were comprised of the following ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Mixed-use property operating expenses	$1,213	$1,227
Office property operating expenses	1,009	1,095
Depreciation and amortization expense	912	2,173
Expenses from real estate owned	$3,134	$4,495

For both the three months ended March 31, 2026 and 2025, mixed-use property operating expenses were $1.2 million. Mixed-use property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our mixed-use property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.

For the three months ended March 31, 2026 and 2025, office property operating expenses were $1.0 million and $1.1 million, respectively, which was relatively consistent for both periods and consists of operating expenses for our multi-building office property that was acquired on September 19, 2024. Office property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our office property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.

For the three months ended March 31, 2026, depreciation and amortization expense was $0.9 million and relates primarily to our mixed-use property acquired on September 8, 2023. For the three months ended March 31, 2026, no depreciation or amortization expense was incurred for our multi-building office property acquired on September 19, 2024 as the multi-building office property was classified as real estate owned held for sale. For the three months ended March 31, 2025, depreciation and amortization expense was $2.2 million and related primarily to our mixed-use property acquired on September 8, 2023 and our multi-building office property acquired on September 19, 2024.

(Provision for) Reversal of Current Expected Credit Losses, Net

For the three months ended March 31, 2026 and 2025, the net (provision for) reversal of current expected credit losses was $(11.1) million and $5.3 million, respectively. For the three months ended March 31, 2026, the net provision for current expected credit losses is primarily due to changes in loan and collateral specific attributes and new loan closings during the three months ended March 31, 2026. These factors were partially offset by a realized loss on a multifamily loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments, a relative improvement in the near-term macroeconomic forecasts and changes in loan and collateral specific attributes during the three months ended March 31, 2026. For the three months ended March 31, 2025, the net reversal of current expected credit losses was primarily due to a relative improvement in the near-term macroeconomic forecasts, shorter average remaining loan term and loan repayments during the three months ended March 31, 2025.

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

Realized Losses on Loans

In March 2026, we received a discounted payoff on a senior mortgage loan with outstanding principal of $28.2 million, which was collateralized by a multifamily property located in Pennsylvania. The discounted payoff was received in conjunction with the sale of the multifamily property by the borrower. For the three months ended March 31, 2026, we recognized a realized loss of $3.3 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the Carrying Value exceeded the net proceeds from the payoff of the loan.

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

We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As a result of the commercial real estate environment during 2025 and 2026, certain borrowers have been unable to make interest and principal payments timely, including at the maturity date of the borrower’s loan. We increase our CECL Reserve from time to time, as necessary, to reflect this risk. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. For example, certain of our Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio and loan concentration. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. If we experience borrower default as a result of macroeconomic conditions or otherwise, we may not be able to negotiate modifications to our borrowings with our lenders or receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

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

As of May 4, 2026, we had approximately $101 million in liquidity including $24 million of cash and $77 million of availability under our Secured Funding Agreements.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2026 and 2025 ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net income (loss)	$(9,605)	$9,345
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(47,003)	(1,335)
Net cash provided by (used in) operating activities	(56,608)	8,010
Net cash provided by (used in) investing activities	(89,775)	298,739
Net cash provided by (used in) financing activities	213,558	(243,960)
Change in cash, cash equivalents and restricted cash	$67,175	$62,789

During the three months ended March 31, 2026 and 2025, cash, cash equivalents and restricted cash increased by $67.2 million and $62.8 million, respectively.

Operating Activities

For the three months ended March 31, 2026 and 2025, net cash provided by (used in) operating activities totaled $(56.6) million and $8.0 million, respectively. For the three months ended March 31, 2026, adjustments to net income (loss) related to operating activities primarily included the origination of a loan held for sale with a carrying amount of $60.5 million, the net provision for current expected credit losses of $11.1 million, accretion of discounts, deferred loan origination fees and costs of $1.2 million, amortization of deferred financing costs of $1.1 million, realized losses on loans of $3.3 million and change in other assets of $3.5 million. For the three months ended March 31, 2025, adjustments to net income (loss) related to operating activities primarily included the net reversal of current expected credit losses of $5.3 million, accretion of discounts, deferred loan origination fees and costs of $1.3 million, amortization of deferred financing costs of $1.2 million and change in other assets of $1.6 million.

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities totaled $89.8 million and was primarily related to cash used for the origination and funding of loans held for investment exceeding cash received from principal collections and cost-recovery proceeds on loans held for investment. For the three months ended March 31, 2025, net cash provided by investing activities totaled $298.7 million and was primarily related to cash received from principal collections and cost-recovery proceeds on loans held for investment exceeding the cash used for the origination and funding of loans held for investment.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities totaled $213.6 million and was primarily related to proceeds from our Secured Funding Agreements of $333.0 million partially offset by repayments of our Secured Funding Agreements of $9.1 million, repayments of debt of consolidated VIEs of $99.9 million and dividends paid of $8.4 million. For the three months ended March 31, 2025, net cash used in financing activities totaled $244.0 million and was primarily related to repayments of our Secured Funding Agreements of $28.9 million, repayments of debt of consolidated VIEs of $304.0 million, repayments of our Secured Term Loan of $10.0 million and dividends paid of $13.9 million, partially offset by proceeds from our Secured Funding Agreements of $114.8 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Financing Agreements are described in the following table ($ in thousands):

	As of
	March 31, 2026					December 31, 2025
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$600,000	$567,904	SOFR+1.35 to 3.75%	February 10, 2028	(1)	$600,000	$438,911	SOFR+1.40 to 3.75%	February 10, 2028	(1)
Citibank Facility	425,000	389,562	SOFR+1.50 to 3.00%	January 13, 2027	(2)	325,000	269,265	SOFR+1.50 to 3.00%	January 13, 2027	(2)
CNB Facility	75,000	—	SOFR+3.25%	December 31, 2026	(3)	75,000	—	SOFR+3.25%	March 10, 2026	(3)
Morgan Stanley Facility	350,000	224,630	SOFR+1.75 to 3.50%	July 16, 2029	(4)	150,000	150,000	SOFR+1.75 to 3.50%	July 16, 2026	(4)
Subtotal	$1,450,000	$1,182,096				$1,150,000	$858,176

Secured Term Loan	$90,000	$90,000	5.50%	November 12, 2026	(5)	$90,000	$90,000	5.25%	November 12, 2026	(5)
Total	$1,540,000	$1,272,096				$1,240,000	$948,176
_____________________________

(1)The maturity date of the master repurchase funding facility with Wells Fargo Bank, National Association (the “Wells Fargo Facility”) is subject to two 12-month extensions, each of which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid.
(2)The maturity date of the master repurchase facility with Citibank, N.A. (the “Citibank Facility”) is subject to two 12-month extensions, each of which may be exercised at our option provided that certain conditions are met and applicable extension fees are paid. In March 2026, we exercised each of our two $50.0 million accordion options on the Citibank Facility to increase the maximum commitment from $325.0 million to $425.0 million with payment of an upsize fee.
(3)In March 2026, we amended the secured revolving funding facility with City National Bank (the “CNB Facility”) to, among other things, extend the maturity date to December 31, 2026. The interest rate on advances under the CNB Facility is a per annum rate equal to the sum of, at our option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of March 31, 2026, there was $51.1 million of immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(4)In January 2026, we exercised our $100.0 million accordion option on the master repurchase and securities contract with Morgan Stanley (the “Morgan Stanley Facility”) to increase the maximum commitment from $150.0 million to $250.0 million with payment of an upsize fee. Subsequently, in March 2026, we amended the Morgan Stanley Facility to, among other things, (1) increase the maximum commitment from $250.0 million to $350.0 million and include an accordion provision such that the maximum commitment may be increased to up to $400.0 million at our option, subject to the satisfaction of certain conditions, including payment of an upsize fee and (2) extend the initial maturity date to July 16, 2029, subject to one 12-month extension, which may be exercised at our option provided that certain conditions are met and the applicable extension fee is paid.
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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of March 31, 2026, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

On January 20, 2026, we exercised our redemption option under the FL4 CLO Securitization, and in connection therewith, exchanged our remaining FL4 Notes and preferred equity in the FL4 Issuer for the remaining mortgage loans and real estate owned held by the FL4 Issuer and all of the FL4 Notes held by third parties were repaid in full at par. Therefore, as of March 31, 2026, there were no FL4 Notes outstanding.

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

Before we make any distributions, whether for United States federal income tax purposes or otherwise, we must first meet both our operating and debt service requirements under our Financing Agreements. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may elect to make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.

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

In the commercial real estate market, certain borrowers have not been able to repay principal upon the loan maturity and may not be able to qualify for loan extensions. Additionally, when tenants are not able to pay rent to their landlords, property owners have difficulties making payments to their lenders. We have continued regular dialogue with our borrowers and our financing providers to assess this credit risk.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal, monetary and trade policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations, including our borrowings under the Financing Agreements. We primarily originate or acquire floating rate mortgage assets and finance those assets with index-matched floating rate liabilities. As a result, we significantly reduce our exposure to changes in portfolio value and cash flow variability related to changes in interest rates. In addition, we regularly measure our exposure to interest rate risk and assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not we should enter into hedging transactions and derivative financial instruments, such as forward sale commitments and interest rate floors in order to mitigate our exposure to changes in interest rates.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into or may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk. As of March 31, 2026, we did not have hedging or derivative financial instruments in place.

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

Interest Rate Effect on Net Income

Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day SOFR as of March 31, 2026 and (2) no change in the outstanding principal balance of our loans held for investment portfolio, loans held for sale and borrowings as of March 31, 2026 ($ in millions):

Change in 30-Day SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$2.2
Up 50 basis points	$1.1
Down 50 basis points	$(1.1)
Down 100 basis points	$(0.9)
SOFR at 0 basis points	$14.8
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

Prepayment Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial condition and/or operating results. The risks described in our 2025 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
January 1, 2026 - January 31, 2026	—	$—	—	$50,000
February 1, 2026 - February 28, 2026	—	—	—	50,000
March 1, 2026 - March 31, 2026	—	—	—	50,000
Total	—		—
_____________________________

(1)On July 30, 2025, our board of directors extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2026, or until the approved dollar amount has been used to repurchase shares. As of March 31, 2026, $50.0 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Exhibit Description
3.1		Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016).
3.2		Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2023).
10.1	*	Amendment Number Twelve to Credit Agreement, dated as of March 10, 2026, by and among the Lenders, City National Bank, a national banking association, as Agent, and ACRC Lender LLC, as Borrower
10.2		Eighth Amendment to Master Repurchase and Securities Contract, dated as of March 24, 2026, by and among Morgan Stanley Bank, N.A., a national banking association, as buyer, ACRC Lender MS LLC and ACRC Lender MS II LLC, as sellers, and Ares Commercial Real Estate Corporation, as guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35517), filed on March 30, 2026).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	May 7, 2026	By:	/s/ Bryan P. Donohoe
Bryan P. Donohoe
Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Jeffrey M. Gonzales
Jeffrey M. Gonzales
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)