Form 10-Q
period 2026-06-30
Ares Commercial Real Estate Corp
filed 2026-08-04
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2026
Common stock, $0.01 par value	55,481,113

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

PART I - FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$17,558	$29,289
Restricted cash ($1,108 related to consolidated VIEs as of December 31, 2025)	41,017	37,868
Loans held for investment ($138,950 related to consolidated VIEs as of December 31, 2025)	1,748,835	1,528,806
Current expected credit loss reserve	(137,810)	(125,756)
Loans held for investment, net of current expected credit loss reserve	1,611,025	1,403,050
Real estate owned held for investment, net ($52,634 related to consolidated VIEs as of December 31, 2025)	76,238	130,165
Real estate owned held for sale	53,934	—
Other assets ($76 of interest receivable related to consolidated VIEs as of December 31, 2025)	17,503	17,770
Total assets	$1,817,275	$1,618,142
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$1,173,027	$858,176
Secured term loan	89,722	89,360
Collateralized loan obligation securitization debt (consolidated VIEs)	—	99,921
Due to affiliate	4,199	4,061
Dividends payable	8,458	8,442
Other liabilities ($257 of interest payable related to consolidated VIEs as of December 31, 2025)	52,644	48,614
Total liabilities	1,328,050	1,108,574
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at June 30, 2026 and December 31, 2025 and 55,481,113 and 55,026,453 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	532	532
Additional paid-in capital	822,606	820,827
Accumulated earnings (deficit)	(333,913)	(311,791)
Total stockholders' equity	489,225	509,568
Total liabilities and stockholders' equity	$1,817,275	$1,618,142

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Interest income	$27,754	$23,117	$52,660	$50,597
Interest expense	(19,182)	(16,101)	(36,543)	(34,290)
Net interest margin	8,572	7,016	16,117	16,307
Revenue from real estate owned	5,784	5,549	11,699	11,206
Total revenue	14,356	12,565	27,816	27,513
Expenses:
Management and incentive fees to affiliate	2,394	2,430	4,794	4,997
Professional fees	699	673	1,519	1,550
General and administrative expenses	1,723	1,995	3,140	3,715
General and administrative expenses reimbursed to affiliate	853	1,024	1,639	2,027
Expenses from real estate owned	3,301	4,628	6,435	9,123
Total expenses	8,970	10,750	17,527	21,412
(Provision for) reversal of current expected credit losses, net	(865)	20,150	(12,003)	25,490
Realized losses on loans	—	(33,000)	(3,340)	(33,000)
Income (loss) before income taxes	4,521	(11,035)	(5,054)	(1,409)
Income tax expense (benefit), including excise tax	138	—	169	281
Net income (loss) attributable to common stockholders	$4,383	$(11,035)	$(5,223)	$(1,690)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.08	$(0.20)	$(0.09)	$(0.03)
Diluted earnings (loss) per common share	$0.08	$(0.20)	$(0.09)	$(0.03)
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	55,367,375	54,856,949	55,344,923	54,842,959
Diluted weighted average shares of common stock outstanding	56,354,988	54,856,949	55,344,923	54,842,959
Dividends declared per share of common stock	$0.15	$0.15	$0.30	$0.30

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$4,383	$(11,035)	$(5,223)	$(1,690)
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale debt securities	—	21	—	(9)
Comprehensive income (loss)	$4,383	$(11,014)	$(5,223)	$(1,699)

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	54,542,178	$532	$816,923	$37	$(277,360)	$540,132
Stock‑based compensation	314,799	—	1,050	—	—	1,050
Other comprehensive income (loss)	—	—	—	(30)	—	(30)
Net income (loss)	—	—	—	—	9,345	9,345
Dividends declared	—	—	—	—	(8,354)	(8,354)
Balance at March 31, 2025	54,856,977	$532	$817,973	$7	$(276,369)	$542,143
Stock‑based compensation	148,376	—	937	—	—	937
Other comprehensive income (loss)	—	—	—	21	—	21
Net income (loss)	—	—	—	—	(11,035)	(11,035)
Dividends declared	—	—	—	—	(8,368)	(8,368)
Balance at June 30, 2025	55,005,353	$532	$818,910	$28	$(295,772)	$523,698
Stock‑based compensation	16,933	—	1,024	—	—	1,024
Other comprehensive income (loss)	—	—	—	(28)	—	(28)
Net income (loss)	—	—	—	—	4,653	4,653
Dividends declared	—	—	—	—	(8,365)	(8,365)
Balance at September 30, 2025	55,022,286	$532	$819,934	$—	$(299,484)	$520,982
Stock‑based compensation	4,167	—	893	—	—	893
Net income (loss)	—	—	—	—	(3,865)	(3,865)
Dividends declared	—	—	—	—	(8,442)	(8,442)
Balance at December 31, 2025	55,026,453	$532	$820,827	$—	$(311,791)	$509,568
Stock‑based compensation	341,219	—	897	—	—	897
Net income (loss)	—	—	—	—	(9,605)	(9,605)
Dividends declared	—	—	—	—	(8,442)	(8,442)
Balance at March 31, 2026	55,367,672	$532	$821,724	$—	$(329,838)	$492,418
Stock‑based compensation	113,441	—	882	—	—	882
Net income (loss)	—	—	—	—	4,383	4,383
Dividends declared	—	—	—	—	(8,458)	(8,458)
Balance at June 30, 2026	55,481,113	$532	$822,606	$—	$(333,913)	$489,225

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$(5,223)	$(1,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,376	2,421
Accretion of discounts, deferred loan origination fees and costs	(2,645)	(1,997)
Stock-based compensation	1,779	1,987
Depreciation and amortization of real estate owned	1,491	4,501
Provision for (reversal of) current expected credit losses, net	12,003	(25,490)
Realized losses on loans	3,340	33,000
Changes in operating assets and liabilities:
Other assets	(7,659)	110
Due to affiliate	138	355
Other liabilities	1,338	(307)
Net cash provided by (used in) operating activities	6,938	12,890
Investing activities:
Issuance of and fundings on loans held for investment	(332,108)	(19,085)
Principal collections and cost-recovery proceeds on loans held for investment	114,317	342,596
Receipt of origination and other loan fees	3,754	1,554
Principal repayment of available-for-sale debt securities	—	870
Purchases of capitalized additions to real estate owned	(1,498)	(937)
Receipt (disbursement) of escrows and reserves for loans held for investment, net	4,257	—
Net cash provided by (used in) investing activities	(211,278)	324,998
Financing activities:
Proceeds from secured funding agreements	430,553	114,797
Repayments of secured funding agreements	(115,702)	(61,423)
Repayments of secured term loan	—	(20,000)
Payment of secured funding costs	(2,287)	(2,709)
Repayments of debt of consolidated VIEs	(99,921)	(318,434)
Dividends paid	(16,885)	(22,278)
Net cash provided by (used in) financing activities	195,758	(310,047)
Change in cash, cash equivalents and restricted cash	(8,582)	27,841
Cash, cash equivalents and restricted cash, beginning of period	67,157	66,294
Cash, cash equivalents and restricted cash, end of period	$58,575	$94,135
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$17,558	$89,985
Restricted cash	41,017	4,150
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$58,575	$94,135
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$8,458	$8,368
See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
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

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of June 30, 2026 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

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

In March 2026, the Company originated a senior mortgage loan as part of a co-investment collateralized by a retail property located in California. At the time of origination, the Company classified a portion of the loan as held for sale as the Company intended to sell such portion. In June 2026, the Company sold this portion of the loan at fair value, which was equal to the Company’s carrying amount, and no gain or loss was recognized on the sale. At the time of the sale, the portion of the loan that was sold had an outstanding principal balance of $61.4 million. See Note 12 included in these consolidated financial statements for additional details on the sale of the loan. The Company had no loans held for sale as of June 30, 2026 and December 31, 2025.

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

Debt Issuance Costs

Debt issuance costs under the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Debt issuance costs related to debt securitizations are capitalized and amortized over the term of the underlying loans using the effective interest method. When an underlying loan is prepaid in a debt securitization and the outstanding principal balance of the securitization debt is reduced, the related unamortized debt issuance costs are charged to expense based on a pro‑rata share of the debt issuance costs being allocated to the specific loans that were prepaid. Amortization of debt issuance costs is included within interest expense, except as noted below, in the Company’s consolidated statements of operations while the unamortized balance on the (i) Secured Funding Agreements (each individually defined in Note 6 included in these consolidated financial statements) is included within other assets and (ii) the Secured Term Loan (defined in Note 6 included in these consolidated financial statements) and debt securitizations are each included as a reduction to the carrying amount of the liability, in the Company’s consolidated balance sheets, as applicable.

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

Net Interest Margin and Interest Expense
Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, securitization debt and the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements), as applicable, in net interest margin. For the three and six months ended June 30, 2026 and 2025, interest expense is comprised of the following ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Secured funding agreements	$17,710	$11,921	$33,325	$22,137
Securitization debt	—	2,512	349	8,728
Secured term loan	1,472	1,668	2,869	3,425
Interest expense	$19,182	$16,101	$36,543	$34,290

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and OCI that are excluded from net income (loss).

3.   LOANS HELD FOR INVESTMENT

As of June 30, 2026, the Company’s portfolio included 38 loans held for investment, excluding 197 loans that were repaid, sold, converted to real estate owned or written-off since inception. The aggregate originated commitment under these loans at closing was approximately $2.0 billion and outstanding principal was $1.8 billion as of June 30, 2026. During the six months ended June 30, 2026, the Company funded $339.6 million of outstanding principal and received repayments of $110.7 million of outstanding principal. As of June 30, 2026, 89.2% of the Company’s loans have Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 1.71%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of June 30, 2026 and December 31, 2025 ($ in thousands):

	As of June 30, 2026
	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,729,417	$1,818,946	5.8%	(2)	7.2%	(3)	1.4
Subordinated debt and preferred equity investments	19,418	21,223	2.7%	(2)	6.6%	(3)	0.8
Total loans held for investment portfolio	$1,748,835	$1,840,169	5.7%	(2)	7.2%	(3)	1.4

	As of December 31, 2025
	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,509,670	$1,580,074	5.7%	(2)	7.4%	(3)	1.3
Subordinated debt and preferred equity investments	19,136	20,985	2.7%	(2)	6.7%	(3)	1.3
Total loans held for investment portfolio	$1,528,806	$1,601,059	5.7%	(2)	7.4%	(3)	1.3
______________________________

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2026 and December 31, 2025 as weighted by the total outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of June 30, 2026 and December 31, 2025 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of June 30, 2026 and December 31, 2025).
(4)Remaining Life is based on contractual maturity date and does not include contractual extension options not yet exercised.

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of June 30, 2026 is as follows ($ in millions):

Loan Type	Location	Outstanding Principal (1)	Carrying Value (1)	Interest Rate	Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Residential/Condo	NY	$189.5	$140.2	S+8.95%	—%	(5)	Dec 2026		I/O
Office	IL	169.0	136.3	(6)	—%	(6)	Jul 2026	(6)	I/O
Multifamily	NY	132.2	131.8	S+3.90%	7.8%		Jun 2027	(7)	I/O
Industrial	GA	96.9	96.1	S+2.25%	6.3%		Oct 2028		I/O
Multifamily	NY	84.0	83.1	S+2.45%	6.5%		Mar 2029		I/O
Office	NC	72.7	72.7	S+3.65%	7.3%		Aug 2028		I/O
Self Storage	Diversified	70.6	70.0	S+2.50%	6.5%		Dec 2028		I/O
Multifamily	TX	67.4	67.2	S+2.95%	7.2%		Dec 2026	(8)	P/I	(9)
Retail	CA	67.3	66.6	S+2.75%	6.8%		Mar 2029		I/O
Office	AZ	65.0	65.0	S+2.00%	5.7%		Oct 2027	(10)	I/O
Office	NY	65.0	65.0	S+2.65%	6.3%		Jul 2028		I/O
Self Storage	Diversified	65.0	64.3	S+2.70%	6.7%		May 2029		I/O
Multifamily	OH	57.3	57.2	S+3.05%	7.1%		Oct 2026		I/O
Hotel	NY	55.7	55.6	S+4.40%	8.3%		Mar 2027	(11)	I/O
Industrial	CA	55.2	54.8	S+3.00%	7.0%		Nov 2028		I/O
Office	IL	53.7	53.7	S+4.25%	8.0%		Jan 2027		P/I	(9)
Multifamily	NC	50.0	49.7	S+2.40%	6.6%		Oct 2027		I/O
Multifamily	MA	49.0	48.6	S+3.10%	7.3%		Oct 2027		I/O
Hotel	SC	48.3	47.9	S+3.50%	7.6%		Nov 2028		I/O
Industrial	MA	45.6	45.5	S+2.90%	6.7%		Jun 2028		I/O
Hotel	CA	35.0	34.7	S+2.95%	7.1%		Jun 2028		I/O
Mixed-Use	NY	29.9	29.5	S+3.25%	7.8%		Jan 2028		I/O
Industrial	NJ	27.8	27.8	S+8.85%	12.5%		Nov 2024	(12)	I/O
Hotel	Diversified	23.9	23.7	S+3.75%	7.8%		Nov 2028		I/O
Multifamily	TN	22.6	22.3	S+2.55%	6.6%		May 2029		I/O
Hotel	FL	19.4	19.2	S+3.35%	7.4%		Dec 2028		I/O
Multifamily	TX	18.2	18.2	S+2.60%	6.5%		Jul 2026	(13)	I/O
Self Storage	FL	12.3	12.3	S+3.25%	7.0%		Dec 2027		I/O
Self Storage	IN	11.4	11.4	S+3.60%	7.5%		Aug 2026	(14)	I/O
Self Storage	AZ	10.8	10.8	S+3.25%	7.2%		Feb 2028		I/O
Self Storage	FL	9.6	9.6	S+3.75%	7.5%		Jun 2028		I/O
Self Storage	PA	8.9	8.9	S+3.50%	7.5%		May 2028		I/O
Office	Diversified	7.9	7.9	S+3.75%	12.4%		Jul 2026		P/I	(9)
Self Storage	MA	7.7	7.7	S+3.00%	6.9%		Nov 2026		I/O
Self Storage	FL	7.1	7.1	S+3.50%	7.5%		Apr 2028		I/O
Industrial	CA	7.0	7.0	S+3.85%	7.5%		Jan 2027	(15)	I/O
Subordinated Debt and Preferred Equity Investments:
Industrial	CA	12.6	10.9	S+3.85%	—%	(15)	Jan 2027		I/O
Office	AZ	8.7	8.5	(10)	6.6%		Oct 2027	(10)	I/O
Total/Weighted Average		$1,840.2	$1,748.8		5.7%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on SOFR as of June 30, 2026 or the SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of June 30, 2026 as weighted by the outstanding principal balance of each loan.

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
(5)The New York loan is structured as both a senior and mezzanine loan with the Company holding contiguous positions. The senior and mezzanine positions each have a per annum interest rate of S + 8.95%. The senior and mezzanine loans were both on non-accrual status as of June 30, 2026 and the Unleveraged Effective Yield is not applicable.
(6)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding contiguous positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The senior and mezzanine loans were both on non-accrual status as of June 30, 2026 and the Unleveraged Effective Yield is not applicable. In January 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the Illinois loan from January 2026 to April 2026. Further, in April 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the Illinois loan from April 2026 to July 2026. For the three and six months ended June 30, 2026, the Company received $1.7 million and $3.3 million, respectively, of interest payments in cash on the senior loan that was recognized as a reduction to the Carrying Value of the loan and the borrower is current on all contractual interest payments.
(7)In June 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior New York loan from June 2026 to June 2027.
(8)In January 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Texas loan from January 2026 to December 2026.
(9)In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $7.9 million as of June 30, 2026. In January 2026, amortization began on both the senior Texas loan and the senior Illinois loan, which had outstanding principal balances of $67.4 million and $53.7 million, respectively, as of June 30, 2026. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(10)The Arizona loan is structured as a senior A-Note with an outstanding principal balance of $65.0 million, a subordinated B-Note with no initial outstanding principal balance and an unfunded commitment of $12.0 million for certain lender approved leasing costs and a subordinated C-Note with an outstanding principal balance of $8.7 million. The subordinated B-Note is pari-passu with new borrower contributions for the loan principal paydown and other additional capital contributions. The subordinated C-Note is subordinate to the A-Note, B-Note and the new borrower contributions. The senior A-Note has a per annum interest rate of S + 2.00%, the subordinated B-Note has a fixed per annum interest rate of 12.00% and the subordinated C-Note has a fixed per annum interest rate of 5.50%. As of June 30, 2026, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated C-Note.
(11)In March 2026, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior New York loan to March 2027.
(12)As of June 30, 2026, the senior New Jersey loan, which is collateralized by an industrial property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the November 2024 maturity date and the borrower is current on all contractual interest payments.
(13)In January 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Texas loan from January 2026 to May 2026. Further, in June 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Texas loan from May 2026 to July 2026.
(14)In June 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Indiana loan from June 2026 to August 2026.
(15)The California loan is structured as a senior A-Note, with an outstanding principal balance of $7.0 million as of June 30, 2026, a subordinated B-Note with no outstanding principal balance and an unfunded commitment of $500 thousand for certain lender approved leasing costs and a subordinated C-Note with an outstanding principal balance of $12.6 million as of June 30, 2026. The subordinated B-Note and C-Note are subordinate to new borrower equity related to additional capital contributions. As of June 30, 2026, the subordinated C-Note was on non-accrual status and therefore, the Unleveraged Effective Yield is not applicable. As of June 30, 2026, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated C-Note.

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

For the six months ended June 30, 2026, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2025	$1,528,806
Initial funding	309,234
Origination and other loan fees and discounts, net of costs	(4,392)
Additional funding	30,363
Amortizing payments	(5,398)
Loan payoffs (1)	(112,252)
Origination and other loan fees and discount accretion	2,474
Balance at June 30, 2026	$1,748,835
_________________________

(1)In March 2026, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $28.2 million, which was collateralized by a multifamily property located in Pennsylvania, in conjunction with the sale of the multifamily property by the borrower. For the six months ended June 30, 2026, the Company recognized a realized loss of $3.3 million in the Company’s consolidated statements of operations as the Carrying Value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan.

Except as described in the table above listing the Company’s loans held for investment portfolio, as of June 30, 2026, all loans held for investment were paying in accordance with their contractual terms. As of June 30, 2026, the Company had three loans held for investment on non-accrual status with a Carrying Value of $287.3 million. As of December 31, 2025, the Company had four loans held for investment on non-accrual status with a Carrying Value of $308.1 million.

4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan-specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio, (iv) the underlying collateral performance and its estimated current and stabilized market values, including projected cash flows and (v) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic forecasts and inputs that reflected a blend of a stable and a weaker economic outlook in the near term; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses as of June 30, 2026 increased compared to the estimate of expected credit losses as of March 31, 2026 primarily due to changes in loan- and collateral-specific attributes, new loan closings and a relative decline in the near-term macroeconomic forecasts during the three months ended June 30, 2026. These factors were partially offset by shorter average remaining loan term and other changes in loan- and collateral-specific attributes during the three months ended June 30, 2026. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specifically identifiable reserve is warranted for a select asset.

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

For such loans that the Company determines that foreclosure of the collateral is probable, the Company estimates the CECL Reserve based on the difference between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans that the Company determines foreclosure is not probable, the Company may apply a practical expedient to estimate the CECL Reserve using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral, including methods such as the income approach or the market approach. These methods require the use of key unobservable inputs, which are inherently uncertain and subjective. Determining the appropriate valuation method and selecting the appropriate key unobservable inputs and assumptions requires significant judgment and consideration of factors specific to the underlying collateral being assessed. Additionally, the key unobservable inputs and assumptions that may be used could vary depending on the information available and market conditions as of the valuation date. As such, the fair value that may be used in calculating the CECL Reserve is subject to uncertainty and any actual losses, if incurred, could differ materially from the CECL Reserve.

As of June 30, 2026, the Company’s CECL Reserve for its loans held for investment portfolio is $139.1 million or 723 basis points of the Company’s total loans held for investment commitment balance of $1.9 billion and is bifurcated between the CECL Reserve (contra-asset) related to outstanding balances on loans held for investment of $137.8 million and a liability for unfunded commitments of $1.3 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

As of June 30, 2026, the senior mortgage loan on an office property located in Illinois with a principal balance of $169.0 million and the subordinated loan on an industrial property located in California with a principal balance of $12.6 million each had a risk rating of “5.” As of June 30, 2026, each of these loans were assessed individually and the Company elected to assign a CECL Reserve of $67.0 million on the Illinois office loan and $9.4 million on the subordinated California industrial loan. The CECL Reserve for each of these loans was determined by referencing the Company’s estimate of the collateral’s fair value in relation to the amortized cost basis of the loan. Each CECL Reserve is included in the Company’s total CECL Reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three and six months ended June 30, 2026 was as follows ($ in thousands):

Balance at March 31, 2026 (1)	$136,830
Provision for (reversal of) current expected credit losses, net	980
Balance at June 30, 2026 (1)	$137,810

Balance at December 31, 2025 (1)	$125,756
Provision for (reversal of) current expected credit losses, net	12,054
Balance at June 30, 2026 (1)	$137,810
__________________________

(1)The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three and six months ended June 30, 2026 was as follows ($ in thousands):

Balance at March 31, 2026 (1)	$1,444
Provision for (reversal of) current expected credit losses, net	(115)
Balance at June 30, 2026 (1)	$1,329

Balance at December 31, 2025 (1)	$1,380
Provision for (reversal of) current expected credit losses, net	(51)
Balance at June 30, 2026 (1)	$1,329
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

As of June 30, 2026, the Carrying Value of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2026	2025	2024	2023	2022	Prior	Total
Risk rating:
1	$—	$—	$—	$—	$—	$7,920	$7,920
2	29,449	—	—	102,739	139,500	92,805	364,493
3	271,062	458,671	—	11,437	109,231	230,140	1,080,541
4	—	—	—	—	140,195	8,538	148,733
5	—	—	—	—	—	147,148	147,148
Total	$300,511	$458,671	$—	$114,176	$388,926	$486,551	$1,748,835

Accrued Interest Receivable

The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing-off uncollectible accrued interest receivable balances in a timely manner. As of June 30, 2026 and December 31, 2025, interest receivable of $6.2 million and $6.4 million, respectively, is included within other assets in the Company’s consolidated balance sheets and is excluded from loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

During the six months ended June 30, 2026, the Company committed to a plan to sell the multi-building office property and the asset is being actively marketed for sale with such sale expected to qualify for recognition as a completed sale within one year. As such, as of June 30, 2026, the multi-building office property is classified as real estate owned held for sale in the Company’s consolidated balance sheets and the Company has ceased depreciating and amortizing the multi-building office property. Upon reclassification, the multi-building office property had a carrying amount of $53.1 million, which was lower than the estimated fair value less costs to sell. As such, the Company has continued to recognize the multi-building office property at its carrying amount in the Company’s consolidated balance sheets and no impairment loss related to the planned sale of the multi-building office property has been recognized in the Company’s consolidated statements of operations for the six months ended June 30, 2026.

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

The following table summarizes the Company’s real estate owned held for investment as of June 30, 2026 and December 31, 2025 ($ in thousands):

	As of
	June 30, 2026	December 31, 2025
Land	$21,337	$34,245
Buildings and improvements	52,788	81,691
Lease intangibles	21,276	34,735
Above-market lease intangibles	547	4,490
Below-market lease intangibles	(11,084)	(11,105)
Total real estate owned held for investment	84,864	144,056
Less: Accumulated depreciation and amortization	(8,626)	(13,891)
Real estate owned held for investment, net	$76,238	$130,165

As of June 30, 2026 and December 31, 2025, no impairment charges have been recognized for real estate owned held for investment.

For the three and six months ended June 30, 2026, the Company incurred net depreciation and amortization expense of $749 thousand and $1.5 million, respectively. For the three and six months ended June 30, 2025, the Company incurred net depreciation and amortization expense of $2.3 million and $4.5 million, respectively. With the exception of amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation and amortization expense is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization related to intangible assets and liabilities for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Intangible Lease Assets and Liabilities

For the six months ended June 30, 2026, there were no property acquisitions.

The following table summarizes the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of June 30, 2026 and December 31, 2025 ($ in thousands):

	As of June 30, 2026			As of December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Assets:
Lease intangibles	$21,276	$(6,240)	$15,036	$34,735	$(9,772)	$24,963
Above-market lease intangibles	547	(275)	272	4,490	(1,468)	3,022
Liabilities:
Below-market lease intangibles	(11,084)	2,710	(8,374)	(11,105)	2,398	(8,707)

The following table summarizes the amortization of intangible lease assets and liabilities related to real estate owned held for investment for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Consolidated Statement of Operations Location	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025
Assets:
Lease intangibles	Expenses from real estate owned	$442	$1,589	$924	$3,115
Above-market lease intangibles	Revenue from real estate owned	(19)	(343)	(38)	(615)
Liabilities:
Below-market lease intangibles	Revenue from real estate owned	143	262	332	524

The following table summarizes the estimated net amortization schedule for the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of June 30, 2026 ($ in thousands):

		Above-Market	Below-Market
	Lease Intangibles	Lease Intangibles	Lease Intangibles
Remainder of 2026	$883	$38	$(286)
2027	1,701	51	(571)
2028	1,603	41	(542)
2029	1,596	41	(539)
2030	1,592	41	(539)
Thereafter	7,661	60	(5,897)
Total	$15,036	$272	$(8,374)

Future Minimum Lease Payments
The following table summarizes the future minimum contractual lease payments to be collected by the Company under non-cancelable operating leases related to real estate owned held for investment, excluding tenant reimbursements of expenses and variable lease payments, as of June 30, 2026 ($ in thousands):

Remainder of 2026	$5,217
2027	10,170
2028	10,156
2029	10,344
2030	10,236
Thereafter	14,007
Total	$60,130

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

The outstanding balances of the Financing Agreements in the table below are presented gross of debt issuance costs. As of June 30, 2026 and December 31, 2025, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of June 30, 2026			As of December 31, 2025
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$562,962	$600,000	(1)	$438,911	$600,000	(1)
Citibank Facility	340,195	425,000	(2)	269,265	325,000	(2)
CNB Facility	—	75,000	(3)	—	75,000	(3)
Morgan Stanley Facility	269,870	350,000	(4)	150,000	150,000	(4)
Subtotal	$1,173,027	$1,450,000		$858,176	$1,150,000

Secured Term Loan	$90,000	$90,000	(5)	$90,000	$90,000	(5)

Total	$1,263,027	$1,540,000		$948,176	$1,240,000
______________________________

(1)The Carrying Value of collateral pledged to the Wells Fargo Facility (as defined below) was $851.7 million and $657.1 million as of June 30, 2026 and December 31, 2025, respectively.
(2)In March 2026, the Company exercised each of its two $50.0 million accordion options on the Citibank Facility (as defined below) to increase the maximum commitment from $325.0 million to $425.0 million with payment of an upsize fee. The Carrying Value of collateral pledged to the Citibank Facility was $487.3 million and $420.5 million as of June 30, 2026 and December 31, 2025, respectively.

(3)Amount immediately available under the CNB Facility (as defined below) at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of June 30, 2026, there was $51.6 million of immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(4)In January 2026, the Company exercised its $100.0 million accordion option on the Morgan Stanley Facility (as defined below) to increase the maximum commitment from $150.0 million to $250.0 million with payment of an upsize fee. Subsequently, in March 2026, the Company amended the Morgan Stanley Facility to, among other things, increase the maximum commitment from $250.0 million to $350.0 million and include an accordion provision such that the maximum commitment may be increased to up to $400.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. The Carrying Value of collateral pledged to the Morgan Stanley Facility was $402.0 million and $308.5 million as of June 30, 2026 and December 31, 2025, respectively.
(5)Equity interests pledged to the Secured Term Loan (as defined below) were $458.1 million and $478.3 million as of June 30, 2026 and December 31, 2025, respectively.

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

Citibank Facility

The Company is party to a master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”), which allows the Company to borrow up to $425.0 million. Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is January 13, 2027, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2029. Advances under the Citibank Facility accrue interest at a per annum rate equal to the sum of one-month SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For both the three and six months ended June 30, 2026, the Company did not incur a non-utilization fee. For the three and six months ended June 30, 2025, the Company incurred a non-utilization fee of $7 thousand and $8 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility
The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of June 30, 2026, there was $51.6 million of immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. Availability may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement. In March 2026, the Company amended the CNB Facility to, among other things, extend the maturity date to December 31, 2026. The interest rate on advances under the CNB Facility is a per annum rate equal to the sum of, at the Company’s option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and six months ended June 30, 2026, the Company incurred a non-utilization fee of $71 thousand and $141 thousand, respectively. For the three and six months ended June 30, 2025, the Company incurred a non-utilization fee of $71 thousand and $141 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

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

The total original issue discount and the modification fee on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three and six months ended June 30, 2026, the per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 6.5% and 6.3%, respectively. For the three and six months ended June 30, 2025, the per annum effective interest rate of the Secured Term Loan was 5.9% and 5.8%, respectively.

7.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2 to our consolidated financial statements, the impact of the current macroeconomic conditions on the Company’s business is uncertain. As of June 30, 2026, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions; however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of June 30, 2026 and December 31, 2025, the Company had the following commitments to fund various whole and co-invested senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	June 30, 2026	December 31, 2025
Total commitments	$1,925,496	$1,660,935
Less: funded commitments	(1,840,169)	(1,601,059)
Total unfunded commitments	$85,327	$59,876

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

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of June 30, 2026, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
8.   STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 30, 2025, the Company’s board of directors extended its stock repurchase program of up to $50.0 million (the “Repurchase Program”), which was expected to be in effect until July 31, 2026, or until the approved dollar amount had been used to repurchase shares. On July 28, 2026, the Company’s board of directors further extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2027, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. During the three and six months ended June 30, 2026 and 2025, the Company did not repurchase any shares through the Repurchase Program.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the three and six months ended June 30, 2026 and 2025. See “Equity Incentive Plan” below for shares issued under the Equity Incentive Plan described below.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of June 30, 2026:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2025	74,088	1,256,271	1,330,359
Granted	113,274	—	113,274
Vested	(74,088)	(341,386)	(415,474)
Forfeited	—	(7,332)	(7,332)
Balance at June 30, 2026	113,274	907,553	1,020,827

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Remainder of 2026	56,640	4,167	60,807
2027	56,634	420,677	477,311
2028	—	304,546	304,546
2029	—	178,163	178,163
2030	—	—	—
Total	113,274	907,553	1,020,827

9.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2026 and 2025 ($ in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$4,383	$(11,035)	$(5,223)	$(1,690)
Divided by:
Basic weighted average shares of common stock outstanding:	55,367,375	54,856,949	55,344,923	54,842,959
Weighted average non-vested restricted stock and RSUs (1)	987,613	—	—	—
Diluted weighted average shares of common stock outstanding:	56,354,988	54,856,949	55,344,923	54,842,959
Basic earnings (loss) per common share	$0.08	$(0.20)	$(0.09)	$(0.03)
Diluted earnings (loss) per common share	$0.08	$(0.20)	$(0.09)	$(0.03)
_______________________________

(1)For the six months ended June 30, 2026, the weighted average non-vested restricted stock and RSUs of 974,133 were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive. For the three and six months ended June 30, 2025, the weighted average non-vested restricted stock and RSUs of 912,326 and 889,299, respectively, were excluded from the computation of diluted earnings (loss) per common share as the impact of including those shares would be anti-dilutive.

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

The income tax provision for the Company and the TRSs consisted of the following for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Current	$139	$—	$166	$282
Deferred	(1)	—	3	(1)
Excise tax	—	—	—	—
Total income tax expense (benefit), including excise tax	$138	$—	$169	$281

For the three and six months ended June 30, 2026 and 2025, the Company did not incur any expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid the following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of June 30, 2026, tax years 2022 through 2026 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

Recurring Fair Value Measurements

As of June 30, 2026 and December 31, 2025, the Company did not have any financial or nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.
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

During the three months ended March 31, 2026, the multi-building office property was reclassified to real estate owned held for sale in the Company’s consolidated balance sheets and is carried at the lower of its carrying amount or fair value less costs to sell. Upon reclassification, the carrying amount of the multi-building office property was lower than the estimated fair value less costs to sell. As such, the Company has continued to recognize the multi-building office property at its carrying amount in the Company’s consolidated balance sheets and no impairment loss related to the planned sale of the multi-building office property has been recognized in the Company’s consolidated statements of operations for the six months ended June 30, 2026. The fair value of the multi-building office property upon reclassification to held for sale was determined using the estimated net proceeds available from a potential sale of the property.

The mixed-use property acquired on September 8, 2023 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the mixed-use property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the mixed-use property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the mixed-use property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the mixed-use property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 8.3% and discount rates ranging from 8.0% to 9.5%. No impairment charges have been recognized for the mixed-use property as of June 30, 2026.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2026 and December 31, 2025, the carrying amounts and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		June 30, 2026		December 31, 2025
	Level in Fair Value Hierarchy	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial assets:
Loans held for investment	3	$1,748,835	$1,621,760	$1,528,806	$1,409,982
Financial liabilities:
Secured funding agreements	2	$1,173,027	$1,173,027	$858,176	$858,176
Secured term loan	3	89,722	89,422	89,360	88,686
Collateralized loan obligation securitization debt (consolidated VIEs)	2	—	—	99,921	95,766
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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 8 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the three and six months ended June 30, 2026 and 2025, the Company did not incur any incentive fees.

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

The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2026 and 2025, and amounts payable to the Company’s Manager as of June 30, 2026 and December 31, 2025 ($ in thousands):

	Incurred				Payable
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		As of
	2026	2025	2026	2025	June 30, 2026	December 31, 2025
Affiliate Payments
Management fees	$2,394	$2,430	$4,794	$4,997	$2,394	$2,420
Incentive fees	—	—	—	—	—	—
General and administrative expenses	853	1,024	1,639	2,027	1,794	1,641
Direct costs (1)	11	29	59	56	11	—
Total	$3,258	$3,483	$6,492	$7,080	$4,199	$4,061
_______________________________

(1)For the three and six months ended June 30, 2026 and 2025, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company co-invests with other investment vehicles managed by Ares Management or its affiliates and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company may act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing services as administrative agent with respect to co-investments. The Company is responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments is made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying amount of its investment and the Company recognizes only the carrying amount of its investment in its consolidated balance sheets. Such investments may raise potential conflicts of interest between the Company and such other Ares managed investment vehicles due to differing investment goals and liquidity needs, and such other Ares managed investment vehicles may take actions that are adverse to the Company's interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such investment. As of June 30, 2026 and December 31, 2025, the total outstanding principal balance for co-investments held by the Company was $853.4 million and $524.8 million, respectively.
Loan Acquisitions from or Dispositions to Affiliates

The Company or one or more affiliates of the Company’s Manager may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including the Company and/or other Ares Management managed investment vehicles, as applicable. From time to time, the Company may purchase or sell such commercial real estate loans from or to affiliates of the Company’s Manager. Although the Company’s Manager will approve the purchase and sale of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company and provided that the Company has sufficient liquidity, the interests of the Company’s Manager could be in conflict with those of the Company. The Company is not obligated to purchase any loans originated by affiliates of the Company’s Manager or sell any loans originated by the Company to affiliates of the Manager. In addition, from time to time, the Company may purchase or sell loans, including participations in loans, from or to other Ares Management managed investment vehicles. Loans purchased or sold by the Company from or to affiliates of the Company’s Manager or other Ares Management managed investment vehicles are purchased or sold at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased or sold by the Company from or to affiliates of the Company’s Manager or other Ares Management managed investment vehicles for the three and six months ended June 30, 2026 and 2025, except as disclosed below.
In June 2026, the Company sold a $68.5 million portion of a senior mortgage loan on a retail property located in California to an Ares Management managed investment vehicle. At the time of the sale, the outstanding principal balance of the portion of the loan that was sold was $61.4 million, which was classified as held for sale in the Company’s consolidated balance sheets. The portion of the loan was sold at fair value, which was equal to the Company’s carrying amount, and no gain or loss was recognized on the sale.
13.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2026 and 2025 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 7, 2026	June 30, 2026	July 15, 2026	$0.15	$8,458
February 10, 2026	March 31, 2026	April 15, 2026	0.15	8,442
Total cash dividends declared for the six months ended June 30, 2026			$0.30	$16,900

May 7, 2025	June 30, 2025	July 15, 2025	$0.15	$8,368
February 12, 2025	March 31, 2025	April 15, 2025	0.15	8,354
Total cash dividends declared for the six months ended June 30, 2025			$0.30	$16,722

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

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly-owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, had the obligation to absorb losses of the FL4 CLO Securitization, since the Company had a first loss position in the capital structure of the FL4 CLO Securitization. On January 20, 2026, the Company exercised its redemption option under the FL4 CLO Securitization, and in connection therewith, exchanged its remaining FL4 Notes and preferred equity in the FL4 Issuer for the remaining mortgage loans and real estate owned held by the FL4 Issuer. As of December 31, 2025, the FL4 Notes were collateralized by interests in a pool of four mortgage assets having a total principal balance of $138.9 million that were closed by a wholly-owned subsidiary of the Company and $52.6 million of real estate owned related to an office property, which had collateralized a previous mortgage asset, and was acquired in September 2024 through a deed in lieu of foreclosure. During the three and six months ended June 30, 2025, the Company paid down $14.4 million and $14.5 million of the FL4 Offered Notes, respectively. As all of the FL4 Notes were repaid in full at par on January 20, 2026, the Company did not pay down any of the FL4 Offered Notes during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company paid down $99.9 million of the FL4 Offered Notes. As of June 30, 2026, all of the FL4 Notes of the FL4 Issuer held by third parties had been repaid in full at par.

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

Non-consolidated VIEs

The Company evaluated its senior mortgage loan investment that is collateralized by a residential condominium property located in New York, and it was determined to be an interest in a VIE. However, the Company was not deemed to be the primary beneficiary. The Company’s exposure to the obligations of the VIE is generally limited to its investment and the Company is not obligated to provide, nor has it provided, any financial support to the VIE. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying amount of its investment. As of June 30, 2026, the Company’s maximum risk of loss was $140.2 million, which represents the Carrying Value of its investment in the VIE.

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

The following table summarizes the information about segment net income (loss) and significant segment expenses for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net interest margin	$8,572	$7,016	$16,117	$16,307
Revenue from real estate owned	5,784	5,549	11,699	11,206
Total revenue	14,356	12,565	27,816	27,513

Expenses from real estate owned	(3,301)	(4,628)	(6,435)	(9,123)
(Provision for) reversal of current expected credit losses, net	(865)	20,150	(12,003)	25,490
Realized losses on loans	—	(33,000)	(3,340)	(33,000)
Other segment items (1)	(5,807)	(6,122)	(11,261)	(12,570)
Segment net income (loss)	4,383	(11,035)	(5,223)	(1,690)
Adjustments and reconciling items	—	—	—	—
Net income (loss) attributable to common stockholders	$4,383	$(11,035)	$(5,223)	$(1,690)
______________________________

(1)Other segment items included in Segment net income (loss) include, as applicable, management and incentive fees to affiliate, professional fees, general and administrative expenses, general and administrative expenses reimbursed to affiliate and income tax expense (benefit), including excise tax.

16.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this quarterly report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended June 30, 2026, except as disclosed below.

The Company’s board of directors declared a regular cash dividend of $0.15 per common share for the third quarter of 2026. The third quarter 2026 dividend will be payable on October 15, 2026 to common stockholders of record as of September 30, 2026.

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

Developments During the Second Quarter of 2026:

•We closed a $25.0 million senior mortgage loan as part of a co-investment on a multifamily property located in Tennessee.
•We closed a $69.7 million senior mortgage loan as part of a co-investment on a portfolio of self storage properties located in various states.
•We closed a $35.0 million senior mortgage loan as part of a co-investment on a hotel property located in California.
•We sold a $68.5 million portion of a $143.5 million senior mortgage loan as part of a co-investment on a retail property located in California. At the time of the sale, the outstanding principal balance of the portion of the loan that was sold was $61.4 million, which was classified as held for sale in our consolidated balance sheets. The portion of the loan was sold at fair value, which was equal to our carrying amount, and no gain or loss was recognized on the sale. We continue to hold the remaining $75.0 million portion of the senior mortgage loan, which had an outstanding principal balance of $67.3 million as of June 30, 2026 and is classified as held for investment.

Trends Affecting Our Business

During the second quarter of 2026, the U.S. economy continued to expand, supported by continued consumer spending with moderating expectations for U.S. gross domestic product growth and low levels of unemployment amidst heightened geopolitical tensions. During this time, the commercial real estate market exhibited stable to moderating conditions. Specifically, individual property transaction volumes slowed in the second quarter while broad market indices demonstrated flat to increasing commercial real estate values.

Aiding valuations, new construction starts remained near or at 10-year lows across multifamily, industrial, retail and office property types and lending markets remained supportive given increased activity from capital markets and banks. During the quarter, the Federal Reserve held interest rates steady and restated its commitment towards its inflation goals, which may result in future monetary policy actions. There is no certainty that there will be a change in interest rates or of the magnitude or pace of potential changes.

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

Stock Repurchase Program

On July 30, 2025, our board of directors extended the Repurchase Program of up to $50.0 million, which was expected to be in effect until July 31, 2026, or until the approved dollar amount had been used to repurchase shares. On July 28, 2026, our board of directors further extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2027, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. During the three and six months ended June 30, 2026, we did not repurchase any shares through the Repurchase Program.

Loans Held for Investment Portfolio

As of June 30, 2026, our portfolio included 38 loans held for investment, excluding 197 loans that were repaid, sold, converted to real estate owned or written-off since inception. As of June 30, 2026, the aggregate originated commitment under these loans at closing was approximately $2.0 billion and outstanding principal was $1.8 billion. During the six months ended June 30, 2026, we funded approximately $339.6 million of outstanding principal and received repayments of $110.7 million of outstanding principal. As of June 30, 2026, 89.2% of our loans have SOFR floors, with a weighted average floor of 1.71%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of June 30, 2026, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of June 30, 2026 ($ in thousands):

	As of June 30, 2026
	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,729,417	$1,818,946	5.8%	(2)	7.2%	(3)	1.4
Subordinated debt and preferred equity investments	19,418	21,223	2.7%	(2)	6.6%	(3)	0.8
Total loans held for investment portfolio	$1,748,835	$1,840,169	5.7%	(2)	7.2%	(3)	1.4
_______________________________

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.

(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of June 30, 2026 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of June 30, 2026 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of June 30, 2026).
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
RECENT DEVELOPMENTS

Our board of directors declared a regular cash dividend of $0.15 per common share for the third quarter of 2026. The third quarter 2026 dividend will be payable on October 15, 2026 to common stockholders of record as of September 30, 2026.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

f	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$14,356	$12,565	$27,816	$27,513
Total expenses	(8,970)	(10,750)	(17,527)	(21,412)
(Provision for) reversal of current expected credit losses, net	(865)	20,150	(12,003)	25,490
Realized losses on loans	—	(33,000)	(3,340)	(33,000)
Income (loss) before income taxes	4,521	(11,035)	(5,054)	(1,409)
Income tax expense (benefit), including excise tax	138	—	169	281
Net income (loss) attributable to common stockholders	$4,383	$(11,035)	$(5,223)	$(1,690)

The following tables set forth select details of our consolidated results of operations for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

Net Interest Margin

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$27,754	$23,117	$52,660	$50,597
Interest expense	(19,182)	(16,101)	(36,543)	(34,290)
Net interest margin	$8,572	$7,016	$16,117	$16,307

For the three months ended June 30, 2026 and 2025, net interest margin was approximately $8.6 million and $7.0 million, respectively. For the three months ended June 30, 2026 and 2025, interest income of $27.8 million and $23.1 million, respectively, was generated by weighted average earning assets of $1.9 billion and $1.4 billion, respectively, offset by $19.2 million and $16.1 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, the Secured Term Loan and securitization debt, as applicable, for the three months ended June 30, 2026 and 2025 were $1.3 billion and $0.9 billion, respectively. The increase in net interest margin for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is primarily due to an increase in the weighted average earning assets for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

For the six months ended June 30, 2026 and 2025, net interest margin was approximately $16.1 million and $16.3 million, respectively. For the six months ended June 30, 2026 and 2025, interest income of $52.7 million and $50.6 million, respectively, was generated by weighted average earning assets of $1.8 billion and $1.5 billion, respectively, offset by $36.5 million and $34.3 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, the Secured Term Loan and securitization debt, as applicable, for the six months ended June 30, 2026 and 2025 were $1.2 billion and $1.0 billion, respectively. The decrease in net interest margin for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily due to a decrease in SOFR rates on our loans held for investment and a decrease in the weighted average interest-bearing cash and cash equivalents balances held for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Revenue From Real Estate Owned

On September 19, 2024, we acquired legal title to a multi-building office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the three and six months ended June 30, 2026, revenue from real estate owned related to this property was $2.6 million and $5.3 million, respectively. For the three and six months ended June 30, 2025, revenue from real estate owned related to this property was $2.3 million and $4.7 million, respectively. The increase in revenue from real estate owned related to this property for both the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily due to an increase in rental revenue from new operating leases.

On September 8, 2023, we acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the three and six months ended June 30, 2026, revenue from real estate owned related to this property was $3.2 million and $6.4 million, respectively. For the three and six months ended June 30, 2025, revenue from real estate owned related to this property was $3.3 million and $6.5 million, respectively.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Management and incentive fees to affiliate	$2,394	$2,430	$4,794	$4,997
Professional fees	699	673	1,519	1,550
General and administrative expenses	1,723	1,995	3,140	3,715
General and administrative expenses reimbursed to affiliate	853	1,024	1,639	2,027
Expenses from real estate owned	3,301	4,628	6,435	9,123
Total expenses	$8,970	$10,750	$17,527	$21,412

See the Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for the cause of the changes in operating expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively.

Related Party Expenses

For the three months ended June 30, 2026, related party expenses included $2.4 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended June 30, 2026. For the three months ended June 30, 2026, related party expenses also included $0.9 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the three months ended June 30, 2025, related party expenses included $2.4 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the three months ended June 30, 2025. For the three months ended June 30, 2025, related party expenses also included $1.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. Management fees were relatively consistent for both the three months ended June 30, 2026 and 2025. The decrease in allocable general and administrative expenses due to our Manager for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 relates to changes in the mix of employees of our Manager that allocated time to us.

For the six months ended June 30, 2026, related party expenses included $4.8 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the six months ended June 30, 2026. For the six months ended June 30, 2026, related party expenses also included $1.6 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. For the six months ended June 30, 2025, related party expenses included $5.0 million in management fees due to our Manager pursuant to the Management Agreement. No incentive fees were incurred for the six months ended June 30, 2025. For the six months ended June 30, 2025, related party expenses also included $2.0 million for our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in management fees for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily relates to a decrease in our weighted average stockholders’ equity for the six months ended June 30, 2026 as a result of realized losses on loans. The decrease in allocable general and administrative expenses due to our Manager for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 relates to changes in the mix of employees of our Manager that allocated time to us.

Other Expenses

For both the three months ended June 30, 2026 and 2025, professional fees were $0.7 million. For the three months ended June 30, 2026 and 2025, general and administrative expenses were $1.7 million and $2.0 million, respectively. The decrease in general and administrative expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily relates to a decrease in stock-based compensation expense due to a reduction in the weighted average grant date fair value for restricted stock and restricted stock unit awards granted after June 30, 2025 and a reduction in various operating expenses for the three months ended June 30, 2026.

For the six months ended June 30, 2026 and 2025, professional fees were $1.5 million and $1.6 million, respectively, which was relatively consistent for both periods. For the six months ended June 30, 2026 and 2025, general and administrative expenses were $3.1 million and $3.7 million, respectively. The decrease in general and administrative expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily relates to a decrease in stock-based compensation expense due to a reduction in the weighted average grant date fair value for restricted stock and restricted stock unit awards granted after June 30, 2025 and a reduction in various operating expenses for the six months ended June 30, 2026.

Expenses From Real Estate Owned

For the three and six months ended June 30, 2026 and 2025, expenses from real estate owned were comprised of the following ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Mixed-use property operating expenses	$1,130	$1,069	$2,343	$2,296
Office property operating expenses	1,298	1,322	2,307	2,417
Depreciation and amortization expense	873	2,237	1,785	4,410
Expenses from real estate owned	$3,301	$4,628	$6,435	$9,123

For both the three months ended June 30, 2026 and 2025, mixed-use property operating expenses were $1.1 million. For both the six months ended June 30, 2026 and 2025, mixed-use property operating expenses were $2.3 million. Mixed-use property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our mixed-use property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.

For both the three months ended June 30, 2026 and 2025, office property operating expenses were $1.3 million. For the six months ended June 30, 2026 and 2025, office property operating expenses were $2.3 million and $2.4 million, respectively. Office property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our multi-building office property, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees.

For the three and six months ended June 30, 2026, depreciation and amortization expense was $0.9 million and $1.8 million, respectively, and relates primarily to our mixed-use property acquired on September 8, 2023. For the three and six months ended June 30, 2026, no depreciation or amortization expense was incurred for our multi-building office property acquired on September 19, 2024 as the multi-building office property was classified as real estate owned held for sale. For the three and six months ended June 30, 2025, depreciation and amortization expense was $2.2 million and $4.4 million, respectively, and related primarily to our mixed-use property acquired on September 8, 2023 and our multi-building office property acquired on September 19, 2024.

(Provision for) Reversal of Current Expected Credit Losses, Net

For the three months ended June 30, 2026 and 2025, the net (provision for) reversal of current expected credit losses was $(0.9) million and $20.2 million, respectively. For the three months ended June 30, 2026, the net provision for current expected credit losses is primarily due to changes in loan- and collateral-specific attributes, new loan closings and a relative decline in the near-term macroeconomic forecasts during the three months ended June 30, 2026. These factors were partially offset by shorter average remaining loan term and other changes in loan- and collateral-specific attributes during the three months ended June 30, 2026. For the three months ended June 30, 2025, the net reversal of current expected credit losses was primarily due to a realized loss on an office (life sciences) loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments and other loan- and collateral-specific attributes during the three months ended June 30, 2025. These factors were partially offset by a relative decline in the near-term macroeconomic forecasts, including higher tariffs, high inflation and interest rates, and other loan- and collateral-specific attributes during the three months ended June 30, 2025.

For the six months ended June 30, 2026 and 2025, the net (provision for) reversal of current expected credit losses was $(12.0) million and $25.5 million, respectively. For the six months ended June 30, 2026, the net provision for current expected credit losses is primarily due to changes in loan- and collateral-specific attributes and new loan closings during the six months ended June 30, 2026. These factors were partially offset by a realized loss on a multifamily loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments and other changes in loan- and collateral-specific attributes during the six months ended June 30, 2026. For the six months ended June 30, 2025, the net reversal of current expected credit losses was primarily due to a realized loss on an office (life sciences) loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments and other loan- and collateral-specific attributes during the six months ended June 30, 2025. These factors were partially offset by a relative decline in the near-term macroeconomic forecasts, including higher tariffs, high inflation and interest rates, and other loan- and collateral-specific attributes during the six months ended June 30, 2025.

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

Realized Losses on Loans

In June 2025, we received a discounted payoff on a senior mortgage loan with outstanding principal of $51.5 million, which was collateralized by an office (life sciences) property located in Massachusetts. The discounted payoff was received in conjunction with the sale of the office (life sciences) property by the borrower. For both the three and six months ended June 30, 2025, we recognized a realized loss of $33.0 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the Carrying Value exceeded the net proceeds from the payoff of the loan.

In March 2026, we received a discounted payoff on a senior mortgage loan with outstanding principal of $28.2 million, which was collateralized by a multifamily property located in Pennsylvania. The discounted payoff was received in conjunction with the sale of the multifamily property by the borrower. For the six months ended June 30, 2026, we recognized a realized loss of $3.3 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the Carrying Value exceeded the net proceeds from the payoff of the loan.

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

We expect our primary sources of cash to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As a result of the commercial real estate environment during 2025 and 2026, certain borrowers have been unable to make interest and principal payments timely, including at the maturity date of the borrower’s loan. We assess our CECL Reserve and increase it or decrease it from time to time, as necessary, to reflect this risk. Our Secured Funding Agreements contain margin call provisions following the occurrence of certain mortgage loan credit events. If we are unable to make the required payment or if we fail to meet or satisfy any of the covenants in our Financing Agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, including cash to satisfy margin calls, and enforce their interests against existing collateral. For example, certain of our Financing Agreements contain (i) negative covenants that limit, among other things, our ability to repurchase our common stock, make distributions to our stockholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement in a material respect) and (ii) operating and financial covenants, including those requiring us to maintain a certain tangible net worth, asset coverage ratio, total net leverage ratio and loan concentration. We are also subject to cross-default and acceleration rights with respect to our Financing Agreements. If we experience borrower default as a result of macroeconomic conditions or otherwise, we may not be able to negotiate modifications to our borrowings with our lenders or receive financing from our Secured Funding Agreements with respect to our commitments to fund our loans held for investment in the future. See “Summary of Financing Agreements” below for a description of our Financing Agreements.

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

As of July 30, 2026, we had approximately $105 million in liquidity including $16 million of cash and $89 million of availability under our Secured Funding Agreements.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2026 and 2025 ($ in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net income (loss)	$(5,223)	$(1,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	12,161	14,580
Net cash provided by (used in) operating activities	6,938	12,890
Net cash provided by (used in) investing activities	(211,278)	324,998
Net cash provided by (used in) financing activities	195,758	(310,047)
Change in cash, cash equivalents and restricted cash	$(8,582)	$27,841

During the six months ended June 30, 2026 and 2025, cash, cash equivalents and restricted cash increased (decreased) by $(8.6) million and $27.8 million, respectively.

Operating Activities

For the six months ended June 30, 2026 and 2025, net cash provided by operating activities totaled $6.9 million and $12.9 million, respectively. For the six months ended June 30, 2026, adjustments to net income (loss) related to operating activities primarily included the net provision for current expected credit losses of $12.0 million, accretion of discounts, deferred loan origination fees and costs of $2.6 million, amortization of deferred financing costs of $2.4 million, realized losses on loans of $3.3 million and change in other assets of $7.7 million. For the six months ended June 30, 2025, adjustments to net income (loss) related to operating activities primarily included the net reversal of current expected credit losses of $25.5 million, accretion of discounts, deferred loan origination fees and costs of $2.0 million, amortization of deferred financing costs of $2.4 million and realized losses on loans of $33.0 million.

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities totaled $211.3 million and was primarily related to cash used for the origination and funding of loans held for investment exceeding cash received from principal collections and cost-recovery proceeds on loans held for investment. For the six months ended June 30, 2025, net cash provided by investing activities totaled $325.0 million and was primarily related to cash received from principal collections and cost-recovery proceeds on loans held for investment exceeding the cash used for the origination and funding of loans held for investment.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities totaled $195.8 million and was primarily related to proceeds from our Secured Funding Agreements of $430.6 million partially offset by repayments of our Secured Funding Agreements of $115.7 million, repayments of debt of consolidated VIEs of $99.9 million and dividends paid of $16.9 million. For the six months ended June 30, 2025, net cash used in financing activities totaled $310.0 million and was primarily related to repayments of our Secured Funding Agreements of $61.4 million, repayments of debt of consolidated VIEs of $318.4 million, repayments of our Secured Term Loan of $20.0 million and dividends paid of $22.3 million, partially offset by proceeds from our Secured Funding Agreements of $114.8 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Financing Agreements are described in the following table ($ in thousands):

	As of
	June 30, 2026					December 31, 2025
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$600,000	$562,962	SOFR+1.35 to 3.75%	February 10, 2028	(1)	$600,000	$438,911	SOFR+1.40 to 3.75%	February 10, 2028	(1)
Citibank Facility	425,000	340,195	SOFR+1.50 to 3.00%	January 13, 2027	(2)	325,000	269,265	SOFR+1.50 to 3.00%	January 13, 2027	(2)
CNB Facility	75,000	—	SOFR+3.25%	December 31, 2026	(3)	75,000	—	SOFR+3.25%	March 10, 2026	(3)
Morgan Stanley Facility	350,000	269,870	SOFR+1.55 to 3.50%	July 16, 2029	(4)	150,000	150,000	SOFR+1.75 to 3.50%	July 16, 2026	(4)
Subtotal	$1,450,000	$1,173,027				$1,150,000	$858,176

Secured Term Loan	$90,000	$90,000	5.75%	November 12, 2026	(5)	$90,000	$90,000	5.25%	November 12, 2026	(5)
Total	$1,540,000	$1,263,027				$1,240,000	$948,176
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
(3)In March 2026, we amended the secured revolving funding facility with City National Bank (the “CNB Facility”) to, among other things, extend the maturity date to December 31, 2026. The interest rate on advances under the CNB Facility is a per annum rate equal to the sum of, at our option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of June 30, 2026, there was $51.6 million of immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
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

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of June 30, 2026, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

On January 20, 2026, we exercised our redemption option under the FL4 CLO Securitization, and in connection therewith, exchanged our remaining FL4 Notes and preferred equity in the FL4 Issuer for the remaining mortgage loans and real estate owned held by the FL4 Issuer and all of the FL4 Notes held by third parties were repaid in full at par. Therefore, as of June 30, 2026, there were no FL4 Notes outstanding.

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

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into or may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk. As of June 30, 2026, we did not have hedging or derivative financial instruments in place.

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

Interest Rate Effect on Net Income

Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day SOFR as of June 30, 2026 and (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of June 30, 2026 ($ in millions):

Change in 30-Day SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$2.9
Up 50 basis points	$1.4
Down 50 basis points	$(1.4)
Down 100 basis points	$(1.4)
SOFR at 0 basis points	$14.1
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$50,000
May 1, 2026 - May 31, 2026	—	—	—	50,000
June 1, 2026 - June 30, 2026	—	—	—	50,000
Total	—		—
_____________________________

(1)On July 30, 2025, our board of directors extended the Repurchase Program of up to $50.0 million, which was expected to be in effect until July 31, 2026, or until the approved dollar amount had been used to repurchase shares. On July 28, 2026, our board of directors further extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2027, or until the approved dollar amount has been used to repurchase shares. As of June 30, 2026, $50.0 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Resignation of Chief Operating Officer

On July 31, 2026, Tae-Sik Yoon informed the Company that he will step down as its Chief Operating Officer effective as of September 30, 2026. Mr. Yoon’s decision is in connection with an overall plan whereby Mr. Yoon expects to transition from his current position at Ares Management as Partner and Chief Financial Officer of its Real Estate and Private Equity Groups to Partner and Senior Advisor effective as of January 1, 2027.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Exhibit Description
3.1		Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016).
3.2		Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2023).
10.1	*	Eighth Amendment to Master Repurchase Agreement and Omnibus Amendment and Reaffirmation of Other Transaction Documents, dated as of June 9, 2026, by and among ACRC Lender C LLC, as Existing Seller, ACRC Lender C TRS LLC, as New Seller, Ares Commercial Real Estate Corporation, as Guarantor, ACRC 2017-FL3 Holder REIT LLC, as Existing Pledgor, ACRC Lender TRS LLC, as New Pledgor, and Citibank, N.A., a national banking association, as Buyer
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	August 4, 2026	By:	/s/ Bryan P. Donohoe
Bryan P. Donohoe
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 4, 2026	By:	/s/ Jeffrey M. Gonzales
Jeffrey M. Gonzales
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)