Form 10-Q
period 2026-09-30
Ares Commercial Real Estate Corp
filed 2026-11-09
CIK 1529377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2026
Common stock, $0.01 par value	55,490,446

Page
Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	5
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	6
Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	7
Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 (unaudited) and the Year Ended December 31, 2025	8
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (unaudited)	9
Notes to Consolidated Financial Statements (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	50
Item 4. Controls and Procedures	53
Part II. Other Information
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3. Defaults Upon Senior Securities	54
Item 4. Mine Safety Disclosures	54
Item 5. Other Information	54
Item 6. Exhibits	55
Signatures	56

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

•changes in governmental regulations, including with respect to immigration, tax law and interest rates, and similar matters (including interpretation thereof); and

•market trends in our industry, real estate values or the debt securities markets.

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

PART I - FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$21,687	$29,289
Restricted cash ($1,108 related to consolidated VIEs as of December 31, 2025)	39,942	37,868
Loans held for investment ($138,950 related to consolidated VIEs as of December 31, 2025)	1,738,117	1,528,806
Current expected credit loss reserve	(139,325)	(125,756)
Loans held for investment, net of current expected credit loss reserve	1,598,792	1,403,050
Real estate owned held for investment, net ($52,634 related to consolidated VIEs as of December 31, 2025)	75,544	130,165
Other assets ($76 of interest receivable related to consolidated VIEs as of December 31, 2025)	15,346	17,770
Total assets	$1,751,311	$1,618,142
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured funding agreements	$1,107,019	$858,176
Secured term loan	89,911	89,360
Collateralized loan obligation securitization debt (consolidated VIEs)	—	99,921
Due to affiliate	4,207	4,061
Dividends payable	8,458	8,442
Other liabilities ($257 of interest payable related to consolidated VIEs as of December 31, 2025)	50,005	48,614
Total liabilities	1,259,600	1,108,574
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 450,000,000 shares authorized at September 30, 2026 and December 31, 2025 and 55,486,279 and 55,026,453 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	532	532
Additional paid-in capital	823,504	820,827
Accumulated earnings (deficit)	(332,325)	(311,791)
Total stockholders' equity	491,711	509,568
Total liabilities and stockholders' equity	$1,751,311	$1,618,142

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Interest income	$26,895	$23,261	$79,555	$73,858
Interest expense	(18,954)	(14,790)	(55,497)	(49,081)
Net interest margin	7,941	8,471	24,058	24,777
Revenue from real estate owned	5,572	5,634	17,271	16,841
Total revenue	13,513	14,105	41,329	41,618
Expenses:
Management and incentive fees to affiliate	2,388	2,420	7,182	7,417
Professional fees	603	526	2,122	2,077
General and administrative expenses	1,642	1,733	4,783	5,448
General and administrative expenses reimbursed to affiliate	779	781	2,418	2,808
Expenses from real estate owned	3,322	4,540	9,757	13,662
Total expenses	8,734	10,000	26,262	31,412
(Provision for) reversal of current expected credit losses, net	(1,803)	2,190	(13,806)	27,680
Realized losses on loans	—	(1,643)	(3,340)	(34,643)
Realized gain on sale of real estate owned	7,082	—	7,082	—
Income (loss) before income taxes	10,058	4,652	5,003	3,243
Income tax expense (benefit), including excise tax	12	(1)	181	280
Net income (loss) attributable to common stockholders	$10,046	$4,653	$4,822	$2,963
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.18	$0.08	$0.09	$0.05
Diluted earnings (loss) per common share	$0.18	$0.08	$0.09	$0.05
Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	55,400,693	54,904,862	55,363,717	54,863,820
Diluted weighted average shares of common stock outstanding	56,385,576	55,775,825	56,341,473	55,746,940
Dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.45

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$10,046	$4,653	$4,822	$2,963
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale debt securities	—	(28)	—	(37)
Comprehensive income (loss)	$10,046	$4,625	$4,822	$2,926

   See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	54,542,178	$532	$816,923	$37	$(277,360)	$540,132
Stock‑based compensation	314,799	—	1,050	—	—	1,050
Other comprehensive income (loss)	—	—	—	(30)	—	(30)
Net income (loss)	—	—	—	—	9,345	9,345
Dividends declared	—	—	—	—	(8,354)	(8,354)
Balance at March 31, 2025	54,856,977	$532	$817,973	$7	$(276,369)	$542,143
Stock‑based compensation	148,376	—	937	—	—	937
Other comprehensive income (loss)	—	—	—	21	—	21
Net income (loss)	—	—	—	—	(11,035)	(11,035)
Dividends declared	—	—	—	—	(8,368)	(8,368)
Balance at June 30, 2025	55,005,353	$532	$818,910	$28	$(295,772)	$523,698
Stock‑based compensation	16,933	—	1,024	—	—	1,024
Other comprehensive income (loss)	—	—	—	(28)	—	(28)
Net income (loss)	—	—	—	—	4,653	4,653
Dividends declared	—	—	—	—	(8,365)	(8,365)
Balance at September 30, 2025	55,022,286	$532	$819,934	$—	$(299,484)	$520,982
Stock‑based compensation	4,167	—	893	—	—	893
Net income (loss)	—	—	—	—	(3,865)	(3,865)
Dividends declared	—	—	—	—	(8,442)	(8,442)
Balance at December 31, 2025	55,026,453	$532	$820,827	$—	$(311,791)	$509,568
Stock‑based compensation	341,219	—	897	—	—	897
Net income (loss)	—	—	—	—	(9,605)	(9,605)
Dividends declared	—	—	—	—	(8,442)	(8,442)
Balance at March 31, 2026	55,367,672	$532	$821,724	$—	$(329,838)	$492,418
Stock‑based compensation	113,441	—	882	—	—	882
Net income (loss)	—	—	—	—	4,383	4,383
Dividends declared	—	—	—	—	(8,458)	(8,458)
Balance at June 30, 2026	55,481,113	$532	$822,606	$—	$(333,913)	$489,225
Stock‑based compensation	5,166	—	898	—	—	898
Net income (loss)	—	—	—	—	10,046	10,046
Dividends declared	—	—	—	—	(8,458)	(8,458)
Balance at September 30, 2026	55,486,279	$532	$823,504	$—	$(332,325)	$491,711

See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$4,822	$2,963
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	3,621	3,571
Accretion of discounts, deferred loan origination fees and costs	(3,770)	(3,181)
Stock-based compensation	2,677	3,012
Depreciation and amortization of real estate owned	2,241	6,510
Provision for (reversal of) current expected credit losses, net	13,806	(27,680)
Realized losses on loans	3,340	34,643
Realized gain on sale of real estate owned	(7,082)	—
Changes in operating assets and liabilities:
Issuance of and fundings on loans held for sale	(63,178)	—
Sale of loans held for sale	63,178	—
Other assets	(12,481)	(1,447)
Due to affiliate	146	172
Other liabilities	1,697	(1,836)
Net cash provided by (used in) operating activities	9,017	16,727
Investing activities:
Issuance of and fundings on loans held for investment	(353,325)	(113,780)
Principal collections and cost-recovery proceeds on loans held for investment	151,260	506,224
Receipt of origination and other loan fees	4,048	2,367
Principal repayment of available-for-sale debt securities	—	8,667
Purchases of capitalized additions to real estate owned	(2,368)	(1,330)
Proceeds from sale of real estate owned	62,543	—
Receipt (disbursement) of escrows and reserves for loans held for investment, net	3,182	36,046
Net cash provided by (used in) investing activities	(134,660)	438,194
Financing activities:
Proceeds from secured funding agreements	440,070	200,148
Repayments of secured funding agreements	(191,227)	(195,571)
Repayments of secured term loan	—	(30,000)
Payment of secured funding costs	(3,465)	(3,008)
Repayments of debt of consolidated VIEs	(99,921)	(338,263)
Dividends paid	(25,342)	(30,645)
Net cash provided by (used in) financing activities	120,115	(397,339)
Change in cash, cash equivalents and restricted cash	(5,528)	57,582
Cash, cash equivalents and restricted cash, beginning of period	67,157	66,294
Cash, cash equivalents and restricted cash, end of period	$61,629	$123,876
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$21,687	$84,869
Restricted cash	39,942	39,007
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$61,629	$123,876
Supplemental disclosure of noncash investing and financing activities:
Dividends declared, but not yet paid	$8,458	$8,365
See accompanying notes to consolidated financial statements.

ARES COMMERCIAL REAL ESTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including high tariffs, high inflation, changes to fiscal, monetary and trade policy, high interest rates, potential market-wide liquidity problems, currency fluctuations, labor shortages and challenges in the supply chain, have the potential to negatively impact the Company and its borrowers. Current macroeconomic conditions may continue or aggravate and could cause the United States economy or other global economies to experience an economic slowdown or recession. The Company anticipates its business and operations could be materially adversely affected by a prolonged recession in the United States or other major global economy.

The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026, however, uncertainty over the global economy and the Company’s business, makes any estimates and assumptions as of September 30, 2026 inherently less certain than they would be absent the current and potential impacts of current macroeconomic conditions. Actual results could differ from those estimates.

Variable Interest Entities

The Company evaluates all of its interests in VIEs for consolidation. When the Company’s interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary and does not consolidate the VIE.

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

Loans Held for Sale

Although the Company generally holds its target investments as long-term investments, the Company occasionally classifies some of its investments as held for sale if there is an intent to sell the investment prior to maturity or payoff. Investments held for sale are carried at the lower of carrying amount or fair value within loans held for sale in the Company’s consolidated balance sheets, with changes in fair value recorded through earnings. If a loan is determined to be held for sale at the time of origination, upfront fees and origination costs are deferred and any portion retained is recognized into interest income at the time of sale. The Company had no loans held for sale as of September 30, 2026 and December 31, 2025.

During the nine months ended September 30, 2026, the Company originated two co-invested senior mortgage loans which had portions classified as held for sale at origination. During the nine months ended September 30, 2026, the Company sold each of the two portions of the loans held for sale at fair value, which was equal to the Company’s respective carrying amount, and no gain or loss was recognized on either of the sales. At the time of sale, the aggregate outstanding principal balance of the portion of the loans that were sold was $63.9 million. See Note 12 included in these consolidated financial statements for additional details on the loan sales.

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

Revenue from real estate owned represents revenue associated with the operations of a multi-building office property acquired in September 2024 and sold in September 2026 and a mixed-use property acquired in September 2023.

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

Net Interest Margin and Interest Expense

Net interest margin in the Company’s consolidated statements of operations serves to measure the performance of the Company’s loans and debt securities as compared to its use of debt leverage. The Company includes interest income from its loans and debt securities and interest expense related to its Secured Funding Agreements, securitization debt and the Secured Term Loan (each individually defined in Note 6 included in these consolidated financial statements), as applicable, in net interest margin. For the three and nine months ended September 30, 2026 and 2025, interest expense is comprised of the following ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Secured funding agreements	$17,405	$10,845	$50,730	$32,981
Securitization debt	—	2,368	349	11,097
Secured term loan	1,549	1,577	4,418	5,003
Interest expense	$18,954	$14,790	$55,497	$49,081

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and OCI that are excluded from net income (loss).

3.   LOANS HELD FOR INVESTMENT

As of September 30, 2026, the Company’s portfolio included 37 loans held for investment, excluding 199 loans that were repaid, sold, converted to real estate owned or written-off since inception. The aggregate originated commitment under these loans at closing was approximately $2.0 billion and outstanding principal was $1.8 billion as of September 30, 2026. During the nine months ended September 30, 2026, the Company funded $365.0 million of outstanding principal and received repayments of $146.0 million of outstanding principal. As of September 30, 2026, 90.2% of the Company’s loans have Secured Overnight Financing Rate (“SOFR”) floors, with a weighted average floor of 1.71%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

The Company’s investments in loans held for investment are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment as of September 30, 2026 and December 31, 2025 ($ in thousands):

	As of September 30, 2026
	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,718,554	$1,816,720	5.9%	(2)	7.4%	(3)	1.2
Subordinated debt and preferred equity investments	19,563	21,345	2.7%	(2)	6.6%	(3)	0.6
Total loans held for investment portfolio	$1,738,117	$1,838,065	5.9%	(2)	7.4%	(3)	1.2

	As of December 31, 2025
	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,509,670	$1,580,074	5.7%	(2)	7.4%	(3)	1.3
Subordinated debt and preferred equity investments	19,136	20,985	2.7%	(2)	6.7%	(3)	1.3
Total loans held for investment portfolio	$1,528,806	$1,601,059	5.7%	(2)	7.4%	(3)	1.3
______________________________

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.

(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2026 and December 31, 2025 as weighted by the total outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by the Company as of September 30, 2026 and December 31, 2025 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2026 and December 31, 2025).
(4)Remaining Life is based on contractual maturity date and does not include contractual extension options not yet exercised.

A more detailed listing of the Company’s loans held for investment portfolio based on information available as of September 30, 2026 is as follows ($ in millions):

Loan Type	Location	Outstanding Principal (1)	Carrying Value (1)	Interest Rate		Unleveraged Effective Yield (2)		Maturity Date (3)		Payment Terms (4)
Senior Mortgage Loans:
Residential/Condo	NY	$200.5	$144.9	S+8.95%		—%	(5)	Dec 2026		I/O
Office	IL	170.5	134.6	(6)		—%	(6)	Oct 2026	(6)	I/O
Multifamily	NY	132.2	131.9	S+3.90%		8.1%		Jun 2027	(7)	I/O
Industrial	GA	96.9	96.2	S+2.25%		6.5%		Oct 2028		I/O
Multifamily	NY	87.2	86.4	S+2.45%		6.8%		Mar 2029		I/O
Office	NC	74.4	74.4	S+3.65%		7.6%		Aug 2028		I/O
Self Storage	Diversified	70.6	70.1	S+2.50%		6.8%		Dec 2028		I/O
Retail	CA	67.2	66.6	S+2.75%		7.1%		Mar 2029		I/O
Multifamily	TX	66.9	66.9	S+2.95%		7.4%		Dec 2026	(8)	P/I	(9)
Self Storage	Diversified	65.8	65.2	S+2.70%		7.0%		May 2029		I/O
Office	AZ	65.0	65.0	S+2.00%		5.9%		Oct 2027	(10)	I/O
Office	NY	65.0	65.0	S+2.65%		6.6%		Jul 2028		I/O
Multifamily	OH	57.3	57.3	S+3.05%		7.3%		Oct 2026		I/O
Hotel	NY	55.7	55.6	S+4.40%		8.6%		Mar 2027	(11)	I/O
Industrial	CA	55.3	54.9	S+3.00%		7.3%		Nov 2028		I/O
Office	IL	53.4	53.4	S+4.25%		8.2%		Jan 2027		P/I	(9)
Multifamily	NC	50.0	49.7	S+2.40%		6.8%		Oct 2027		I/O
Multifamily	MA	49.3	49.0	S+3.10%		7.6%		Oct 2027		I/O
Hotel	SC	48.3	47.9	S+3.50%		7.9%		Nov 2028		I/O
Industrial	MA	45.6	45.5	S+2.90%		6.9%		Jun 2028		I/O
Hotel	CA	35.0	34.7	S+2.95%		7.3%		Jun 2028		I/O
Industrial	NJ	27.8	27.8	S+8.85%		12.8%		Nov 2024	(12)	I/O
Hotel	Diversified	23.9	23.7	S+3.75%		8.1%		Nov 2028		I/O
Mixed-Use	NY	23.6	23.3	S+3.25%		7.9%		Jan 2028		I/O
Multifamily	TN	23.5	23.2	S+2.55%		6.8%		May 2029		I/O
Hotel	FL	20.6	20.4	S+3.35%		7.7%		Dec 2028		I/O
Self Storage	FL	12.3	12.3	S+3.25%		7.3%		Dec 2027		I/O
Self Storage	IN	11.4	11.4	S+2.60%	(13)	6.8%		Aug 2028	(13)	I/O
Self Storage	AZ	11.0	11.0	S+3.25%		7.4%		Feb 2028		I/O
Industrial	Diversified	10.3	10.2	S+2.85%		7.1%		Aug 2029		I/O
Self Storage	FL	9.8	9.8	S+3.75%		7.8%		Jun 2028		I/O
Self Storage	PA	9.1	9.0	S+3.50%		7.7%		May 2028		I/O
Self Storage	FL	7.3	7.2	S+3.50%		7.8%		Apr 2028		I/O
Office	Diversified	7.0	7.0	S+3.75%		11.1%		Jan 2027	(14)	P/I	(9)
Industrial	CA	7.0	7.0	S+3.85%		7.8%		Jan 2027	(15)	I/O
Subordinated Debt and Preferred Equity Investments:
Industrial	CA	12.6	10.9	S+3.85%		—%	(15)	Jan 2027	(15)	I/O
Office	AZ	8.8	8.7	(10)		6.6%		Oct 2027	(10)	I/O
Total/Weighted Average		$1,838.1	$1,738.1			5.9%
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
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. Unleveraged Effective Yield for each loan is calculated based on SOFR as of September 30, 2026 or the SOFR floor, as applicable. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by the Company as of September 30, 2026 as weighted by the outstanding principal balance of each loan.

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
(5)The New York loan is structured as both a senior and mezzanine loan with the Company holding contiguous positions. The senior and mezzanine positions each have a per annum interest rate of S + 8.95%. The senior and mezzanine loans were both on non-accrual status as of September 30, 2026 and the Unleveraged Effective Yield is not applicable.
(6)The Illinois loan is structured as both a senior and mezzanine loan with the Company holding contiguous positions. The senior position has a per annum interest rate of S + 2.25% and the mezzanine position has a fixed per annum interest rate of 10.00%. The senior and mezzanine loans were both on non-accrual status as of September 30, 2026 and the Unleveraged Effective Yield is not applicable. In each of January 2026, April 2026 and July 2026, the Company and the borrower entered into modification and extension agreements to, among other things, extend the maturity date on the Illinois loan from January 2026 to October 2026. For the three and nine months ended September 30, 2026, the Company received $1.7 million and $5.0 million, respectively, of interest payments in cash on the senior loan that was recognized as a reduction to the Carrying Value of the loan and the borrower is current on all contractual interest payments.
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
(9)In February 2023, amortization began on the senior diversified loan, which had an outstanding principal balance of $7.0 million as of September 30, 2026. In January 2026, amortization began on both the senior Texas loan and the senior Illinois loan, which had outstanding principal balances of $66.9 million and $53.4 million, respectively, as of September 30, 2026. The remainder of the loans in the Company’s portfolio are non-amortizing through their primary terms.
(10)The Arizona loan is structured as a senior A-Note with an outstanding principal balance of $65.0 million, a subordinated B-Note with no initial outstanding principal balance and an unfunded commitment of $12.0 million for certain lender approved leasing costs and a subordinated C-Note with an outstanding principal balance of $8.8 million. The subordinated B-Note is pari-passu with new borrower contributions for the loan principal paydown and other additional capital contributions. The subordinated C-Note is subordinate to the A-Note, B-Note and the new borrower contributions. The senior A-Note has a per annum interest rate of S + 2.00%, the subordinated B-Note has a fixed per annum interest rate of 12.00% and the subordinated C-Note has a fixed per annum interest rate of 5.50%. As of September 30, 2026, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated C-Note.
(11)In March 2026, the borrower exercised a 12-month extension option in accordance with the loan agreement, which extended the maturity date on the senior New York loan to March 2027.
(12)As of September 30, 2026, the senior New Jersey loan, which is collateralized by an industrial property, is in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the November 2024 maturity date and the borrower is current on all contractual interest payments. See Note 16 included in these consolidated financial statements for a subsequent event related to the senior New Jersey loan.
(13)In June 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior Indiana loan from June 2026 to August 2026. Further, in August 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, reduce the per annum interest rate on the senior Indiana loan from S + 3.60% to S + 2.60% and extend the maturity date from August 2026 to August 2028.
(14)In July 2026, the Company and the borrower entered into a modification and extension agreement to, among other things, extend the maturity date on the senior diversified loan from July 2026 to January 2027.
(15)The California loan is structured as a senior A-Note, with an outstanding principal balance of $7.0 million as of September 30, 2026, a subordinated B-Note with no outstanding principal balance and an unfunded commitment of $500 thousand for certain lender approved leasing costs and a subordinated C-Note with an outstanding principal balance of $12.6 million as of September 30, 2026. The subordinated B-Note and C-Note are subordinate to new borrower equity related to additional capital contributions. As of September 30, 2026, the subordinated C-Note was on non-accrual status and therefore, the Unleveraged Effective Yield is not applicable. As of September 30, 2026, the borrower is current on all contractual interest payments for the senior A-Note and the subordinated C-Note.

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

For the nine months ended September 30, 2026, the activity in the Company’s loan portfolio was as follows ($ in thousands):

Balance at December 31, 2025	$1,528,806
Initial funding	319,476
Origination and other loan fees and discounts, net of costs	(4,674)
Additional funding	45,510
Amortizing payments	(7,848)
Loan payoffs (1)	(146,745)
Origination and other loan fees and discount accretion	3,592
Balance at September 30, 2026	$1,738,117
_________________________

(1)In March 2026, the Company received a discounted payoff on a senior mortgage loan with outstanding principal of $28.2 million, which was collateralized by a multifamily property located in Pennsylvania, in conjunction with the sale of the multifamily property by the borrower. For the nine months ended September 30, 2026, the Company recognized a realized loss of $3.3 million in the Company’s consolidated statements of operations as the Carrying Value of the senior mortgage loan exceeded the net proceeds from the payoff of the loan.

Except as described in the table above listing the Company’s loans held for investment portfolio, as of September 30, 2026, all loans held for investment were paying in accordance with their contractual terms. As of September 30, 2026, the Company had three loans held for investment on non-accrual status with a Carrying Value of $290.4 million. As of December 31, 2025, the Company had four loans held for investment on non-accrual status with a Carrying Value of $308.1 million.

4.     CURRENT EXPECTED CREDIT LOSSES

The Company estimates its CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan-specific data, which includes capital senior to the Company when the Company is the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of the Company’s loan portfolio, (iv) the underlying collateral performance and its estimated current and stabilized market values, including projected cash flows and (v) the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve. In order to estimate the future expected loan losses relevant to the Company’s portfolio, the Company utilizes historical market loan loss data licensed from a third party data service. The third party’s loan database includes historical loss data for commercial mortgage-backed securities, or CMBS, issued dating back to 1998, which the Company believes is a reasonably comparable and available data set to its type of loans. The Company utilized macroeconomic forecasts and inputs that reflected a blend of a stable and a weaker economic outlook in the near term; however, the actual financial impact on the Company of the current environment is highly uncertain. For periods beyond the reasonable and supportable forecast period, the Company reverts back to historical loss data. Management’s current estimate of expected credit losses as of September 30, 2026 increased compared to the estimate of expected credit losses as of June 30, 2026 primarily due to changes in loan- and collateral-specific attributes, new loan closings and a relative decline in the near-term macroeconomic forecasts during the three months ended September 30, 2026. These factors were partially offset by shorter average remaining loan term and other changes in loan- and collateral-specific attributes during the three months ended September 30, 2026. The CECL Reserve also takes into consideration the assumed impact of macroeconomic conditions on CRE properties and is not specific to any loan losses or impairments on the Company’s loans held for investment, unless the Company determines that a specifically identifiable reserve is warranted for a select asset.

In certain instances, the Company may identify specific loans to be collateral-dependent. The Company considers loans to be collateral-dependent if both of the following criteria are met: (i) the loan is expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) the borrower is experiencing financial difficulty. The determination of whether these criteria are met for an individual loan requires the use of significant judgment and can be based on several factors subject to uncertainty.

For such loans that the Company determines that foreclosure of the collateral is probable, the Company estimates the CECL Reserve based on the difference between the fair value of the collateral (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company may apply a practical expedient to estimate the CECL Reserve using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral, including methods such as the income approach or the market approach. These methods require the use of key unobservable inputs, which are inherently uncertain and subjective. Determining the appropriate valuation method and selecting the appropriate key unobservable inputs and assumptions requires significant judgment and consideration of factors specific to the underlying collateral being assessed. Additionally, the key unobservable inputs and assumptions that may be used could vary depending on the information available and market conditions as of the valuation date. As such, the fair value that may be used in calculating the CECL Reserve is subject to uncertainty and any actual losses, if incurred, could differ materially from the CECL Reserve.

As of September 30, 2026, the Company’s CECL Reserve for its loans held for investment portfolio is $140.9 million or 730 basis points of the Company’s total loans held for investment commitment balance of $1.9 billion and is bifurcated between the CECL Reserve (contra-asset) related to outstanding balances on loans held for investment of $139.3 million and a liability for unfunded commitments of $1.6 million. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

As of September 30, 2026, the senior mortgage loan on a residential/condo property located in New York with a principal balance of $200.5 million, the senior mortgage loan on an office property located in Illinois with a principal balance of $170.5 million and the subordinated loan on an industrial property located in California with a principal balance of $12.6 million each had a risk rating of “5.” As of September 30, 2026, each of these loans were assessed individually and the Company elected to assign a CECL Reserve of $52.4 million on the New York residential/condo loan, $66.4 million on the Illinois office loan and $9.1 million on the subordinated California industrial loan. The CECL Reserve for each of these loans was determined by referencing the Company’s estimate of the collateral’s fair value or estimate of net proceeds available from the potential sale of the collateral property, including the potential sale of individual condo units in the case of the residential/condo loan, in relation to the amortized cost basis of the loan. Each CECL Reserve is included in the Company’s total CECL Reserve.

Current Expected Credit Loss Reserve for Funded Loan Commitments

Activity related to the CECL Reserve for outstanding balances on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2026 was as follows ($ in thousands):

Balance at June 30, 2026 (1)	$137,810
Provision for (reversal of) current expected credit losses, net	1,515
Balance at September 30, 2026 (1)	$139,325

Balance at December 31, 2025 (1)	$125,756
Provision for (reversal of) current expected credit losses, net	13,569
Balance at September 30, 2026 (1)	$139,325
__________________________

(1)The CECL Reserve related to outstanding balances on loans held for investment is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.

Current Expected Credit Loss Reserve for Unfunded Loan Commitments

Activity related to the CECL Reserve for unfunded commitments on the Company’s loans held for investment as of and for the three and nine months ended September 30, 2026 was as follows ($ in thousands):

Balance at June 30, 2026 (1)	$1,329
Provision for (reversal of) current expected credit losses, net	288
Balance at September 30, 2026 (1)	$1,617

Balance at December 31, 2025 (1)	$1,380
Provision for (reversal of) current expected credit losses, net	237
Balance at September 30, 2026 (1)	$1,617
__________________________

(1)The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in the Company’s consolidated balance sheets.

The Company continuously evaluates the credit quality of each loan by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, loan structure and exit plan, loan-to-value ratio, debt service coverage ratio, project sponsorship, and other factors as deemed necessary. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk. Definitions of risk ratings are as follows:

Risk Ratings	Definition
1	Very Low Risk
2	Low Risk
3	Medium Risk
4	High Risk/Potential for Loss: Asset performance is trailing underwritten expectations. Loan at risk of impairment without material improvement to performance
5	Impaired/Loss Likely: A loan that has a significantly increased probability of default and principal loss

The risk ratings are primarily based on historical data as well as taking into account future economic conditions.

As of September 30, 2026, the Carrying Value of the Company’s loans held for investment within each risk rating by year of origination is as follows ($ in thousands):

	2026	2025	2024	2023	2022	Prior	Total
Risk rating:
1	$—	$—	$—	$—	$—	$6,968	$6,968
2	23,251	—	—	102,806	131,919	92,805	350,781
3	286,361	461,324	—	11,387	108,987	213,228	1,081,287
4	—	—	—	—	—	8,683	8,683
5	—	—	—	—	144,929	145,469	290,398
Total	$309,612	$461,324	$—	$114,193	$385,835	$467,153	$1,738,117

Accrued Interest Receivable

The Company elected not to measure a CECL Reserve on accrued interest receivable due to the Company’s policy of writing-off uncollectible accrued interest receivable balances in a timely manner. As of September 30, 2026 and December 31, 2025, interest receivable of $5.7 million and $6.4 million, respectively, is included within other assets in the Company’s consolidated balance sheets and is excluded from loans held for investment. If the Company were to have uncollectible accrued interest receivable, it generally would reverse accrued and unpaid interest against interest income and no longer accrue for these amounts.

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

During the three months ended March 31, 2026, the Company committed to a plan to sell the multi-building office property and, as such, the asset was reclassified to real estate owned held for sale. Upon reclassification, the Company ceased depreciating and amortizing the multi-building office property. On July 23, 2026, the Company entered into a Purchase and Sale Agreement to sell the multi-building office property to a third party for $64.0 million and the sale closed on September 18, 2026. For both the three and nine months ended September 30, 2026, the Company recognized a $7.1 million realized gain on the sale of the property as the net sale proceeds received by the Company exceeded the carrying amount of the property as of the September 18, 2026 sale date. The realized gain on the sale of the multi-building office property is included within realized gain on sale of real estate owned in the Company’s consolidated statements of operations.

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

The following table summarizes the Company’s real estate owned held for investment as of September 30, 2026 and December 31, 2025 ($ in thousands):

	As of
	September 30, 2026	December 31, 2025
Land	$21,337	$34,245
Buildings and improvements	52,838	81,691
Lease intangibles	21,282	34,735
Above-market lease intangibles	547	4,490
Below-market lease intangibles	(11,084)	(11,105)
Total real estate owned held for investment	84,920	144,056
Less: Accumulated depreciation and amortization	(9,376)	(13,891)
Real estate owned held for investment, net	$75,544	$130,165

As of September 30, 2026 and December 31, 2025, no impairment charges have been recognized for real estate owned held for investment.

For the three and nine months ended September 30, 2026, the Company incurred net depreciation and amortization expense of $750 thousand and $2.2 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred net depreciation and amortization expense of $2.0 million and $6.5 million, respectively. With the exception of amortization related to intangible assets and liabilities for above-market or below-market leases, depreciation and amortization expense is included within expenses from real estate owned in the Company’s consolidated statements of operations. Amortization related to intangible assets and liabilities for above-market or below-market leases is recognized as an adjustment to rental revenue and is included within revenue from real estate owned in the Company’s consolidated statements of operations.

Intangible Lease Assets and Liabilities

For the nine months ended September 30, 2026, there were no property acquisitions.

The following table summarizes the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of September 30, 2026 and December 31, 2025 ($ in thousands):

	As of September 30, 2026			As of December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Assets:
Lease intangibles	$21,282	$(6,682)	$14,600	$34,735	$(9,772)	$24,963
Above-market lease intangibles	547	(294)	253	4,490	(1,468)	3,022
Liabilities:
Below-market lease intangibles	(11,084)	2,853	(8,231)	(11,105)	2,398	(8,707)

The following table summarizes the amortization of intangible lease assets and liabilities related to real estate owned held for investment for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Consolidated Statement of Operations Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Assets:
Lease intangibles	Expenses from real estate owned	$442	$1,365	$1,365	$4,480
Above-market lease intangibles	Revenue from real estate owned	(19)	(253)	(57)	(867)
Liabilities:
Below-market lease intangibles	Revenue from real estate owned	143	262	475	785

The following table summarizes the estimated net amortization schedule for the Company’s intangible lease assets and liabilities that are included within real estate owned held for investment as of September 30, 2026 ($ in thousands):

		Above-Market	Below-Market
	Lease Intangibles	Lease Intangibles	Lease Intangibles
Remainder of 2026	$442	$19	$(143)
2027	1,704	51	(571)
2028	1,605	41	(542)
2029	1,596	41	(539)
2030	1,592	41	(539)
Thereafter	7,661	60	(5,897)
Total	$14,600	$253	$(8,231)

Future Minimum Lease Payments

The following table summarizes the future minimum contractual lease payments to be collected by the Company under non-cancelable operating leases related to real estate owned held for investment, excluding tenant reimbursements of expenses and variable lease payments, as of September 30, 2026 ($ in thousands):

Remainder of 2026	$2,620
2027	10,204
2028	10,192
2029	10,344
2030	10,236
Thereafter	14,007
Total	$57,603

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

The outstanding balances of the Financing Agreements in the table below are presented gross of debt issuance costs. As of September 30, 2026 and December 31, 2025, the outstanding balances and total commitments under the Financing Agreements consisted of the following ($ in thousands):

	As of September 30, 2026			As of December 31, 2025
	Outstanding Balance	Total Commitment		Outstanding Balance	Total Commitment
Secured Funding Agreements:
Wells Fargo Facility	$557,211	$600,000	(1)	$438,911	$600,000	(1)
Citibank Facility	276,147	425,000	(2)	269,265	325,000	(2)
CNB Facility	—	75,000	(3)	—	75,000	(3)
Morgan Stanley Facility	273,661	350,000	(4)	150,000	150,000	(4)
Subtotal	$1,107,019	$1,450,000		$858,176	$1,150,000

Secured Term Loan	$90,000	$90,000	(5)	$90,000	$90,000	(5)

Total	$1,197,019	$1,540,000		$948,176	$1,240,000
______________________________

(1)The Carrying Value of collateral pledged to the Wells Fargo Facility (as defined below) was $851.1 million and $657.1 million as of September 30, 2026 and December 31, 2025, respectively.
(2)In March 2026, the Company exercised each of its two $50.0 million accordion options on the Citibank Facility (as defined below) to increase the maximum commitment from $325.0 million to $425.0 million with payment of an upsize fee. The Carrying Value of collateral pledged to the Citibank Facility was $470.7 million and $420.5 million as of September 30, 2026 and December 31, 2025, respectively.

(3)Amount immediately available under the CNB Facility (as defined below) at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of September 30, 2026, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
(4)In January 2026, the Company exercised its $100.0 million accordion option on the Morgan Stanley Facility (as defined below) to increase the maximum commitment from $150.0 million to $250.0 million with payment of an upsize fee. Subsequently, in March 2026, the Company amended the Morgan Stanley Facility to, among other things, increase the maximum commitment from $250.0 million to $350.0 million and include an accordion provision such that the maximum commitment may be increased to up to $400.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee. The Carrying Value of collateral pledged to the Morgan Stanley Facility was $407.7 million and $308.5 million as of September 30, 2026 and December 31, 2025, respectively.
(5)Equity interests pledged to the Secured Term Loan (as defined below) were $513.7 million and $478.3 million as of September 30, 2026 and December 31, 2025, respectively.

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

Wells Fargo Facility

The Company is party to a master repurchase funding facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “Wells Fargo Facility”), which allows the Company to borrow up to $600.0 million. Under the Wells Fargo Facility, the Company is permitted to sell, and later repurchase, certain qualifying senior commercial mortgage loans, A-Notes, pari-passu participations in commercial mortgage loans and mezzanine loans under certain circumstances, subject to available collateral approved by Wells Fargo in its sole discretion. The initial maturity date of the Wells Fargo Facility is February 10, 2028, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Wells Fargo Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Wells Fargo Facility to February 10, 2030. Advances under the Wells Fargo Facility accrue interest at a per annum interest rate equal to the sum of one-month SOFR plus a pricing margin range of 1.50% to 3.75%, subject to certain exceptions.

Citibank Facility

The Company is party to a master repurchase facility with Citibank, N.A. (“Citibank”) (the “Citibank Facility”), which allows the Company to borrow up to $425.0 million. Under the Citibank Facility, the Company is permitted to sell and later repurchase certain qualifying senior commercial mortgage loans and A-Notes approved by Citibank in its sole discretion. The initial maturity date of the Citibank Facility is January 13, 2027, subject to two 12-month extensions, each of which may be exercised at the Company’s option assuming no existing defaults under the Citibank Facility and applicable extension fees being paid, which, if both were exercised, would extend the maturity date of the Citibank Facility to January 13, 2029. Advances under the Citibank Facility accrue interest at a per annum interest rate equal to the sum of one-month SOFR plus an indicative pricing margin range of 1.50% to 2.10%, subject to certain exceptions. The Company incurs a non-utilization fee of 25 basis points per annum on the average daily positive difference between the maximum advances approved by Citibank and the actual advances outstanding on the Citibank Facility. For both the three and nine months ended September 30, 2026, the Company did not incur a non-utilization fee. For the three and nine months ended September 30, 2025, the Company incurred a non-utilization fee of $7 thousand and $16 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

CNB Facility

The Company is party to a $75.0 million secured revolving funding facility with City National Bank (the “CNB Facility”). The Company is permitted to borrow funds under the CNB Facility to finance investments and for other working capital and general corporate needs. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of September 30, 2026, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. Availability may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement. In March 2026, the Company amended the CNB Facility to, among other things, extend the maturity date to December 31, 2026. The interest rate on advances under the CNB Facility is a per annum interest rate equal to the sum of, at the Company’s option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. Unless at least 75% of the CNB Facility is used on average, unused commitments under the CNB Facility accrue non-utilization fees at the rate of 0.375% per annum. For the three and nine months ended September 30, 2026, the Company incurred a non-utilization fee of $72 thousand and $213 thousand, respectively. For the three and nine months ended September 30, 2025, the Company incurred a non-utilization fee of $72 thousand and $213 thousand, respectively. The non-utilization fee is included within interest expense in the Company’s consolidated statements of operations.

Morgan Stanley Facility

The Company is party to a $350.0 million master repurchase and securities contract with Morgan Stanley Bank, N.A. (“Morgan Stanley”) (the “Morgan Stanley Facility”). Under the Morgan Stanley Facility, the Company is permitted to sell, and later repurchase, certain qualifying commercial mortgage loans collateralized by retail, office, mixed-use, multifamily, industrial, hospitality, student housing or self storage properties. Morgan Stanley may approve the mortgage loans that are subject to the Morgan Stanley Facility in its sole discretion. In January 2026, the Company exercised its $100.0 million accordion option on the Morgan Stanley Facility to increase the maximum commitment from $150.0 million to $250.0 million with payment of an upsize fee. Subsequently, in March 2026, the Company amended the Morgan Stanley Facility to, among other things, (1) increase the maximum commitment from $250.0 million to $350.0 million and include an accordion provision such that the maximum commitment may be increased to up to $400.0 million at the Company’s option, subject to the satisfaction of certain conditions, including payment of an upsize fee and (2) extend the initial maturity date to July 16, 2029, subject to one 12-month extension, which may be exercised at the Company’s option assuming no existing defaults under the Morgan Stanley Facility and the applicable extension fee being paid, which, if exercised, would extend the maturity date to July 16, 2030. Advances under the Morgan Stanley Facility generally accrue interest at a per annum interest rate equal to the sum of one-month SOFR plus a spread ranging from 1.75% to 2.25%, determined by Morgan Stanley, depending upon the mortgage loan sold to Morgan Stanley in the applicable transaction.

Secured Term Loan

The Company and certain of its subsidiaries are party to a $90.0 million Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”). The maturity date of the Secured Term Loan is November 12, 2026. The interest rate on advances under the Secured Term Loan are set to the following fixed interest rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025 through November 12, 2026, the interest rate increases 0.25% every three months. See Note 16 included in these consolidated financial statements for a subsequent event related to the Secured Term Loan.

The total original issue discount and the modification fee on the Secured Term Loan represents a discount to the debt cost to be amortized into interest expense using the effective interest method over the term of the Secured Term Loan. For the three and nine months ended September 30, 2026, the per annum effective interest rate of the Secured Term Loan, which is equal to the fixed interest rate plus the accretion of the original issue discount and associated costs, was 6.7% and 6.5%, respectively. For the three and nine months ended September 30, 2025, the per annum effective interest rate of the Secured Term Loan was 6.1% and 5.9%, respectively.

7.   COMMITMENTS AND CONTINGENCIES

As further discussed in Note 2 included in these consolidated financial statements, the impact of the current macroeconomic conditions on the Company’s business is uncertain. As of September 30, 2026, there were no contingencies recorded on the Company’s consolidated balance sheets as a result of such conditions; however, if global market conditions worsen, it could adversely affect the Company’s business, financial condition and results of operations.

As of September 30, 2026 and December 31, 2025, the Company had the following commitments to fund various whole and co-invested senior mortgage loans, subordinated debt investments, as well as preferred equity investments accounted for as loans held for investment ($ in thousands):

	As of
	September 30, 2026	December 31, 2025
Total commitments	$1,931,350	$1,660,935
Less: funded commitments	(1,838,065)	(1,601,059)
Total unfunded commitments	$93,285	$59,876

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

The Company from time to time may be a party to litigation relating to claims arising in the normal course of business. As of September 30, 2026, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.

8.   STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 30, 2025, the Company’s board of directors extended its stock repurchase program of up to $50.0 million (the “Repurchase Program”), which was expected to be in effect until July 31, 2026, or until the approved dollar amount had been used to repurchase shares. On July 28, 2026, the Company’s board of directors further extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2027, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, the Company may repurchase shares of its common stock in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at its discretion. During the three and nine months ended September 30, 2026 and 2025, the Company did not repurchase any shares through the Repurchase Program.

Common Stock

There were no shares of the Company’s common stock issued in public or private offerings for the three and nine months ended September 30, 2026 and 2025. See “Equity Incentive Plan” below for shares issued under the Equity Incentive Plan described below.

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

The following tables summarize the (i) non-vested shares of restricted stock and RSUs and (ii) vesting schedule of shares of restricted stock and RSUs for the Company’s directors and officers and employees of the Manager as of September 30, 2026:

Schedule of Non-Vested Share and Share Equivalents

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Balance at December 31, 2025	74,088	1,256,271	1,330,359
Granted	113,274	—	113,274
Vested	(102,408)	(346,552)	(448,960)
Forfeited	—	(10,998)	(10,998)
Balance at September 30, 2026	84,954	898,721	983,675

Future Anticipated Vesting Schedule

	Restricted Stock Grants—Directors	RSUs—Officers and Employees of the Manager	Total
Remainder of 2026	28,320	4,167	32,487
2027	56,634	415,511	472,145
2028	—	301,546	301,546
2029	—	177,497	177,497
2030	—	—	—
Total	84,954	898,721	983,675

9.   EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2026 and 2025 ($ in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$10,046	$4,653	$4,822	$2,963
Divided by:
Basic weighted average shares of common stock outstanding:	55,400,693	54,904,862	55,363,717	54,863,820
Weighted average non-vested restricted stock and RSUs	984,883	870,963	977,756	883,120
Diluted weighted average shares of common stock outstanding:	56,385,576	55,775,825	56,341,473	55,746,940
Basic earnings (loss) per common share	$0.18	$0.08	$0.09	$0.05
Diluted earnings (loss) per common share	$0.18	$0.08	$0.09	$0.05

10.   INCOME TAX

The Company wholly-owns ACRC 2017-FL3 TRS LLC, which is a taxable REIT subsidiary (“TRS”) formed to hold a portion of collateralized loan obligation (“CLO”) securitizations, including a portion that generated excess inclusion income. The Company also wholly-owns ACRC Lender TRS LLC, which is a TRS formed to issue and hold certain loans intended for sale.

The income tax provision for the Company and the TRSs consisted of the following for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Current	$13	$—	$179	$282
Deferred	(1)	(1)	2	(2)
Excise tax	—	—	—	—
Total income tax expense (benefit), including excise tax	$12	$(1)	$181	$280

For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the calendar year (including any distribution declared in the fourth quarter and paid the following January) plus any prior year shortfall. If it is determined that an excise tax liability exists for the current tax year, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The quarterly expense is calculated in accordance with applicable tax regulations.

The TRSs recognize interest and penalties related to unrecognized tax benefits within income tax expense in the Company’s consolidated statements of operations. Accrued interest and penalties, if any, are included within other liabilities in the Company’s consolidated balance sheets.

As of September 30, 2026, tax years 2022 through 2026 remain subject to examination by taxing authorities. The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.

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

Recurring Fair Value Measurements

As of September 30, 2026 and December 31, 2025, the Company did not have any financial or nonfinancial assets or liabilities required to be recorded at fair value on a recurring basis.

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

The mixed-use property acquired on September 8, 2023 is classified as real estate owned held for investment in the Company’s consolidated balance sheets as of the acquisition date and is carried at its estimated fair value at acquisition and is presented net of accumulated depreciation or amortization and impairment charges. The fair value of the mixed-use property at acquisition was estimated using a third-party appraisal, which utilized standard industry valuation techniques such as the income and market approach. When determining the fair value of the mixed-use property, certain assumptions are made including, but not limited to: (1) projected operating cash flows, including factors such as property operating expenses and re-leasing assumptions that take into account the number of months to re-lease, market rental revenue and required tenant improvements; and (2) projected cash flows from the eventual disposition of the mixed-use property based upon the Company’s estimation of a capitalization rate, discount rates and comparable selling prices in the market. The fair value of the mixed-use property was estimated using significant unobservable inputs, which considered various comparable properties that were valued using capitalization rates ranging from 6.4% to 8.3% and discount rates ranging from 8.0% to 9.5%. No impairment charges have been recognized for the mixed-use property as of September 30, 2026.

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2026 and December 31, 2025, the carrying amounts and fair values of the Company’s financial assets and liabilities recorded at cost are as follows ($ in thousands):

		As of
		September 30, 2026		December 31, 2025
	Level in Fair Value Hierarchy	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Financial assets:
Loans held for investment	3	$1,738,117	$1,610,089	$1,528,806	$1,409,982
Financial liabilities:
Secured funding agreements	2	$1,107,019	$1,107,019	$858,176	$858,176
Secured term loan	3	89,911	90,000	89,360	88,686
Collateralized loan obligation securitization debt (consolidated VIEs)	2	—	—	99,921	95,766
_________________________

(1)Loans held for investment are presented at Carrying Value, which excludes the CECL Reserve.

The carrying amounts of cash and cash equivalents, restricted cash, interest receivable, due to affiliate liability and accrued expenses, which are all categorized as Level 2 within the fair value hierarchy, approximate their fair values due to their short-term nature.

Loans held for investment are recorded at cost, net of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds. To determine the fair value of the collateral, the Company may employ different approaches depending on the type of collateral. The Company determined the fair value of loans held for investment based on a discounted cash flow methodology (a) for risk rated “1”, “2”, or “3” loans, on a portfolio basis and (b) for risk rated “4” or “5” loans, on an asset-by-asset basis, in each case taking into consideration various factors including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and comparable selling prices in the market. The Secured Funding Agreements are recorded at outstanding principal, which is the Company’s best estimate of the fair value. The Company determined the fair value of the Secured Term Loan and CLO securitization debt based on a discounted cash flow methodology, taking into consideration various factors including discount rates, actions of other lenders and comparable market quotes and recent trades for similar products.

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

The incentive fee is an amount, not less than zero, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) the Company’s Core Earnings (as defined below) for the previous 12-month period, and (B) the product of (1) the weighted average of the issue price per share of the Company’s common stock of all of the Company’s public offerings of common stock multiplied by the weighted average number of all shares of common stock outstanding including any restricted shares of the Company’s common stock, RSUs, or any shares of the Company’s common stock not yet issued, but underlying other awards granted under the Company’s Amended and Restated 2012 Equity Incentive Plan (see Note 8 included in these consolidated financial statements) in the previous 12-month period, and (2) 8%; and (b) the sum of any incentive fees earned by ACREM with respect to the first three fiscal quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most recently completed fiscal quarters is greater than zero. “Core Earnings” is defined in the Management Agreement as net income (loss) computed in accordance with GAAP, excluding non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that any of the Company’s target investments are structured as debt and the Company forecloses on any properties underlying such debt), any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income (loss), or in net income (loss), and one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between ACREM and the Company’s independent directors and after approval by a majority of the Company’s independent directors. Core Earnings is defined in the Management Agreement and is used to calculate the incentive fees the Company pays to ACREM. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any incentive fees.

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

The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2026 and 2025, and amounts payable to the Company’s Manager as of September 30, 2026 and December 31, 2025 ($ in thousands):

	Incurred				Payable
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of
	2026	2025	2026	2025	September 30, 2026	December 31, 2025
Affiliate Payments
Management fees	$2,388	$2,420	$7,182	$7,417	$2,388	$2,420
Incentive fees	—	—	—	—	—	—
General and administrative expenses	779	781	2,418	2,808	1,785	1,641
Direct costs (1)	81	4	139	60	34	—
Total	$3,248	$3,205	$9,739	$10,285	$4,207	$4,061
_______________________________

(1)For the three and nine months ended September 30, 2026 and 2025, direct costs incurred are included within general and administrative expenses in the Company’s consolidated statements of operations.

Investments in Loans

From time to time, the Company co-invests with other investment vehicles managed by Ares Management or its affiliates and their portfolio companies, including by means of splitting investments, participating in investments or other means of syndication of investments. For such co-investments, the Company may act as the administrative agent for the holders of such investments provided that the Company maintains a majority of the aggregate investment. No fees will be received by the Company for performing services as administrative agent with respect to co-investments. The Company is responsible for its pro-rata share of costs and expenses for such co-investments, including due diligence costs for transactions which fail to close. The Company’s investment in such co-investments is made on a pari-passu basis with the other Ares managed investment vehicles and the Company is not obligated to provide, nor has it provided, any financial support to the other Ares managed investment vehicles. As such, the Company’s risk is limited to the carrying amount of its investment and the Company recognizes only the carrying amount of its investment in its consolidated balance sheets. Such investments may raise potential conflicts of interest between the Company and such other Ares managed investment vehicles due to differing investment goals and liquidity needs, and such other Ares managed investment vehicles may take actions that are adverse to the Company's interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such investment. As of September 30, 2026 and December 31, 2025, the total outstanding principal balance for co-investments held by the Company was $876.5 million and $524.8 million, respectively.

Loan Acquisitions from or Dispositions to Affiliates

The Company or one or more affiliates of the Company’s Manager may originate commercial real estate loans, which may be made available for purchase by other investment vehicles, including the Company and/or other Ares Management managed investment vehicles, as applicable. From time to time, the Company may purchase or sell such commercial real estate loans from or to affiliates of the Company’s Manager. Although the Company’s Manager will approve the purchase and sale of such loans only on terms, including the consideration to be paid, that are determined by the Company’s Manager in good faith to be appropriate for the Company and provided that the Company has sufficient liquidity, the interests of the Company’s Manager could be in conflict with those of the Company. The Company is not obligated to purchase any loans originated by affiliates of the Company’s Manager or sell any loans originated by the Company to affiliates of the Manager. In addition, from time to time, the Company may purchase or sell loans, including participations in loans, from or to other Ares Management managed investment vehicles. Loans purchased or sold by the Company from or to affiliates of the Company’s Manager or other Ares Management managed investment vehicles are purchased or sold at fair value as determined by an independent third-party valuation expert and are subject to approval by a majority of the Company’s independent directors. No loans were purchased or sold by the Company from or to affiliates of the Company’s Manager or other Ares Management managed investment vehicles for the three and nine months ended September 30, 2026 and 2025, except as disclosed below.

During the nine months ended September 30, 2026, the Company sold a $68.5 million portion of a senior mortgage loan and a $6.8 million portion of a senior mortgage loan to an Ares Management managed investment vehicle. At the time of sale, the outstanding principal balances of the portions of the loans that were sold were $61.4 million and $2.5 million, respectively, and had been classified as held for sale in the Company’s consolidated balance sheets. Each of the two portions of the loans held for sale were sold at fair value, which was equal to the Company’s respective carrying amount, and no gain or loss was recognized on either of the sales.

13.   DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2026 and 2025 ($ in thousands, except per share data):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
August 4, 2026	September 30, 2026	October 15, 2026	$0.15	$8,458
May 7, 2026	June 30, 2026	July 15, 2026	0.15	8,458
February 10, 2026	March 31, 2026	April 15, 2026	0.15	8,442
Total cash dividends declared for the nine months ended September 30, 2026			$0.45	$25,358

August 5, 2025	September 30, 2025	October 15, 2025	$0.15	$8,365
May 7, 2025	June 30, 2025	July 15, 2025	0.15	8,368
February 12, 2025	March 31, 2025	April 15, 2025	0.15	8,354
Total cash dividends declared for the nine months ended September 30, 2025			$0.45	$25,087

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

In connection with the FL4 CLO Securitization, the FL4 Issuer and FL4 Co-Issuer offered and issued the following classes of FL4 Notes to third party investors: Class A, Class A-S, Class B, Class C, Class D and Class E Notes (collectively, the “FL4 Offered Notes”). A wholly-owned subsidiary of the Company retained approximately $62.5 million of the FL4 Notes and all of the $64.3 million of preferred equity in the FL4 Issuer, which totaled $126.8 million. The Company, as the holder of the subordinated FL4 Notes and all of the preferred equity in the FL4 Issuer, had the obligation to absorb losses of the FL4 CLO Securitization, since the Company had a first loss position in the capital structure of the FL4 CLO Securitization. On January 20, 2026, the Company exercised its redemption option under the FL4 CLO Securitization, and in connection therewith, exchanged its remaining FL4 Notes and preferred equity in the FL4 Issuer for the remaining mortgage loans and real estate owned held by the FL4 Issuer. As of December 31, 2025, the FL4 Notes were collateralized by interests in a pool of four mortgage assets having a total principal balance of $138.9 million that were closed by a wholly-owned subsidiary of the Company and $52.6 million of real estate owned related to an office property, which had collateralized a previous mortgage asset, and was acquired in September 2024 through a deed in lieu of foreclosure. During the three and nine months ended September 30, 2025, the Company paid down $19.8 million and $34.3 million of the FL4 Offered Notes, respectively. As all of the FL4 Notes were repaid in full at par on January 20, 2026, the Company did not pay down any of the FL4 Offered Notes during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company paid down $99.9 million of the FL4 Offered Notes. As of September 30, 2026, all of the FL4 Notes of the FL4 Issuer held by third parties had been repaid in full at par.

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

Non-consolidated VIEs

The Company evaluated its senior mortgage loan investment that is collateralized by a residential condominium property located in New York, and it was determined to be an interest in a VIE. However, the Company was not deemed to be the primary beneficiary. The Company’s exposure to the obligations of the VIE is generally limited to its investment and the Company is not obligated to provide, nor has it provided, any financial support to the VIE. As such, the risk associated with the Company’s involvement in the VIE is limited to the carrying amount of its investment. As of September 30, 2026, the Company’s maximum risk of loss was $144.9 million, which represents the Carrying Value of its investment in the VIE.

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

The following table summarizes the information about segment net income (loss) and significant segment expenses for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest margin	$7,941	$8,471	$24,058	$24,777
Revenue from real estate owned	5,572	5,634	17,271	16,841
Total revenue	13,513	14,105	41,329	41,618

Expenses from real estate owned	(3,322)	(4,540)	(9,757)	(13,662)
(Provision for) reversal of current expected credit losses, net	(1,803)	2,190	(13,806)	27,680
Realized losses on loans	—	(1,643)	(3,340)	(34,643)
Realized gain on sale of real estate owned	7,082	—	7,082	—
Other segment items (1)	(5,424)	(5,459)	(16,686)	(18,030)
Segment net income (loss)	10,046	4,653	4,822	2,963
Adjustments and reconciling items	—	—	—	—
Net income (loss) attributable to common stockholders	$10,046	$4,653	$4,822	$2,963
______________________________

(1)Other segment items included in Segment net income (loss) include, as applicable, management and incentive fees to affiliate, professional fees, general and administrative expenses, general and administrative expenses reimbursed to affiliate and income tax expense (benefit), including excise tax.

16.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this quarterly report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2026, except as disclosed below.

On October 20, 2026, the Company fully repaid and terminated the Secured Term Loan.

On October 30, 2026, the senior mortgage loan collateralized by an industrial property located in New Jersey, which was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the November 2024 maturity date, was fully repaid.

On October 30, 2026, the Company closed an $11.4 million senior mortgage loan on a self storage property located in Pennsylvania. At closing, the outstanding principal balance was $11.1 million. The loan has a per annum interest rate of SOFR plus 3.00%.

The Company’s board of directors declared a regular cash dividend of $0.15 per common share for the fourth quarter of 2026. The fourth quarter 2026 dividend will be payable on January 15, 2027 to common stockholders of record as of December 31, 2026.

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

Developments During the Third Quarter of 2026:

•We closed a $35.3 million senior mortgage loan as part of a co-investment on a portfolio of industrial properties located in various states, of which $28.5 million is classified as held for investment and $6.8 million was classified as held for sale. During the three months ended September 30, 2026, we sold the $6.8 million portion of the $35.3 million senior mortgage loan. At the time of the sale, the outstanding principal balance of the portion of the loan that was sold was $2.5 million and the loan was sold at fair value, which was equal to our carrying amount, and no gain or loss was recognized on the sale. We continue to hold the remaining $28.5 million portion of the senior mortgage loan, which had an outstanding principal balance of $10.3 million as of September 30, 2026 and is classified as held for investment.
•We entered into a Purchase and Sale Agreement and closed the sale of the multi-building office property located in North Carolina that was classified as real estate owned held for sale to a third party for $64.0 million. We recognized a $7.1 million realized gain on the sale of the property as the net sale proceeds exceeded the carrying amount of the property as of the sale closing date.

Trends Affecting Our Business

During the third quarter of 2026, the U.S. economy continued to expand, supported by resilient consumer spending and low levels of unemployment despite heightened geopolitical tensions and increased inflation measures. Against this backdrop, the Federal Reserve adopted a more restrictive monetary policy, raising the federal funds rate by 25 basis points in September 2026 and signaling the potential for additional future rate increases. Uncertainty remains regarding the timing, magnitude and pace of future monetary policy adjustments.

Amid evolving central bank policy, persistent inflation and continued economic expansion, market interest rates moved higher during the third quarter of 2026, with the 10-Year U.S. Treasury yield increasing by more than 80 basis points. The resulting increase in borrowing costs moderated commercial real estate transaction activity. Property valuations in the third quarter of 2026, however, remained relatively stable, supported by limited new supply and new construction starts at or near 10-year lows.

For commercial mortgage REITs, higher interest rates may create opportunities to generate higher lending yields and potentially more attractive risk-adjusted returns. At the same time, elevated interest rates may increase refinancing pressure on borrowers, raise debt service costs and create challenges for commercial real estate valuations.

Rising operating costs, such as property insurance and raw material costs for property development and improvements, continue to place pressure on cash flow performance across many real estate property types. Although certain markets are showing a recovery, office properties nationally continue to experience challenges driven by remote work and elevated costs to operate, improve or repurpose these office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates. Offsetting some of these challenges, there has been a significant decline in new commercial real estate development that began in 2023 and has continued benefitting existing in-demand property types. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities.

Uncertainty around U.S. economic and foreign policies, international relations and their potential effect on the U.S. economy has increased risk. Should the risks from these factors become more acute, the commercial real estate market we service may be adversely affected.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets, including the real estate collateralizing our investments, and the supply of, and demand for, commercial mortgage loans, CRE debt and other financial assets in the marketplace. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual interest rate and the outstanding principal balance of the loans we originate. Interest rates vary according to the type of investment, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results are also impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers.

Stock Repurchase Program

On July 30, 2025, our board of directors extended the Repurchase Program of up to $50.0 million, which was expected to be in effect until July 31, 2026, or until the approved dollar amount had been used to repurchase shares. On July 28, 2026, our board of directors further extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2027, or until the approved dollar amount has been used to repurchase shares. Pursuant to the Repurchase Program, we may repurchase shares of our common stock in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transactions, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion. During the three and nine months ended September 30, 2026, we did not repurchase any shares through the Repurchase Program.

Loans Held for Investment Portfolio

As of September 30, 2026, our portfolio included 37 loans held for investment, excluding 199 loans that were repaid, sold, converted to real estate owned or written-off since inception. As of September 30, 2026, the aggregate originated commitment under these loans at closing was approximately $2.0 billion and outstanding principal was $1.8 billion. During the nine months ended September 30, 2026, we funded approximately $365.0 million of outstanding principal and received repayments of $146.0 million of outstanding principal. As of September 30, 2026, 90.2% of our loans have SOFR floors, with a weighted average floor of 1.71%, calculated based on loans with SOFR floors. References to SOFR or “S” are to 30-day SOFR (unless otherwise specifically stated).

Other than as set forth in Note 3 to our consolidated financial statements included in this quarterly report on Form 10-Q, as of September 30, 2026, all loans held for investment were paying in accordance with their contractual terms.

Our loans held for investment are accounted for at amortized cost. The following table summarizes our loans held for investment as of September 30, 2026 ($ in thousands):

	As of September 30, 2026
	Carrying Value (1)	Outstanding Principal (1)	Weighted Average Unleveraged Effective Yield				Weighted Average Remaining Life (Years) (4)
Senior mortgage loans	$1,718,554	$1,816,720	5.9%	(2)	7.4%	(3)	1.2
Subordinated debt and preferred equity investments	19,563	21,345	2.7%	(2)	6.6%	(3)	0.6
Total loans held for investment portfolio	$1,738,117	$1,838,065	5.9%	(2)	7.4%	(3)	1.2
_______________________________

(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans held for investment consists of unamortized purchase discounts, deferred loan fees and origination costs and cost-recovery proceeds.
(2)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all loans held by us as of September 30, 2026 as weighted by the outstanding principal balance of each loan.
(3)Unleveraged Effective Yield is the compounded effective rate of return that would be earned over the life of the investment based on the contractual interest rate (adjusted for any deferred loan fees, costs, premiums or discounts) and assumes no dispositions, early prepayments or defaults. The total Weighted Average Unleveraged Effective Yield is calculated based on the average of Unleveraged Effective Yield of all interest accruing loans held by us as of September 30, 2026 as weighted by the total outstanding principal balance of each interest accruing loan (excludes loans on non-accrual status as of September 30, 2026).
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

RECENT DEVELOPMENTS

On October 20, 2026, we fully repaid and terminated the Secured Term Loan.

On October 30, 2026, the senior mortgage loan collateralized by an industrial property located in New Jersey, which was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the November 2024 maturity date, was fully repaid.

On October 30, 2026, we closed an $11.4 million senior mortgage loan on a self storage property located in Pennsylvania. At closing, the outstanding principal balance was $11.1 million. The loan has a per annum interest rate of SOFR plus 3.00%.

Our board of directors declared a regular cash dividend of $0.15 per common share for the fourth quarter of 2026. The fourth quarter 2026 dividend will be payable on January 15, 2027 to common stockholders of record as of December 31, 2026.

RESULTS OF OPERATIONS

The following table sets forth a summary of our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Total revenue	$13,513	$14,105	$(592)	$41,329	$41,618	$(289)
Total expenses	(8,734)	(10,000)	1,266	(26,262)	(31,412)	5,150
(Provision for) reversal of current expected credit losses, net	(1,803)	2,190	(3,993)	(13,806)	27,680	(41,486)
Realized losses on loans	—	(1,643)	1,643	(3,340)	(34,643)	31,303
Realized gain on sale of real estate owned	7,082	—	7,082	7,082	—	7,082
Income (loss) before income taxes	10,058	4,652	5,406	5,003	3,243	1,760
Income tax expense (benefit), including excise tax	12	(1)	13	181	280	(99)
Net income (loss) attributable to common stockholders	$10,046	$4,653	$5,393	$4,822	$2,963	$1,859

The following tables set forth select details of our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

Net Interest Margin

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Interest income	$26,895	$23,261	$3,634	$79,555	$73,858	$5,697
Interest expense	(18,954)	(14,790)	(4,164)	(55,497)	(49,081)	(6,416)
Net interest margin	$7,941	$8,471	$(530)	$24,058	$24,777	$(719)

For the three months ended September 30, 2026 and 2025, net interest margin was approximately $7.9 million and $8.5 million, respectively. For the three months ended September 30, 2026 and 2025, interest income of $26.9 million and $23.3 million, respectively, was generated by weighted average earning assets of $1.8 billion and $1.3 billion, respectively, offset by $19.0 million and $14.8 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, the Secured Term Loan and securitization debt, as applicable, for the three months ended September 30, 2026 and 2025 were $1.2 billion and $0.8 billion, respectively. The decrease in net interest margin for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily due to a decrease in SOFR rates on our loans held for investment and a decrease in the weighted average interest-bearing cash and cash equivalents balances held for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

For the nine months ended September 30, 2026 and 2025, net interest margin was approximately $24.1 million and $24.8 million, respectively. For the nine months ended September 30, 2026 and 2025, interest income of $79.6 million and $73.9 million, respectively, was generated by weighted average earning assets of $1.8 billion and $1.4 billion, respectively, offset by $55.5 million and $49.1 million, respectively, of interest expense, unused fees and amortization of deferred loan costs. The weighted average borrowings under the Secured Funding Agreements, the Secured Term Loan and securitization debt, as applicable, for the nine months ended September 30, 2026 and 2025 were $1.2 billion and $0.9 billion, respectively. The decrease in net interest margin for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily due to a decrease in SOFR rates on our loans held for investment and a decrease in the weighted average interest-bearing cash and cash equivalents balances held for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Revenue From Real Estate Owned

On September 19, 2024, we acquired legal title to a multi-building office property located in North Carolina through a deed in lieu of foreclosure. Prior to September 19, 2024, the office property collateralized a $68.6 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the May 2024 maturity date. In conjunction with the deed in lieu of foreclosure, we derecognized the $68.6 million senior mortgage loan and recognized the office property as real estate owned. Revenues from this property consisted primarily of rental revenue from operating leases. On September 18, 2026, we closed the sale of the multi-building office property to a third party. For the three and nine months ended September 30, 2026, revenue from real estate owned related to this property was $2.4 million and $7.7 million, respectively. For the three and nine months ended September 30, 2025, revenue from real estate owned related to this property was $2.4 million and $7.1 million, respectively.

On September 8, 2023, we acquired legal title to a mixed-use property located in Florida through a consensual foreclosure. Prior to September 8, 2023, the mixed-use property collateralized an $82.9 million senior mortgage loan that we held that was in maturity default due to the failure of the borrower to repay the outstanding principal balance of the loan by the February 2023 maturity date. In conjunction with the consensual foreclosure, we derecognized the $82.9 million senior mortgage loan and recognized the mixed-use property as real estate owned. Revenues from this property consist primarily of rental revenue from operating leases. For the three and nine months ended September 30, 2026, revenue from real estate owned related to this property was $3.2 million and $9.6 million, respectively. For the three and nine months ended September 30, 2025, revenue from real estate owned related to this property was $3.3 million and $9.8 million, respectively.

Operating Expenses

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Management and incentive fees to affiliate	$2,388	$2,420	$(32)	$7,182	$7,417	$(235)
Professional fees	603	526	77	2,122	2,077	45
General and administrative expenses	1,642	1,733	(91)	4,783	5,448	(665)
General and administrative expenses reimbursed to affiliate	779	781	(2)	2,418	2,808	(390)
Expenses from real estate owned	3,322	4,540	(1,218)	9,757	13,662	(3,905)
Total expenses	$8,734	$10,000	$(1,266)	$26,262	$31,412	$(5,150)

Total expenses decreased by $1.3 million and $5.2 million for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. See Related Party Expenses, Other Expenses and Expenses from Real Estate Owned discussions below for further detail.

Related Party Expenses

For each of the three and nine months ended September 30, 2026 and 2025, management fees were relatively consistent and no incentive fees were incurred. General and administrative expenses reimbursed to affiliate represents our share of allocable general and administrative expenses for which we were required to reimburse our Manager pursuant to the Management Agreement. The decrease in allocable general and administrative expenses due to our Manager for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 relates to changes in the mix of employees of our Manager that allocated time to us.

Other Expenses

The decrease in general and administrative expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily relates to a decrease in stock-based compensation expense due to a reduction in the weighted average grant date fair value for restricted stock and restricted stock unit awards granted after September 30, 2025 and a reduction in various operating expenses for the nine months ended September 30, 2026.

Expenses From Real Estate Owned

For the three and nine months ended September 30, 2026 and 2025, expenses from real estate owned were comprised of the following ($ in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Mixed-use property operating expenses	$1,242	$1,190	$52	$3,585	$3,486	$99
Office property operating expenses	1,206	1,331	(125)	3,513	3,748	(235)
Depreciation and amortization expense	874	2,019	(1,145)	2,659	6,428	(3,769)
Expenses from real estate owned	$3,322	$4,540	$(1,218)	$9,757	$13,662	$(3,905)

Property operating expenses consisted primarily of expenses incurred in the day-to-day operation of our mixed-use and office properties, including common area maintenance costs, property taxes and insurance. Common area maintenance costs include items such as maintenance and repairs, utilities, janitorial services, security and property management fees. The decreases in office property operating expenses for each of the three and nine months ended September 30, 2026 compared to three and nine months ended September 30, 2025 are primarily due to the three and nine months ended September 30, 2026 only including operating expenses related to the multi-building office property through September 17, 2026 as we completed the sale of the multi-building office property on September 18, 2026.

The decreases in depreciation and amortization expense for each of the three and nine months ended September 30, 2026 compared to three and nine months ended September 30, 2025 are primarily due to no depreciation and amortization expense being incurred on our multi-building office property during the three and nine months ended September 30, 2026 as the multi-building office property was classified as real estate owned held for sale and sold on September 18, 2026.

(Provision for) Reversal of Current Expected Credit Losses, Net

For the three months ended September 30, 2026 and 2025, the net (provision for) reversal of current expected credit losses was $(1.8) million and $2.2 million, respectively. For the three months ended September 30, 2026, the net provision for current expected credit losses is primarily due to changes in loan- and collateral-specific attributes, new loan closings and a relative decline in the near-term macroeconomic forecasts during the three months ended September 30, 2026. These factors were partially offset by shorter average remaining loan term and other changes in loan- and collateral-specific attributes during the three months ended September 30, 2026. For the three months ended September 30, 2025, the net reversal of current expected credit losses was primarily due to a realized loss on an office loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments, a relative improvement in the near-term macroeconomic forecasts and other loan- and collateral-specific attributes during the three months ended September 30, 2025. These factors were partially offset by new loan closings and other loan- and collateral-specific attributes during the three months ended September 30, 2025.

For the nine months ended September 30, 2026 and 2025, the net (provision for) reversal of current expected credit losses was $(13.8) million and $27.7 million, respectively. For the nine months ended September 30, 2026, the net provision for current expected credit losses is primarily due to changes in loan- and collateral-specific attributes and new loan closings during the nine months ended September 30, 2026. These factors were partially offset by a realized loss on a multifamily loan, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments and other changes in loan- and collateral-specific attributes during the nine months ended September 30, 2026. For the nine months ended September 30, 2025, the net reversal of current expected credit losses was primarily due to realized losses on two office loans, resulting in a reversal of the associated CECL Reserve, shorter average remaining loan term, loan repayments, a relative improvement in the near-term macroeconomic forecasts and other loan- and collateral-specific attributes during the nine months ended September 30, 2025. These factors were partially offset by new loan closings and other loan- and collateral-specific attributes during the nine months ended September 30, 2025.

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

We previously held a senior A-Note loan with an outstanding principal balance of $59.0 million and a subordinated B-Note loan with an outstanding principal balance of $10.6 million, which were both collateralized by an office property located in New York. The subordinated B-Note loan was subordinate to new borrower equity related to additional capital contributions. In September 2025, we entered into a modification and extension agreement with the borrower to, among other things, (1) transfer $6.0 million of the outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, which increased the outstanding principal balance of the senior A-Note loan from $59.0 million to $65.0 million and (2) extinguish the remaining $4.6 million of outstanding principal balance of the subordinated B-Note loan. Upon the transfer of the $6.0 million of outstanding principal balance from the subordinated B-Note loan to the senior A-Note loan, the remaining outstanding principal balance of the subordinated B-Note loan was $4.6 million and the remaining Carrying Value was $1.6 million. In conjunction with the extinguishment of the remaining subordinated B-Note loan, we recognized a realized loss of $1.6 million in our consolidated statements of operations for both the three and nine months ended September 30, 2025, which was equal to the remaining Carrying Value of the subordinated B-Note loan.

In March 2026, we received a discounted payoff on a senior mortgage loan with outstanding principal of $28.2 million, which was collateralized by a multifamily property located in Pennsylvania. The discounted payoff was received in conjunction with the sale of the multifamily property by the borrower. For the nine months ended September 30, 2026, we recognized a realized loss of $3.3 million in our consolidated statements of operations upon the payoff of the senior mortgage loan as the Carrying Value exceeded the net proceeds from the payoff of the loan.

Realized Gain on Sale of Real Estate Owned

In September 2026, we sold our multi-building office property located in North Carolina that was classified as real estate owned held for sale to a third party for $64.0 million. For both the three and nine months ended September 30, 2026, we recognized a $7.1 million realized gain on the sale of the property as the net sale proceeds exceeded the carrying amount of the property as of the sale closing date.

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

As of November 3, 2026, we had approximately $87 million in liquidity including $43 million of cash and $44 million of availability under our Secured Funding Agreements.

Cash Flows

The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net income (loss)	$4,822	$2,963
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	4,195	13,764
Net cash provided by (used in) operating activities	9,017	16,727
Net cash provided by (used in) investing activities	(134,660)	438,194
Net cash provided by (used in) financing activities	120,115	(397,339)
Change in cash, cash equivalents and restricted cash	$(5,528)	$57,582

During the nine months ended September 30, 2026 and 2025, cash, cash equivalents and restricted cash decreased by $5.5 million and increased by $57.6 million, respectively.

Operating Activities

For the nine months ended September 30, 2026 and 2025, net cash provided by operating activities totaled $9.0 million and $16.7 million, respectively. For the nine months ended September 30, 2026, adjustments to net income (loss) related to operating activities primarily included the net provision for current expected credit losses of $13.8 million, accretion of discounts, deferred loan origination fees and costs of $3.8 million, amortization of deferred financing costs of $3.6 million, realized losses on loans of $3.3 million, a realized gain on sale of real estate owned of $7.1 million and change in other assets of $12.5 million. For the nine months ended September 30, 2025, adjustments to net income (loss) related to operating activities primarily included the net reversal of current expected credit losses of $27.7 million, accretion of discounts, deferred loan origination fees and costs of $3.2 million, amortization of deferred financing costs of $3.6 million, depreciation and amortization of real estate owned of $6.5 million and realized losses on loans of $34.6 million.

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities totaled $134.7 million and was primarily related to cash used for the origination and funding of loans held for investment of $353.3 million, partially offset by cash received from principal collections and cost-recovery proceeds on loans held for investment of $151.3 million and proceeds from the sale of real estate owned of $62.5 million. For the nine months ended September 30, 2025, net cash provided by investing activities totaled $438.2 million and was primarily related to cash received from principal collections and cost-recovery proceeds on loans held for investment exceeding the cash used for the origination and funding of loans held for investment.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities totaled $120.1 million and was primarily related to proceeds from our Secured Funding Agreements of $440.1 million partially offset by repayments of our Secured Funding Agreements of $191.2 million, repayments of debt of consolidated VIEs of $99.9 million and dividends paid of $25.3 million. For the nine months ended September 30, 2025, net cash used in financing activities totaled $397.3 million and was primarily related to repayments of our Secured Funding Agreements of $195.6 million, repayments of debt of consolidated VIEs of $338.3 million, repayments of our Secured Term Loan of $30.0 million and dividends paid of $30.6 million, partially offset by proceeds from our Secured Funding Agreements of $200.1 million.

Summary of Financing Agreements

The sources of financing, as applicable in a given period, under our Financing Agreements are described in the following table ($ in thousands):

	As of
	September 30, 2026					December 31, 2025
	Total Commitment	Outstanding Balance	Interest Rate	Maturity Date		Total Commitment	Outstanding Balance	Interest Rate	Maturity Date
Secured Funding Agreements:
Wells Fargo Facility	$600,000	$557,211	SOFR+1.35 to 3.75%	February 10, 2028	(1)	$600,000	$438,911	SOFR+1.40 to 3.75%	February 10, 2028	(1)
Citibank Facility	425,000	276,147	SOFR+1.50 to 3.00%	January 13, 2027	(2)	325,000	269,265	SOFR+1.50 to 3.00%	January 13, 2027	(2)
CNB Facility	75,000	—	SOFR+3.25%	December 31, 2026	(3)	75,000	—	SOFR+3.25%	March 10, 2026	(3)
Morgan Stanley Facility	350,000	273,661	SOFR+1.55 to 3.50%	July 16, 2029	(4)	150,000	150,000	SOFR+1.75 to 3.50%	July 16, 2026	(4)
Subtotal	$1,450,000	$1,107,019				$1,150,000	$858,176

Secured Term Loan	$90,000	$90,000	6.00%	November 12, 2026	(5)	$90,000	$90,000	5.25%	November 12, 2026	(5)
Total	$1,540,000	$1,197,019				$1,240,000	$948,176
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
(3)In March 2026, we amended the secured revolving funding facility with City National Bank (the “CNB Facility”) to, among other things, extend the maturity date to December 31, 2026. The interest rate on advances under the CNB Facility is a per annum interest rate equal to the sum of, at our option, either (a) a SOFR-based rate plus 3.25% or (b) a base rate plus 2.25%, in each case, subject to an interest rate floor. The amount immediately available under the CNB Facility at any given time can fluctuate based on the fair value of the collateral in the borrowing base that secures the CNB Facility. As of September 30, 2026, there was no immediate availability under the CNB Facility based on the fair value of the collateral in the borrowing base at such time. The amount immediately available under the CNB Facility may be increased to up to $75.0 million by the pledge of additional collateral into the borrowing base in accordance with the CNB Facility agreement.
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
(5)On October 20, 2026, we fully repaid the outstanding principal balance under the Credit and Guaranty Agreement with the lenders referred to therein and Cortland Capital Market Services LLC, as administrative agent and collateral agent for the lenders (the “Secured Term Loan”) and the Secured Term Loan was terminated. Advances under the Secured Term Loan were set to the following fixed interest rates: (i) 4.50% per annum until May 1, 2025 and (ii) after May 1, 2025, the interest rate increased 0.25% every three months.

Our Financing Agreements contain various affirmative and negative covenants, including negative pledges, and provisions related to events of default that are normal and customary for similar financing agreements. As of September 30, 2026, we were in compliance with all financial covenants of each respective Financing Agreement. We may be required to fund commitments on our loans held for investment in the future and we may not receive funding from our Secured Funding Agreements with respect to these commitments. See Note 6 to our consolidated financial statements included in this quarterly report on Form 10-Q for more information on our Financing Agreements.

Securitizations

On January 20, 2026, we exercised our redemption option under the FL4 CLO Securitization, and in connection therewith, exchanged our remaining FL4 Notes and preferred equity in the FL4 Issuer for the remaining mortgage loans and real estate owned held by the FL4 Issuer and all of the FL4 Notes held by third parties were repaid in full at par. Therefore, as of September 30, 2026, there were no FL4 Notes outstanding.

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

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into or may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk. As of September 30, 2026, we did not have any hedging or derivative financial instruments in place.

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

Interest Rate Effect on Net Income

Our interest income and expense will generally change directionally with index rates. The impact of declining interest rates may be mitigated by interest rate floors and the impact of rising or declining interest rates may be mitigated by certain hedging transactions that we have entered into or may enter into in the future. The following table estimates the hypothetical increases/(decreases) in net income for a twelve month period, assuming (1) an immediate increase or decrease in 30-day SOFR as of September 30, 2026 and (2) no change in the outstanding principal balance of our loans held for investment portfolio and borrowings as of September 30, 2026 ($ in millions):

Change in 30-Day SOFR	Increase/(Decrease) in Net Income
Up 100 basis points	$3.4
Up 50 basis points	$1.7
Down 50 basis points	$(1.7)
Down 100 basis points	$(3.1)
SOFR at 0 basis points	$11.6

The severity of any such impact depends on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase and any applicable floors or hedging transactions. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Interest Rate Floor Risk

We primarily originate or acquire floating rate mortgage and mortgage-related assets. Some of these mortgage assets may be subject to interest rate floors. Similarly, some of our borrowing costs may be subject to interest rate floors. In a period of decreasing interest rates, the interest rate yields on our floating rate mortgage assets could decrease, while the interest rate costs on certain of our borrowings could be fixed at a higher floor. In addition, a decrease in interest rates or tightening credit spreads increases the likelihood that certain of our investments will be refinanced at lower interest rates. These factors could lower our net interest income or cause a net loss during periods of decreasing interest rates, which would harm our financial condition, cash flows and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) ($ in thousands)
July 1, 2026 - July 31, 2026	—	$—	—	$50,000
August 1, 2026 - August 31, 2026	—	—	—	50,000
September 1, 2026 - September 30, 2026	—	—	—	50,000
Total	—		—
_____________________________

(1)On July 30, 2025, our board of directors extended the Repurchase Program of up to $50.0 million, which was expected to be in effect until July 31, 2026, or until the approved dollar amount had been used to repurchase shares. On July 28, 2026, our board of directors further extended the Repurchase Program of up to $50.0 million, which is expected to be in effect until July 31, 2027, or until the approved dollar amount has been used to repurchase shares. As of September 30, 2026, $50.0 million remained available for future purchases of our common stock under the Repurchase Program. The Repurchase Program does not obligate us to acquire any particular amount of shares of our common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Exhibit Description
3.1		Articles of Amendment and Restatement of Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K (File No. 001-35517), filed on March 1, 2016).
3.2		Second Amended and Restated Bylaws of Ares Commercial Real Estate Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-35517), filed on February 15, 2023).
10.1	*	Fourth Amendment to Parent Guaranty and Indemnity, dated as of October 5, 2026, by and among Morgan Stanley Bank, N.A., a national banking association, as buyer, ACRC Lender MS LLC and ACRC Lender MS II LLC, as sellers, and Ares Commercial Real Estate Corporation, as guarantor
10.2	*	Fifth Amendment to Second Amended and Restated Substitute Guaranty Agreement, dated as of October 5, 2026, by and among Ares Commercial Real Estate Corporation, as guarantor, Citibank, N.A., a national banking association, as buyer, and ACRC Lender C LLC, as seller
10.3	*	Amendment No. 3 to Second Amended and Restated Guarantee Agreement, dated as of October 5, 2026, by and among ACRC Lender W LLC, as ACRC Seller, ACRC Lender W TRS LLC, as TRS Seller, Ares Commercial Real Estate Corporation, as Guarantor, and Wells Fargo Bank, National Association, a national banking association, as Buyer
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES COMMERCIAL REAL ESTATE CORPORATION

Date:	November 9, 2026	By:	/s/ Bryan P. Donohoe
Bryan P. Donohoe
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Jeffrey M. Gonzales
Jeffrey M. Gonzales
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)